Form 10-Q
period 1995-01-27
BRIDGFORD FOODS CORP
filed 1995-03-10
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 1995

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number  0-2396


               BRIDGFORD FOODS CORPORATION
(Exact name of Registrant as specified in its charter)


      California                            95-1778176
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)         identification number)


1308 N. Patt Street, Anaheim, Ca  92801
(Address of principal executive offices-Zip code)

714-526-5533
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   [ X ]                  No [   ]

As of March 1, 1995 the registrant had 9,396,933 shares of common stock outstanding.


Number of pages in this Form 10-Q        8

(end of cover page)                                 Page 1 of 8 pages

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

Part I.  Financial Information

  Item 1.  Financial Statements

      a. Consolidated Balance Sheets

      b. Consolidated Statements of Income

      b. Consolidated Statements of Shareholders' Equity

      c. Consolidated Statements of Cash Flows

      d. Notes to Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.   Other Information

Items 1-6 have been omitted because they are not applicable with respect to the current reporting period.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the the undersigned thereunto duly authorized.

                                     BRIDGFORD FOODS CORPORATION
                                            (Registrant)



                                  By:/s/     Robert E. Schulze
March 10, 1995                       R. E. Schulze, Executive Vice President,
Date                                 Secretary, Treasurer and Principal
                                     Financial Officer


                                                    Page 2 of 8 pages

Item 1. a.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                     January 27     October 28
                                                        1995           1994
                                                    (unaudited)     (audited)
ASSETS

Current assets:

   Cash and cash equivalents                        $14,627,360    $12,648,368
   Accounts receivable, less allowance
     for doubtful accounts of $464,554
     and $470,582                                     7,400,022      9,422,201
   Inventories (Note 2)                              10,463,174     12,060,020
   Prepaid expenses and other                         6,190,745      5,296,590

    Total current assets                             38,681,301     39,427,179

Property, plant and equipment, less
  accumulated depreciation of $19,994,356
  and $19,472,731                                     7,630,957      7,559,382

                                                    $46,312,258    $46,986,561

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                  $3,242,505     $4,253,882
   Accrued payroll and other expenses                 9,963,078      9,992,835
   Income taxes payable                                  71,228        309,832

    Total current liabilities                        13,276,811     14,556,549



Shareholders'equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 9,396,933 shares        9,453,816      9,453,816

   Capital in excess of par value                     3,024,881      3,024,881

   Retained earnings                                 20,556,750     19,951,315
                                                     33,035,447     32,430,012
                                                    $46,312,258    $46,986,561

                                                    Page 3 of 8 pages

Item 1. b.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                          13 weeks ended
                                                     January 27     January 28
                                                        1995           1994

Net sales                                           $28,504,586    $28,417,382
Cost of products sold,
  excluding depreciation                             18,402,229     18,727,632
Selling, general and
  administrative expenses                             7,391,542      7,194,789
Depreciation                                            521,625        490,750
                                                     26,315,396     26,413,171

Income before taxes                                   2,189,190      2,004,211

Income tax provision                                    832,000        762,000

Net income                                           $1,357,190     $1,242,211

Net income
  per share (Note 3)                                      $0.14          $0.13

Cash dividends paid
  per share (Note 3)                                      $0.08          $0.05

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(Unaudited)


                                                      Capital
                        Common Stock                 in excess       Retained
                          Shares         Amount         of par        earnings
October 29, 1993        9,396,933     $9,453,816     $3,024,881    $15,688,974
  Net income                                                         1,242,211
  Cash dividends
  ($.05 per share)                                                    (469,847)
January 28, 1994        9,396,933     $9,453,816     $3,024,881    $16,461,338

October 28, 1994        9,396,933     $9,453,816     $3,024,881    $19,951,315
  Net income                                                         1,357,190
  Cash dividends
  ($.08 per share)                                                    (751,755)
January 27, 1995        9,396,933     $9,453,816     $3,024,881    $20,556,750


                                                    Page 4 of 8 pages

Item 1.c.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          13 weeks ended
                                                     January 27     January 28
                                                        1995           1994


Cash flows from operating activities:

  Net income                                         $1,357,190     $1,242,211

  Income charges not affecting cash:
    Depreciation                                        521,625        490,750
    Provision for losses on accounts receivable          11,538         13,650

Effect on cash of changes in assets and liabilities:
    Accounts receivable                               2,010,641        455,008
    Inventories                                       1,596,846        943,861
    Prepaid expenses and other                         (894,155)      (363,107)
    Accounts payable and accrued expenses            (1,041,134)      (268,028)
    Income taxes payable                               (238,604)       112,874

       Net cash provided by operating activities      3,323,947      2,627,219

Cash used in investing activities:
     Additions to property, plant and equipment        (593,200)      (481,831)

Cash used for financing activities:
     Cash dividends paid                               (751,755)      (469,847)

Net increase in cash and cash equivalents             1,978,992      1,675,541

Cash and cash equivalents at beginning of period     12,648,368      7,272,912

Cash and cash equivalents at end of period          $14,627,360     $8,948,453

Cash paid for income taxes                           $1,589,000       $867,000


                                                    Page 5 of 8 pages

Item 1.d.
BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Comments

      The consolidated financial statements of the Company for the thirteen weeks ended January 27, 1995 have been prepared in conformity with the accounting principles described in the 1994 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 1994 Annual Report to Shareholders.
Certain reclassifications have been made in the accompanying financial statements to comparative interim periods to conform with the current presentation.


Note 2 - Inventories

     Inventories are comprised as follows at the respective periods:

                       January 27     October 28
                          1995           1994
    Meat, ingredients
    and supplies       $3,858,521     $3,796,314
    Work in progress      887,014      1,524,807
    Finished goods      5,717,639      6,738,899
                      $10,463,174    $12,060,020

Note 3 - Common Stock and Per Share Data
      The weighted average shares used for computing earnings per share in the accompanying statements of income were 9,396,933 for all periods presented.

                                                    Page 6 of 8 pages

Item 2.


Management's Discussion and Analysis of Financial
Condition and Results of Operations


Sales increased by $87,000 (.3%) to $28,505,000 in the first quarter of the 1995 fiscal year compared to the same quarter last year. Sales in the first quarter increased $137,000 (.5%) compared to the previous fiscal quarter. The sales increases relate to higher unit sales volume and changes in product mix.

Cost of products sold decreased by $325,000 (1.7%) in the first quarter of the 1995 fiscal year to $18,402,000 compared to the first quarter of 1994, due primarily to lower ingredient costs. Compared to the prior fiscal quarter, cost of products sold increased $512,000 (2.9%) as a result of higher unit sales volume and changes in product mix.

Selling, general and administrative expenses increased by $197,000 (2.7%) to $7,392,000 in the first quarter of 1995 compared to the same quarter last year. The increase primarily relates to increased labor costs. Compared to the prior fiscal quarter, selling, general and administrative expenses increased by $302,000 (4.3%). Selling, general & administrative expenses increased due to higher sales volume and increased labor costs in the first quarter of 1995.

Depreciation expense increased by $31,000 (6.3%) in the first quarter of the 1995 fiscal year compared to the first quarter of 1994. Depreciation expense was $123,000 (30.9%) higher than the prior fiscal quarter. Depreciation expense in the fourth quarter of 1994 was reduced by approximately $92,000 to adjust estimated expenses for the fiscal year to actual.

The effective income tax rate was 38.0% in the first quarter of 1995 and 1994 fiscal years and in the prior quarter.

Cash and cash equivalents increased $1,979,000 (15.6%) to $14,627,000 during the first quarter of the 1995 fiscal year. The principal items affecting the $3,324,000 net cash provided by operating activities were net income of $1,357,000 and accounts receivable and inventory reductions of $2,011,000 and $1,597,000, respectively.





                                                 Page 7 of 8 pages

Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


Cash used in investing activities for the first quarter of 1995 consisted of $593,000 in additions to property, plant and equipment. This amount reflects the Company's continued investment in manufacturing facilities and transportation equipment. Significant capital expenditures are planned by the Company related to projects that extend into fiscal year 1995 and beyond. These expenditures include the construction of a food processing facility in North Carolina and extensive additions to existing facilities located in Texas. Capital expenditures in the $9 to $10 million range are anticipated.

Cash used for financing activities consists of cash dividends in the amount of $752,000 in the first quarter of 1995, an increase of $282,000 (60.0%) over the comparable period last year. The increase relates to a three-cent per share extra cash dividend paid together with a regular five-cent per share cash dividend in the first quarter of 1995 compared to a regular quarterly cash dividend of five-cents per share paid in the first quarter of 1994.

The Company remained free of interest bearing debt during the first quarter of 1995. The Company's revolving line of credit with Bank of
 America expires April 30, 1996 and provides for borrowings up to $2,000,000. The Company has not borrowed under the line for more than eight years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

                                                 Page 8 of 8 pages