Form 10-Q/A
period 1995-01-27
BRIDGFORD FOODS CORP
filed 1995-06-06
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q/A
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
(AS AMENDED)
For the quarterly period ended January 27, 1995

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

Yes   [ X ]                  No [   ]

As of March 1, 1995 the registrant had 9,396,933 shares of common stock outstanding.
(end of cover page)

BRIDGFORD FOODS CORPORATION
FORM 10-Q/A QUARTERLY REPORT
INDEX
(AS AMENDED)
Part I.  Financial Information

  Item 1.  Financial Statements

           a. Consolidated Balance Sheets

           b. Consolidated Statements of Income

           b. Consolidated Statements of Shareholders' Equity

           c. Consolidated Statements of Cash Flows

           d. Notes to Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information

Items 1-5 have been omitted because they are not applicable with respect to the current reporting period.

  Item 6.  Exhibits and Reports on Form 8-K

           a. Exhibits:
         27- Financial data schedule for the thirteen weeks ended
         January 27, 1995, submitted to the Securities and Exchange Commission in electronic format ( for SEC information only).

           b. Reports on Form 8-K
         No report on Form 8-K has been filed during the quarter for which this report is filed.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BRIDGFORD FOODS CORPORATION
                                       (Registrant)



                               By: /s/     Robert E. Schulze
June 5, 1995                       R. E. Schulze, President,
  Date                             and Principal Financial Officer