Form 10-Q
period 1995-04-28
BRIDGFORD FOODS CORP
filed 1995-06-09
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 1995

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

Yes   [ X ]                  No [   ]

As of June 9, 1995 the registrant had 9,396,933 shares of common stock outstanding.

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

  Item 4.  Submission of Matters to a Vote of Security Holders


Part II.   Other Information

Items 1-5 have been omitted because they are not applicable with respect to the current reporting period.

  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BRIDGFORD FOODS CORPORATION
                                            (Registrant)



                                  By:/s/ Robert E. Schulze
June 9, 1995                         R. E. Schulze, President
Date                                 and Principal Financial Officer

Item 1. a.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                      April 28      October 28
                                                        1995           1994
                                                    (unaudited)     (audited)
ASSETS

Current assets:
   Cash and cash equivalents                        $13,562,338    $12,648,368
   Accounts receivable, less allowance
     for doubtful accounts of $421,115
     and $470,582                                     8,144,358      9,422,201
   Inventories (Note 2)                              12,101,936     12,060,020
   Prepaid expenses and other                         6,213,405      5,296,590

    Total current assets                             40,022,037     39,427,179

Property, plant and equipment, less
  accumulated depreciation of $20,515,981
  and $19,472,731                                     8,692,231      7,559,382

                                                    $48,714,268    $46,986,561

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                  $3,774,837     $4,253,882
   Accrued payroll and other expenses                10,583,717      9,992,835
   Income taxes payable                                 115,228        309,832

    Total current liabilities                        14,473,782     14,556,549



Shareholders'equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 9,396,933 shares        9,453,816      9,453,816

   Capital in excess of par value                     3,024,881      3,024,881

   Retained earnings                                 21,761,789     19,951,315
                                                     34,240,486     32,430,012
                                                    $48,714,268    $46,986,561

Item 1. b.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                            13 weeks ended                26 weeks ended
                        April 28       April 29       April 28       April 29
                          1995           1994           1995           1994

Net sales             $26,635,748    $26,528,699    $55,140,334    $54,946,081
Cost of products sold,
excluding depreciation 17,116,881     17,082,758     35,519,110     35,810,390
Selling, general and
administrative expenses 6,295,357      6,384,878     13,686,899     13,579,667
Depreciation              521,625        490,750      1,043,250        981,500
                       23,933,863     23,958,386     50,249,259     50,371,557

Income before taxes     2,701,885      2,570,313      4,891,075      4,574,524

Income tax provision    1,027,000        977,000      1,859,000      1,739,000

Net income             $1,674,885     $1,593,313     $3,032,075     $2,835,524

Net income
  per share (Note 3)        $0.18          $0.17          $0.32          $0.30

Cash dividends paid
  per share (Note 3)        $0.05          $0.05          $0.13          $0.10

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(Unaudited)
                                                      Capital
                        Common Stock                 in excess       Retained
                          Shares        Amount         of par        earnings
October 29, 1993        9,396,933     $9,453,816     $3,024,881    $15,688,974
  Net income                                                         2,835,524
  Cash dividends
  ($.10 per share)                                                    (939,693)
April 29, 1994          9,396,933     $9,453,816     $3,024,881    $17,584,805

October 28, 1994        9,396,933     $9,453,816     $3,024,881    $19,951,315
  Net income                                                         3,032,075
  Cash dividends
  ($.13 per share)                                                  (1,221,601)
April 28, 1995          9,396,933     $9,453,816     $3,024,881    $21,761,789

Item 1.c.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          26 weeks ended
                                                      April 28       April 29
                                                        1995           1994
Cash flows from operating activities:

  Net income                                         $3,032,075     $2,835,524

  Income charges not affecting cash:
    Depreciation                                      1,043,250        981,500
    Provision for losses on accounts receivable          30,000         27,300

Effect on cash of changes in assets and liabilities:
    Accounts receivable                               1,247,843        910,167
    Inventories                                         (41,916)      (440,569)
    Prepaid expenses and other                         (916,815)      (273,605)
    Accounts payable and accrued expenses               111,837        902,689
    Income taxes payable                               (194,604)       158,000

       Net cash provided by operating activities      4,311,670      5,101,006

Cash used in investing activities:
     Additions to property, plant and equipment      (2,176,099)      (902,665)

Cash used for financing activities:
     Cash dividends paid                             (1,221,601)      (939,693)

Net increase in cash and cash equivalents               913,970      3,258,648

Cash and cash equivalents at beginning of period     12,648,368      7,272,912

Cash and cash equivalents at end of period          $13,562,338    $10,531,560

Cash paid for income taxes                           $2,777,000     $1,957,000

Item 1.d.
BRIDGFORD FOODS CORPORATION

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Note 1 - General Comments

          The consolidated financial statements of the Company for the twenty-six weeks ended April 28, 1995 have been prepared in conformity with the accounting principles described in the 1994 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 1994 Annual Report to Shareholders. Certain reclassifications have been made in the accompanying financial statements to comparative interim periods to conform with the current presentation.

    Note 2 - Inventories

         Inventories are comprised as follows at the respective periods:



                        April 28      October 28
                          1995           1994

    Meat, ingredients
      and supplies     $4,823,103     $3,796,314
    Work in progress    1,468,904      1,524,807
    Finished goods      5,809,929      6,738,899
                      $12,101,936    $12,060,020

    Note 3 - Common Stock and Per Share Data
          The weighted average shares used for computing earnings per share in the accompanying statements of income were 9,396,933 for all periods presented.

Item 2.
    Management's Discussion and Analysis of Financial Condition and Results of Operations

    Sales in the second quarter of the 1995 fiscal year increased $107,000 (.4%) over sales in the same quarter last year to $26,636,000.
    Compared to the prior fiscal quarter, sales decreased by $1,869,000 (6.6%). The changes in comparative sales relate primarily to differences in unit sales volume. The decrease in sales from the prior fiscal quarter reflects normal seasonal activity and changes in product mix. Sales for the first twenty-six weeks of the 1995 fiscal year increased $194,000 (.4%) to $55,140,000 compared to the same period last year. The increase in sales relates primarily to higher overall unit sales volume.

    Cost of products sold in the second quarter of 1995 increased $34,000 (.2%) to $17,117,000 compared to the second quarter of the 1994 fiscal year. When compared to the prior fiscal quarter, cost of products sold decreased $1,285,000 (7.0%). Cost of products sold in the first half of the 1995 fiscal year decreased $291,000 (.8%) to $35,519,000 compared to the first half of 1994. The changes in cost of products sold for the respective periods relate primarily to lower ingredient costs, fluctuations in unit sales volume and differences in product mix between the first and second quarters of 1995.

    Selling, general and administrative expenses were $6,295,000 in the second quarter of the 1995 fiscal year, which represents a decrease of $90,000 (1.4%) when compared to the same period of 1994. Selling, general and administrative expenses in the second quarter of 1994 decreased $1,096,000 (14.8%) from the prior fiscal quarter. For the first half of the 1995 fiscal year, selling, general and administrative expenses increased $107,000 (.8%) to $13,687,000 compared to the same period in 1994. Selling, general and administrative expenses generally ran a parallel course with changes in sales volume in the respective periods.

    Depreciation expense in the second quarter of 1995 was $522,000, the same as the prior fiscal quarter. Compared to the same period last year, depreciation expense increased $31,000 (6.3%) and the $1,043,000 in depreciation expense for the first half of 1995 was $62,000 (6.3%) higher than the same period in 1994.

    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    The effective tax rate in the first half of 1995 was 38.0%, consistent with the same period in the prior year.

    Cash and cash equivalents increased $914,000 (7.2%) to $13,562,000 in the first half of the 1995 fiscal year. Cash flows from operating activities ($4,312,000) were favorably influenced by net income for the period ($3,032,000), depreciation expense ($1,043,000) and reductions in accounts receivable balances ($1,248,000). For the first half of the prior fiscal year, cash and cash equivalents benefited from depreciation ($982,000), decreases in accounts receivable ($910,000) and increases in accounts payable and accrued expenses ($903,000).

    Cash used in the first half of the 1995 fiscal year for additions to property, plant and equipment totaled $2,176,000. The amount reflects the Company's continued investment in manufacturing facilities and transportation equipment. Significant capital expenditures are currently in process related to projects that extend into fiscal year 1995 and beyond. These expenditures include a food processing facility in North Carolina and extensive additions to the two existing plants in Texas. Total capital expenditures for these projects in the $9 to $10 million range are currently anticipated.

    Cash used for financing activities consists of cash dividends in the amount of $1,222,000 in the first half of 1995, an increase of $282,000 (30.0%) over the comparable period last year. The increase relates to a three-cent per share extra cash dividend paid in the first quarter of 1995 in addition to the regular five-cent per share cash dividends paid in the first and second quarters of 1995 and 1994.

    The Company remained free of interest bearing debt during the first half of 1994. The Company extended its revolving line of credit with Bank of America that now expires April 30, 1997 and provides for borrowings up to $2,000,000. The Company has not borrowed under the line for more than eight years.

    The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Part II.   Other Information

    Item 4.

    Submission of Matters to a Vote of Security Holders

    The Company held its annual meeting of shareholders on Wednesday, March 15, 1995 at the Holiday Inn, 222 W. Houston Avenue, Fullerton, California at 10:00 am Shareholders representing 8,424,350 or 89.7% of the 9,396,933 shares entitled to vote were present in person or by proxy, with 11,448 broker non-votes. The following persons were nominated and elected directors, with votes for or withheld from specific nominees for directors as indicated:

                          FOR            WITHHELD
    H. Wm. Bridgford    8,420,550          3,800
    Allan L. Bridgford  8,420,550          3,800
    Robert E. Schulze   8,420,550          3,800
    Paul A. Gilbert     7,807,150        617,200
    John W. McNevin     8,424,187            163
    Steven H. Price     8,423,025          1,325
    Norman V. Wagner II 8,424,150            200
    Paul R. Zippwald    8,423,450            900

    Votes cast for the reappointment of Price Waterhouse LLP as the independent public accountants for the Company for 1995 were 8,420,329 FOR, 2,163 AGAINST and 1,858 WITHHELD.

    Item 6.

    Exhibits and Reports on Form 8-K

    (a)  Exhibits:

    27- Financial Data Schedule for the twenty-six weeks ended
    April 28, 1995, submitted to the Securities and Exchange Commission in electronic format ( for SEC information only)

    (b) - Reports on Form 8-K

    No report on Form 8-K has been filed during the quarter for which this report is filed.