Form 10-Q
period 1995-07-28
BRIDGFORD FOODS CORP
filed 1995-09-08
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 1995

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

Yes   [ X ]                  No [   ]

As of September 8, 1995 the registrant had 9,396,933 shares of common stock outstanding.

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

                                     BRIDGFORD FOODS CORPORATION
                                            (Registrant)

                                  By:/s/     Robert E. Schulze
September 8, 1995                    R. E. Schulze, President
Date                                 and Principal Financial Officer

Item 1. a.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                      July 28       October 28
                                                        1995           1994
                                                    (unaudited)     (audited)
ASSETS

Current assets:

   Cash and cash equivalents                         $9,797,851    $12,648,368
   Accounts receivable, less allowance
     for doubtful accounts of $464,541
     and $470,582                                     8,767,170      9,422,201
   Inventories (Note 2)                              13,176,510     12,060,020
   Prepaid expenses and other                         6,738,916      5,296,590

    Total current assets                             38,480,447     39,427,179

Property, plant and equipment, less
  accumulated depreciation of $21,037,606
  and $19,472,731                                    11,009,405      7,559,382

                                                    $49,489,852    $46,986,561

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                  $3,487,210     $4,253,882
   Accrued payroll and other expenses                10,462,616      9,992,835
   Income taxes payable                                 232,228        309,832

    Total current liabilities                        14,182,054     14,556,549

Shareholders'equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 9,396,933 shares        9,453,816      9,453,816

   Capital in excess of par value                     3,024,881      3,024,881

   Retained earnings                                 22,829,101     19,951,315
                                                     35,307,798     32,430,012
                                                    $49,489,852    $46,986,561

Item 1. b.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                            13 weeks ended                39 weeks ended
                        July 28        July 29        July 28        July 29
                          1995           1994           1995           1994

Net sales             $26,000,551    $25,570,294    $81,140,885    $80,516,375
Cost of products sold,
excluding depreciation 16,834,759     16,479,676     52,353,869     53,043,816
Selling, general and
administrative expenses 6,166,009      6,256,464     19,852,908     19,082,381
Depreciation              521,625        490,750      1,564,875      1,472,250
                       23,522,393     23,226,890     73,771,652     73,598,447

Income before taxes     2,478,159      2,343,404      7,369,234      6,917,928

Income tax provision      941,000        890,000      2,800,000      2,629,000

Net income             $1,537,159     $1,453,404     $4,569,234     $4,288,928

Net income
  per share (Note 3)        $0.16          $0.15          $0.49          $0.46

Cash dividends paid
  per share (Note 3)        $0.05          $0.05          $0.18          $0.15

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(Unaudited)

                                                      Capital
                             Common Stock            in excess       Retained
                         Shares         Amount         of par        earnings
October 29, 1993        9,396,933     $9,453,816     $3,024,881    $15,688,974
  Net income                                                         4,288,928
  Cash dividends
  ($.15 per share)                                                  (1,409,540)
July 29, 1994           9,396,933     $9,453,816     $3,024,881    $18,568,362

October 28, 1994        9,396,933     $9,453,816     $3,024,881    $19,951,315
  Net income                                                         4,569,234
  Cash dividends
  ($.18 per share)                                                  (1,691,448)
July 28, 1995           9,396,933     $9,453,816     $3,024,881    $22,829,101

Item 1.c.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          39 weeks ended
                                                      July 28        July 29
                                                        1995           1994


Cash flows from operating activities:

  Net income                                         $4,569,234     $4,288,928

  Income charges not affecting cash:
    Depreciation                                      1,564,875      1,472,250
    Provision for losses on accounts receivable          49,200         40,950

Effect on cash of changes in assets and liabilities:
    Accounts receivable                                 605,831        967,728
    Inventories                                      (1,116,490)      (449,765)
    Prepaid expenses and other                       (1,442,326)       (62,685)
    Accounts payable and accrued expenses              (296,891)       995,888
    Income taxes payable                                (77,604)        26,000

       Net cash provided by operating activities      3,855,829      7,279,294

Cash used in investing activities:
     Additions to property, plant and equipment      (5,014,898)    (1,672,047)

Cash used for financing activities:
     Cash dividends paid                             (1,691,448)    (1,409,540)

Net increase (decrease) in cash and cash equivalents (2,850,517)     4,197,707

Cash and cash equivalents at beginning of period     12,648,368      7,272,912

Cash and cash equivalents at end of period           $9,797,851    $11,470,619

Cash paid for income taxes                           $4,094,000     $2,940,000

Item 1.d.
BRIDGFORD FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Note 1 - General Comments

The consolidated financial statements of the Company for the thirty-nine weeks ended July 28, 1995 have been prepared in conformity with the accounting principles described in the 1994 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 1994 Annual Report to Shareholders. Certain reclassifications have been made in the accompanying financial statements to comparative interim periods to conform with the current presentation.


    Note 2 - Inventories

         Inventories are comprised as follows at the respective periods:



                        July 29       October 28
                          1995           1994

    Meat, ingredients
      and supplies     $4,922,850     $3,796,314
    Work in progress    1,604,302      1,524,807
    Finished goods      6,649,358      6,738,899
                      $13,176,510    $12,060,020

    Note 3 - Common Stock and Per Share Data
The weighted average shares used for computing earnings per share in the accompanying statements of income were 9,396,933 for all periods presented.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales in the third quarter of the 1995 fiscal year increased $430,000 (1.7%) over sales in the same quarter last year to $26,001,000. Compared to the prior fiscal quarter, sales decreased by $635,000 (2.4%). The changes in comparative sales relate primarily to differences in unit sales volume.
The decrease in sales from the prior fiscal quarter reflects normal seasonal activity and changes in product mix. Sales for the first thirty-nine weeks of the 1995 fiscal year increased $625,000 (.8%) to $81,141,000 compared to the same period last year. The increase in sales relates primarily to higher unit sales volume. Price increases on selected products effective late in the quarter did not materially impact sales for the reported periods of the 1995 fiscal year.

Cost of products sold in the third quarter of 1995 increased $355,000 (2.2%) to $16,835,000 compared to the third quarter of the 1994 fiscal year. When compared to the prior fiscal quarter, cost of products sold decreased $282,000 (1.7%). Cost of products sold in the first three quarters of the 1995 fiscal year increased $64,000 (.1%) to $52,354,000 compared to the same period of 1994. The increase in cost of products sold for the respective periods relate primarily to increased unit sales volume and to changes in product mix.

Selling, general and administrative expenses were $6,166,000 in the third quarter of the 1995 fiscal year, which represents a decrease of
$90,000 (1.5%) compared to the same period of 1994.   Selling, general and
administrative expenses in the third quarter of 1995 decreased
$129,000 (2.1%) compared to the prior fiscal quarter. For the first three quarters of the 1995 fiscal year, selling, general and administrative expenses increased $17,000 (.1%) to $19,853,000 compared to the same period in 1994. Selling, general and administrative expenses grew at a slightly lower rate than did sales volume in the respective periods.

Depreciation expense in the third quarter of 1995 was $522,000, the same as the fiscal quarter. Compared to the same period last year, depreciation expense increased $31,000 (6.3%) and the $1,565,000 in depreciation expense for the first three quarters of 1995 was $93,000 (6.3%) higher than the same period in 1994.

The effective tax rate in the first thirty-nine weeks of 1995 was 38.0%, consistent with the same period in the prior year.

Cash and cash equivalents decreased $2,851,000 (22.5%) to $9,798,000 in the first thirty-nine weeks of the 1995 fiscal year. Cash flows from operating activities ($3,856,000) were favorably influenced by net income for the period ($4,569,000),depreciation expense ($1,565,000) and reductions in accounts receivable balances ($606,000) off set by increases in inventories ($1,116,000) and prepaid expenses and other ($1,442,000). For the first thirty-nine weeks of the prior fiscal year, cash and cash equivalents benefited primarily from depreciation ($1,472,000), reductions in accounts receivable ($968,000) and increases in accounts payable and accrued expenses ($996,000).

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash used in the first thirty-nine weeks of the 1995 fiscal year for additions to plant and equipment totaled $5,015,000. The amount reflects the Company's continued investment in manufacturing facilities and transportation equipment. Significant expenditures are currently in process related to projects that extend into fiscal 1995 and beyond. These expenditures include a food processing facility in North Carolina and extensive additions to an existing plant in Texas. Total capital expenditures for these projects in the $9 to $10 million range are currently anticipated.

Cash used for financing activities consists of cash dividends in the amount of $1,691,000 for the first 39 weeks of 1995, an increase of $282,000 (20.0%) over the comparable period last year. The increase relates to a three-cent per share extra cash dividend paid in the first quarter of 1995 in addition to the regular five-cent per share cash dividends paid in the first three quarters of 1995 and 1994.

The Company remained free of interest bearing debt during the first three quarters of 1995. The Company extended its revolving line of credit with Bank of America that now expires April 30, 1997 and provides for borrowings up to $2,000,000. The Company has not borrowed under the line for more than eight years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Item 6.

Exhibits and Reports on Form 8-K

(a) Exhibits:

27- Financial Data Schedule for the thirty-nine weeks ended July 28, 1995, submitted to the Securities and Exchange Commission in electronic format
( for SEC information only)

(b)- Reports on Form 8-K

No Report on Form 8-K has been filed during the quarter for which this report i filed.