Form 10-K
period 1995-11-03
BRIDGFORD FOODS CORP
filed 1996-02-01
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549
                         FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 3, 1995

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM    TO

             Commission file number:  0-2396

                BRIDGFORD FOODS CORPORATION
  (Exact name of Registrant as specified in its charter)

            California                                 95-1778176
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

   1308 North Patt Street, Anaheim, California           92801
       (Address of principal executive offices)        (Zip code)

                            (714) 526-5533
   (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, par value $1.00 per share
                     (Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this form 10-K.      X

The aggregate market value of voting stock held by non-affiliates of the registrant on January 16, 1996 was $30,067,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 9,396,933 shares of Common Stock, par value of $1.00 per share, as of January 16, 1996.

DOCUMENTS INCORPORATED BY REFERENCE
Items 5, 6, 7 and 8 of Part II are incorporated by reference from the registrant's Annual Report to Shareholders for the fiscal year ended November 3, 1995. Items 10, 11, 12 and 13 of Part III are incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held March 20, 1996.

                          PART I

Item 1. Business

   Background of Business

   Bridgford Foods Corporation, a California corporation
(collectively with its subsidiaries, the "Company"), was organized in 1952. The Company originally began its operations as a retail meat market in San Diego, California, and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. For more than the past five years, the Company and its subsidiaries have been primarily engaged in the manufacturing, marketing and distribution of an extensive line of frozen, refrigerated and snack food products throughout the United States. The Company has not been involved in any bankruptcy, receivership or similar proceedings, nor has it been party to any merger, acquisition, etc. or acquired or disposed of any material amounts of assets during the past five years. Substantially all of the assets of the Company have been acquired in the ordinary course of business. The Company had no significant change in the type of products produced or distributed, nor in the markets or methods of distribution since the beginning of the fiscal year.

   Description of Business

   The Company operates in one business segment - the manufacture and distribution of frozen, refrigerated and snack food products. The products manufactured and distributed by the Company consist of an extensive line of food products, including a variety of sliced luncheon meats and cheeses, wieners, bacon, sandwiches, dry sausages, biscuits, bread dough items and roll dough items. The products purchased by the Company for resale include a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products.
In the aggregate, the Company manufactures or distributes a product line consisting of a total of approximately 450 food products. For fiscal year 1995, products manufactured or processed by the Company have represented approximately 85% of the Company's consolidated sales and items manufactured or processed by third parties for distribution represented approximately 15% of consolidated sales. For fiscal year 1994, products manufactured or processed by the Company have represented approximately 87% of the Company's consolidated sales and items manufactured or processed by third parties for distribution represented approximately 13% of consolidated sales. For each of the fiscal years ended in 1991 through 1993, the products manufactured or processed by the Company have represented approximately 90% of the Company's consolidated sales, and the products manufactured or processed by third parties for distribution by the Company have represented approximately 10% of the Company's consolidated sales. Operations at the Company's fresh meat division in San Diego were phased out during the latter part of fiscal 1993 and all closure costs were absorbed in the 1993 fiscal year. Sales at this division comprised less than 5% of consolidated operations and closure of the facility had no material adverse effect on the Company's operating results in fiscal 1994. Although the Company has recently introduced several new products, none of these products have contributed significantly to the Company's revenue growth for the fiscal year. The Company's sales are not subject to material seasonal variations. Historically the Company has been able to respond quickly to the receipt of orders and, accordingly, the Company does not maintain a significant sales backlog. The Company and its industry generally have no unusual demands or restrictions on working capital items. The Company is not dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on the Company's results of operations. During the last fiscal year the Company did not enter into any new markets or any significant contractual or other material relationships.

   The Company has two classes of similar food products, each of which has accounted for 10% or more of consolidated sales in the prior three fiscal years listed below. The following table shows sales, as a percentage of consolidated sales, for each of these two classes of similar products for each of the last three fiscal years:



                                          1995 1994 1993

Frozen Food Products                       46%  46%  43%

Refrigerated and Snack Food Products       54%  54%  57%
                                          100% 100% 100%


   To date, federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, have not had a material effect on the Company's business.

   Product Planning and Research and Development

   The Company continually monitors the consumer acceptance of each product within its extensive product line. Individual products are regularly added to and deleted from the Company's product line. The addition or deletion of any product has not had a material effect on the Company's operations. The Company believes that a key factor in the success of its products is its system of carefully targeted research and testing of its products to ensure high quality and that each product matches an identified market opportunity. The emphasis in new product introductions in the past few years has been in microwaveable, single service items. The Company is constantly searching to develop new products to complement its existing product line and improved processing techniques and formulas for its existing product line. The Company utilizes an in-house test kitchen to research and experiment with unique food preparation methods, improve quality control and analyze new ingredient mixtures. The Company does not anticipate any significant change in product-mix as a result of its research and development efforts.

   Marketing, Sales and Distribution

   The Company markets and sells its products with its own sales force, brokers, cooperatives, wholesalers and independent distributors. Currently, products are sold by the Company's own sales force to 24,700 retail food stores located in 49 states and Canada. In addition, the Company sells its products through wholesalers, cooperatives and distributors to approximately an additional 17,000 retail outlets and 18,500 restaurants and institutions.

   The Company's annual advertising expenditures are directed towards retail and institutional customers. These customers participate in various special promotional programs including "slotting" and direct advertising allowances sponsored by the Company. The Company also invests in general consumer advertising in various newspapers and periodicals. The Company directs advertising at food service customers with campaigns in major industry publications and through Company participation in trade shows throughout the United States.

   Competition

   The products of the Company are sold under highly competitive conditions. All food products can be considered competitive with other food products, but the Company regards its principal competitors to include national, regional and local producers and distributors of refrigerated, frozen and snack food products. Several of the Company's competitors include large companies with substantially greater financial and marketing resources than those of the Company. Existing competitors may broaden their product lines and potential competitors may enter or increase their focus on the Company's market, resulting in greater competition for the Company. The Company believes that its products compete favorably with those of the Company's competitors. Such competitors' products compete against those of the Company for retail shelf space, institutional distribution and customer preference.

   Employees

   At the end of fiscal 1995, the Company had approximately 670 employees, approximately one-half of whose employment relationship with the Company was governed by collective bargaining agreements. These agreements expire between September 1996 and October 1998. The
Company believes that its relationship with its employees is good. There are currently no significant ongoing negotiations with its employees.

   Raw Materials

   Although the Company has numerous sources of raw materials, the availability of raw materials is subject to some volatility. From time to time drought or flood conditions affect the cost of grain products adversely in the short run, and costs of meat products in the subsequent two to five year cycle. Similarly, periods of surplus grain products, usually occasioned by favorable growing weather and adequate moisture, result in an increased supply and lowering of grain costs in ensuing seasons. Government commodity programs and export enhancement programs can also have material effects on commodity prices. These programs are generally not predictable beyond published information.


Item 2. Properties

   The Company owns its headquarters and plant located in Anaheim, California, a 100,000 square-foot processing facility located on five acres of land. The Company also owns a 146,000 square-foot processing facility on 1-1/2 acres of land in Chicago, Illinois, a 77,000 square-foot food processing facility on 3-3/4 acres of land and a 28,000 square foot food processing facility on 1-3/4 acres of land in Dallas, Texas. The foregoing plants are, in general, fully utilized by the Company for processing, warehousing, distributing and administrative purposes. In addition, the Company owns an unoccupied 2,500 square-foot warehouse on 1/3 acre of land in Modesto, California. The
Company's 7,000 square-foot plant on 1/4 acre of land in San Diego, California was demolished during 1994.This land is currently being leased to a third party. The Company also leases warehouse and/or office space in Oakland, California, Phoenix and Tucson, Arizona, and
Secaucus, New Jersey.   The Company's properties are adequate to
satisfy its foreseeable needs. Additional properties may be acquired and/or plants expanded if favorable opportunities and conditions arise. The Company's capital improvement programs continued into 1995. These expenditures included construction costs for a food processing facility in North Carolina and extensive additions to existing facilities located in Texas. Capital expenditures in fiscal year 1995 for these projects totaled approximately $6.3 million. The balance to complete these projects was approximately $3 million at November 3, 1995.

Item 3. Legal Proceedings

   No material legal proceeding was pending at November 3, 1995 against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to the Company's shareholders during the fourth quarter of the fiscal year ended November 3, 1995.

Executive Officers of the Registrant

   The names, ages and positions of all the executive officers of the Company as of January 1, 1996 are listed below. All executive officers are full-time employees of the Company. Messrs. H. Wm. Bridgford and Allan L. Bridgford are brothers. William L. Bridgford is the son of H. Wm. Bridgford. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders.

Name                      Age      Position(s) with the Company

Allan L. Bridgford        60       Chairman and member of the Executive
                                   Committee
Robert E. Schulze         61       President and member of the Executive
                                   Committee
H. Wm. Bridgford          64       Vice President and Chairman of the
                                   Executive Committee
Salvatore F. DeGeorge     64       Senior Vice President

Lawrence D. English       64       Vice President

William L. Bridgford      40       Secretary

Raymond F. Lancy          42       Treasurer

PART II

Item 5. Market for the Registrant's Common Stock and Related
Shareholder Matters

   The Company's Common Stock, par value $1.00 per share (the "Common Stock"), is traded in the over-the-counter market and prices are quoted on The Nasdaq National Market under the symbol "BRID." As of January 1, 1996, there were 652 holders of record of the Company's Common Stock. The market price and dividend information with respect to the Company's Common Stock are set forth on the inside cover of the Company's 1995 Annual Report to Shareholders incorporated herein by reference. Future dividends will be dependent upon future earnings, financial requirements and other factors.

Item 6. Selected Financial Data

   The information set forth on page 4 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

   The information set forth on pages 4 and 5 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

   The information set forth on pages 6 through 11 of the Company's 1995 Annual Report to Shareholders in the sections thereof entitled "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

   Not applicable.

                         PART III

Item 10.     Directors and Executive Officers of the Registrant

   Information set forth in the Company's definitive proxy statement for the 1996 Annual Meeting of Shareholders to be held on March 20, 1996 is incorporated herein by reference. Information concerning the executive officers of the Company is set forth in Part I hereof under the heading "Executive Officers of the Registrant."

Item 11.     Executive Compensation

   Information set forth in the Company's definitive proxy statement for the 1996 Annual Meeting of Shareholders to be held on March 20, 1996 is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and
Management

   Information set forth in the Company's definitive proxy statement for the 1996 Annual Meeting of Shareholders to be held on March 20, 1996 is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

   Information set forth in the Company's definitive proxy statement for the 1996 Annual Meeting of Shareholders to be held on March 20, 1996 is incorporated herein by reference.

                          PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K

   (a) The following documents are filed as a part of this report:

        (1)  Financial Statements.  See "Index to Consolidated
             Financial Statements" included in this report.

        (2)  Financial Statement Schedules.  See "Index to
             Consolidated Financial Statements" included in this report.

        (3) Exhibits. The exhibits filed as a part of this report are listed in the accompanying "Index to Exhibits".

   (b)  Report on Form 8-K.  The Company did not file a
        Current Report on Form 8-K during the quarter ended
        November 3, 1995.

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  BRIDGFORD FOODS CORPORATION

                                   By:  /s/ Allan L. Bridgford
                                            Allan L. Bridgford, Chairman
                                     Date:  January 29,1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                 Title                   Date


           /s/ Allan L. Bridgford     Chairman             January 29, 1996
               Allan L. Bridgford

           /s/ Robert E. Schulze      President            January 29, 1996
               Robert E. Schulze

           /s/ H. Wm. Bridgford       Vice President       January 29, 1996
               H. Wm. Bridgford

           /s/ Paul A. Gilbert        Director             January 29, 1996
               Paul A. Gilbert

           /s/ John W. McNevin        Director             January 29, 1996
               John W. McNevin

           /s/ Steven H. Price        Director             January 29, 1996
               Steven H. Price

           /s/ Norman V. Wagner II    Director             January 29, 1996
               Norman V. Wagner

           /s/ Paul R. Zippwald       Director             January 29, 1996
               Paul R. Zippwald

                        BRIDGFORD FOODS CORPORATION

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


           The consolidated financial statements of the Registrant and its subsidiaries, including the report thereon of Price Waterhouse LLP dated December 21, 1995, appearing on pages 6 through 11 of the accompanying 1995 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K. The following Financial Statement Schedules should be read in conjunction with the financial statements in such 1995 Annual Report to Shareholders. Financial Statement Schedules not included with this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                                   Page
Report of Independent Accountants on Financial
 Statement Schedules                                               F-2

Financial Statement Schedules for the three years ended November 3, 1995:

    Schedule VIII - Valuation and Qualifying Accounts
    Accounts                                                       F-3

    Schedule X - Supplementary Income Statement Information        F-4

          REPORT OF INDEPENDENT ACCOUNTANTS ON
             FINANCIAL STATEMENT SCHEDULES

                           F-2



To the Board of Directors of
 Bridgford Foods Corporation

Our audits of the consolidated financial statements referred to in our report dated December 21, 1995 appearing on page 11 of the 1995 Annual Report to Shareholders of Bridgford Foods Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/Price Waterhouse LLP
Costa Mesa, California
December 21, 1995

                                BRIDGFORD FOODS CORPORATION
                                      SCHEDULE VIII
                             VALUATION AND QUALIFYING ACCOUNTS
                                           F-3

                                   Provision for  Accounts       Balance at
                    Balance at     losses on     written off        close
                     beginning     Accounts         less             of
                     of period     Receivable    Recoveries        period

                                      October 29, 1993

Allowance for
doubtful
accounts              $380,547      $73,600        $18,175       $435,972

                                      October 28, 1994

Allowance for
doubtful
accounts              $435,972      $64,545        $29,935       $470,582

                                      November 3, 1995

Allowance for
doubtful
accounts              $470,582      $138,650      $103,609       $505,623
                               BRIDGFORD FOODS CORPORATION
                                     SCHEDULE VIII
                        SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                         F-4



                                    Fiscal Years Ended
                        November 3,    October 28,   October 29,
                          1995            1994           1993

Maintenance
and repairs            $3,170,683     $3,416,409     $2,954,841


Advertising
costs                  $5,530,868     $4,658,477     $3,957,590


Taxes other than payroll and income taxes, are less than 1% of total sales as reported in the related income statements.
                BRIDGFORD FOODS CORPORATION

                     INDEX TO EXHIBITS

Exhibit
No .

3. 1 Articles of Incorporation (filed as Exhibit 1 to Form 10 and incorporated herein by reference).
3. 2 Amendment to Articles of Incorporation dated June 24, 1954 (filed as
     Exhibit 1-a to Form 10 and incorporated herein by reference).
3. 3 Amendment to Articles of Incorporation dated September 30, 1955
     (filed as Exhibit 1-c to Form 10 and incorporated herein by reference).
3.4  Amendment to Articles of Incorporation dated April 3, 1963 (filed as
     Exhibit 1-c to Form 10 and incorporated herein by reference).
3.5 Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10 on January 28, 1993 and incorporated herein by reference).
3.6 Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10 on January 28, 1993 and incorporated herein by reference).
3.7 By-laws, as amended (filed as Exhibit 2 to Form 10 and incorporated herein by reference).
10.1 Bridgford Foods Corporation Defined Benefit Pension Plan (filed as
     Exhibit 10.1 to Form 10 on January 28, 1993 and incorporated herein by reference).
10.2 Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to Form 10 January 28, 1993 and incorporated herein by reference).
10.3 Bridgford Foods Corporation Deferred Compensation Savings Plan.
     (filed as Exhibit 10.3 to Form 10 January 28, 1993 and incorporated herein by reference).
13.1 1995 Annual Report to Shareholders.
22.1 Subsidiaries of the Registrant.

27.1 Financial Data Schedule for the fiscal year ended November 3, 1995, submitted to the Securities Exchange Commission in electronic format (for SEC information only).


                      BRIDGFORD FOODS CORPORATION

                            EXHIBIT 22.1

                      SUBSIDIARIES OF REGISTRANT

 Name of Subsidiary                    State in which Incorporated

 Bridgford Distributing Company            California
 Bridgford Meat Company                    California
 Bridgford Foods of Illinois, Inc.         California
 A.S.I. Corporation                        California
 Bridgford Distributing Company of
  Delaware (inactive)                      Delaware
 American Ham Processors, Inc.*
 (inactive)                                Delaware
 Bert Packing Company (inactive)           Illinois
 Moriarty Meat Company (inactive)          Illinois

     * No shares have been issued.
[TYPE]
[DESCRIPTION]EXHIBIT 13.1 - 1995 ANNUAL REPORT TO SHAREHOLDERS
       Inside Cover

DESCRIPTION OF BUSINESS
Bridgford Foods Corporation and its subsidiaries manufacture and/or distribute refrigerated, frozen and snack food products. The Company markets its products throughout the United States. The Company sells its products through wholesale outlets, restaurants and institutions. The products are sold by the Company's own sales force, brokers, cooperatives, wholesalers and independent distributors. Products are currently sold through approximately 24,700 retail food stores in forty-eight states within the continental United States, Hawaii and Canada that are serviced by Company-owned service routes. Company products are also sold throughout the country to approximately another 17,000 retail outlets and 18,500 restaurants and institutions.
   The following summary represents the approximate percentage of net sales by class of product for each of the last five fiscal years:

                       1995  1994  1993  1992  1991

Products  manufactured
or processed by
the Company              85    87    89    89    90
Products manufactured
or processed
by others                15    13    11    11    10
Total                   100   100   100   100   100

COMMON STOCK AND DIVIDEND DATA
The common stock of the Company is traded in the national over-the-counter market and is authorized for quotation on The Nasdaq National
Market under the symbol "BRID". The following table reflects the high and low closing prices and cash dividends paid as quoted by Nasdaq for each of the last eight fiscal quarters.


Fiscal                     Prices                 Cash Dividends
Quarter Ended          $High   $Low                    Paid
January 28, 1994       12 1/2  9 1/4                   $.05
April 29, 1994         11      8 3/4                   $.05
July 29, 1994          11      8                       $.05
October 28, 1994       10 3/4  7 3/4                   $.05
January 27, 1995       10 3/4  9                       $.08**
April 28, 1995         13 1/2  9 1/4                   $.05
July 28, 1995          14     10 5/8                   $.05
November 3, 1995       12      9 3/4                   $.05

** Includes $.03 per share extra cash dividend.


ANNUAL SHAREHOLDERS MEETING
   The 1996 annual shareholders meeting will be held at the Holiday Inn, 222 W. Houston Avenue, Fullerton, California at 10:00 a.m. on Wednesday, March 20, 1996.

TO OUR SHAREHOLDERS:

Bridgford Foods Corporation attained record sales and earnings during fiscal 1995. This was the tenth consecutive year that sales and earnings surpassed those of the prior year and the ninth consecutive year of increased cash dividends.

SALES, EARNINGS AND DIVIDENDS

Sales for the fifty-three weeks ended November 3, 1995 were $112,497,590, a 3 per cent gain over sales in the fifty-two week fiscal year ended
October 28, 1994. Sales gains were a result of an increased number of direct store distribution customers and the development of several new meat snack and sandwich products. Net income increased by seven percent in 1995 to $6,590,855, seventy cents per share, versus $6,141,726, or sixty-five cents per share in 1994. Abundant supplies of commodities used in our business were available at extremely favorable prices during the early part of our 1995 fiscal year. Adverse weather conditions in major agricultural regions of the United States and increased exports of basic agricultural commodities in 1995 resulted in dramatic increases in raw material costs later in the year and beyond. Cash dividends paid in 1995 were at a record level of twenty-three cents per share, a fifteen percent increase over the twenty cents per share paid in 1994. Your Board of Directors increased the quarterly cash dividend to six cents per share in January of 1996 based on successful operations and record earnings in 1995.

FINANCIAL CONDITION

Shareholders' equity reached $36,859,572 in 1995, a 14% increase over the prior year. The current asset to liability ratio remained strong at 2.4 to 1. Our excellent financial condition was maintained while the Company was making record capital expenditures of $8,774,616. The funds were spent on new plants and equipment during 1995. All capital improvements were financed internally from funds on hand. The Company remained debt free for the ninth consecutive year.

OPERATIONS

1995 has been a year of large capital expenditures to increase our production capacity and efficiency. As this report is being written, our new 2,500 pallet capacity freezer in Dallas is being "cooled down" for occupancy. This storage freezer, with its computer operated automatic stacking crane and computer optimized refrigeration system for energy efficiency, will quadruple the storage capacity of the Frozen-Rite plant.
We have also added a second high capacity spiral freezer for production efficiency at Frozen-Rite.

The Company's new forty-two thousand square foot frozen food plant in Statesville, North Carolina should be completed in the second quarter of 1996. It will initially be used to produce and store frozen doughs and sandwiches and will service the eastern portion of the United States.
We closed our Secaucus, New Jersey frozen dough plant during October 1995. In addition to our new plant construction in Dallas and Statesville, theCompany spent more than $2,500,000 on capital improvements, new vehicles and new equipment at our Chicago dry sausage plant and our Anaheim, California meat and frozen food plant.

SUMMARY

We look forward to a good year in 1996.   However, as previously mentioned,
raw material costs have escalated in both our meat and frozen food businesses. The inventory of goods stockpiled earlier and purchased at advantageous prices has been depleted, and operating margins have been reduced in the short term. We anticipate these margins will stabilize as the year progresses. We expect our new facilities in Texas and North Carolina to reduce our operating, storage and distribution costs significantly.
Thanks to our customers, employees, suppliers and Board of Directors for their help in making 1995 another record year.

Respectfully submitted,


       Allan L. Bridgford         Robert E. Schulze
           Chairman                   President

January 19, 1996
                          BRIDGFORD FOODS CORPORATION
                               FINANCIAL SUMMARY
                               Fiscal Year Ended
                           November 3     October 28         %
                              1995          1994          Change
Net sales                 $112,497,590  $108,883,562        3
Income before taxes         10,630,855     9,906,726        7
Net income                   6,590,855     6,141,726        7
Net income per share               .70           .65        8
Cash dividends per share           .23           .20       15
Working capital             22,494,577    24,870,630      (10)
Total assets                52,623,417    46,986,561       12
Shareholders' equity        36,859,572    32,430,012       14
Return on average
equity                           19.02%        20.27%

SELECTED FINANCIAL DATA
                      November 3   October 28   October 29   October 30    November 1
                         1995**        1994         1993        1992         1991*
Net Sales            $112,497,590 $108,883,562 $105,146,822 $100,113,269 $92,866,266
Net Income              6,590,855    6,141,726    5,576,332    5,298,407   4,489,995
Net Income Per Share          .70          .65          .59          .56         .48
Current Assets         38,258,422   39,427,179   32,721,065   28,652,723  23,401,288
Current Liabilities.   15,763,845   14,556,549   11,307,436   11,437,777   9,180,192
Working Capital        22,494,577   24,870,630   21,413,629   17,214,946  14,221,096
Prop.,Plant and Equip. 14,364,995    7,559,382    6,754,042    6,879,902   5,706,253
Total Assets           52,623,417   46,986,561   39,475,107   35,532,625  29,107,541
Long-term Debt             -             -            -            -            -
Deferred Taxes on Income   -             -            -            -            -
Shareholders' Equity   36,859,572   32,430,012   28,167,671   24,094,848  19,927,349
Cash Dividends Per Share      .23          .20          .16          .12         .11

* Per share data is adjusted for a three-for-two stock split distributed in January of 1992.
**53 weeks

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
Favorable operating results over the past several years have continued to provide significant liquidity to the Company. Net cash provided by operating activities was $5,580,000 in the 1995 fiscal year compared to $9,902,000 in 1994 and $4,838,000 in 1993. Accounts
receivable balances increased by $769,000 in 1995 (8%), $794,000 (9%) in 1994, and $659,000 (8%) in 1993, due to the continued expansion of the business and changing nature of the customer base. Inventories increased $1,790,000 (15%) in 1995 due to continued business expansion, higher raw materials costs and increased distribution of the Company's products. Prepaid expenses increased $849,000 (33%),$256,000 (11%) and $813,000 (55%) in 1995, 1994 and 1993 due primarily to the increased cash surrender value of life-insurance polices. In addition, the Company recorded income taxes receivable in prepaid expenses of $287,000 in 1995. As a result of increased deposit requirements, income taxes payable decreased in 1993 $487,000 (100%) compared to the prior year. Accounts payable and accrued expenses increased $1,462,000 (10%) in 1995 and $2,939,000 (26%) in 1994 due primarily to increases in non-funded employee benefits. The Company's capital improvement programs continued into 1995. Cash used for additions to property, plant and equipment increased $6,054,000 (223%) in 1995 compared to the prior year. These expenditures included construction costs for a food processing facility in North Carolina and extensive additions to existing facilities located in Texas. Capital expenditures in fiscal year 1995 for these projects totaled approximately $6.3 million. The balance to complete these projects was approximately $3 million at November 3, 1995. These investments are expected to yield higher production capacities, improved plant utilization and realize cost savings in future years. Although annual depreciation expense will increase as a result of these additions, such increase is not expected to have a material adverse impact on the operating results of the Company. Cash used for additions to property, plant and equipment increased $993,000
(57%) in 1994 compared to the prior year. Expenditures consisted primarily of additions of delivery vehicles, machinery and equipment and $1,554,000 in construction projects. Cash flows used for additions to property, plant and equipment decreased in 1993, when compared to the prior year, by $1,152,000 (40%). Investments in manufacturing facilities, delivery vehicles and computer information systems comprised the bulk of expenditures in 1993.
Cash flows used to pay cash dividends increased $282,000 (15%) in 1995, $376,000 (25%) in 1994 and $373,000 (33%) in 1993, when compared to the prior year, in recognition of the continuing success of the Company.
Cash and cash equivalents decreased $5,282,000 (42%) in 1995 due primarily to significant investments made in property, plant and equipment and an increase in cash dividends paid. Cash and cash equivalents increased in 1994 $5,375,000 (74%) due to the continued operating success of the Company and significant increases in non-funded employee benefits. Cash and cash equivalents increased
$1,666,000 (30%) in 1993 due primarily to strong operating performance for the year and lower capital expenditures when compared to the prior year. The Company has remained free of interest-bearing debt for nine consecutive years. Working capital decreased by $2,376,000 (10%) in 1995 after reaching a record high of $24,871,000 in 1994, an increase of $3,457,000 (16%) over the 1993 fiscal year. The decrease in working capital is directly attributable to significant investments made by the Company in projects in-process during the 1995 fiscal year. The
Company maintains a $2,000,000 revolving line of credit with Bank of America that expires April 30, 1997. There were no borrowings under this line of credit during 1995.
The Company's operating results are heavily dependent upon the prices paid for raw materials. From time to time drought or flood conditions affect the cost of grain products adversely in the short run, and costs of meat products in the subsequent two to five year cycle. Similarly, periods of surplus grain products, usually occasioned by favorable growing weather and adequate moisture, result in an increase of supply and lowering of grain costs in ensuing seasons.

Government commodity programs and export enhancement programs can also have material effects on commodity prices. These programs are generally not predictable beyond published public information. The marketing of the company's value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Commodity costs for the 1995, 1994 and 1993 fiscal years were considered to be generally favorable. Higher flour and lower pork prices were experienced during 1995. In 1994, lower pork prices were partially offset by higher flour costs. Higher pork and lower flour costs were experienced in 1993 compared to 1992. Some amelioration of cost changes can be achieved by forward contracting for supplies and varying the Company's advertising and promotional activities.
    The impact of inflation on the Company's financial position and results of operations has not been significant during the last three years. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

RESULTS OF OPERATIONS

1995 compared to 1994 (53 versus 52 weeks)
Sales in fiscal year 1995 increased $3,614,000 (3%) when compared to sales of the prior year. After considering the 53 week year, sales volume increased slightly more than 1% when compared to the prior year. Cost of products sold increased by $1,274,000 (2%) when compared to the prior year. The gross margin increased to 36% in 1995 compared to 35% for 1994 and 1993. Commodity costs for meat products were more favorable in 1995 compared to prior years and this trend helped improve margins in 1995 despite the small increase in sales.
Selling, general and administrative expenses increased $1,523,000
(6%) when compared to the prior year. This increase was generally consistent with the overall increase in sales. Increased advertising expenses slightly outpaced the increase in sales as a result of efforts to more heavily promote the Company's products and to continue to expand distribution channels.
Depreciation expense increased $93,000 (5%) when compared to the prior year. The Company continued to expand its vehicle fleet in 1995 and this contributed to the increase. Several projects which were in process in the prior year were placed in service during 1995 which also contributed to the overall increase in depreciation. The Company expects to continue the growth and modernization of facilities and equipment used in the business. The effective tax rate remained consistent with the prior year at 38%.

1994 compared to 1993
Sales in fiscal year 1994 increased $3,737,000 (4%) when compared to sales of the prior year. Added unit sales volume was the principal reason for the increase while price increases had a minor influence on the overall sales gain. The closing of Bridgford Meat Company, the Company's San Diego based fresh meat business, offset the increase in sales by $2,665,000 in 1994.
Cost of products sold increased by $1,816,000 (3%) as compared to the prior fiscal year due to higher unit sales volume. The gross profit margin remained consistent at 35% for 1994 and 1993.
Selling, General and administrative expenses increased $987,000 (4%) during fiscal 1994. The bulk of the increase was concentrated in the Company's advertising programs. Advertising expenditures increased by approximately $700,000 during 1994 as compared to the prior year. Increased salaries and wages also contributed to higher costs.
 Depreciation expense increased $36,000 (2%) in 1994 compared to 1993. The continued expansion of the Company's business requires the addition and replacement of facilities and equipment related to manufacturing and sales activities. The effective tax rate was 38% for 1994 and 1993.
Effective for fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement focuses principally on postretirement health care benefits and requires accrual of the expected cost of providing those benefits over the service lives of the employees. Adoption of this statement did not materially impact the Company's consolidated financial statements.

1993 compared to 1992
Sales in the 1993 fiscal year continued to grow, despite the lingering recession in California. Sales totaled $105,147,000, which represents an increase of $5,034,000 (5%) over sales in 1992. Added unit sales volume was the principal reason for the increase while price increases are estimated to represent less than 1% of the sales gain. The sales gains were made both in existing and expanded marketing areas.
    Cost of products sold increased $3,416,000 (5%) in 1993 compared to the prior fiscal year due primarily to higher unit sales volume. The gross profit margin remained consistent at 35% in both 1993 and 1992.
    Selling, general and administrative expenses increased $1,166,000 (5%) in the 1993 fiscal year compared to 1992. The principal factors contributing to this increase were higher sales volumes and salaries, wages and payroll expenses. Consistent with recent trends, the Company's store-door delivery sales continued to increase in 1993, resulting in higher selling costs.
    Depreciation expense increased $128,000 (8%) in 1993 compared to 1992. The continued expansion of the Company's business required the addition and replacement of facilities and equipment related to manufacturing and sales activities. The effective tax rate in 1993 was 38% compared to 39% in 1992. The changing nature of the Company's operations resulted in a slightly more favorable allocation of income to certain states than in 1992. Changes in tax laws did not materially impact the Company's effective tax rate in 1993.

Consolidated Balance Sheets
ASSETS
                                              November 3       October 28
                                                 1995              1994

Current assets:
  Cash and cash equivalents                  $ 7,366,362     $ 12,648,368
  Accounts receivable, less allowance
   for doubtful accounts of
   $505,623 and $470,582                      10,191,679        9,422,201
  Inventories                                 13,849,947       12,060,020
  Prepaid expenses                             3,392,620        2,543,348
  Deferred income tax benefits                 3,457,814        2,753,242
   Total current assets                       38,258,422       39,427,179

Property, plant and equipment, net of
  accumulated depreciation of $21,065,322
  and $19,472,731                             14,364,995        7,559,382

                                             $52,623,417      $46,986,561
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $ 4,662,825      $ 4,253,882
  Accrued payroll and other expenses          11,046,103        9,992,835
  Income taxes payable                            54,917          309,832
    Total current liabilities                 15,763,845       14,556,549

Commitments (Note 6)
Shareholders' equity:
 Preferred stock, without par value
 Authorized - 1,000,000 shares
 Issued and outstanding - none
 Common stock, $1.00 par value
 Authorized - 20,000,000 shares
 Issued and outstanding - 9,396,933 shares     9,453,816       9,453,816
Capital in excess of par value                 3,024,881       3,024,881
Retained earnings                             24,380,875      19,951,315
                                              36,859,572      32,430,012
                                             $52,623,417     $46,986,561
See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
                                              Fiscal year ended
                                 November 3       October 28     October 29
                                    1995            1994            1993

Net sales                      $112,497,590     $108,883,562    $105,146,822
Cost of products sold,
excluding depreciation           71,854,739       70,580,426      68,764,378
Selling, general and
administrative expenses          28,048,294       26,525,652      25,538,829
Depreciation                      1,963,702        1,870,758       1,834,283
                                101,866,735       98,976,836      96,137,490

Income before taxes              10,630,855        9,906,726       9,009,332

Provision for taxes on income     4,040,000        3,765,000       3,433,000

Net income                    $   6,590,855     $  6,141,726    $  5,576,332

Net income per share          $         .70     $        .65    $        .59

Consolidated Statements of Shareholders' Equity
                                Common stock         Capital                   Total
                                                    in excess    Retained   shareholders's
                              Shares     Amount      of par      earnings     equity


Balance, October 30,1992    9,396,933 $ 9,453,816 $ 3,024,881 $11,616,151 $24,094,848
Net income                                                      5,576,332   5,576,332
Cash dividends paid
($.16 per share)                                               (1,503,509) (1,503,509)
Balance, October 29,1993    9,396,933   9,453,816   3,024,881  15,688,974  28,167,671
Net income                                                      6,141,726   6,141,726
Cash dividends paid
($.20 per share)                                               (1,879,385) (1,879,385)
Balance, October 28,1994    9,396,933   9,453,816   3,024,881  19,951,315  32,430,012
Net income                                                      6,590,855   6,590,855
Cash dividends paid
($.23 per share)                                               (2,161,295) (2,161,295)
Balance, November 3,1995    9,396,933 $ 9,453,816 $ 3,024,881 $24,380,875 $36,859,572

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
                                                 Fiscal year ended
                                       November 3   October 28   October 29
                                           1995        1994         1993
Cash flows from operating activities:

  Net income                           $ 6,590,855  $ 6,141,726  $ 5,576,332
Income charges not affecting cash:
  Depreciation                           1,963,702    1,870,758    1,834,283
  Provision for losses on
   accounts receivable                     138,650       64,545       73,600
  Gain on sale of assets                   (68,153)     (29,387)     (39,024)

Effect on cash of changes in
  assets and liabilities:
    Accounts receivable                   (908,128)    (858,465)    (732,932)
    Inventories                         (1,789,927)     473,457     (454,604)
    Prepaid expenses                      (849,272)    (255,920)    (812,527)
    Deferred income tax benefits          (704,572)    (754,275)    (476,324)
    Accounts payable and
      accrued expenses                   1,462,211    2,939,281      356,605
    Income taxes payable                  (254,915)     309,832     (486,946)
Net cash provided by operating
activities                               5,580,451    9,901,552    4,838,463

Cash used in investing activities:
  Proceeds from sale of assets              73,454       73,847       58,193
  Additions to property, plant
    and equipment                       (8,774,616)  (2,720,558)  (1,727,591)

Net cash used in investing activities   (8,701,162)  (2,646,711)  (1,669,398)

Cash used for financing activities:
  Cash dividends paid                   (2,161,295)  (1,879,385)  (1,503,509)

Net (decrease) increase in cash
  and cash equivalents                  (5,282,006)   5,375,456    1,665,556

Cash and cash equivalents at
  beginning of year                     12,648,368    7,272,912    5,607,356

Cash and cash equivalents at
  end of year                          $ 7,366,362  $12,648,368  $ 7,272,912

Cash paid for income taxes             $ 5,003,099  $ 4,021,490  $ 4,713,524

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements
NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation
   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated.

Business segment
   The Company and its subsidiaries operate in one business segment
- the manufacturing and/or distributing of refrigerated, frozen and snack food products.

Fiscal year
   The Company maintains its accounting records on a 52-53 week fiscal basis. Fiscal year 1995 includes 53 weeks. Fiscal years 1994 and 1993 include 52 weeks each.

Revenues
   Revenues are recognized upon product shipment or delivery to customers.

Cash equivalents
   The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include treasury bills of $6,987,000 at November 3, 1995 and $11,989,000 at October 28, 1994.

Inventories
   Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property, plant and equipment
   Property, plant and equipment is carried at cost less accumulated depreciation. Major renewals and betterments are charged to the asset accounts while the cost of maintenance and repairs is charged to income as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is credited or charged to income. Depreciation is computed on the straight-line basis over 10 to 20 years for buildings and improvements, 5 to 10 years for machinery and equipment and 3 to 5 years for transportation equipment.

Income taxes
   Deferred taxes are provided for items whose financial and tax bases differ.

Earnings per share
   Net income and cash dividends per share are calculated based on the weighted average number of shares outstanding, 9,396,933 for all periods presented.
NOTE 2  - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS:

                                              (in thousands)
                                        1995                      1994

Property, plant and equipment:

Land                                 $    598                  $   598
Buildings and improvements              7,083                    6,747
Machinery and equipment                15,186                   13,772
Transportation equipment                5,140                    4,361
Construction in-progress                7,423                    1,554
                                       35,430                   27,032
Accumulated depreciation               21,065                   19,473
                                     $ 14,365                  $ 7,559

Inventories:

Meat, ingredients
  and supplies                       $  3,552                  $ 3,796
Work in progress                        1,862                    1,525
Finished goods                          8,436                    6,739
                                      $13,850                  $12,060

Accrued payroll and other expenses:

Payroll, vacation and
  payroll taxes                      $ 10,365                  $ 9,057
Property taxes                            208                      202
Other                                     473                      734
                                     $ 11,046                  $ 9,993
NOTE 3  - RETIREMENT AND BENEFIT PLANS:
   The Company has noncontributory trusteed defined benefit
retirement plans for sales, administrative, supervisory and certain other employees. The benefits under these plans are primarily based on years of service and compensation levels. The Company's funding policy is to contribute annually the maximum amount deductible for federal income tax purposes.
   Net pension cost consisted of the following (in thousands):
                                  1995    1994    1993
Cost of benefits earned
  during the year                $ 568   $ 547   $ 519
Interest cost on projected
  benefit obligation               585     532     472
Actual return on plan assets       152      85    (816)
Deferral of unrecognized
  (loss) gain on plan assets      (638)   (585)    361
Amortization of transition
  asset                            (76)    (76)   (76)
Amortization of unrecognized
  prior service costs               24      23     37
Net pension cost                 $ 615   $ 526  $ 497

   The transition asset is being amortized using the straight-line method over 18.02 years, the average remaining service periods of active plan participants. The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 6%, respectively. The expected long-term rate of return on assets for all fiscal years was 7.5%.
   Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and real estate and are administered by a life insurance company.

   The funded status of the plan is as follows:

                                              (in thousands):
                                          1995      1994     1993
Plan assets at fair
  market value                          $ 7,554   $ 6,538   $ 6,719
Actuarial present value of
  benefit obligations:
    Accumulated benefits
     based on current salary
     levels, including vested
     benefits of $6,823
     $5,841 and $5,558                    7,208     6,214     5,661
    Additional benefits based
      on estimated future salary levels   1,978     1,902     1,458
      Projected benefit obligation        9,186     8,116     7,119
Projected benefit obligation
  in excess of
  plan assets                            (1,632)   (1,578)    (400)
Unrecognized prior service
   costs                                    235       236      515
Unrecognized (loss) gain on
   plan assets                             (479)      156     (710)
Unrecognized net transition
   asset                                   (671)     (747)    (823)
Accrued pension cost                    $(2,547)  $(1,933) $(1,418)

   In fiscal year 1991, the Company adopted a non-qualified
supplemental retirement plan for certain key employees. Benefits provided under the plan are equal to 60% of the employee's final average earnings, less amounts provided by the Company's defined benefit pension plan and amounts available through Social Security. Total annual benefits are limited to $120,000 for each participant in
the plan.   Effective January 1, 1991 the Company adopted a deferred
compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. The Company contributes an amount to each participant's account by computing an investment return equal to Moody's Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination or retirement. Total benefit expense recorded under these plans for fiscal years 1995, 1994 and 1993 was $470,000, $358,000 and $233,000, respectively. Benefits payable related to these plans and included in accrued payroll in the accompanying financial statements were $1,872,000 and $1,238,000 at November 3, 1995 and October 28, 1994, respectively. In connection with this arrangement the Company is the beneficiary of life insurance policies on the lives of certain key employees. The aggregate cash surrender value of these policies, included in prepaid expenses, was $2,763,000 and $2,211,000 at November 3, 1995 and October 28, 1994,
respectively. The total (income)expense recorded related to these policies was approximately ($20,000), $6,000and $39,000 for fiscal years 1995, 1994 and 1993, respectively.
   Effective for fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement focuses principally on postretirement health care benefits and requires accrual of the expected cost of providing those benefits over the service lives of the employees. Adoption of this statement did not materially impact the Company's consolidated financial statements.
NOTE 4 - INCOME TAXES:
     The provision for taxes on income includes the following:

                      (in thousands)
                   1995      1994       1993
Current:
  Federal        $4,102    $3,844      $3,288
  State             643       675         621
                  4,745     4,519       3,909

Deferred:
  Federal          (609)     (657)      (414)
  State             (96)      (97)       (62)
                   (705)     (754)      (476)
                 $4,040    $3,765     $3,433

   The total tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:
                        (in thousands)
                             1995       1994       1993
Provision for federal
  income taxes at
  the applicable
  statutory rate           $3,614     $3,368     $3,063
Increase (decrease) in
  provision resulting from :
    State income taxes,
      net of federal income
      tax benefit             397        391       374
Other, net                     29          6        (4)
                           $4,040     $3,765     $3,433

   Deferred income taxes result from differences in the bases of assets and liabilities for tax and accounting purposes.

Deferred tax assets (liabilities) are comprised of the following:

                                     (in thousands)
                                  1995            1994

Receivables allowance          $   167         $   150
Inventory capitalization           218             192
Deferred compensation            1,092             934
Franchise tax                      100             102
Vacation benefits                  321             294
Pension and
  health care benefits           1,676           1,201
Depreciation                       (54)           (120)
Other                              (62)
                               $ 3,458         $ 2,753


   No valuation allowance was provided against deferred tax assets in the accompanying statements.

NOTE 5 - LINE OF CREDIT:
   Under the terms of a revolving line of credit with Bank of America, the Company may borrow up to $2,000,000 through April 30, 1997. At any time prior to May 1997, the Company may convert borrowings, if any, into a three-year term loan with principal and interest payable monthly commencing May 31, 1997. The interest rate is at the bank's reference rate unless the Company elects an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require the Company to maintain certain levels of shareholders' equity and working capital. The Company was in compliance with all provisions of the agreement during the year. There were no borrowings under this line of credit during the year.

NOTE 6 - COMMITMENTS:
   The Company leases certain transportation equipment under an operating lease expiring in 1999. The terms of the lease provide for annual renewal options, contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. Minimum rental payments were $272,000, $290,000 and $299,000 in fiscal years 1995, 1994 and 1993, respectively. Contingent payments were $95,000 for 1995 and $92,000 for fiscal years 1994 and 1993. Future minimum lease payments are approximately $280,000 per year from 1996 through 1998, and $150,000 in 1999. The Company also leases certain other properties which do not result in material commitments.
   Significant capital projects are in progress and include the construction of a food processing facility in North Carolina and extensive additions to existing facilities located in Texas.
Cumulative capital expenditures through the end of fiscal year 1995 for these projects totaled approximately $7 million. The balance to complete these projects was approximately $3 million at November 3, 1995. Commitments under contracts related to these projects were approximately $1.9 million at November 3, 1995.

Report of Independent Accountants

Price Waterhouse LLP

To the Board of Directors and Shareholders of Bridgford Foods
Corporation

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Bridgford Foods Corporation and its subsidiaries at November 3, 1995 and October 28, 1994, and the results of their operations and their cash flows for each of the three years in the period ended November 3, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/Price Waterhouse
Costa Mesa, California
December 21, 1995

       Back Cover
Directors

Allan L. Bridgford
Chairman

H. Wm. Bridgford

Paul A. Gilbert
Senior Vice President,
Smith Barney, Inc.

John W. McNevin
Vice President
Eastman/Office Depot,
Inc.

Steven H. Price
Property Management

Robert E. Schulze

Norman V. Wagner
II Retired (formerly
President, Signal Landmark
Properties, Inc.)

Paul R. Zippwald
Retired (formerly
Regional Vice President,
Bank of America)

Officers

Allan L. Bridgford
Chairman, Board of
Directors

Robert E. Schulze
President

H. Wm. Bridgford
Chairman, Executive
Committee

Salvatore F.
DeGeorge
Senior Vice President

Lawrence D.
English
Vice President

William L.
Bridgford
Secretary

Raymond F. Lancy
Treasurer

General Offices

Bridgford Foods
Corporation
1308 North Patt
Street
P.O. Box 3773
Anaheim,
California 92803
Phone (714) 526-5533




Branch Operations

Phoenix, Arizona
Tucson, Arizona
Fresno, California
Modesto, California
Oakland, California
Sacramento, California
Chicago, Illinois
Secaucus, New Jersey
Statesville, North Carolina
Dallas, Texas


Transfer Agent
and Registrar
Chemical Mellon
Shareholder Services
450 West 33rd Street
8th Floor
New York, NY 10001
P.O. Box 24935
Church Street Station
New York, NY 10249
Phone (800) 356-2017


Independent Accountants
Price Waterhouse
LLP
Costa Mesa,
California