Form 10-Q
period 1996-02-02
BRIDGFORD FOODS CORP
filed 1996-03-18
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 2, 1996

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

Yes   [ X ]                  No [   ]

As of March 18, 1996 the registrant had 9,396,933 shares of common stock outstanding.

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

                               BRIDGFORD FOODS CORPORATION
                                      (Registrant)



                             By: /s/     Robert E. Schulze
March 18, 1996                   R. E. Schulze, President,
Date                            Principal Financial Officer

Item 1. a.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
                                               February 2    November 3
                                                  1996          1995
                                               (unaudited)    (audited)
ASSETS

Current assets:

   Cash and cash equivalents                   $6,029,489    $7,366,362
   Accounts receivable, less allowance
     for doubtful accounts of $498,775
     and $505,623                               8,736,916    10,191,679
   Inventories (Note 2)                        12,294,990    13,849,947
   Prepaid expenses and other                   7,809,460     6,850,434

      Total current assets                     34,870,855    38,258,422

Property, plant and equipment, less
  accumulated depreciation of $21,676,322
  and $21,065,322                              16,762,627    14,364,995

                                               51,633,482    52,623,417

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                            $3,746,208    $4,662,825
   Accrued payroll and other expenses          10,609,849    11,046,103
   Income taxes payable                            42,800        54,917

      Total current liabilities                14,398,857    15,763,845

Shareholders'equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 9,396,933 shares  9,453,816     9,453,816

   Capital in excess of par value               3,024,881     3,024,881

   Retained earnings                           24,755,928    24,380,875
                                               37,234,625    36,859,572
                                               51,633,482    52,623,417

Item 1. b.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                   13 weeks ended
                                               February 2    January 27
                                                  1996          1995

Net sales                                     $29,873,247    $28,504,586
Cost of products sold,
  excluding depreciation                       19,982,191    18,402,229
Selling, general and
  administrative expenses                       7,765,187     7,391,542
Depreciation                                      611,000       521,625
                                               28,358,378    26,315,396

Income before taxes                             1,514,869     2,189,190

Income tax provision                              576,000       832,000

Net income                                       $938,869    $1,357,190

Net income
  per share (Note 3)                                $0.10         $0.14

Cash dividends paid
  per share (Note 3)                                $0.06         $0.08

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(Unaudited)

                                                 Capital
                        Common Stock            in excess     Retained
                    Shares         Amount        of par       earnings
October 28, 1994   9,396,933     $9,453,816    $3,024,881   $19,195,315
  Net income                                                  1,357,190
  Cash dividends
  ($.08 per share)                                             (751,755)
January 27, 1995   9,396,933     $9,453,816    $3,024,881   $20,556,750

November 3, 1995   9,396,933     $9,453,816    $3,024,881   $24,380,875
  Net income                                                    938,869
  Cash dividends
  ($.06 per share)                                             (563,816)
February 2, 1996   9,396,933     $9,453,816    $3,024,881   $24,755,928

Item 1.c.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                   13 weeks ended
                                               February 2    January 27
                                                  1996          1995


Cash flows from operating activities:

  Net income                                     $938,869    $1,357,190

  Income charges not affecting cash:
    Depreciation                                  611,000       521,625
    Provision for losses on accounts receivable    27,788        11,538

Effect on cash of changes in assets and liabilities:
    Accounts receivable                         1,426,975     2,010,641
    Inventories                                 1,554,957     1,596,846
    Prepaid expenses and other                   (959,026)     (894,155)
    Accounts payable and accrued expenses      (1,352,871)   (1,041,134)
    Income taxes payable                          (12,117)     (238,604)

Net cash provided by operating activities       2,235,575     3,323,947

Cash used in investing activities:
Additions to property, plant and equipment     (3,008,632)     (593,200)

Cash used for financing activities:
     Cash dividends paid                         (563,816)     (751,755)

Net (decrease) increase in cash and cash
equivalents                                    (1,336,873)    1,978,992

Cash and cash equivalents at beginning of
period                                          7,366,362    12,648,368

Cash and cash equivalents at end of period     $6,029,489   $14,627,360

Cash paid for income taxes                     $1,318,000    $1,589,000

Item 1.d.
BRIDGFORD FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - General Comments

The consolidated financial statements of the Company for the thirteen weeks ended February 2, 1996 have been prepared in conformity with the accounting principles described in the 1995 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 1995 Annual Report to Shareholders.

Note 2 - Inventories

Inventories are comprised as follows at the respective periods:



                  February  2    November 3
                     1996           1995

Meat, ingredients
  and supplies    $4,789,084     $3,552,290
Work in progress     981,906      1,861,679
Finished goods     6,524,000      8,435,978
                 $12,294,990    $13,849,947

Note 3 - Common Stock and Per Share Data
      The weighted average shares used for computing earnings per share in the accompanying statements of income were 9,396,933 for all periods presented.

Item 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Sales increased by $1,369,000 (4.8%) to $29,873,000 in the
first thirteen weeks of the 1996 fiscal year compared to the same period last year. Sales for the first thirteen weeks decreased $1,483,000 (4.7%) compared to the previous fourteen week period ended November 3, 1995. The sales increase compared to the first quarter of 1995 relates to higher unit sales volume, changes in product mix and increased selling prices. The sales decrease from the prior fiscal quarter relates to comparison of quarters, thirteen weeks compared to fourteen weeks and seasonal characteristics. Sales increased compared to the prior period when average weekly sales for the fourteen week period ($2,240,000) are compared to average weekly sales for the first thirteen week period ($2,298,000) of 1996 by $58,000 (2.6%).

Cost of products sold increased by $1,580,000 (8.6%) in the first thirteen weeks of the 1996 fiscal year to $19,982,000 compared to the same period in 1995 due primarily to higher commodity costs, higher unit sales volume and changes in product mix. Compared to the prior fourteen week period, cost of products sold increased $481,000 (2.5%) as a result of higher commodity costs, higher unit sales volume and changes in product mix.

The Company's operating results are heavily dependent upon the prices paid for raw materials. The marketing of the company's value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Higher flour and pork prices were experienced during the first thirteen weeks of fiscal 1996.
The inventory of goods stockpiled and purchased at advantageous prices has been depleted and as a result, operating margins declined. Management anticipates that these margins will stabilize as the year progresses, although no assurances can be given.

Selling, general and administrative expenses increased by $374,000 (5.0%) to $7,765,000 in the first thirteen weeks of 1996 compared to the same period last year. The increase relates to higher sales volume compared to the prior year. Compared to the prior fourteen week period, selling, general and administrative expenses decreased by $430,000 (5.3%), consistent with the overall decrease in sales.

Depreciation expense increased by $89,000 (17.1%) in the first thirteen weeks of the 1996 fiscal year compared to the same period in 1995. Depreciation expense was $212,000 (53.2%) higher than in the prior fourteen week period. Depreciation expense in the fourth quarter of 1995 was reduced by approximately $123,000 to adjust estimated expenses for the fiscal year to actual.

The effective income tax rate was 38.0% in the first thirteen weeks of fiscal 1996, consistent with the prior fiscal year and the prior fourteen week period.

Cash and cash equivalents decreased $1,337,000 (18.2%) to $6,029,000 during the first thirteen weeks of the 1996 fiscal year. The principal items affecting the $2,236,000 net cash provided by operating activities were net income of $939,000 and accounts receivable and inventory reductions of $1,427,000 and $1,555,000, respectively.

Cash used in investing activities for the first thirteen weeks of 1996 consist of $3,009,000 in additions to property, plant and equipment. This amount reflects the Company's continued investment in manufacturing facilities and transportation equipment. These expenditures included construction costs for a food processing facility in North Carolina and extensive additions to existing facilities located in Texas. These projects are scheduled for completion in the second quarter of 1996 and the investments are expected to yield higher production capacities, improved plant utilization and realize cost savings in future years. Capital expenditures are expected to be reduced in subsequent quarters.

Cash used for financing activities consists of cash dividends in the amount of $564,000 in the first thirteen weeks of 1996, a decrease of $188,000 (25.0%) over the comparable period last year. The decrease relates to a three-cent per share extra cash dividend paid together with a regular five-cent per share cash dividend in the first 13 weeks of 1995 compared to a regular quarterly cash dividend of six-cents per share paid in the first thirteen weeks of 1996.

The Company remained free of interest bearing debt during the first thirteen weeks of 1996. The Company's revolving line of credit with Bank of America expires April 30, 1997 and provides for borrowings up to $2,000,000. The Company has not borrowed under the line for more than nine consecutive years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Item 6.

Exhibits and Reports on Form 8-K

(a) Exhibits:

27 - Financial Data Schedule for the 13 weeks ended February 2,
1996, submitted to the Securities and Exchange Commission in electronic format (for SEC information only)

(b) - Reports on Form 8-K

No Report on Form 8-K has been filed during the quarter for which this report is filed.