Form 10-Q
period 1996-05-03
BRIDGFORD FOODS CORP
filed 1996-06-14
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 1996

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

Yes   [ X ]                  No [   ]

As of June 14, 1996 the registrant had 9,396,933 shares of common stock outstanding.

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




                           Bridgford Foods Corporation
                                   (Registrant)
                          By: /s/ Robert E. Schulze
June 14, 1996              R. E. Schulze, President
Date                       and Principal Financial Officer

    Item 1. a.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                       May 3        November 3
                                                        1996           1995
                                                    (unaudited)     (audited)
ASSETS

Current assets:

   Cash and cash equivalents                         $3,861,254     $7,366,362
   Accounts receivable, less allowance
     for doubtful accounts of $507,424
     and $505,623                                     9,439,264     10,191,679
   Inventories (Note 2)                              14,916,461     13,849,947
   Prepaid expenses and other                         8,143,112      6,850,434

    Total current assets                             36,360,091     38,258,422

Property, plant and equipment, less
  accumulated depreciation of $22,421,965
  and $21,065,322                                    17,589,011     14,364,995

                                                    $53,949,102    $52,623,417

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                  $4,209,138     $4,662,825
   Accrued payroll and other expenses                11,587,572     11,046,103
   Income taxes payable                                  56,800         54,917

    Total current liabilities                        15,853,510     15,763,845

Shareholders'equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 9,396,933 shares        9,453,816      9,453,816

   Capital in excess of par value                     3,024,881      3,024,881

   Retained earnings                                 25,616,895     24,380,875
                                                     38,095,592     36,859,572
                                                    $53,949,102    $52,623,417

Item 1. b.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                             13 weeks ended                26 weeks ended
                         May 3         April 28        May 3         April 28
                          1996           1995           1996           1995

Net sales             $29,264,003    $26,635,748    $59,137,250    $55,140,334
Cost of products sold,
excluding depreciation 18,873,740     17,116,881     38,855,931     35,519,110
Selling, general and
administrative expense  7,347,837      6,295,357     15,113,024     13,686,899
Depreciation              745,643        521,625      1,356,643      1,043,250
                       26,967,220     23,933,863     55,325,598     50,249,259

Income before taxes     2,296,783      2,701,885      3,811,652      4,891,075

Income tax provision      872,000      1,027,000      1,448,000      1,859,000

Net income             $1,424,783     $1,674,885     $2,363,652     $3,032,075

Net income
per share (Note 3)          $0.15          $0.18          $0.25          $0.32

Cash dividends paid
per share (Note 3)          $0.06          $0.05          $0.12          $0.13

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(Unaudited)
                                                      Capital
                        Common Stock                 in excess       Retained
                         Shares         Amount         of par        earnings
October 28, 1994        9,396,933     $9,453,816     $3,024,881    $19,951,315
  Net income                                                         3,032,075
  Cash dividends
  ($.13 per share)                                                  (1,221,601)
April 28, 1995          9,396,933     $9,453,816     $3,024,881    $21,761,789

November 3, 1995        9,396,933     $9,453,816     $3,024,881    $24,380,875
  Net income                                                         2,363,652
  Cash dividends
  ($.12 per share)                                                  (1,127,632)
May 3, 1996             9,396,933     $9,453,816     $3,024,881    $25,616,895

Item 1.c.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                           26 weeks ended
                                                       May 3         April 28
                                                        1996           1995


Cash flows from operating activities:

  Net income                                         $2,363,652     $3,032,075

  Income charges not affecting cash:
    Depreciation                                      1,356,643      1,043,250
    Provision for losses on accounts receivable          55,575         30,000

Effect on cash of changes in assets and liabilities:
    Accounts receivable                                 696,840      1,247,843
    Inventories                                      (1,066,514)       (41,916)
    Prepaid expenses and other                       (1,292,678)      (916,815)
    Accounts payable and accrued expenses                87,782        111,837
    Income taxes payable                                  1,883       (194,604)

       Net cash provided by operating activities      2,203,183      4,311,670

Cash used in investing activities:
     Additions to property, plant and equipment      (4,580,659)    (2,176,099)

Cash used for financing activities:
     Cash dividends paid                             (1,127,632)    (1,221,601)

Net (decrease) increase in cash and cash equivalents (3,505,108)       913,970

Cash and cash equivalents at beginning of period      7,366,362     12,648,368

Cash and cash equivalents at end of period           $3,861,254    $13,562,338

Cash paid for income taxes                           $2,428,000     $2,777,000

Item 1.d.
BRIDGFORD FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - General Comments

The consolidated financial statements of the Company for the twenty-six weeks ended May 3, 1996 have been prepared in conformity with the accounting principles described in the 1995 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 1995 Annual Report to Shareholders.

Note 2 - Inventories

     Inventories are comprised as follows at the respective periods:

                         May 3        November 3
                          1996           1995
Meat, ingredients
and supplies           $6,224,083     $3,552,290
Work in progress        1,800,403      1,861,679
Finished goods          6,891,975      8,435,978
                      $14,916,461    $13,849,947

Note 3 - Common Stock and Per Share Data
The weighted average shares used for computing earnings per share in the accompanying statements of income were 9,396,933 for all periods presented.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements on this Form 10-Q under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following; general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q.

Item 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Sales increased by $2,628,000 (9.9%) to $29,264,000 in the
second thirteen weeks of the 1996 fiscal year compared to the same period last year. Sales for the second thirteen weeks decreased $609,000 (2.0%) compared to the previous thirteen week period ended February 2, 1996. The sales increase compared to the first quarter of 1995 relates to higher unit sales volume, changes in product mix and increased selling prices. The sales decrease from the prior fiscal quarter relates to normal seasonal activity and changes in product mix. Sales for the first twenty-six weeks of 1996 increased $3,997,000 (7.3%) to $59,137,000 compared to the same period last year. The increase in sales primarily relates to higher sales volume and to increased selling prices.

Cost of products sold increased by $1,757,000 (10.3%) in the second thirteen weeks of the 1996 fiscal year to $18,874,000 compared to the same period in 1995 due primarily to higher unit sales volume, changes in product mix and higher commodity costs. Compared to the prior thirteen week period, cost of products sold decreased $1,108,000 (5.6%) as a result of lower unit sales volume and changes in product mix.

The Company's operating results are heavily dependent upon the prices paid for raw materials. The marketing of the company's value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Higher flour and pork prices were experienced during the first twenty-six weeks of fiscal 1996
compared to the prior fiscal year.   Management anticipates
that these margins will stabilize as the year progresses, although no assurances can be given.

Selling, general and administrative expenses increased by $1,052,000 (16.7%) to $7,348,000 in the second thirteen weeks of 1996 compared to the same period last year. The increase primarily relates to higher sales volume and higher salaries, advertising and

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

delivery costs compared to the prior year. Compared to the prior thirteen week period, selling, general and administrative expenses decreased by $417,000 (5.4%). This decrease relates to lower sales volume and seasonally lower advertising and delivery costs incurred during the second thirteen weeks of the fiscal year.

Depreciation expense increased by $224,000 (43%) in the second thirteen weeks of the 1996 fiscal year compared to the same period in 1995. Depreciation expense was $135,000 (22%) higher than in the prior thirteen week period. The increase in depreciation is related primarily to the substantial completion of a food processing facility in North Carolina and extensive additions to existing facilities located in Texas.

The effective income tax rate was 38.0% in the second thirteen weeks of fiscal 1996, consistent with the prior fiscal year and the prior thirteen week period.

Cash and cash equivalents decreased $3,505,000 (47.6%) to $3,861,000 during the first twenty-six weeks of the 1996 fiscal year. The principal items favorably affecting the $2,203,000 net cash provided by operating activities were net income of $2,364,000 and depreciation of $1,357,000. Offsetting these increases were net cash outflows for inventory and prepaid expenses of $1,067,000 and $1,293,000, respectively.

Cash used in investing activities for the first twenty-six weeks of 1996 consisted of $4,581,000 in additions to property, plant and equipment. This amount reflects the Company's continued investment in manufacturing facilities and transportation equipment. These expenditures include construction costs for a food processing facility in North Carolina and extensive additions to existing facilities located in Texas. These projects were substantially complete in the second quarter of 1996 and these investments are expected to yield higher production capacities, improved plant utilization and realize cost savings in future years. Capital expenditures are expected to be reduced in subsequent quarters.

Cash used for financing activities consists of cash dividends in the amount of $1,128,000 in the first twenty-six weeks of 1996, a decrease of $94,000 (7.7%) over the comparable period last year. The decrease relates to regular quarterly cash dividends of six-cents per share paid in the first two quarters of 1996 compared to a three-cent per share extra cash dividend paid together with two regular five-cent per share cash dividends in the first 26 weeks of 1995.

The Company remained free of interest bearing debt during the first twenty-six weeks of 1996. The Company's revolving line of credit with Bank of America expires April 30, 1997 and provides for borrowings up to $2,000,000. The Company has not borrowed under the line for more than nine consecutive years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Part II. Other Information

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on Wednesday, March 20, 1996 at the Holiday Inn, 222 W. Houston Avenue, Fullerton, California at 10:00 a.m. Shareholders representing 8,645,702 or 92% of the 9,396,933 shares entitled to vote were present in person or by proxy, with 32,000 broker non-votes. The following persons were nominated and elected directors, with votes for or withheld from specific nominees for directors as indicated:

                                      FOR         WITHHELD
H. Wm. Bridgford                   8,643,938       1,764
Allan L. Bridgford                 8,643,938       1,764
Robert E. Schulze                  8,644,302       1,400
Paul A. Gilbert                    8,643,802       1,900
John W. McNevin                    8,644,272       1,430
Steven H. Price                    8,644,302       1,400
Norman V. Wagner II                8,644,272       1,430
Paul R. Zippwald                   8,643,802       1,900

Votes cast for the reappointment of Price Waterhouse LLP as the independent public accountants for the Company for 1996 were 8,643,627 FOR, 400 AGAINST and 1,675 ABSTAIN.

Item 6.

Exhibits and Reports on Form 8-K

(a) Exhibits:

27 - Financial Data Schedule for the 26 weeks ended May 3,
1996, submitted to the Securities and Exchange Commission in electronic format (for SEC information only)

(b) - Reports on Form 8-K

No Report on Form 8-K has been filed during the quarter for which this report is filed.