Form 10-Q
period 1996-08-02
BRIDGFORD FOODS CORP
filed 1996-09-13
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1996

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

Yes   [ X ]                  No [   ]

As of September 13, 1996 the registrant had 9,396,933 shares of common stock outstanding.


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

                                     BRIDGFORD FOODS CORPORATION
                                             (Registrant)



                                  By:/s/     Robert E. Schulze
September 13, 1996                   R. E. Schulze, President
Date                                 and Principal Financial Officer

Item 1. a.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                      August 2      November 3
                                                        1996           1995
                                                    (unaudited)     (audited)
ASSETS

Current assets:

   Cash and cash equivalents                         $4,926,459     $7,366,362
   Accounts receivable, less allowance
     for doubtful accounts of $468,572
     and $505,623                                     9,218,347     10,191,679
   Inventories (Note 2)                              15,436,842     13,849,947
   Prepaid expenses and other                         7,576,078      6,850,434

    Total current assets                             37,157,726     38,258,422

Property, plant and equipment, less
  accumulated depreciation of $23,156,697
  and $21,065,322                                    17,844,073     14,364,995

                                                    $55,001,799    $52,623,417

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                  $3,588,516     $4,662,825
   Accrued payroll and other expenses                12,317,585     11,046,103
   Income taxes payable                                 136,491         54,917

    Total current liabilities                        16,042,592     15,763,845



Shareholders'equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 9,396,933 shares        9,453,816      9,453,816

   Capital in excess of par value                     3,024,881      3,024,881

   Retained earnings                                 26,480,510     24,380,875
                                                     38,959,207     36,859,572
                                                    $55,001,799    $52,623,417

Item 1. b.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                           13 weeks ended                 39 weeks ended
                        August 2       July 28        August 2       July 28
                          1996           1995           1996           1995

Net sales             $28,397,951    $26,000,551    $87,535,201    $81,140,885
Cost of products sold,
excluding depreciation 17,681,987     16,834,759     56,537,918     52,353,868
Selling, general and
administrative expense  7,677,801      6,166,009     22,790,825     19,852,908
Depreciation              734,732        521,625      2,091,375      1,564,875
                       26,094,520     23,522,393     81,420,118     73,771,651

Income before taxes     2,303,431      2,478,158      6,115,083      7,369,234

Income tax provision      876,000        941,000      2,324,000      2,800,000

Net income             $1,427,431     $1,537,158     $3,791,083     $4,569,234

Net income
  per share (Note 3)        $0.15          $0.16          $0.40          $0.49

Cash dividends paid
  per share (Note 3)        $0.06          $0.05          $0.18          $0.18

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(Unaudited)


                                                      Capital
                        Common Stock                 in excess       Retained
                         Shares         Amount         of par        earnings
October 28, 1994        9,396,933     $9,453,816     $3,024,881   $19,951,315
  Net income                                                        4,569,234
  Cash dividends
  ($.18 per share)                                                 (1,691,448)
July 28, 1995           9,396,933     $9,453,816     $3,024,881   $22,829,101

November 3, 1995        9,396,933     $9,453,816     $3,024,881   $24,380,875
  Net income                                                        3,791,083
  Cash dividends
  ($.18 per share)                                                 (1,691,448)
August 2, 1996          9,396,933     $9,453,816     $3,024,881   $26,480,510

Item 1.c.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          39 weeks ended
                                                      August 2       July 28
                                                        1996           1995


Cash flows from operating activities:

  Net income                                         $3,791,083    $4,569,234

  Income charges not affecting cash:
    Depreciation                                      2,091,375     1,564,875
    Provision for losses on accounts receivable          83,363        49,200

Effect on cash of changes in assets and liabilities:
    Accounts receivable                                 889,969       605,831
    Inventories                                      (1,586,895)   (1,116,490)
    Prepaid expenses and other                         (725,644)   (1,442,326)
    Accounts payable and accrued expenses               197,173      (296,891)
    Income taxes payable                                 81,574       (77,604)

       Net cash provided by operating activities      4,821,998     3,855,829

Cash used in investing activities:
     Additions to property, plant and equipment      (5,570,453)   (5,014,898)

Cash used for financing activities:
     Cash dividends paid                             (1,691,448)   (1,691,448)

Net decrease in cash and cash equivalents            (2,439,903)   (2,850,517)

Cash and cash equivalents at beginning of period      7,366,362    12,648,368

Cash and cash equivalents at end of period           $4,926,459    $9,797,851

Cash paid for income taxes                           $3,096,000    $4,094,000

[CAPTION]
Item 1.d.
BRIDGFORD FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - General Comments

The consolidated financial statements of the Company for the thirty-nine weeks ended August 2, 1996 have been prepared in conformity with the accounting principles described in the 1995 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 1995 Annual Report to Shareholders.
The results of operations for the periods presented are not necessarily indicative of the results to be expected for the 52 weeks of the fiscal year.



Note 2 - Inventories

Inventories are comprised as follows at the respective periods:



                        August 2      November 3
                          1996           1995

    Meat, ingredients
      and supplies     $6,134,386     $3,552,290
    Work in progress    1,441,115      1,861,679
    Finished goods      7,861,341      8,435,978
                      $15,436,842    $13,849,947

Note 3 - Common Stock and Per Share Data
The weighted average shares used for computing earnings per share in the accompanying statements of income were 9,396,933 for all periods presented.

  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following; general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

The Company's operating results are heavily dependent upon the prices paid for raw materials. The marketing of the company's value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Higher flour and pork prices were experienced during the first thirty-nine weeks of fiscal 1996
compared to the prior fiscal year.   Management anticipates
that these costs will stabilize as the year progresses. Costs of flour have declined about 10% since the close of the third quarter while pork prices have remained at historically high levels.

Sales in the third thirteen week period of 1996 increased by $2,397,000 (9.2%) to $28,398,000 compared to the same period last year. Sales for the third thirteen week period decreased $866,000 (3.0%) compared to the previous period ended May 3,1996. The sales increase compared to the third quarter of 1995 relates to higher unit sales volume, changes in product mix and increased selling prices. The sales decrease from the prior fiscal quarter relates to normal seasonal activity and changes in product mix. Sales for the first thirty-nine weeks of 1996 increased $6,394,000 (7.9%) to $87,535,000 compared to the same period last year. The increase in sales primarily relates to higher sales volume and to increased selling prices with selling prices accounting for about 1% of the sales increase.

Cost of products sold increased by $847,000 (5.0%) in the third quarter of the 1996 fiscal year to $17,682,000 compared to the same period in 1995 due primarily to higher unit sales volume and changes in product mix. The impact of higher commodity costs was mitigated by changes in product mix during the third thirteen week period of fiscal 1996. Compared to the prior quarter, cost of products sold decreased $1,192,000 (6.3%) as a result of lower unit sales volume and changes in product mix.

Selling, general and administrative expenses increased by $1,512,000 (24.5%) to $7,677,000 in the third quarter of 1996 compared to the same period last year. The increase primarily relates to higher sales volume and higher salaries, advertising and delivery costs compared to the prior year. Compared to the prior quarter, selling, general and administrative expenses increased by $330,000 (4.5%). This increase relates to higher sales commissions and advertising costs incurred during the third quarter of the fiscal year compared to the prior fiscal quarter.

Depreciation expense increased by $213,000 (40.9%) in the third thirteen week period of the 1996 fiscal year compared to the same period in 1995. The increase in depreciation is related primarily to the substantial completion of a food processing facility in North Carolina and extensive additions to existing facilities located in Texas during the second thirteen week period of fiscal year 1996.

The effective income tax rate was 38.0% in the third quarter of fiscal 1996, consistent with the prior fiscal year and the prior quarter.

Cash and cash equivalents decreased $2,440,000 (33.1%) to $4,926,000 during the first thirty-nine weeks of the 1996 fiscal year. The principal items favorably affecting the $4,822,000 net cash provided by operating activities were net income of $3,791,000 and depreciation of $2,091,000. Offsetting these increases were net cash outflows for inventory and prepaid expenses of $1,587,000 and $726,000, respectively.

Cash used in investing activities for the first thirty-nine weeks of 1996 consisted of $5,570,000 in additions to property, plant and equipment. This amount reflects the Company's continued investment in manufacturing facilities and transportation equipment. These expenditures include construction costs for a food processing facility in North Carolina and extensive additions to existing facilities located in Texas. These projects were substantially complete in the second quarter of 1996 and these investments are expected to yield higher production capacities, improved plant utilization and cost savings in future years. Capital expenditures are expected to be reduced in subsequent quarters.

Cash used for financing activities consists of cash dividends in the amount of $1,691,000 in the first thirty-nine weeks of 1996, consistent with the prior thirty-nine week period. The Company paid regular quarterly cash dividends of six-cents per share in the first three quarters of 1996 compared to a three-cent per share extra cash dividend paid together with three regular five-cent per share cash dividends in the first thirty-nine weeks of 1995.

The Company remained free of interest bearing debt during the first thirty-nine weeks of 1996. The Company's revolving line of credit with Bank of America expires April 30, 1997 and provides for borrowings up to $2,000,000. The Company has not borrowed under the line for more than nine consecutive years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Item 6.

Exhibits and Reports on Form 8-K
(a) Exhibits:

27 - Financial Data Schedule for the 39 weeks ended August
2,1996 submitted to the Securities and Exchange Commission in electronic format (for SEC information only)

(b) - Reports on Form 8-K

No Report on Form 8-K has been filed during the quarter for which this report is filed.