Form 10-K405
period 1996-11-01
BRIDGFORD FOODS CORP
filed 1997-01-30
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 1, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                     Common Stock, par value $1.00 per share
                                (Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. _X_

The aggregate market value of voting stock held by non-affiliates of the registrant on January 21, 1997 was $26,166,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 9,396,933 shares of Common Stock, par value of $1.00 per share, as of January 21, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

Items 5, 6, 7 and 8 of Part II are incorporated by reference from the registrant's Annual Report to Shareholders for the fiscal year ended November 1, 1996. Items 10, 11, 12 and 13 of Part III are incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held March 12, 1997.

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

Certain statements in this report constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this report.

       Description of Business

       The Company operates in one business segment - the manufacture and distribution of frozen, refrigerated and snack food products. The products manufactured and distributed by the Company consist of an extensive line of food products, including a variety of sliced luncheon meats and cheeses, wieners, bacon, sandwiches, dry sausages, biscuits, bread dough items and roll dough items. The products purchased by the Company for resale include a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products. In the aggregate, the Company manufactures or distributes a product line consisting of a total of approximately 450 food products. For fiscal year 1996, products manufactured or processed by the Company represented approximately 83% of the Company's consolidated sales and items manufactured or processed by third parties for distribution represented approximately 17% of consolidated sales. For fiscal year 1995, products manufactured or processed by the Company represented approximately 85% of the Company's consolidated sales and items manufactured or processed by third parties for distribution represented approximately 15% of consolidated sales. For fiscal year 1994, products manufactured or processed by the Company represented approximately 87% of the Company's consolidated sales and items manufactured or processed by third parties for distribution represented approximately 13% of consolidated sales. For fiscal years 1992


                                  2 of 15 Pages
through 1993, the products manufactured or processed by the Company represented approximately 89% of the Company's consolidated sales, and the products manufactured or processed by third parties for distribution by the Company were approximately 11% of the Company's consolidated sales. Although the Company has recently introduced several new products, none of these products have contributed significantly to the Company's revenue growth for the fiscal year. The Company's sales are not subject to material seasonal variations. Historically the Company has been able to respond quickly to the receipt of orders and, accordingly, the Company does not maintain a significant sales backlog. The Company and its industry generally have no unusual demands or restrictions on working capital items. The Company is not dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on the Company's results of operations. During the last fiscal year the Company did not enter into any new markets or any significant contractual or other material relationships.

       The Company has two classes of similar food products, each of which has accounted for 10% or more of consolidated sales in the prior three fiscal years listed below. The following table shows sales, as a percentage of consolidated sales, for each of these two classes of similar products for each of the last three fiscal years:

                                                      1996       1995      1994
                                                      ----       ----      ----
              Frozen Food Products                     44%        46%       46%
              Refrigerated and Snack Food Products     56%        54%       54%
                                                      ----       ----      ----
                                                      100%       100%      100%
                                                      ====       ====      ====

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

       Marketing, Sales and Distribution

       The Company markets and sells its products with its own sales force, brokers, cooperatives, wholesalers and independent distributors. Currently, products are sold by the Company's own sales force to approximately 25,000 retail food stores located in 49 states and Canada. In addition, the Company sells its products through wholesalers, cooperatives and distributors to approximately an additional 17,500 retail outlets and 19,000 restaurants and institutions.


                                  3 of 15 Pages

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


       Employees

       At the end of fiscal 1996, the Company had approximately 650 employees, approximately one-half of whose employment relationship with the Company was governed by collective bargaining agreements. Certain agreements were extended during fiscal year 1996 and these agreements currently expire between February 1998 and March 2000. The Company believes that its relationship with its employees is good. There are currently no significant ongoing negotiations with its employees.

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


ITEM 2.       PROPERTIES

       The Company owns its headquarters and plant located in Anaheim, California, a 100,000 square-foot processing facility located on five acres of land. The Company also owns a 146,000 square-foot processing facility on 1-1/2 acres of land in Chicago, Illinois, a 91,000 square-foot food processing facility on 3-3/4 acres of land, a 4,000 square foot warehouse facility on 1.5 acres of land and a 28,000 square foot food processing facility on 1-3/4 acres of land in Dallas, Texas. The foregoing plants are, in general, fully utilized by the Company for processing, warehousing, distributing and administrative purposes. In addition, the Company owns an unoccupied 2,500 square-foot warehouse on 1/3 acre of land in Modesto, California. The Company also owns 1/4 acre of land in San Diego, California. This land is


                                  4 of 15 Pages
currently being leased to a third party. The Company leases warehouse and/or office space in Oakland, California, Phoenix and Tucson, Arizona. The Company's properties are adequate to satisfy its foreseeable needs. Additional properties may be acquired and/or plants expanded if favorable opportunities and conditions arise. The Company's capital improvement programs continued into 1996. Significant projects were completed at all locations, primarily for new 14,000 square foot additions and modernization of our Frozen-Rite plant in Dallas, Texas at a total cost of $6,005,000 ($1,820,000 for fiscal year 1996) and the construction and equipping of our new 42,000 square foot, state-of-the-art frozen food plant at a total cost of $5,070,000 ($2,177,000 for fiscal year
1996) on approximately eight acres of land in North Carolina. These factories are now running efficiently. The balance of projects in process at November 1, 1996 was $167,000.

ITEM 3.       LEGAL PROCEEDINGS

       No material legal proceeding was pending at November 1, 1996 against the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to the Company's shareholders during the fourth quarter of the fiscal year ended November 1, 1996.


EXECUTIVE OFFICERS OF THE REGISTRANT

       The names, ages and positions of all the executive officers of the Company as of January 1, 1997 are listed below. All executive officers are full-time employees of the Company. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders.

Name                     Age           Position(s) with the Company
----                     ---           ----------------------------
Allan L. Bridgford       61    Chairman and member of the Executive Committee

Robert E. Schulze        62    President and member of the Executive Committee

Hugh Wm. Bridgford       65    Vice President and Chairman of the Executive Committee

Salvatore F. DeGeorge    65    Senior Vice President

Lawrence D. English      65    Vice President


                                  5 of 15 Pages

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

       The Company's Common Stock, par value $1.00 per share (the "Common Stock"), is traded in the over-the-counter market and prices are quoted on The Nasdaq National Market under the symbol "BRID." As of January 1, 1997, there were 616 holders of record of the Company's Common Stock. The market price and dividend information with respect to the Company's Common Stock are set forth on the inside cover of the Company's 1996 Annual Report to Shareholders incorporated herein by reference. Future dividends will be dependent upon future earnings, financial requirements and other factors.

ITEM 6. SELECTED FINANCIAL DATA

       The information set forth on page 4 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information set forth on pages 4 and 5 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information set forth on pages 6 through 11 of the Company's 1996 Annual Report to Shareholders in the sections thereof entitled "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.


                                  6 of 15 Pages

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information set forth in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be held on March 12, 1997 is incorporated herein by reference. Information concerning the executive officers of the Company is set forth in Part I hereof under the heading "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

       Information set forth in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be held on March 12, 1997 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information set forth in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be held on March 12, 1997 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information set forth in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be held on March 12, 1997 is incorporated herein by reference.


                                  7 of 15 Pages

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

      (b) Report on Form 8-K. The Company did not file a Current Report on Form 8-K during the quarter ended November 1, 1996.


                                  8 of 15 Pages

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 BRIDGFORD FOODS CORPORATION

                                                 By:  /s/ Allan L. Bridgford
                                                    --------------------------
                                                    Allan L. Bridgford, Chairman

                                                 Date:  January 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                      Title                          Date
     ---------                      -----                          ----

/s/ Allan L. Bridgford           Chairman                    January 24, 1997
----------------------
Allan L. Bridgford

/s/ Robert E. Schulze            President                   January 24, 1997
---------------------
Robert E. Schulze

/s/ Hugh Wm. Bridgford           Vice President              January 24, 1997
----------------------
Hugh Wm. Bridgford

/s/ Paul A. Gilbert              Director                    January 24, 1997
-------------------
Paul A. Gilbert

/s/ John W. McNevin              Director                    January 24, 1997
-------------------
John W. McNevin

/s/ Steven H. Price              Director                    January 24, 1997
-------------------
Steven H. Price

/s/ Norman V. Wagner II          Director                    January 24, 1997
-----------------------
Norman V. Wagner II

/s/ Paul R. Zippwald             Director                    January 24, 1997
--------------------
Paul R. Zippwald


                                  9 of 15 Pages

                           BRIDGFORD FOODS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


      The consolidated financial statements of the Registrant and its subsidiaries, including the report thereon of Price Waterhouse LLP dated December 24, 1996, appearing on pages 6 through 11 of the accompanying 1996 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K. The following Financial Statement Schedules should be read in conjunction with the financial statements in such 1996 Annual Report to Shareholders. Financial Statement Schedules not included with this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                                            Page
                                                                            ----
Report of Independent Accountants on Financial
 Statement Schedules                                                         F-2

Financial Statement Schedules for the three years ended November 1, 1996:

    Schedule VIII - Valuation and Qualifying Accounts
    Accounts                                                                 F-3

   Schedule X - Supplementary Income Statement Information                   F-4


                                 10 of 15 Pages

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULES

                                       F-2



To the Board of Directors of
 Bridgford Foods Corporation

Our audits of the consolidated financial statements referred to in our report dated December 24, 1996 appearing on page 11 of the 1996 Annual Report to Shareholders of Bridgford Foods Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/Price Waterhouse LLP
Costa Mesa, California
December 24, 1996


                                 11 of 15 Pages

                           BRIDGFORD FOODS CORPORATION
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                                       F-3

                               Provision for        Accounts      Balance at
                 Balance at      losses on         written off       close
                  beginning      Accounts             less            of
                  of period     Receivable         Recoveries       period
                  ---------     ----------         ----------       ------
                               October 28, 1994
                               ----------------
Allowance for
doubtful
accounts           $435,972        $64,545            $29,935       $470,582
                   ========        =======            =======       ========

                               November 3, 1995
                               ----------------
Allowance for
doubtful
accounts           $470,582       $138,650           $103,609       $505,623
                   ========       ========           ========       ========

                               November 1, 1996
                               ----------------
Allowance for
doubtful
accounts           $505,623       $139,150           $141,188       $503,585
                   ========       ========           ========       ========


                                 12 of 15 Pages

                           BRIDGFORD FOODS CORPORATION
                                  SCHEDULE VIII
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                       F-4



                               Fiscal Years Ended



                        November 1,           November 3,          October 28,
                           1996                  1995                 1994
                           ----                  ----                 ----
Maintenance
and repairs              $3,220,610           $3,170,683            $3,416,409
                         ==========           ==========            ==========


Advertising
costs                    $6,184,915           $5,530,868            $4,658,477
                         ==========           ==========            ==========


Taxes other than payroll and income taxes, are less than 1% of total sales as reported in the related income statements.


                                 13 of 15 Pages

                           BRIDGFORD FOODS CORPORATION

                                INDEX TO EXHIBITS

Exhibit
  No.                                                                                                Page No.
-------                                                                                              --------
  3.1      Articles of Incorporation (filed as Exhibit 1 to Form 10 and incorporated herein by          NA
           reference).

  3.2      Amendment to Articles of Incorporation dated June 24, 1954 (filed as Exhibit 1-a to          NA
           Form 10 and incorporated herein by reference).

  3.3      Amendment to Articles of Incorporation dated September 30, 1955 (filed as Exhibit 1-c        NA
           to Form 10 and incorporated herein by reference).

  3.4      Amendment to Articles of Incorporation dated April 3, 1963 (filed as Exhibit 1-c to          NA
           Form 10 and incorporated herein by reference).

  3.5      Restated Articles of Incorporation, dated December 29, 1989 (filed as                        NA
           Exhibit 3.5 to Form 10 on January 28, 1993 and incorporated herein by reference).

  3.6      Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to         NA
           Form 10 on January 28, 1993 and incorporated herein by reference).

  3.7      By-laws, as amended (filed as Exhibit 2 to Form 10 and incorporated herein by                NA
           reference).

 10.1      Bridgford Foods Corporation Defined Benefit Pension Plan (filed as
           Exhibit 10.1 to Form 10 on January 28, 1993 and incorporated
           herein by reference).                                                                        NA

 10.2      Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit         NA
           10.2 to Form 10 January 28, 1993 and incorporated herein by reference).

 10.3      Bridgford Foods Corporation Deferred Compensation Savings Plan. (filed as Exhibit 10.3       NA
           to Form 10 January 28, 1993 and incorporated herein by reference).

 13.1      1996 Annual Report to Shareholders.                                                          --

 22.1      Subsidiaries of the Registrant.                                                              15

 27.1      Financial Data Schedule for the fiscal year ended November 1, 1996, submitted to the
           Securities Exchange Commission in electronic format (for SEC information only).


                                 14 of 15 Pages