Form 10-Q
period 1997-01-31
BRIDGFORD FOODS CORP
filed 1997-03-13
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

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

As of March 11, 1997 the registrant had 9,396,933 shares of common stock outstanding.


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

                                       BRIDGFORD FOODS CORPORATION
                                                         (Registrant)



                                    By:/s/ Robert E. Schulze
March 11, 1997                         R. E. Schulze, President,
Date                                  Principal Financial Officer

Item 1. a.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                   January 31     November 1
                                                     1997            1996
                                                   (unaudited)     (audited)
ASSETS

Current assets:

Cash and cash equivalents                          $11,220,277     $6,343,022
Accounts receivable, less allowance
for doubtful accounts of $533,238
  and $503,584                                       8,564,002     10,007,141
Inventories (Note 2)                                11,889,623     15,603,912
Prepaid expenses and other                           8,612,511      8,469,349

   Total current assets                             40,286,413     40,423,424

Property, plant and equipment, less
accumulated depreciation of $23,420,923
and $22,637,673                                     17,713,237     17,854,524

                                                   $57,999,650    $58,277,948

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable                                    $3,592,469     $4,464,855
Accrued payroll and other expenses                  13,531,401     13,444,084
Income taxes payable                                   104,787        113,318

   Total current liabilities                        17,228,657     18,022,257



Shareholders'equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
  Issued and outstanding - 9,396,933 shares          9,453,816      9,453,816

Capital in excess of par value                       3,024,881      3,024,881

Retained earnings                                   28,292,296     27,776,994
                                                    40,770,993     40,255,691
                                                   $57,999,650    $58,277,948

Item 1. b.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                          13 weeks ended
                                                    January 31     February 2
                                                       1997           1996

Net sales                                           $31,669,311    $29,873,247
Cost of products sold,
  excluding depreciation                             20,753,461     19,982,191
Selling, general and
  administrative expenses                             8,392,482      7,765,186
Depreciation                                            783,250        611,000
                                                     29,929,193     28,358,377

Income before taxes                                   1,740,118      1,514,869

Income tax provision                                    661,000        576,000

Net income                                           $1,079,118       $938,869

Net income
  per share (Note 3)                                      $0.11          $0.10

Cash dividends paid
  per share (Note 3)                                      $0.06          $0.06

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(Unaudited)


                                                      Capital
                        Common Stock                 in excess       Retained
                         Shares         Amount         of par        earnings
November 3, 1995       9,396,933     $9,453,816     $3,024,881    $24,380,875
  Net income                                                          938,869
  Cash dividends
  ($.06 per share)                                                   (563,816)
February 2, 1996       9,396,933     $9,453,816     $3,024,881    $24,755,928

November 1, 1996       9,396,933     $9,453,816     $3,024,881    $27,776,994
  Net income                                                        1,079,118
  Cash dividends
  ($.06 per share)                                                   (563,816)
January 31, 1997       9,396,933     $9,453,816     $3,024,881    $28,292,296

Item 1.c.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          13 weeks ended
                                                     January 31     February 2
                                                         1997           1996


Cash flows from operating activities:

  Net income                                        $1,079,118       $938,869

  Income charges not affecting cash:
    Depreciation                                       783,250        611,000
    Provision for losses on accounts receivable         31,038         27,788

Effect on cash of changes in assets and liabilities:
    Accounts receivable                              1,412,101      1,426,975
    Inventories                                      3,714,289      1,554,957
    Prepaid expenses and other                        (143,162)      (959,026)
    Accounts payable and accrued expenses             (785,069)    (1,352,871)
    Income taxes payable                                (8,531)       (12,117)

       Net cash provided by operating activities     6,083,034      2,235,575

Cash used in investing activities:
     Additions to property, plant and equipment       (641,963)    (3,008,632)

Cash used for financing activities:
     Cash dividends paid                              (563,816)      (563,816)

Net increase (decrease) in cash and cash equivalents 4,877,255     (1,336,873)

Cash and cash equivalents at beginning of period     6,343,022      7,366,362

Cash and cash equivalents at end of period         $11,220,277     $6,029,489

Cash paid for income taxes                            $816,000     $1,318,000

Item 1.d.
BRIDGFORD FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - General Comments

The consolidated financial statements of the Company for the thirteen weeks ended January 31, 1997 have been prepared in conformity with the accounting principles described in the 1996 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 1996 Annual Report to Shareholders.

Note 2 - Inventories

     Inventories are comprised as follows at the respective periods:



                         January 31     November 1
                            1997           1996

Meat, ingredients
  and supplies           $4,355,395     $4,319,692
Work in progress            976,228      1,501,220
Finished goods            6,558,000      9,783,000
                        $11,889,623    $15,603,912


Note 3 - Common Stock and Per Share Data
      The weighted average shares used for computing earnings per share in the accompanying statements of income were 9,396,933 for all periods presented.

Item 2.

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

The Company's operating results are heavily dependent upon the prices paid for raw materials. The marketing of the company's value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Higher flour and pork prices were experienced during fiscal 1996 compared to the prior fiscal year. The cost of flour has declined compared to fiscal year 1996 while pork prices have remained at historically high levels during the first 13 weeks of fiscal year 1997.

Sales increased by $1,796,000 (6.0%) to $31,669,000 in the first thirteen weeks of the 1997 fiscal year compared to the same period last year. Sales for the first thirteen weeks increased $888,000 (2.9%) compared to the previous thirteen week period ended November 1, 1996. The sales increase compared to the first quarter of 1996 relates to higher unit sales volume, changes in product mix and increased selling prices. The sales increase from the prior fiscal quarter relates to changes in product mix and seasonal characteristics.

Cost of products sold increased by $771,000 (3.9%) in the first thirteen weeks of the 1997 fiscal year to $20,753,000 compared to the same period in 1996 due primarily to higher unit sales volume and changes in product mix. Compared to the prior thirteen week period, cost of products sold increased $1,417,000 (7.3%) as a result of higher commodity costs, higher unit sales volume and changes in product mix.

Selling, general and administrative expenses increased by $627,000 (8.1%) to $8,392,000 in the first thirteen weeks of 1997 compared to the same period last year. The increase primarily relates to higher sales volume compared to the prior year. Compared to the prior thirteen week period, selling, general and administrative expenses increased by $351,000 (4.4%), consistent with the overall increase in sales.

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Depreciation expense increased by $172,000 (28.2%) in the first thirteen weeks of the 1997 fiscal year compared to the same period in 1996. Depreciation expense was $381,000 (94.9%) lower in the prior thirteen week period. The Company completed significant expansion projects to existing facilities located in Texas and a food processing facility in North Carolina during the second quarter of 1996. Full year depreciation from these projects will total approximately $980,000. As a result, overall depreciation expense has increased.

The effective income tax rate was 38.0% in the first thirteen weeks of fiscal 1997, consistent with the prior fiscal year and the prior thirteen week period.

Cash and cash equivalents increased $4,877,000 (76.9%) to $11,220,000 during the first thirteen weeks of the 1997 fiscal year. The principal items affecting the $6,083,000 net cash provided by operating activities were net income of $1,079,000 and accounts receivable and inventory reductions of $1,412,000 and $3,714,000, respectively.

Cash used in investing activities for the first thirteen weeks of 1997 consist of $641,963 in additions to property, plant and equipment. This amount reflects the Company's continued investment in manufacturing and
transportation equipment.   Capital expenditures were reduced compared to
prior quarters due to the completion of significant construction projects.

Cash used for financing activities consists of cash dividends in the amount of $564,000 in the first thirteen weeks of 1997, consistent with the same period last year.

The Company remained free of interest bearing debt during the first thirteen weeks of 1997. The Company's revolving line of credit with Bank of America expires April 30, 1998 and provides for borrowings up to $2,000,000. The Company has not borrowed under the line for more than ten consecutive years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Item 6.
Exhibits and Reports on Form 8-K

(a) Exhibits:

27 - Financial Data Schedule for the 13 weeks ended January 31,
1997, submitted to the Securities and Exchange Commission in electronic format (for SEC information only)

(B)-REPORTS ON FORM 8-K

No Report on Form 8-K has been filed during the quarter for which this report is filed.