Form 10-Q
period 1997-05-02
BRIDGFORD FOODS CORP
filed 1997-06-13
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 1997

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

Yes   [ X ]                  No [   ]

As of June 13, 1997 the registrant had 9,396,933 shares of common stock outstanding.


Number of pages in this Form 10-Q     9

(end of cover page)

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

Part I.  Financial Information                                  Page

Item 1. Financial Statements

      a. Consolidated Balance Sheets                             3

      b. Consolidated Statements of Income                       4

      b. Consolidated Statements of Shareholders' Equity         4

      c. Consolidated Statements of Cash Flows                   5

      d. Notes to Consolidated Financial Statements              6

Item 2. Management's Discussion and Analysis of Financial      7-8
        Condition and Results of Operations

Part II.   Other Information

    Item 4.  Submission of Matters to a Vote of Security Holders 9



Items 1-5 have been omitted because they are not applicable with respect to the current reporting period.

    Item 6. Exhibits and Reports on Form 8-K                     9



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the the undersigned thereunto duly authorized.

                                     BRIDGFORD FOODS CORPORATION
                                           (Registrant)



                                  By:/s/  Robert E. Schulze
June 13, 1997                        R. E. Schulze, President
Date                                 and Principal Financial Officer

Item 1. a.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                       May 2        November 1
                                                        1997           1996
                                                    (unaudited)     (audited)
ASSETS

Current assets:

   Cash and cash equivalents                        $11,111,626     $6,343,022
   Accounts receivable, less allowance
     for doubtful accounts of $551,338
     and $503,584                                     8,852,126     10,007,141
   Inventories (Note 2)                              14,576,102     15,603,912
   Prepaid expenses and other                         8,335,465      8,469,349

    Total current assets                             42,875,319     40,423,424

Property, plant and equipment, less
  accumulated depreciation of $24,167,030
  and $22,637,673                                    17,387,237     17,854,524

                                                    $60,262,556    $58,277,948

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                  $4,269,385     $4,464,855
   Accrued payroll and other expenses                14,114,834     13,444,084
   Income taxes payable                                  36,787        113,318

    Total current liabilities                        18,421,006     18,022,257



Shareholders'equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 9,396,933 shares        9,453,816      9,453,816

   Capital in excess of par value                     3,024,881      3,024,881

   Retained earnings                                 29,362,853     27,776,994
                                                     41,841,550     40,255,691
                                                    $60,262,556    $58,277,948

Item 1. b.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                            13 weeks ended                26 weeks ended
                         May 2          May 3          May 2          May 3
                          1997           1996           1997           1996

Net sales             $30,642,790    $29,264,003    $62,312,101    $59,137,250
Cost of products sold,
excluding depreciation 18,933,718     18,873,740     39,687,179     38,855,931
Selling, general and
administrative expense  8,326,592      7,347,837     16,719,074     15,113,024
Depreciation              746,107        745,643      1,529,357      1,356,643
                       28,006,417     26,967,220     57,935,610     55,325,598

Income before taxes     2,636,373      2,296,783      4,376,491      3,811,652

Income tax provision    1,002,000        872,000      1,663,000      1,448,000

Net income             $1,634,373     $1,424,783     $2,713,491     $2,363,652

Net income
  per share (Note 3)        $0.17          $0.15          $0.29          $0.25

Cash dividends paid
  per share (Note 3)        $0.06          $0.06          $0.12          $0.12

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(Unaudited)
                                                      Capital
                        Common Stock                 in excess       Retained
                         Shares         Amount         of par        earnings
November 3, 1995        9,396,933     $9,453,816     $3,024,881    $24,380,875
  Net income                                                         2,363,652
  Cash dividends
  ($.12 per share)                                                  (1,127,632)
May 3, 1996             9,396,933     $9,453,816     $3,024,881    $25,616,895

November 1, 1996        9,396,933     $9,453,816     $3,024,881    $27,776,994
  Net income                                                         2,713,491
  Cash dividends
  ($.12 per share)                                                  (1,127,632)
May 2, 1997             9,396,933     $9,453,816     $3,024,881    $29,362,853

Item 1.c.
BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                          26 weeks ended
                                                       May 2          May 3
                                                        1997           1996


Cash flows from operating activities:

  Net income                                         $2,713,491     $2,363,652

  Income charges not affecting cash:
    Depreciation                                      1,529,357      1,356,643
    Provision for losses on accounts receivable          62,075         55,575

Effect on cash of changes in assets and liabilities:
    Accounts receivable                               1,092,940        696,840
    Inventories                                       1,027,810     (1,066,514)
    Prepaid expenses and other                          133,884     (1,292,678)
    Accounts payable and accrued expenses               475,280         87,782
    Income taxes payable                                (76,531)         1,883

       Net cash provided by operating activities      6,958,306      2,203,183

Cash used in investing activities:
     Additions to property, plant and equipment      (1,062,070)    (4,580,659)

Cash used for financing activities:
     Cash dividends paid                             (1,127,632)    (1,127,632)

Net increase (decrease) in cash and cash equivalents  4,768,604     (3,505,108)

Cash and cash equivalents at beginning of period      6,343,022      7,366,362

Cash and cash equivalents at end of period          $11,111,626     $3,861,254

Cash paid for income taxes                           $1,870,000     $2,428,000

Item 1.d.
BRIDGFORD FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Note 1 - General Comments

The consolidated financial statements of the Company for the twenty-six weeks ended May 2, 1997 have been prepared in conformity with the accounting principles described in the 1996 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 1996 Annual Report to Shareholders.


    Note 2 - Inventories

Inventories are comprised as follows at the respective periods:



                         May 2        November 1
                          1997           1996

    Meat, ingredients
      and supplies     $5,374,506     $4,319,692
    Work in progress    1,772,411      1,501,220
    Finished goods      7,429,185      9,783,000
                      $14,576,102    $15,603,912

    Note 3 - Common Stock and Per Share Data
          The weighted average shares used for computing earnings per share in the accompanying statements of income were 9,396,933 for all periods presented.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations;
weather conditions; construction schedules; and other factors referenced in this Form 10-Q.

Item 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

The Company's operating results are heavily dependent upon the prices paid for raw materials. The marketing of the company's value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Higher flour and pork prices were experienced during fiscal 1996. The cost of flour has declined compared to fiscal year 1996 while pork prices have remained at historically high levels during the first 26 weeks of fiscal year 1997.

Sales increased by $1,379,000 (4.7%) to $30,643,000 in the second thirteen weeks of the 1997 fiscal year compared to the same period last year. Sales for the second thirteen weeks decreased $1,027,000 (3.2%) compared to the previous thirteen week period ended January 31, 1997. The sales increase compared to the second quarter of 1996 relates to higher unit sales volume, changes in product mix and increased selling prices. The sales decrease from the prior fiscal quarter relates to normal seasonal activity and changes in product mix. Sales for the first twenty-six weeks of 1997 increased $3,175,000 (5.4%) to $62,312,000 compared to the same period last year. The increase in sales primarily relates to higher sales volume and to increased selling prices.

Cost of products sold increased by $60,000 (.3%) in the second thirteen weeks of the 1997 fiscal year to $18,934,000 compared to the same period in 1996 due primarily to higher unit sales volume and changes in product mix. Compared to the prior thirteen week period, cost of products sold decreased $1,820,000 (8.8%) as a result of lower unit sales volume and changes in product mix. Lower flour costs and higher selling prices favorably affected operating margins in the second 13 weeks of fiscal year 1997.

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Selling, general and administrative expenses increased by $979,000 (13.3%) to $8,327,000 in the second thirteen weeks of 1997 compared to the same period last year. The increase primarily relates to higher sales volume and higher salaries, advertising and delivery costs compared to the prior year. Compared to the prior thirteen week period, selling, general and administrative expenses decreased by $66,000 (.8%).

Depreciation expense remained consistent in the second thirteen weeks of the 1997 fiscal year compared to the same period in 1996. Depreciation expense was $37,000 (4.7%) lower than in the prior thirteen week period.

The effective income tax rate was 38.0% in the second thirteen weeks of fiscal 1997, consistent with the prior fiscal year and the prior thirteen week period.

Cash and cash equivalents increased $4,769,000 (75%) to $11,112,000 during the first twenty-six weeks of the 1997 fiscal year. The principal items favorably affecting the $6,958,000 net cash provided by operating activities were net income of $2,713,000 and depreciation of $1,529,000. Also contributing to these increases were net cash inflows resulting from accounts receivable and inventory reductions of $1,093,000 and $1,028,000, respectively.

Cash used in investing activities for the first twenty-six weeks of 1997 consisted of $1,062,000 in additions to property, plant and equipment. This amount reflects the Company's continued investment in manufacturing facilities and transportation equipment.

Cash used for financing activities consists of cash dividends, paid at the quarterly rate of 6 cents per share, in the total amount of $1,128,000 in the first twenty-six weeks of 1997 and 1996.

The Company remained free of interest bearing debt during the first twenty-six weeks of 1997. The Company's revolving line of credit with Bank of America expires April 30, 1999 and provides for borrowings up to $2,000,000. The Company has not borrowed under the line for more than ten consecutive years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Part II. Other Information

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on Wednesday, March 12, 1997 at the Holiday Inn, 222 W. Houston Avenue, Fullerton, California at 10:00 a.m. Shareholders representing 8,899,941 or 95% of the 9,396,933 shares entitled to vote were present in person or by proxy, with 39,000 broker non-votes. The following persons were nominated and elected directors, with votes for or withheld from specific nominees for directors as indicated:



Director                           For             Withheld
Hugh Wm. Bridgford               8,899,577            364
Allan L. Bridgford               8,899,577            364
Robert E. Schulze                8,899,377            564
Paul A. Gilbert                  8,890,947          8,994
John W. McNevin                  8,887,155         12,786
Steven H. Price                  8,888,255         11,686
Norman V. Wagner II              8,886,447         13,494
Paul R. Zippwald                 8,888,917         11,024

Votes cast for the reappointment of Price Waterhouse LLP as the independent public accountants for the Company for 1997 were 8,891,895 FOR, 1000 AGAINST and 7,046 ABSTAIN.

Item 6.

Exhibits and Reports on Form 8-K

(a) Exhibits:

27 - Financial Data Schedule for the 26 weeks ended May 2,
1997, submitted to the Securities and Exchange Commission in electronic format (for SEC information only)

(b) - Reports on Form 8-K

No Report on Form 8-K has been filed during the quarter for which this report is filed.