Form 10-Q
period 1997-08-01
BRIDGFORD FOODS CORP
filed 1997-09-12
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q
                                   (Mark one)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM

                     COMMISSION FILE NUMBER          0-2396


                          BRIDGFORD FOODS CORPORATION
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           CALIFORNIA                                     95-1778176
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      identification number)


                     1308 N. PATT STREET, ANAHEIM, CA 92801
               -------------------------------------------------
               (Address of principal executive offices-Zip code)

                                  714-526-5533
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X] No[ ]

          As of September 12, 1997 the registrant had 9,396,933 shares of common stock outstanding.


                   Number of pages in this Form 10-Q    8

(end of cover page)




                                                              Page 1 of 8 pages

                          BRIDGFORD FOODS CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                                      INDEX


Part I.  Financial Information                                                     Page

  Item 1.  Financial Statements

           a. Consolidated Balance Sheets                                            3

           b. Consolidated Statements of Income                                      4

           b. Consolidated Statements of Shareholders' Equity                        4

           c. Consolidated Statements of Cash Flows                                  5

           d. Notes to Consolidated Financial Statements                             6

  Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                              7-8




Part II   Other Information

Items 1-5 have been omitted because they are not applicable with respect to the current reporting period

  Item 6.  Exhibits and Reports on Form 8-K                                          8


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BRIDGFORD FOODS CORPORATION
                                           ---------------------------
                                                   (Registrant)



                                           By: /s/     Robert E. Schulze
                                               -------------------------------
Date: September 12, 1997                       R. E. Schulze, President
                                               and Principal Financial Officer









                                                           Page 2 of 8 pages

Item 1.a.


                          BRIDGFORD FOODS CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                    AUGUST 1     NOVEMBER 1
                                                      1997          1996
                                                  (UNAUDITED)     (AUDITED)
                                                  -----------    -----------
                                     ASSETS

Current assets:
   Cash and cash equivalents                      $12,201,717    $ 6,343,022
   Accounts receivable, less allowance
     for doubtful accounts of $558,712
     and $503,584                                   9,230,146     10,007,141
   Inventories (Note 2)                            15,236,357     15,603,912
   Prepaid expenses and other                       8,279,418      8,469,349
                                                  -----------    -----------
         Total current assets                      44,947,638     40,423,424

Property, plant and equipment, less
  accumulated depreciation of $24,897,723
  and $22,637,673                                  17,006,875     17,854,524
                                                  -----------    -----------
                                                  $61,954,513    $58,277,948
                                                  ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $ 3,988,041    $ 4,464,855
   Accrued payroll and other expenses              14,849,142     13,444,084
   Income taxes payable                               146,787        113,318
                                                  -----------    -----------
         Total current liabilities                 18,983,970     18,022,257
                                                  -----------    -----------

Shareholders'equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 9,396,933 shares      9,453,816      9,453,816

   Capital in excess of par value                   3,024,881      3,024,881

   Retained earnings                               30,491,846     27,776,994
                                                  -----------    -----------
                                                   42,970,543     40,255,691
                                                  -----------    -----------
                                                  $61,954,513    $58,277,948
                                                  ===========    ===========




                                                         Page 3 of 8 pages

Item 1.b.



                          BRIDGFORD FOODS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                      13 WEEKS ENDED                         39 WEEKS ENDED
                               ----------------------------            ----------------------------
                                 AUGUST 1        AUGUST 2               AUGUST 1          AUGUST 2
                                   1997             1996                  1997              1996
                               -----------      -----------            -----------      -----------
Net sales                      $31,153,002      $28,397,951            $93,465,103      $87,535,201
                               -----------      -----------            -----------      -----------
Cost of products sold,
  excluding depreciation        19,111,815       17,681,987             58,798,993       56,537,918
Selling, general and
  administrative expenses        8,580,686        7,677,801             25,299,760       22,790,825
Depreciation                       730,693          734,732              2,260,050        2,091,375
                               -----------      -----------            -----------      -----------
                                28,423,194       26,094,520             86,358,803       81,420,118
                               -----------      -----------            -----------      -----------

Income before taxes              2,729,808        2,303,431              7,106,300        6,115,083

Income tax provision             1,037,000          876,000              2,700,000        2,324,000
                               -----------      -----------            -----------      -----------
Net income                     $ 1,692,808      $ 1,427,431            $ 4,406,300      $ 3,791,083
                               ===========      ===========            ===========      ===========
Net income
  per share (Note 3)           $      0.18      $      0.15            $      0.47      $      0.40

Cash dividends paid
  per share (Note 3)           $      0.06      $      0.06            $      0.18      $      0.18



                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                  (UNAUDITED)


                                                          Capital
                               Common Stock              in excess         Retained
                          Shares           Amount          of par          Earnings
                        ----------      ------------     ----------      -----------
November 3, 1995         9,396,933       $9,453,816      $3,024,881      $24,380,875
  Net income                                                               3,791,083
  Cash dividends
  ($.18 per share)                                                        (1,691,448)
                        ----------       ----------      ----------      -----------
August 2, 1996           9,396,933       $9,453,816      $3,024,881      $26,480,510
                        ==========       ==========      ==========      ===========

November 1, 1996         9,396,933       $9,453,816      $3,024,881      $27,776,994
  Net income                                                               4,406,300
  Cash dividends
  ($.18 per share)                                                        (1,691,448)
                        ----------       ----------      ----------      -----------
August 1, 1997           9,396,933       $9,453,816      $3,024,881      $30,491,846
                        ==========       ==========      ==========      ===========





                                                            Page 4 of 8 pages

Item 1.c.



                          BRIDGFORD FOODS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                  39 WEEKS ENDED
                                                          ------------------------------
                                                            AUGUST 1           AUGUST 2
                                                              1997               1996
                                                           -----------       -----------
Cash flows from operating activities:

  Net income                                              $  4,406,300       $ 3,791,083

  Income charges not affecting cash:
    Depreciation                                             2,260,050         2,091,375
    Provision for losses on accounts receivable                 93,113            83,363

Effect on cash of changes in assets and liabilities:
    Accounts receivable                                        683,882           889,969
    Inventories                                                367,555        (1,586,895)
    Prepaid expenses and other                                 189,931          (725,644)
    Accounts payable and accrued expenses                      928,244           197,173
    Income taxes payable                                        33,469            81,574
                                                          ------------       -----------

       Net cash provided by operating activities             8,962,544         4,821,998

Cash used in investing activities:
     Additions to property, plant and equipment             (1,412,401)       (5,570,453)

Cash used for financing activities:
     Cash dividends paid                                    (1,691,448)       (1,691,448)
                                                          ------------       -----------

Net increase (decrease) in cash and cash equivalents         5,858,695        (2,439,903)

Cash and cash equivalents at beginning of period             6,343,022         7,366,362
                                                          ------------       -----------

Cash and cash equivalents at end of period                $ 12,201,717       $ 4,926,459
                                                          ============       ===========

Cash paid for income taxes                                $  2,943,000       $ 3,096,000
                                                          ============       ===========








                                                              Page 5 of 8 pages

Item 1.d.


                          BRIDGFORD FOODS CORPORATION



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - General Comments

     The consolidated financial statements of the Company for the thirty-nine weeks ended August 1, 1997 have been prepared in conformity with the accounting principles described in the 1996 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 1996 Annual Report to Shareholders. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the 52 weeks of the fiscal year.

Note 2 - Inventories

          Inventories are comprised as follows at the respective periods:

                         AUGUST 1        NOVEMBER 1
                           1997             1996
                       -----------      -----------
Meat, ingredients
  and supplies         $ 5,096,206      $ 4,319,692
Work in progress         1,775,017        1,501,220
Finished goods           8,365,134        9,783,000
                       -----------      -----------
                       $15,236,357      $15,603,912
                       ===========      ===========


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

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's operating results are heavily dependent upon the prices paid for raw materials. The marketing of the Company's value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Higher flour and pork prices were experienced during fiscal 1996. The cost of flour has declined compared to fiscal year 1996 while pork prices have remained at historically high levels during the first 39 weeks of fiscal year 1997.

Sales in the third thirteen week period ended August 1,1997 increased by $2,755,000 (9.7%) to $31,153,000 compared to the same period last year. Sales for the third thirteen week period increased $510,000 (1.7%) compared to the previous period ended May 2,1997. The sales increase compared to the third quarter of 1996 relates to higher unit sales volume, changes in product mix and increased selling prices. The sales increase from the prior fiscal quarter relates to higher unit sales volume and changes in product mix. Sales for the first thirty-nine weeks of 1997 increased $5,930,000 (6.8%) to $93,465,000 compared to the same period last year. The increase in sales primarily relates to higher sales volume and to increased selling prices with selling prices accounting for about 2% of the sales increase.

Cost of products sold increased by $1,430,000 (8.1%) in the third quarter of the 1997 fiscal year to $19,112,000 compared to the same period in 1996 due primarily to higher unit sales volume and changes in product mix. Compared to the prior quarter, cost of products sold increased $178,000 (.9%) as a result of higher unit sales volume and changes in product mix. Lower flour costs, higher selling prices and lower manufacturing overhead favorably affected operating margins in the first 39 weeks of fiscal year 1997.

Selling, general and administrative expenses increased by $903,000 (11.8%) to $8,581,000 in the third quarter of 1997 compared to the same period last year. The increase primarily relates to higher sales volume, salaries and advertising costs compared to the prior year. Compared to the prior quarter, selling, general and administrative expenses increased by $254,000 (3.1%). This increase relates to higher sales volume, salaries and advertising costs incurred during the third quarter of the fiscal year 1997 compared to the prior fiscal quarter.

                                                            Page 7 of 8 pages

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Depreciation expense decreased slightly (.6%) compared to the same period in 1996. The slight decrease in depreciation is related primarily to significantly lower capital expenditure activity in fiscal year 1997 compared to prior years.

The effective income tax rate was 38.0% in the third quarter of fiscal 1997, consistent with the prior fiscal year and the prior quarter.

Cash and cash equivalents increased $5,859,000 (92.4%) to $12,202,000 during the first thirty-nine weeks of the 1997 fiscal year. The principal items favorably affecting the $8,963,000 net cash provided by operating activities were net income of $4,406,000, depreciation of $2,260,000 and increases in accrued expenses of $1,405,000.

Cash used in investing activities for the first thirty-nine weeks of 1997 consisted of $1,412,000 in additions to property, plant and equipment. This amount reflects the Company's continued modernization of manufacturing facilities and investment in transportation equipment.

Cash used for financing activities consists of cash dividends, paid at the quarterly rate of 6 cents per share, in the total amount of $1,691,000 in the first thirty-nine weeks of 1997 and 1996.

The Company remained free of interest bearing debt during the first thirty-nine weeks of 1997. The Company's revolving line of credit with Bank of America expires April 30, 1999 and provides for borrowings up to $2,000,000. The Company has not borrowed under the line for more than ten consecutive years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Item 6.

Exhibits and Reports on Form 8-K
(a) Exhibits:

27 - Financial Data Schedule for the 39 weeks ended August 1,1997 submitted to the Securities and Exchange Commission in electronic format (for SEC information only)

(b) - Reports on Form 8-K

No Report on Form 8-K has been filed during the quarter for which this report is filed.







                                                            Page 8 of 8 pages