Form 10-K405
period 1997-10-31
BRIDGFORD FOODS CORP
filed 1998-01-28
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission file number: 0-2396

                           BRIDGFORD FOODS CORPORATION
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

        California                                             95-1778176
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

1308 North Patt Street, Anaheim, California                        92801
-------------------------------------------                      ----------
 (Address of principal executive offices)                        (Zip code)

                                 (714) 526-5533
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO
                                       -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
form 10-K.    X
            -----

The aggregate market value of voting stock held by non-affiliates of the registrant on January 12, 1998 was $48,045,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,336,415 shares of Common Stock, par value of $1.00 per share, as of January 12, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

Items 5, 6, 7 and 8 of Part II are incorporated by reference from the registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1997. Items 10, 11, 12 and 13 of Part III are incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held March 11, 1998.

                                     PART I
                                     ------

ITEM 1.                             BUSINESS

         Background of Business
         ----------------------

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

         Description of Business
         -----------------------

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


                                                                 1997        1996        1995
                                                                 ----        ----        ----
Products manufactured or processed by the Company                  82%         83%         85%
Items manufactured or processed by third parties for
distribution                                                       18%         17%         15%
                                                                 ----        ----        ----
                                                                  100%        100%        100%
                                                                 ====        ====        ====

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

         The Company has two classes of similar food products, each of which has accounted for 10% or more of consolidated sales in the prior three fiscal years listed below. The following table shows sales, as a percentage of consolidated sales, for each of these two classes of similar products for each of the last three fiscal years:



                                                             1997         1996         1995
                                                             ----         ----         ----
         Frozen Food Products                                  44%          44%          46%

         Refrigerated and Snack Food Products                  56%          56%          54%
                                                             ----         ----         ----
                                                              100%         100%         100%
                                                             ====         ====         ====



         To date, federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, have not had a material effect on the Company's business.

         Product Planning and Research and Development
         ---------------------------------------------

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

         Marketing, Sales and Distribution
         ---------------------------------

         The Company markets and sells its products with its own sales force, brokers, cooperatives, wholesalers and independent distributors. Currently, products are sold by the Company's own sales force to approximately 25,200 retail food stores located in 49 states and Canada. In addition, the Company sells its products through wholesalers, cooperatives and distributors to approximately an additional 18,000 retail outlets and 19,000 restaurants and institutions.

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

         Competition
         -----------

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

         Employees
         ---------

         At the end of fiscal 1997, the Company had approximately 640 employees, approximately one-half of whose employment relationship with the Company was governed by collective bargaining agreements. These agreements currently expire between February 1998 and March 2000. The Company believes that its relationship with its employees is good. A significant agreement , which expires in February 1998, is currently being renegotiated. There are no other significant ongoing negotiations with union employees.

         Raw Materials
         -------------

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


ITEM 2.  PROPERTIES

         The Company owns its headquarters and plant located in Anaheim, California, a 100,000 square-foot processing facility located on five acres of land. The Company owns a 146,000 square-foot processing facility on 1-1/2 acres of land in Chicago, Illinois. In Dallas, Texas, facilities include a 91,000 square-foot food processing facility on 3-3/4 acres of land, a 4,000 square foot warehouse facility on 1.5 acres of land and a 28,000 square foot food processing facility on 1-3/4 acres of land. In Statesville, North Carolina, a new 42,000 square foot, state of the art frozen food plant was completed in April 1996. The foregoing plants are, in general, fully utilized by the Company for processing, warehousing, distributing and administrative purposes. In addition, the Company owns an unoccupied 2,500 square-foot warehouse on 1/3 acre of land in Modesto, California. The Company also owns 1/4 acre of land in San Diego, California. This land is currently being leased to a third party. The Company leases warehouse and/or office space in Oakland, California, Phoenix and Tucson, Arizona. The Company's properties are adequate to satisfy its foreseeable needs. Additional properties may be acquired and/or plants expanded if favorable opportunities and conditions arise.

ITEM 3.  LEGAL PROCEEDINGS

         No material legal proceeding was pending at October 31, 1997 against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's shareholders during the fourth quarter of the fiscal year ended October 31, 1997.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of all the executive officers of the Company as of January 1, 1998 are listed below. All executive officers are full-time employees of the Company. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders.

Name                     Age     Position(s) with the Company
----                     ---     ----------------------------
Allan L. Bridgford       62      Chairman and member of the Executive Committee

Robert E. Schulze        63      President and member of the Executive Committee

Hugh Wm. Bridgford       66      Vice President and Chairman of the Executive
                                 Committee

Salvatore F. DeGeorge    66      Senior Vice President

Lawrence D. English      66      Vice President

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

         The Company's Common Stock, par value $1.00 per share (the "Common Stock"), is traded in the over-the-counter market and prices are quoted on The Nasdaq National Market under the symbol "BRID." As of January 1, 1998, there were 566 holders of record of the Company's Common Stock. The market price and dividend information with respect to the Company's Common Stock are set forth on the inside cover of the Company's 1997 Annual Report to Shareholders incorporated herein by reference. Future dividends will be dependent upon future earnings, financial requirements and other factors.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth on page 4 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth on pages 4 and 5 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information set forth on pages 6 through 11 of the Company's 1997 Annual Report to Shareholders in the sections thereof entitled "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information set forth in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders to be held on March 11, 1998 is incorporated herein by reference. Information concerning the executive officers of the Company is set forth in Part I hereof under the heading "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

         Information set forth in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders to be held on March 11, 1998 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information set forth in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders to be held on March 11, 1998 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information set forth in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders to be held on March 11, 1998 is incorporated herein by reference.

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

         (b) Report on Form 8-K. The Company did not file a Current Report on Form 8-K during the quarter ended October 31, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BRIDGFORD FOODS CORPORATION

                                        By:  /s/ Allan L. Bridgford
                                             ----------------------------------
                                             Allan L. Bridgford, Chairman

                                             Date:  January 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                        Title                           Date
       ---------                        -----                           ----
  /s/ Allan L. Bridgford               Chairman                    January 23, 1998
  -------------------------
  Allan L. Bridgford

  /s/ Robert E. Schulze                President                   January 23, 1998
  -------------------------
  Robert E. Schulze

  /s/ Hugh Wm. Bridgford               Vice President              January 23, 1998
  -------------------------
  Hugh Wm. Bridgford

  /s/ Paul A. Gilbert                  Director                    January 23, 1998
  -------------------------
  Paul A. Gilbert

  /s/ John W. McNevin                  Director                    January 23, 1998
  -------------------------
  John W. McNevin

  /s/ Steven H. Price                  Director                    January 23, 1998
  -------------------------
  Steven H. Price

  /s/ Norman V. Wagner II              Director                    January 23, 1998
  -------------------------
  Norman V. Wagner II

  /s/ Paul R. Zippwald                 Director                    January 23, 1998
  -------------------------
  Paul R. Zippwald


                           BRIDGFORD FOODS CORPORATION
                           ---------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


         The consolidated financial statements of the Registrant and its subsidiaries, including the report thereon of Price Waterhouse LLP dated December 19, 1997, appearing on pages 6 through 11 of the accompanying 1997 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the 1997 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K. The following Financial Statement Schedules should be read in conjunction with the financial statements in such 1997 Annual Report to Shareholders. Financial Statement Schedules not included with this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                                      Page
                                                                      ----
Report of Independent Accountants on Financial
  Statement Schedules                                                  F-1

Financial Statement Schedules for the three years ended October 31, 1997:

    Schedule VIII - Valuation and Qualifying Accounts
    Accounts                                                           F-2

    Schedule X - Supplementary Income Statement Information            F-3

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                      ------------------------------------

                          FINANCIAL STATEMENT SCHEDULES
                          -----------------------------

                                       F-1



To the Board of Directors of
  Bridgford Foods Corporation

Our audits of the consolidated financial statements referred to in our report dated December 19, 1997 appearing on page 11 of the 1997 Annual Report to Shareholders of Bridgford Foods Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/Price Waterhouse LLP
Costa Mesa, California
December 19, 1997

                           BRIDGFORD FOODS CORPORATION
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                                       F-2



                                                    Provision for           Accounts          Balance at
                               Balance at             losses on            written off           close
                               beginning              Accounts                less                of
                               of period             Receivable            Recoveries           period
                               ----------           -------------          -----------        -----------

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
                                ========               ========              ========            ========

                                                          October 31, 1997
                                                          ----------------

Allowance for
doubtful
accounts                        $503,585               $149,150               $75,579            $577,156
                                ========               ========               =======            ========


                           BRIDGFORD FOODS CORPORATION
                                  SCHEDULE VIII
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   ------------------------------------------
                                       F-3



                               Fiscal Years Ended
                               ------------------




                               October 31,               November 1,             November 3,
                                  1997                      1996                    1995
                                  ----                      ----                    ----
Maintenance
and repairs                    $3,271,143                 $3,220,610                $3,170,683
                               ==========                 ==========                ==========


Advertising
costs                          $7,491,989                 $6,184,915                $5,530,868
                               ==========                 ==========                ==========


Taxes other than payroll and income taxes, are less than 1% of total sales as reported in the related income statements.

                           BRIDGFORD FOODS CORPORATION

                                INDEX TO EXHIBITS
                                -----------------


Exhibit
  No.                                                                                                          Page No.
-------                                                                                                        --------
3.1    Articles of Incorporation (filed as Exhibit 1 to Form 10 and incorporated herein by reference).           NA

3.2    Amendment to Articles of Incorporation dated June 24, 1954 (filed as Exhibit 1-a to Form 10 and           NA
       incorporated herein by reference).

3.3    Amendment to Articles of Incorporation dated September 30, 1955 (filed as Exhibit 1-c to Form 10          NA
       and incorporated herein by reference).

3.4    Amendment to Articles of Incorporation dated April 3, 1963 (filed as Exhibit 1-c to Form 10 and           NA
       incorporated herein by reference).

3.5    Restated Articles of Incorporation, dated December 29, 1989 (filed as                                     NA
       Exhibit 3.5 to Form 10 on January 28, 1993 and incorporated herein by reference).

3.6    Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10 on           NA
       January 28, 1993 and incorporated herein by reference).

3.7    By-laws, as amended (filed as Exhibit 2 to Form 10 and incorporated herein by reference).                 NA

10.1   Bridgford Foods Corporation Defined Benefit Pension Plan (filed as
       Exhibit NA 10.1 to Form 10 on January 28, 1993 and incorporated herein by reference).

10.2   Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to Form         NA
       10 January 28, 1993 and incorporated herein by reference).

10.3   Bridgford Foods Corporation Deferred Compensation Savings Plan. (filed as Exhibit 10.3 to Form 10         NA
       January 28, 1993 and incorporated herein by reference).

13.1   1997 Annual Report to Shareholders.                                                                       --

22.1   Subsidiaries of the Registrant.                                                                           15

27.1 Financial Data Schedule for the fiscal year ended October 31, 1997 submitted to the Securities Exchange Commission in electronic format (for
       SEC information only).
