Form 10-Q
period 1998-01-30
BRIDGFORD FOODS CORP
filed 1998-03-13
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         FOR THE TRANSITION PERIOD FROM


          COMMISSION FILE NUMBER                               0-2396


                           BRIDGFORD FOODS CORPORATION
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


        CALIFORNIA                                         95-1778176
        ----------                                         ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       identification number)


                     1308 N. PATT STREET, ANAHEIM, CA 92801
                     --------------------------------------
                (Address of principal executive offices-Zip code)


                                  714-526-5533
                                  ------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

As of March 11, 1998 the registrant had 10,336,415 shares of common stock outstanding.


                  Number of pages in this Form 10-Q      8





(end of cover page)                                            Page 1 of 8 pages

                           BRIDGFORD FOODS CORPORATION
                           ---------------------------
                           FORM 10-Q QUARTERLY REPORT
                           --------------------------
                                      INDEX
                                      -----

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

                                       BRIDGFORD FOODS CORPORATION
                                       ---------------------------
                                               (Registrant)



                                       By: /s/ Robert E. Schulze
                                           ----------------------------------
March 13, 1998                             R. E. Schulze, President,
Date                                       Principal Financial Officer



                                                               Page 2 of 8 pages

Item 1.a.

                          BRIDGFORD FOODS CORPORATION
                          ---------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                  JANUARY 30             OCTOBER 31
                                                                    1998                    1997
                                                                 (UNAUDITED)              (AUDITED)
                                                                 -----------            ------------
                                        ASSETS
                                        ------
Current assets:

   Cash and cash equivalents                                     $18,034,371            $12,377,932
   Accounts receivable, less allowance
     for doubtful accounts of $566,395
     and $577,156                                                  9,124,687             11,374,263
   Inventories (Note 2)                                           12,585,216             15,556,750
   Prepaid expenses and other                                      2,059,134              1,827,841
                                                                 -----------            -----------

        Total current assets                                      41,803,408             41,136,786

Property, plant and equipment,
  less accumulated depreciation of $26,222,223
  and $25,432,473                                                 16,269,450             16,853,248

Other non-current assets                                           7,652,614              7,673,858
                                                                 -----------            -----------
                                                                 $65,725,472            $65,663,892
                                                                 ===========            ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:

   Accounts payable                                              $ 3,630,454            $ 5,343,687
   Accrued payroll and other expenses                              6,762,737              5,927,156
   Income taxes payable                                              515,857                183,857
                                                                 -----------            -----------

        Total current liabilities                                 10,909,048             11,454,700
                                                                 -----------            -----------

Non-current liabilities                                            9,146,188              9,603,410
                                                                 -----------            -----------

Shareholders' equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 10,336,415 shares                   10,393,298             10,393,298

   Capital in excess of par value                                 13,946,359             13,946,359

   Retained earnings                                              21,330,579             20,266,125
                                                                 -----------            -----------
                                                                  45,670,236             44,605,782
                                                                 -----------            -----------
                                                                 $65,725,472            $65,663,892
                                                                 ===========            ===========





                                                               Page 3 of 8 pages

Item 1.b.
                           BRIDGFORD FOODS CORPORATION
                           ---------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)


                                                              13 WEEKS ENDED
                                                     ----------------------------------
                                                      JANUARY 30             JANUARY 31
                                                        1998                    1997
                                                     -----------            -----------
Net sales                                            $35,475,404            $31,669,311
                                                     -----------            -----------
Cost of products sold,
  excluding depreciation                              22,208,832             20,753,461
Selling, general and
  administrative expenses                              9,753,961              8,392,482
Depreciation                                             789,750                783,250
                                                     -----------            -----------
                                                      32,752,542             29,929,193
                                                     -----------            -----------

Income before taxes                                    2,722,862              1,740,118

Income tax provision                                   1,035,000                661,000
                                                     -----------            -----------

Net income                                           $ 1,687,862            $ 1,079,118
                                                     ===========            ===========

Basic earnings per share (Note 3)                          $0.16                  $0.10
                                                     ===========            ===========

Cash dividends paid per share (Note 3)                     $0.06                 $0.055
                                                     ===========            ===========




                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                 -----------------------------------------------
                                   (UNAUDITED)


                                                                           Capital
                                            Common Stock                   in excess          Retained
                                       Shares           Amount              of par            earnings
                                    ----------       -----------         -----------        -----------
November 1, 1996                     9,396,933       $ 9,453,816         $ 3,024,881        $27,776,994
  Net income                                                                                  1,079,118
  Cash dividends (Note 3)
  ($.055 per share)                                                                            (563,816)
                                    ----------       -----------         -----------        -----------
January 31, 1997                     9,396,933       $ 9,453,816         $ 3,024,881        $28,292,296
                                    ==========       ===========         ===========        ===========

October 31, 1997                    10,336,415       $10,393,298         $13,946,359        $20,266,125
  Net income                                                                                  1,687,862
  Cash dividends
  ($.06 per share)                                                                             (623,409)
                                    ----------       -----------         -----------        -----------
January 30, 1998                    10,336,415       $10,393,298         $13,946,359        $21,330,579
                                    ==========       ===========         ===========        ===========





                                                               Page 4 of 8 pages

Item 1.c.

                           BRIDGFORD FOODS CORPORATION
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                   13 WEEKS ENDED
                                                         ----------------------------------
                                                          JANUARY 30             JANUARY 31
                                                             1998                   1997
                                                         -----------            -----------

Cash flows from operating activities:

  Net income                                             $ 1,687,862            $ 1,079,118

  Income charges not affecting cash:
    Depreciation                                             789,750                783,250
    Provision for losses on accounts receivable               31,038                 31,038

Effect on cash of changes in assets and liabilities:
    Accounts receivable                                    2,218,538              1,412,101
    Inventories                                            2,971,534              3,714,289
    Prepaid expenses and other                              (231,293)              (232,952)
    Other non-current assets                                  21,244                 89,790
    Accounts payable and accrued expenses                   (877,652)              (213,254)
    Income taxes payable                                     332,000                (8,531)
    Non-current liabilities                                 (457,222)              (571,815)
                                                         -----------            -----------

       Net cash provided by operating activities           6,485,799              6,083,034
                                                         -----------            -----------

Cash used in investing activities:
     Additions to property, plant and equipment             (205,951)              (641,963)
                                                         -----------            -----------

Cash used for financing activities:
     Cash dividends paid                                    (623,409)              (563,816)
                                                         -----------            -----------

Net increase in cash and cash equivalents                  5,656,439              4,877,255

Cash and cash equivalents at beginning of period          12,377,932              6,343,022
                                                         -----------            -----------

Cash and cash equivalents at end of period               $18,034,371            $11,220,277
                                                         ===========            ===========

Cash paid for income taxes                               $ 1,077,000            $   816,000
                                                         ===========            ===========



                                                               Page 5 of 8 pages

Item 1.d.
                           BRIDGFORD FOODS CORPORATION
                           ---------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 1 - General Comments
-------------------------

         The consolidated financial statements of the Company for the thirteen weeks ended January 30, 1998 have been prepared in conformity with the accounting principles described in the 1997 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 1997 Annual Report to Shareholders. Certain reclassifications have been made in prior years to conform to the current year presentation.

Note 2 - Inventories
--------------------

         Inventories are comprised as follows at the respective periods:


                                      JANUARY 30            OCTOBER 31
                                         1998                  1997
                                     -----------           -----------
        Meat, ingredients and
        supplies                     $ 4,526,991           $ 4,452,750
        Work in progress               1,500,225             1,357,000
        Finished goods                 6,558,000             9,747,000
                                     -----------           -----------
                                     $12,585,216           $15,556,750
                                     ===========           ===========


Note 3 - Common Stock and Per Share Data
----------------------------------------

         The weighted average shares used for computing basic earnings per share in the accompanying statements of income were 10,336,415 for all periods presented. Per share computations in fiscal year 1997 were recalculated to give effect to a 10% stock dividend declared November 10, 1997.




                                                               Page 6 of 8 pages

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company's operating results are heavily dependent upon the prices paid for raw materials. The marketing of the company's value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Costs for pork commodity products declined significantly in the first quarter.

Sales increased by $3,806,000 (12.0%) to $35,475,000 in the first thirteen weeks of the 1998 fiscal year compared to the same period last year. Sales for the first thirteen weeks increased $1,081,000 (3.1%) compared to the previous thirteen week period ended October 31,1997. The sales increase compared to the first quarter of 1997 relates to higher unit sales volume and changes in product mix. The sales increase from the prior fiscal quarter relates to changes in product mix and seasonal characteristics.

Cost of products sold increased by $1,455,000 (7.0%) in the first thirteen weeks of the 1998 fiscal year to $22,209,000 compared to the same period in 1997 due primarily to higher unit sales volume and changes in product mix. Compared to the prior thirteen-week period, cost of products sold increased $386,000 (1.8%) due to higher unit sales volume and changes in product mix. The increase in cost of sales did not correspond to the sales increase primarily as a result of lower pork commodity costs in the first quarter of fiscal year 1998.

Selling, general and administrative expenses increased by $1,361,000 (16.2%) to $9,754,000 in the first thirteen weeks of 1998 compared to the same period last year. The increase primarily relates to higher sales volume compared to the prior year. Compared to the prior thirteen-week period, selling, general and administrative expenses increased by $1,420,000 (17.1%), as a result of increased sales, higher advertising, payroll costs and seasonal characteristics.


                                                               Page 7 of 8 pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation expense increased by $6,500 (.8%) in the first thirteen weeks of the 1998 fiscal year compared to the same period in 1997. Depreciation expense was $99,000 (14.4%) higher than in the prior thirteen-week period.

The effective income tax rate was 38.0% in the first thirteen weeks of fiscal 1998, consistent with the prior fiscal year and the prior thirteen-week period.

Cash and cash equivalents increased $5,656,000 (45.7%) to $18,034,000 during the first thirteen weeks of the 1998 fiscal year. The principal items affecting the $6,486,000 net cash provided by operating activities were net income of $1,688,000 and accounts receivable and inventory reductions of $2,219,000 and $2,972,000, respectively.

Cash used in investing activities for the first thirteen weeks of fiscal 1998 consisted of $206,000 in additions to property, plant and equipment. This amount reflects the Company's continued investment in manufacturing and transportation equipment. Capital expenditures were reduced compared to prior quarters due to the completion of significant construction projects.

Cash used for financing activities consists of cash dividends in the amount of $623,000 and $564,000 in the first thirteen weeks of fiscal years 1998 and 1997, respectively.

The Company remained free of interest bearing debt during the first thirteen weeks of 1998. The Company's revolving line of credit with Bank of America expires April 30, 1999 and provides for borrowings up to $2,000,000. The Company has not borrowed under the line for more than eleven consecutive years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Item 6.
Exhibits and Reports on Form 8-K

(a) Exhibits:

27 - Financial Data Schedule for the 13 weeks ended January 30, 1998, submitted to the Securities and Exchange Commission in Electronic format (for SEC information only)

(b) - Reports on Form 8-K

No Report on Form 8-K has been filed during the quarter for which this report is filed.

                                                               Page 8 of 8 pages