Form 10-Q
period 1998-05-01
BRIDGFORD FOODS CORP
filed 1998-06-12
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 1, 1998

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

As of June 12, 1998 the registrant had 10,336,415 shares of common stock outstanding.


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

          d. Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Items 1-3 and item 5 have been omitted because they are not applicable with respect to the current reporting period.

Item 6. Exhibits and Reports on Form 8-K


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the the undersigned thereunto duly authorized.

                                          BRIDGFORD FOODS CORPORATION
                                          ---------------------------
                                                 (Registrant)



                                          By: /s/     Robert E. Schulze
June 12, 1998                                 ----------------------------------
                                              R. E. Schulze, President,
                                              Principal Financial Officer


                                                               Page 2 of 8 pages

Item 1. a.

                           BRIDGFORD FOODS CORPORATION
                           ---------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                      MAY 1                OCTOBER 31
                                                                                       1998                   1997
                                                                                   (UNAUDITED)              (AUDITED)
                                                                                   -----------              ---------
                                     ASSETS
                                     ------

Current assets:

   Cash and cash equivalents                                                           $19,761,553            $12,377,932
   Accounts receivable, less allowance
     for doubtful accounts of $568,568
     and $577,156                                                                        8,477,088             11,374,263
   Inventories (Note 2)                                                                 14,437,914             15,556,750
   Prepaid expenses and other                                                            1,769,273              1,827,841
                                                                                -------------------     ------------------

        Total current assets                                                            44,445,828             41,136,786

Property, plant and equipment, less
  accumulated depreciation of $27,011,973
  and $25,432,473                                                                       15,782,168             16,853,248

Other non-current assets                                                                 7,855,724              7,673,858
                                                                                -------------------     ------------------
                                                                                       $68,083,720            $65,663,892
                                                                                ===================     ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:

   Accounts payable                                                                     $3,077,231             $5,343,687
   Accrued payroll and other expenses                                                    7,208,998              5,927,156
   Income taxes payable                                                                    715,857                183,857
                                                                                -------------------     ------------------

        Total current liabilities                                                       11,002,086             11,454,700
                                                                                -------------------     ------------------

Non-current liabilities                                                                  9,680,688              9,603,410
                                                                                -------------------     ------------------

Shareholders'equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 10,336,415 shares                                         10,393,298             10,393,298

   Capital in excess of par value                                                       13,946,359             13,946,359

   Retained earnings                                                                    23,061,289             20,266,125
                                                                                -------------------     ------------------
                                                                                        47,400,946             44,605,782
                                                                                -------------------     ------------------
                                                                                       $68,083,720            $65,663,892
                                                                                ===================     ==================



                                                               Page 3 of 8 pages

Item 1. b.

                           BRIDGFORD FOODS CORPORATION
                           ---------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)

                                                 13 WEEKS ENDED                              26 WEEKS ENDED
                                                 --------------                              --------------
                                        MAY 1                  MAY 2                  MAY 1                   MAY 2
                                        1998                   1997                   1998                    1997
                                        -----                  -----                  -----                   ----
Net sales                              $ 32,343,133           $ 30,642,790             $67,818,537            $62,312,101
                                  ------------------     ------------------     -------------------     ------------------
Cost of products sold,
  excluding depreciation                 18,515,365             18,933,718              40,724,197             39,687,179
Selling, general and
  administrative expenses                 9,246,123              8,326,592              19,000,084             16,719,074
Depreciation                                789,750                746,107               1,579,500              1,529,357
                                  ------------------     ------------------     -------------------     ------------------
                                         28,551,239             28,006,417              61,303,781             57,935,610
                                  ------------------     ------------------     -------------------     ------------------

Income before taxes                       3,791,895              2,636,373               6,514,757              4,376,491

Income tax provision                      1,441,000              1,002,000               2,476,000              1,663,000
                                  ------------------     ------------------     -------------------     ------------------

Net income                              $ 2,350,895            $ 1,634,373              $4,038,757             $2,713,491
                                  ==================     ==================     ===================     ==================

Basic earnings
  per share (Note 3)                          $0.23                  $0.16                   $0.39                  $0.26
                                  ==================     ==================     ===================     ==================

Cash dividends paid
  per share (Note 3)                          $0.06                  $0.055                  $0.12                  $0.109
                                  ==================     ==================     ===================     ==================

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                                     Capital
                                                   Common Stock                     in excess               Retained
                                       Shares                 Amount                  of par                earnings
                                       ------                 ------                  ------                --------
November 1, 1996                          9,396,933             $9,453,816              $3,024,881            $27,776,994
  Net income                                                                                                    2,713,491
  Cash dividends (Note 3)
  ($.109 per share)                                                                                            (1,127,632)
                                  ------------------     ------------------     -------------------     ------------------
May 2, 1997                               9,396,933             $9,453,816              $3,024,881            $29,362,853
                                  ==================     ==================     ===================     ==================

October 31, 1997                         10,336,415            $10,393,298             $13,946,359            $20,266,125
  Net income                                                                                                    4,038,757
  Cash dividends
  ($.12 per share)                                                                                             (1,243,593)
                                  ------------------     ------------------     -------------------     ------------------
May 1, 1998                              10,336,415            $10,393,298             $13,946,359            $23,061,289
                                  ==================     ==================     ===================     ==================



                                                               Page 4 of 8 pages

Item 1.c.

                           BRIDGFORD FOODS CORPORATION
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                                             26 WEEKS ENDED
                                                                                             --------------
                                                                                      MAY 1                   MAY 2
                                                                                       1998                   1997
                                                                                       ----                   ----
Cash flows from operating activities:

  Net income                                                                            $4,038,757             $2,713,491

  Income charges not affecting cash:
    Depreciation                                                                         1,579,500              1,529,357
    Provision for losses on accounts receivable                                             62,075                 62,075

Effect on cash of changes in assets and liabilities:
    Accounts receivable                                                                  2,835,100              1,092,940
    Inventories                                                                          1,118,836              1,027,810
    Prepaid expenses and other                                                              58,568                901,891
    Other non-current assets                                                              (181,866)              (768,007)
    Accounts payable and accrued expenses                                                 (984,614)               (34,127)
    Income taxes payable                                                                   532,000                (76,531)
    Non-current liabilities                                                                 77,278                509,407
                                                                                -------------------     ------------------

       Net cash provided by operating activities                                         9,135,634              6,958,306
                                                                                -------------------     ------------------

Cash used in investing activities:
     Additions to property, plant and equipment                                           (508,420)            (1,062,070)
                                                                                -------------------     ------------------

Cash used for financing activities:
     Cash dividends paid                                                                (1,243,593)            (1,127,632)
                                                                                -------------------     ------------------

Net  increase in cash and cash equivalents                                               7,383,621              4,768,604

Cash and cash equivalents at beginning of period                                        12,377,932              6,343,022
                                                                                -------------------     ------------------

Cash and cash equivalents at end of period                                             $19,761,553            $11,111,626
                                                                                ===================     ==================

Cash paid for income taxes                                                              $2,321,000             $1,870,000
                                                                                ===================     ==================


                                                               Page 5 of 8 pages

Item 1.d.

                           BRIDGFORD FOODS CORPORATION
                           ---------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 1 - General Comments
-------------------------

        The consolidated financial statements of the Company for the twenty-six weeks ended May 1, 1998 have been prepared in conformity with the accounting principles described in the 1997 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 1997 Annual Report to Shareholders. Certain reclassifications have been made in prior years to conform to the current year presentation.

Note 2 - Inventories
--------------------

        Inventories are comprised as follows at the respective periods:

                                        MAY 1               OCTOBER 31
                                        1998                   1997
                                        ----                   ----
        Meat, ingredients
          and supplies                   $4,731,758             $4,452,750
        Work in progress                  1,777,841              1,357,000
        Finished goods                    7,928,315              9,747,000
                                  ------------------     ------------------
                                        $14,437,914            $15,556,750
                                  ==================     ==================


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company's operating results are heavily dependent upon the prices paid for raw materials. The marketing of the company's value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Costs for pork commodity products declined significantly in the first and second quarters of fiscal year 1998.

Sales increased by $1,700,000 (5.6%) to $32,343,000 in the second thirteen weeks of the 1998 fiscal year compared to the same period last year. Sales for the second thirteen weeks decreased $3,132,000 (8.8%) compared to the previous thirteen week period ended January 30,1998. The sales increase compared to the second quarter of 1997 relates to higher unit sales volume and changes in product mix. The sales decrease from the prior fiscal quarter relates to changes in product mix and seasonal characteristics. Sales for the first twenty-six weeks of 1998 increased $5,506,000 (8.8%) to $67,819,000 compared to the same period last year. The increase in sales primarily relates to higher unit sales volume.

Cost of products sold decreased by $418,000 (2.2%) in the second thirteen weeks of the 1998 fiscal year to $18,515,000 compared to the same period in 1997. Compared to the prior thirteen-week period, cost of products sold decreased $3,693,000 (16.6%). The decreases in cost of products sold did not correspond to the sales increases and decrease in the respective fiscal 1998 quarters primarily as a result of lower pork commodity costs compared to the same periods in the prior year. Cost of products sold for the first twenty-six weeks of 1998 increased $1,037,000 (2.6%) to $40,724,000. The increase in cost of products sold did not correspond to the sales increase in the first twenty-six weeks of fiscal 1998 primarily as a result of lower pork commodity costs compared to the same period in the prior year.

Selling, general and administrative expenses increased by $920,000 (11%) to $9,246,000 in the second thirteen weeks of 1998 compared to the same period last year. The increase primarily relates to higher sales volume compared to the prior year. Compared to the prior thirteen-week period, selling, general and administrative expenses decreased by $508,000 (5.2%). The increase and decrease in selling, general and administrative expenses in the respective quarters generally did not correspond to the sales increase and decrease primarily as a result of higher advertising and payroll costs. Selling, general and administrative expenses increased $2,281,000 in the first twenty-six weeks of fiscal 1998 primarily as a result of higher advertising and payroll costs.

Depreciation expense increased by $44,000 (5.9%) in the second thirteen weeks of the 1998 fiscal year compared to the same period in 1997. Depreciation expense increased by $50,000 (3.3%) in the first twenty-six weeks of the 1998 fiscal year compared to the same period in 1997.

The effective income tax rate was 38.0% in the first thirteen and twenty-six weeks of fiscal 1998, consistent with the prior year.

                                                               Page 7 of 8 pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Cash and cash equivalents increased $7,384,000 (59.7%) to $19,762,000 during the first twenty-six weeks of the 1998 fiscal year. The principal items affecting the $9,136,000 net cash provided by operating activities were net income of $4,039,000 and accounts receivable and inventory reductions of $2,835,000 and $1,119,000, respectively.

Cash used in investing activities for the first twenty-six weeks of fiscal 1998 consisted of $508,000 in additions to property, plant and equipment. This amount reflects the Company's continued investment in manufacturing and transportation equipment.

Cash used for financing activities consists of cash dividends in the amount of $1,244,000 and $1,128,000 in the first twenty-six weeks of fiscal years 1998 and 1997, respectively.

The Company remained free of interest bearing debt during the first twenty-six weeks of 1998. The Company's revolving line of credit with Bank of America expires April 30, 1999 and provides for borrowings up to $2,000,000. The Company has not borrowed under the line for more than eleven consecutive years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Part II. Other Information
Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on Wednesday, March 11, 1998 at the Four Points Sheraton, 1500 South Raymond Avenue, Fullerton, California at 10:00 a.m. Shareholders representing 9,440,791 or 91% of the 10,336,415 shares entitled to vote were present in person or by proxy. The following persons were nominated and elected directors. Votes withheld from specific nominees were insignificant.

Hugh Wm. Bridgford           Allan L. Bridgford           Robert E. Schulze
Paul A. Gilbert              John W. McNevin              Steven H. Price
Norman V. Wagner II          Paul R. Zippwald

Votes cast for directors were 9,412,340 FOR and 28,451 ABSTAIN or WITHHELD. Votes cast for the reappointment of Price Waterhouse LLP as the independent public accountants for the Company for 1998 were 9,434,926 FOR, 553 AGAINST and 5,312 ABSTAIN.

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

27 - Financial Data Schedule for the 26 weeks ended May 1, 1998, submitted to the Securities and Exchange Commission in electronic format (for SEC information only)

(b) - Reports on Form 8-K

No Report on Form 8-K has been filed during the quarter for which this report is filed.

                                                               Page 8 of 8 pages