Form 10-Q
period 1998-07-31
BRIDGFORD FOODS CORP
filed 1998-09-11
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM

                          COMMISSION FILE NUMBER 0-2396


                           BRIDGFORD FOODS CORPORATION
             ------------------------------------------------------
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

As of September 11, 1998 the registrant had 10,336,415 shares of common stock outstanding.


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

        Exhibit 27.1     Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the the undersigned thereunto duly authorized.

                                          BRIDGFORD FOODS CORPORATION
                                                (Registrant)



                                           By: /s/     Robert E. Schulze
                                               ---------------------------------
September 11, 1998                             R. E. Schulze, President,
                                               Principal Financial Officer



                                                               Page 2 of 8 pages

Item 1. a.
                           BRIDGFORD FOODS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                         JULY 31          OCTOBER 31
                                                          1998               1997
                                                       (UNAUDITED)         (AUDITED)
                                                       -----------        -----------
                                       ASSETS

Current assets:

   Cash and cash equivalents                           $21,953,007        $12,377,932
   Accounts receivable, less allowance
     for doubtful accounts of $558,711
     and $577,156                                        8,911,913         11,374,263
   Inventories (Note 2)                                 13,985,879         15,556,750
   Prepaid expenses and other                            1,347,324          1,827,841
                                                       -----------        -----------

        Total current assets                            46,198,123         41,136,786

Property, plant and equipment, less
  accumulated depreciation of $27,801,723
  and $25,432,473                                       15,452,020         16,853,248

Other non-current assets                                 8,063,834          7,673,858
                                                       -----------        -----------
                                                       $69,713,977        $65,663,892
                                                       ===========        ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                    $ 2,755,109        $ 5,343,687
   Accrued payroll and other expenses                    7,398,935          5,927,156
   Income taxes payable                                    512,840            183,857
                                                       -----------        -----------

        Total current liabilities                       10,666,884         11,454,700
                                                       -----------        -----------

Non-current liabilities                                 10,215,188          9,603,410
                                                       -----------        -----------

Shareholders'equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 10,336,415 shares         10,393,298         10,393,298

   Capital in excess of par value                       13,946,359         13,946,359

   Retained earnings                                    24,492,248         20,266,125
                                                       -----------        -----------
                                                        48,831,905         44,605,782
                                                       -----------        -----------
                                                       $69,713,977        $65,663,892
                                                       ===========        ===========

                                                               Page 3 of 8 pages

Item 1. b.
                           BRIDGFORD FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          13 WEEKS ENDED                       39 WEEKS ENDED
                                          --------------                       --------------
                                    JULY 31           AUGUST 1            JULY 31           AUGUST 1
                                     1998               1997               1998               1997
                                     ----               ----               ----               ----
Net sales                         $31,782,572        $31,153,002        $99,601,109        $93,465,103
                                  -----------        -----------        -----------        -----------
Cost of products sold,
  excluding depreciation           18,844,676         19,111,815         59,568,873         58,798,993
Selling, general and
  administrative expenses           8,841,001          8,580,686         27,841,085         25,299,760
Depreciation                          789,750            730,693          2,369,250          2,260,050
                                  -----------        -----------        -----------        -----------
                                   28,475,427         28,423,194         89,779,208         86,358,803
                                  -----------        -----------        -----------        -----------

Income before taxes                 3,307,145          2,729,808          9,821,901          7,106,300

Income tax provision                1,256,000          1,037,000          3,732,000          2,700,000
                                  -----------        -----------        -----------        -----------

Net income                        $ 2,051,145        $ 1,692,808        $ 6,089,901        $ 4,406,300
                                  ===========        ===========        ===========        ===========

Basic and diluted earnings
  per share (Note 3)              $      0.20        $      0.16        $      0.59        $      0.43
                                  ===========        ===========        ===========        ===========

Cash dividends paid
  per share (Note 3)              $      0.06        $     0.055        $      0.18        $     0.164
                                  ===========        ===========        ===========        ===========


                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                          Capital
                                           Common Stock                  in excess           Retained
                                    Shares              Amount             of par            earnings
                                    ------              ------             ------            --------
November 1, 1996                   9,396,933         $ 9,453,816        $ 3,024,881        $27,776,994
  Net income                                                                                 4,406,300
  Cash dividends (Note 3)
  ($.164 per share)                                                                          (1,691,448)
                                 -----------         -----------        -----------        -----------
August 1, 1997                     9,396,933         $ 9,453,816        $ 3,024,881        $30,491,846
                                 ===========         ===========        ===========        ===========

October 31, 1997                  10,336,415         $10,393,298        $13,946,359        $20,266,125
  Net income                                                                                 6,089,901
  Cash dividends
  ($.18 per share)                                                                          (1,863,778)
                                 -----------         -----------        -----------        -----------
July 31,1998                      10,336,415         $10,393,298        $13,946,359        $24,492,248
                                 ===========         ===========        ===========        ===========

                                                               Page 4 of 8 pages

Item 1.c.

                           BRIDGFORD FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    39 WEEKS ENDED
                                                                    --------------
                                                              JULY 31              AUGUST 1
                                                                1998                 1997
                                                                ----                 ----
Cash flows from operating activities:

  Net income                                                $  6,089,901         $  4,406,300

  Income charges not affecting cash:
    Depreciation                                               2,369,250            2,260,050
    Provision for losses on accounts receivable                   93,113               93,113

Effect on cash of changes in assets and liabilities:
    Accounts receivable                                        2,369,237              683,882
    Inventories                                                1,570,871              367,555
    Prepaid expenses and other                                   480,517              998,591
    Other non-current assets                                    (389,976)            (808,660)
    Accounts payable and accrued expenses                     (1,116,799)             454,723
    Income taxes payable                                         328,983               33,469
    Non-current liabilities                                      611,778              473,521
                                                            ------------         ------------

       Net cash provided by operating activities              12,406,875            8,962,544
                                                            ------------         ------------

Cash used in investing activities:
     Additions to property, plant and equipment                 (968,022)          (1,412,401)
                                                            ------------         ------------

Cash used for financing activities:
     Cash dividends paid                                      (1,863,778)          (1,691,448)
                                                            ------------         ------------

Net  increase in cash and cash equivalents                     9,575,075            5,858,695

Cash and cash equivalents at beginning of period              12,377,932            6,343,022
                                                            ------------         ------------

Cash and cash equivalents at end of period                  $ 21,953,007         $ 12,201,717
                                                            ============         ============

Cash paid for income taxes                                  $  3,813,000         $  2,943,000
                                                            ============         ============

                                                               Page 5 of 8 pages

Item 1.d.

                           BRIDGFORD FOODS CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - General Comments

        The consolidated financial statements of the Company for the thirty-nine weeks ended July 31, 1998 have been prepared in conformity with the accounting principles described in the 1997 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 1997 Annual Report to Shareholders. Certain reclassifications have been made in prior years to conform to the current year presentation.

Note 2 - Inventories

        Inventories are comprised as follows at the respective periods:

                                          JULY 31               OCTOBER 31
                                           1998                    1997
                                           ----                    ----
        Meat, ingredients
          and supplies                   $4,304,632             $4,452,750
        Work in progress                  1,560,384              1,357,000
        Finished goods                    8,120,863              9,747,000
                                        -----------            -----------
                                        $13,985,879            $15,556,750
                                        ===========            ===========

Note 3 - Common Stock and Per Share Data

        The weighted average shares used for computing basic and diluted earnings per share in the accompanying statements of income were 10,336,415 for all periods presented. Per share computations in fiscal year 1997 were recalculated to give effect to a 10% stock dividend declared November 10, 1997.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operating results are heavily dependent upon the prices paid for raw materials. The marketing of the company's value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Costs for pork and flour commodity products declined significantly in the first 39 weeks of fiscal year 1998 compared to the prior fiscal year.

Sales in the third thirteen-week period ended July 31,1998 increased by $630,000 (2.0%) to $31,783,000 compared to the same period last year. Sales for the third thirteen week period decreased $561,000 (1.7%) compared to the previous period ended May 1,1998. The sales increase compared to the third quarter of 1997 primarily relates to higher unit sales volume and changes in product mix. The sales decrease from the prior fiscal quarter primarily relates to lower unit sales volume. Sales for the first thirty-nine weeks of 1998 increased $6,136,000 (6.6%) to $99,601,000 compared to the same period last year. The increase in sales primarily relates to higher unit sales volume.

Cost of products sold decreased by $267,000 (1.4%) in the third quarter of the 1998 fiscal year to $18,845,000 compared to the same period in 1997 due primarily to lower commodity costs compared to the prior fiscal year. Compared to the prior quarter, cost of products sold increased $329,000 (1.8%) despite lower sales volume as a result of changes in product mix. Cost of products sold for the first thirty-nine weeks of 1998 increased $770,000 (1.3%) to $59,569,000. The increase in cost of products sold did not correspond to the sales increase in the first thirty-nine weeks of fiscal 1998 primarily as a result of lower flour and pork commodity costs compared to the same period in the prior year.

Selling, general and administrative expenses increased by $260,000 (3.0%) to $8,841,000 in the third quarter of 1998 compared to the same period last year. The increase corresponds to the increase in sales volume. Compared to the prior quarter, selling, general and administrative expenses decreased by $405,000 (4.4%). This decrease primarily relates to lower sales volume compared to the prior fiscal quarter. Selling, general and administrative expenses increased $2,541,000(10.0%) in the first thirty-nine weeks of fiscal 1998 primarily as a result of higher sales, advertising and payroll costs. The Company has and will continue to make certain investments in its software systems and applications to ensure year 2000 compliance. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

Depreciation expense increased by $59,000 (8.1%) in the third thirteen weeks of the 1998 fiscal year compared to the same period in 1997. Depreciation expense increased by $109,000 (4.9%) in the first thirty-nine weeks of the 1998 fiscal year compared to the same period in 1997.

The effective income tax rate was 38.0% in the third quarter of fiscal 1998, consistent with the prior fiscal year and the prior quarter.


                                                               Page 7 of 8 pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Cash and cash equivalents increased $9,575,000 (77.3%) to $21,953,000 during the first thirty-nine weeks of the 1998 fiscal year. The principal items favorably affecting the $12,407,000 net cash provided by operating activities were net income of $6,090,000, depreciation of $2,369,000 and accounts receivable and inventory reductions of $2,369,000 and $1,571,000, respectively.

Cash used in investing activities for the first thirty-nine weeks of 1998 and 1987 consisted of $968,000 and $1,412,000, respectively, in additions to property, plant and equipment. This amount reflects the Company's continued modernization of manufacturing facilities and investment in transportation equipment. Capital expenditures are not anticipated to be significant in the last 13 weeks of the fiscal year.

Cash used for financing activities consists of cash dividends in the amount of $1,864,000 and $1,691,000 in the first thirty-nine weeks of fiscal years 1998 and 1997, respectively.

The Company remained free of interest bearing debt during the first thirty-nine weeks of 1998. The Company's revolving line of credit with Bank of America expires April 30, 2000 and provides for borrowings up to $2,000,000. The Company has not borrowed under the line for more than eleven consecutive years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Item 6.

Exhibits and Reports on Form 8-K (a) Exhibits:

27 - Financial Data Schedule for the 39 weeks ended July 31,1998 submitted to the Securities and Exchange Commission in electronic format (for SEC information only)

(b) - Reports on Form 8-K

No Report on Form 8-K has been filed during the quarter for which this report is filed.


                                                               Page 8 of 8 pages

                                 EXHIBIT INDEX

Exhibit
Number              Description
------              -----------
  27.1              Financial Data Schedule