Form 10-K405
period 1998-10-30
BRIDGFORD FOODS CORP
filed 1999-01-25
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED OCTOBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                         Commission file number: 0-2396


                           BRIDGFORD FOODS CORPORATION
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

         California                                          95-1778176
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

1308 North Patt Street, Anaheim, California                      92801
-------------------------------------------                      -----
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

                                  YES  X   NO
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on January 15, 1999 was $51,091,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 11,369,812 shares of Common Stock, par value of $1.00 per share, as of January 19, 1999.


                      DOCUMENTS INCORPORATED BY REFERENCE

Items 5, 6, 7 and 8 of Part II are incorporated by reference from the registrant's Annual Report to Shareholders for the fiscal year ended October 30, 1998. Items 10, 11, 12 and 13 of Part III are incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held March 10, 1999.

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

       Description of Business
       -----------------------

       The Company operates in one business segment - the manufacture and distribution of frozen, refrigerated and snack food products. The products manufactured and distributed by the Company consist of an extensive line of food products, including a variety of sliced luncheon meats and cheeses, wieners, bacon, sandwiches, dry sausages, biscuits, bread dough items and roll dough items. The products purchased by the Company for resale include a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products. In the aggregate, the Company manufactures or distributes a product line consisting of a total of approximately 485 food products.


                                          1998      1997      1996
                                          ----      ----      ----
Products manufactured or processed
  by the Company                           78%       82%       83%
Items manufactured or processed
  by third parties for distribution        22%       18%       17%
                                          ---       ---       ---
                                          100%      100%      100%
                                          ===       ===       ===

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

       The Company has two classes of similar food products, each of which has accounted for 10% or more of consolidated sales in the prior three fiscal years listed below. The following table shows sales, as a percentage of consolidated sales, for each of these two classes of similar products for each of the last three fiscal years:

                                                1998       1997       1996
                                                ----       ----       ----
Frozen Food Products                             41%        44%        44%

Refrigerated and Snack Food Products             59%        56%        56%
                                                ----       ----       ----
                                                100%       100%       100%
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

       Marketing, Sales and Distribution
       ---------------------------------

       The Company markets and sells its products with its own sales force, brokers, cooperatives, wholesalers and independent distributors. Currently, products are sold by the Company's own sales force to approximately 27,300 retail food stores located in 49 states and Canada. In addition, the Company sells its products through wholesalers, cooperatives and distributors to approximately an additional 17,700 retail outlets and 19,000 restaurants and institutions.

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

       Employees
       ---------

       At the end of fiscal 1998, the Company had approximately 640 employees, approximately one-half of whose employment relationship with the Company was governed by collective bargaining agreements. These agreements currently expire between September 1999 and October 2001. The Company believes that its relationship with its employees is good.

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

       Year 2000
       ---------

       The Year 2000 problem concerns the inability of information systems to properly recognize and process date-sensitive information on and beyond January 1, 2000. Many of the Company's systems and related software are Year 2000 compliant. However, the Company has a program in place designed to bring the remaining software and systems into Year 2000 compliance in time to minimize any significant detrimental effects on operations. The program covers information systems infrastructure, financial and administrative systems, process control and manufacturing operating systems and significant vendors and customers. The Company's program realizes that date sensitive systems may fail at different points in time depending on their function. Forward-looking production and procurement systems may fail earlier and require corrective actions sooner to allow for reasonable testing. Other applications, including gauging and recording systems, may fail only during the transition to the Year 2000. The Company is using internal personnel to identify Year 2000 noncompliance problems, modify code and test the modifications. In some cases, non-compliant software and hardware will be replaced. Certain systems have already been tested and successfully modified. While not all testing of systems has been completed, management believes that the testing of remaining untested significant systems will be completed in mid-1999.

The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. Management has and will continue to evaluate the status of suppliers' efforts to determine alternatives and contingency plan requirements. While approaches to reducing risks of interruption due to supplier failures will vary by business and facility, options include the identification of alternative suppliers and accumulation of inventory to assure production capacity where feasible or warranted. These activities are intended to provide a means of managing risk, but cannot eliminate the potential disruption due to third party failure.

The Company is also dependent upon customers for sales and cash flow. Year 2000 interruptions in the Company's customer's operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the Company's customer base is generally broad enough to minimize the affects of a single occurrence. Management has and will continue to monitor the status of customers as a means of determining risks to our business.

The Company's manufacturing facilities rely on control systems, which include production monitoring, power, emissions and safety. These systems have been evaluated and while all risks cannot be eliminated, management believes the risk of interruption to these systems causing a material business failure to be insignificant. While comparable control systems are used at all facilities, any system failure would be isolated to the affected facility.

Recovery under existing insurance policies may be available depending upon the circumstances of a Year 2000 related event and the type of facility involved. Generally, no recovery would be available in the event of an orderly shutdown, which does not result in damage to a facility. Potential recoveries in the event of facility damage, including business interruption, would be subject to deductibles under policies in force at the time.

The Company relies on various administrative and financial applications (e.g., order processing and collection systems) that require correction to handle Year 2000 dates. In the event one of these systems was not corrected, the Company's ability to capture, schedule and fulfill customer demands could be impaired. Likewise, if a collection processing system failed, we may, in the short run, be unable too properly apply payments to customer balances or correctly determine cash balances. Alternative methods of maintaining such information could be developed in a timely manner if required, although management does not believe that these systems will fail on or before the Year 2000. The Company accepts purchase orders, invoices and account remittances using Electronic Data Interchange (EDI). The Company is currently accepting transactions using a Year 2000 compliant standard (Uniform Communications Standard version 4010). Management anticipates moving several more EDI partners to this standard in early 1999 and has the resources to complete these conversions when our trading partners are ready. The Company will also support prior versions for those customers unable to move to version 4010.

The total costs that the Company incurs in connection with the Year 2000 problem will be influenced by management's ability to accurately identify Year 2000 systems' flaws, the nature and amount of programming required to fix affected programs, the related labor and or consulting costs for such remediation and the ability of third parties with whom we have business relationships to successfully address their own Year 2000 concerns. These and other unforeseen factors could have a material adverse affect on the Company's results of operations and financial condition. Nevertheless, management believes the estimated cost of these programs are and will be immaterial to the Company and are not expected to exceed $100,000. Management estimates costs to date to be in the range of $25,000.

ITEM 2.  PROPERTIES

The Company owns its headquarters and plant located in Anaheim, California, a 100,000 square-foot processing facility located on five acres of land. The Company owns a 130,000 square-foot processing facility on 1-1/2 acres of land in Chicago, Illinois. In Dallas, Texas, facilities include a 86,000 square-foot food processing facility on 3-3/4 acres of land, a 4,000 square foot warehouse facility on 1.5 acres of land and a 28,000 square foot food processing facility on 1-3/4 acres of land. In Statesville, North Carolina, a new 42,000 square foot, state of the art frozen food plant was completed in April 1996. The foregoing plants are, in general, fully utilized by the Company for processing, warehousing, distributing and administrative purposes. In addition, the Company owns an unoccupied 2,500 square-foot warehouse on 1/3 acre of land in Modesto, California. The Company also owns 1/4 acre of land in San Diego, California. A portion of this land is currently being leased to a third party. In November 1998 the Company sold a portion of this land and recognized a pre-tax gain of approximately $610,000.

       The Company leases warehouse and/or office space in Oakland, California, Phoenix and Tucson, Arizona. The Company's properties are adequate to satisfy its foreseeable needs. Additional properties may be acquired and/or plants expanded if favorable opportunities and conditions arise.

ITEM 3.  LEGAL PROCEEDINGS

       No material legal proceedings were pending at October 30, 1998 against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to the Company's shareholders during the fourth quarter of the fiscal year ended October 30, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The names, ages and positions of all the executive officers of the Company as of January 1, 1999 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders. All executive officers are full-time employees of the Company, except for Hugh Wm. Bridgford, who works 80% of full-time.

Name                      Age    Position(s) with the Company
----                      ---    ----------------------------

Allan L. Bridgford         63    Chairman and member of the Executive Committee

Robert E. Schulze          64    President and member of the Executive Committee

Hugh Wm. Bridgford         67    Vice President and Chairman of the Executive
                                 Committee

Salvatore F. DeGeorge      67    Senior Vice President

Lawrence D. English        67    Vice President



                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

       The Company's Common Stock, par value $1.00 per share (the "Common Stock"), is traded in the over-the-counter market and prices are quoted on The Nasdaq National Market under the symbol "BRID." As of January 1, 1999, there were 545 holders of record of the Company's Common Stock. The market price and dividend information with respect to the Company's Common Stock are set forth on the inside cover of the Company's 1998 Annual Report to Shareholders incorporated herein by reference. Future dividends will be dependent upon future earnings, financial requirements and other factors.

ITEM 6.  SELECTED FINANCIAL DATA

       The information set forth on page 4 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information set forth on pages 4 and 5 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information set forth on pages 6 through 11 of the Company's 1998 Annual Report to Shareholders in the sections thereof entitled "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information set forth in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be held on March 10, 1999 is incorporated herein by reference. Information concerning the executive officers of the Company is set forth in Part I hereof under the heading "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

       Information set forth in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be held on March 10, 1999 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information set forth in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be held on March 10, 1999 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information set forth in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be held on March 10, 1999 is incorporated herein by reference.

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

       (b) Report on Form 8-K. The Company did not file a Current Report on Form 8-K during the quarter ended October 30, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BRIDGFORD FOODS CORPORATION

                                             By:  /s/ Allan L. Bridgford
                                                  ------------------------------
                                                  Allan L. Bridgford, Chairman

                                             Date:  January 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                     Title                       Date
         ---------                     -----                       ----
/s/ Allan L. Bridgford                Chairman                 January 22, 1999
---------------------------
    Allan L. Bridgford

/s/ Robert E. Schulze                 President                January 22, 1999
--------------------------
    Robert E. Schulze

/s/ Hugh Wm. Bridgford                Vice President           January 22, 1999
--------------------------
    Hugh Wm. Bridgford

/s/ Paul A. Gilbert                   Director                 January 11, 1999
--------------------------
    Paul A. Gilbert

/s/ John W. McNevin                   Director                 January 11, 1999
--------------------------
    John W. McNevin

/s/ Steven H. Price                   Director                 January 11, 1999
--------------------------
    Steven H. Price

/s/ Norman V. Wagner II               Director                 January 11, 1999
--------------------------
    Norman V. Wagner II

/s/ Paul R. Zippwald                  Director                 January 11, 1999
--------------------------
    Paul R. Zippwald


                           BRIDGFORD FOODS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements of the Registrant and its subsidiaries, including the report thereon of PricewaterhouseCoopers LLP dated December 18, 1998, appearing on pages 6 through 11 of the accompanying 1998 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K. The following Financial Statement Schedules should be read in conjunction with the financial statements in such 1998 Annual Report to Shareholders.

                                                                           Page
                                                                           ----
Report of Independent Accountants on Financial Statement Schedules         F-1

Financial Statement Schedules for the three years ended October 30, 1998:

    Schedule II - Valuation and Qualifying Accounts                        F-2

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of
Bridgford Foods Corporation

Our audits of the consolidated financial statements referred to in our report dated December 18, 1998 appearing on page 11 of the 1998 Annual Report to Shareholders of Bridgford Foods Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP


Costa Mesa, California
December 18, 1998

                           BRIDGFORD FOODS CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                    Provision for       Accounts       Balance at
                                   Balance at         losses on        written off        close
                                   beginning          Accounts            less             of
                                   of period         Receivable        Recoveries        period
                                   ---------        -------------      -----------     ----------

                                                        November 1, 1996
                                                        ----------------
Allowance for doubtful accounts    $505,623           $139,150          $141,188        $503,585
                                   ========           ========          ========        ========

                                                       October 31, 1997
                                                       ----------------

Allowance for doubtful accounts    $503,585           $149,150           $75,579        $577,156
                                   ========           ========           =======        ========

                                                       October 30, 1998
                                                       ----------------

Allowance for doubtful accounts   $577,156           $254,150          $248,519        $582,787
                                  ========           ========          ========        ========


                           BRIDGFORD FOODS CORPORATION

                                INDEX TO EXHIBITS



Exhibit
  No.                                                                                      Page No.
-------                                                                                    --------
3.1    Articles of Incorporation (filed as Exhibit 1 to Form  10 on January 28,1993 and      NA
       incorporated herein by reference).

3.2    Amendment to Articles of Incorporation dated June 24, 1954 (filed as
       Exhibit 1-a to Form 10 on January 28,1993 and incorporated herein by
       reference).                                                                           NA

3.3    Amendment to Articles of Incorporation dated September 30, 1955 (filed as
       Exhibit 1-c to Form 10 on January 28,1993 and incorporated herein by
       reference).                                                                           NA

3.4    Amendment to Articles of Incorporation dated April 3, 1963 (filed as
       Exhibit 1-c to Form 10 on January 28,1993 and incorporated herein by
       reference).                                                                           NA

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

3.7    By-laws, as amended (filed as Exhibit 2 to Form 10 on January 28, 1993 and
       incorporated herein by reference).                                                    NA

10.1   Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit
       10.1 to Form 10 on January 28, 1993 and incorporated herein by
       reference).                                                                           NA

10.2   Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to Form 10 January 28, 1993 and incorporated herein by
       reference).                                                                           NA

10.3   Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as
       Exhibit 10.3 to Form 10 January 28, 1993 and incorporated herein by
       reference).                                                                           NA

13.1   1998 Annual Report to Shareholders.                                                   --

21.1   Subsidiaries of the Registrant.                                                       15

27.1 Financial Data Schedule for the fiscal year ended October 30, 1998 submitted to the Securities Exchange Commission in electronic format (for
       SEC information only).

