Form 10-Q
period 1999-01-29
BRIDGFORD FOODS CORP
filed 1999-03-12
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 1999

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

                                  Yes [X]   No [ ]

As of March 10, 1999 the registrant had 11,369,812 shares of common stock outstanding.


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

                                                 BRIDGFORD FOODS CORPORATION
                                                 ---------------------------
                                                         (Registrant)



                                              By: /s/ Robert E. Schulze
                                                  ------------------------------
March 12, 1999                                    R. E. Schulze, President,
Date                                              Principal Financial Officer



                                                              Page 2 of 8 pages

Item 1. a.

                           BRIDGFORD FOODS CORPORATION
                           ---------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                 JANUARY 29        OCTOBER 30
                                                                   1999               1998
                                                                (UNAUDITED)         (AUDITED)
                                                                -----------         ---------
                                     ASSETS
                                     ------
Current assets:

   Cash and cash equivalents                                     $27,308,749       $22,272,141
   Accounts receivable, less allowance
     for doubtful accounts of $579,705
     and $582,787                                                  9,508,160        12,072,818
   Inventories (Note 2)                                           11,937,584        14,066,898
   Prepaid expenses and other                                      2,175,394         2,147,081
                                                                 -----------       -----------

        Total current assets                                      50,929,887        50,558,938

Property, plant and equipment, less
  accumulated depreciation of $28,704,077
  and $27,894,827                                                 16,213,978        16,197,108

Other non-current assets                                           8,884,610         9,036,895
                                                                 -----------       -----------
                                                                 $76,028,475       $75,792,941
                                                                 ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:

   Accounts payable                                              $ 3,665,012       $ 5,343,725
   Accrued payroll and other expenses                              7,148,262         6,373,886
   Income taxes payable                                            1,095,125         1,590,125
                                                                 -----------       -----------

        Total current liabilities                                 11,908,399        13,307,736
                                                                 -----------       -----------

Non-current liabilities                                           11,342,206        11,642,957
                                                                 -----------       -----------

Shareholders' equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 11,369,812 shares                   11,426,695        11,426,695

   Capital in excess of par value                                 26,347,123        26,347,123

   Retained earnings                                              15,004,052        13,068,430
                                                                 -----------       -----------
                                                                  52,777,870        50,842,248
                                                                 -----------       -----------
                                                                 $76,028,475       $75,792,941
                                                                 ===========       ===========


                                                              Page 3 of 8 pages

Item 1. b.
                           BRIDGFORD FOODS CORPORATION
                           ---------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)


                                                        13 WEEKS ENDED
                                                        --------------
                                                JANUARY 29            JANUARY 30
                                                  1999                   1998
                                                  ----                   ----

Net sales                                      $36,559,632           $35,475,404
                                               -----------           -----------
Cost of products sold,
  excluding depreciation                        21,190,270            22,208,832
Selling, general and
  administrative expenses                       10,332,169             9,753,961
Depreciation                                       809,250               789,750
                                               -----------           -----------
                                                32,331,689            32,752,542
                                               -----------           -----------

Income before taxes                              4,227,943             2,722,862

Income tax provision                             1,607,000             1,035,000
                                               -----------           -----------

Net income                                     $ 2,620,943           $ 1,687,862
                                               ===========           ===========

Basic earnings
  per share (Note 3)                           $      0.23           $      0.15
                                               ===========           ===========

Cash dividends paid
  per share (Note 3)                           $      0.06           $     0.055
                                               ===========           ===========



                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                 -----------------------------------------------
                                   (UNAUDITED)


                                                                       Capital
                                         Common Stock                 in excess          Retained
                                   Shares            Amount            of par            earnings
                                   ------            ------            ------            --------
October 31, 1997                 10,336,415        $10,393,298       $13,946,359       $20,266,125
  Net income                                                                             1,687,862
  Cash dividends (Note 3)
  ($.055 per share)                                                                       (623,409)
                                -----------        -----------       -----------       -----------
January 30, 1998                 10,336,415        $10,393,298       $13,946,359       $21,330,579
                                ===========        ===========       ===========       ===========

October 30, 1998                 11,369,812        $11,426,695       $26,347,123       $13,068,430
  Net income                                                                             2,620,943
  Cash dividends
  ($.06 per share)                                                                        (685,322)
                                -----------        -----------       -----------       -----------
January 29, 1999                 11,369,812        $11,426,695       $26,347,123       $15,004,052
                                ===========        ===========       ===========       ===========



                                                              Page 4 of 8 pages

Item 1.c.


                           BRIDGFORD FOODS CORPORATION
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                    13 WEEKS ENDED
                                                                    --------------
                                                             JANUARY 29         JANUARY 30
                                                               1999                1998
                                                               ----                ----

Cash flows from operating activities:

  Net income                                                $ 2,620,943         $ 1,687,862

  Income charges not affecting cash:
    Depreciation                                                809,250             789,750
    Provision for losses on accounts receivable                  35,913              31,038
    Gain on sale of land                                       (615,432)
Effect on cash of changes in assets and liabilities:
    Accounts receivable                                       2,528,745           2,218,538
    Inventories                                               2,129,314           2,971,534
    Prepaid expenses and other                                  (28,313)           (231,293)
    Other non-current assets                                    152,285              21,244
    Accounts payable and accrued expenses                      (904,337)           (488,236)
    Income taxes payable                                       (495,000)            332,000
    Non-current liabilities                                    (300,751)           (457,222)
                                                            -----------         -----------

       Net cash provided by operating activities              5,932,617           6,875,215
                                                            -----------         -----------

Cash used in investing activities:
     Proceeds from sale of land                                 615,432
     Additions to property, plant and equipment                (826,120)           (205,952)
                                                            -----------         -----------

      Net cash provided by investing activities                (210,688)           (205,952)

Cash used for financing activities:
     Cash dividends paid                                       (685,322)           (623,409)
                                                            -----------         -----------

Net  increase in cash and cash equivalents                    5,036,608           6,045,855

Cash and cash equivalents at beginning of period             22,272,141          12,377,932
                                                            -----------         -----------

Cash and cash equivalents at end of period                  $27,308,749         $18,423,787
                                                            ===========         ===========

Cash paid for income taxes                                  $ 2,811,000        $  1,077,000
                                                            ===========        ============



                                                              Page 5 of 8 pages

Item 1.d.
                           BRIDGFORD FOODS CORPORATION
                           ---------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - General Comments
-------------------------

        The consolidated financial statements of the Company for the thirteen weeks ended January 29, 1999 have been prepared in conformity with the accounting principles described in the 1998 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 1998 Annual Report to Shareholders. In November 1998 the Company sold land and recognized a pre-tax gain of $615,432. This gain is netted against selling, general and administrative expenses in the accompanying consolidated statements of income.

Note 2 - Inventories
--------------------

Inventories are comprised as follows at the respective periods:


                         JANUARY 29        OCTOBER 30
                           1999               1998
                           ----               ----
Meat, ingredients
  and supplies          $ 3,623,759       $ 3,694,898
Work in progress          1,598,918         1,353,000
Finished goods            6,714,907         9,019,000
                        -----------       -----------
                        $11,937,584       $14,066,898
                        ===========       ===========


Note 3 - Common Stock and Per Share Data
----------------------------------------

        The weighted average shares used for computing basic earnings per share in the accompanying statements of income were 11,369,812 for all periods presented. Per share computations in fiscal year 1998 were recalculated to give effect to a 10% stock dividend declared November 10, 1998.


                                                              Page 6 of 8 pages

Item 2.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q and in Bridgford Foods Corporation's Annual Report on Form 10-K for the fiscal year ended October 30, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company's operating results are heavily dependent upon the prices paid for raw materials. The marketing of the company's value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Costs for pork commodity products continued to decline in early part of the first quarter of fiscal 1999, however, such costs began to firm later in the quarter.

The Company has and will continue to make certain investments in its software systems and applications to ensure year 2000 compliance. The financial impact on the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year. Detail disclosure regarding the Company's year 2000 plan and a discussion of risk factors is contained under
Item 1., "Business" in Form 10-K for the fiscal year ended October 30, 1998.

Sales increased by $1,084,000 (3.1%) to $36,560,000 in the first thirteen weeks of the 1999 fiscal year compared to the same period last year. Compared to the prior thirteen-week period, sales increased $1,345,000 (3.8%). The sales increase compared to the first thirteen weeks of 1998 relates primarily to higher unit sales volume. The sales increase compared to the prior thirteen-week period relates to changes in product mix and increases in sales volume.

Cost of products sold decreased by $1,019,000 (4.6%) in the first thirteen weeks of the 1999 fiscal year to $21,190,000 compared to the same period in 1998. Compared to the prior thirteen-week period, cost of products sold decreased $117,000 (.6%) due to lower pork prices and changes in product mix. The decreases in cost of sales did not correspond to the sales increases primarily as a result of lower pork commodity costs in the first quarter of fiscal year 1999.

Selling, general and administrative expenses increased by $578,000 (5.9%) to $10,332,000 in the first thirteen weeks of 1999 compared to the same period last year. The increase primarily relates to higher sales volume compared to the prior year. Compared to the prior thirteen-week period, selling, general and administrative expenses increased by $1,237,000 (13.6%) as a result of increased sales, higher advertising, payroll costs and seasonal characteristics.



Page 7 of 8 pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation expense increased by $19,500 (0.8%) in the first thirteen weeks of the 1999 fiscal year compared to the same period in 1998. Depreciation expense was $240,000 (42.2%) higher than in the prior thirteen-week period. This increase reflects favorable fourth quarter adjustments as a result of conservative depreciation estimates as well a lower than anticipated capital expenditures during the 1998 fiscal year.

The effective income tax rate was 38.0% in the first thirteen weeks of fiscal 1998, consistent with the prior fiscal year and the prior thirteen-week period.

Cash and cash equivalents increased $5,037,000 (22.6%) to $22,272,000 during the first thirteen weeks of the 1999 fiscal year. The principal items affecting the $5,933,000 net cash provided by operating activities were net income of $2,621,000 and accounts receivable and inventory reductions of $2,529,000 and $2,129,000, respectively.

Cash used in investing activities for the first thirteen weeks of fiscal 1999 consisted of $210,688 (net of proceeds from the sale of land in the amount of $615,432) in additions to property, plant and equipment. This amount reflects the Company's continued investment in manufacturing and transportation equipment.

Cash used for financing activities consists of cash dividends in the amount of $685,000 and $623,000, respectively, in the first thirteen weeks of fiscal years 1999 and 1998. The increase results from the 10% stock dividend declared in November 1998.

The Company remained free of interest bearing debt during the first thirteen weeks of 1999. The Company's revolving line of credit with Bank of America expires April 30, 2000 and provides for borrowings up to $2,000,000. The Company has not borrowed under the line for more than twelve consecutive years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Item 6.
Exhibits and Reports on Form 8-K

(a) Exhibits:

27 - Financial Data Schedule for the 13 weeks ended January 29, 1999, submitted to the Securities and Exchange Commission in Electronic format (for SEC information only)

(b) - Reports on Form 8-K

No Report on Form 8-K has been filed during the quarter for which this report is filed.




Page 8 of 8 pages