Form 10-Q
period 1999-04-30
BRIDGFORD FOODS CORP
filed 1999-06-11
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

                                 Yes [X] No [ ]

As of June 11, 1999 the registrant had 11,369,812 shares of common stock outstanding.


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

                                            BRIDGFORD FOODS CORPORATION
                                            ---------------------------
                                                    (Registrant)



                                            By: /s/ Robert E. Schulze
                                                --------------------------------
June 11, 1999                                   R. E. Schulze, President,
                                                Principal Financial Officer



                                                              Page 2 of 8 pages

Item 1. a.
                           BRIDGFORD FOODS CORPORATION
                           ---------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                     APRIL 30            OCTOBER 30
                                                                       1999                 1998
                                                                    (UNAUDITED)           (AUDITED)
                                                                    -----------          ----------
                                     ASSETS
                                     ------
Current assets:

   Cash and cash equivalents                                        $28,211,578          $22,272,141
   Accounts receivable, less allowance
     for doubtful accounts of $602,739
     and $582,787                                                     9,884,090           12,072,818
   Inventories (Note 2)                                              12,811,329           14,066,898
   Prepaid expenses and other                                         1,904,362            2,147,081
                                                                    -----------          -----------

         Total current assets                                        52,811,359           50,558,938

Property, plant and equipment, less
  accumulated depreciation of $29,513,327
  and $27,894,827                                                    16,732,415           16,197,108

Other non-current assets                                              9,571,355            9,036,895
                                                                    -----------          -----------
                                                                    $79,115,129          $75,792,941
                                                                    ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:

   Accounts payable                                                 $ 3,886,034          $ 5,343,725
   Accrued payroll and other expenses                                 7,307,071            6,373,886
   Income taxes payable                                                 916,125            1,590,125
                                                                    -----------          -----------

         Total current liabilities                                   12,109,230           13,307,736
                                                                    -----------          -----------

Non-current liabilities                                              12,293,456           11,642,957
                                                                    -----------          -----------

Shareholders'equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - shares 11,369,812                      11,426,695           11,426,695

   Capital in excess of par value                                    26,347,123           26,347,123

   Retained earnings                                                 16,938,625           13,068,430
                                                                    -----------          -----------
                                                                     54,712,443           50,842,248
                                                                    -----------          -----------
                                                                    $79,115,129          $75,792,941
                                                                    ===========          ===========



                                                              Page 3 of 8 pages

Item 1. b.

                           BRIDGFORD FOODS CORPORATION
                           ---------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)

                                             13 WEEKS ENDED                           26 WEEKS ENDED
                                             --------------                           --------------
                                    APRIL 30               MAY 1              APRIL 30                MAY 1
                                      1999                 1998                 1999                  1998
                                      ----                 ----                 -----                 ----
Net sales                          $33,138,899          $32,343,133          $69,698,531          $67,818,537
                                   -----------          -----------          -----------          -----------
Cost of products sold,
  excluding depreciation            18,749,431           18,515,365           39,939,701           40,724,197
Selling, general and
  administrative expenses            9,359,456            9,246,124           19,691,625           19,000,084
Depreciation                           809,250              789,750            1,618,500            1,579,500
                                   -----------          -----------          -----------          -----------
                                    28,918,137           28,551,239           61,249,826           61,303,781
                                   -----------          -----------          -----------          -----------

Income before taxes                  4,220,762            3,791,895            8,448,705            6,514,757

Income tax provision                 1,604,000            1,441,000            3,211,000            2,476,000
                                   -----------          -----------          -----------          -----------

Net income                         $ 2,616,762          $ 2,350,895          $ 5,237,705          $ 4,038,757
                                   ===========          ===========          ===========          ===========

Basic earnings
  per share (Note 3)               $      0.23          $      0.21          $      0.46          $      0.36
                                   ===========          ===========          ===========          ===========

Cash dividends paid
  per share (Note 3)               $      0.06          $     0.055          $      0.12          $     0.109
                                   ===========          ===========          ===========          ===========


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                                Capital
                                              Common Stock                     in excess             Retained
                                      Shares                Amount              of par               earnings
                                      ------                ------             ---------             --------
October 31, 1997                    10,336,415           $10,393,298          $13,946,359          $20,266,125
  Net income                                                                                         4,038,757
  Cash dividends (Note 3)
  ($.109 per share)                                                                                 (1,243,593)
                                   -----------           -----------          -----------          -----------
May 1, 1998                         10,336,415           $10,393,298          $13,946,359          $23,061,289
                                   ===========           ===========          ===========          ===========

October 30, 1998                    11,369,812           $11,426,695          $26,347,123          $13,068,430
  Net income                                                                                         5,237,705
  Cash dividends
  ($.12 per share)                                                                                  (1,367,511)
                                   -----------           -----------          -----------          -----------
April 30, 1999                      11,369,812           $11,426,695          $26,347,123          $16,938,625
                                   ===========           ===========          ===========          ===========



                                                              Page 4 of 8 pages

Item 1.c.




                           BRIDGFORD FOODS CORPORATION
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                         26 WEEKS ENDED
                                                                APRIL 30                 MAY 1
                                                                 1999                     1998
                                                                 ----                     ----
Cash flows from operating activities:

  Net income                                                  $  5,237,705           $  4,038,757

  Income charges not affecting cash:
    Depreciation                                                 1,618,500              1,579,500
    Provision for losses on accounts receivable                     71,825                 62,075
    Gain on sale of land                                          (615,432)
Effect on cash of changes in assets and liabilities:
    Accounts receivable                                          2,116,903              2,835,100
    Inventories                                                  1,255,569              1,118,836
    Prepaid expenses and other                                     242,720                 58,568
    Other non-current assets                                      (534,460)              (181,866)
    Accounts payable and accrued expenses                         (524,506)              (984,614)
    Income taxes payable                                          (674,000)               532,000
    Non-current liabilities                                        650,499                 77,278
                                                              ------------           ------------

       Net cash provided by operating activities                 8,845,323              9,135,634
                                                              ------------           ------------

Cash used in investing activities:
     Proceeds from sale of land                                    615,432
     Additions to property, plant and equipment                 (2,153,807)              (508,420)
                                                              ------------           ------------

      Net cash used in investing activities                     (1,538,375)              (508,420)

Cash used for financing activities:
     Cash dividends paid                                        (1,367,511)            (1,243,593)
                                                              ------------           ------------

Net  increase in cash and cash equivalents                       5,939,437              6,875,201

Cash and cash equivalents at beginning of period                22,272,141             12,377,932
                                                              ------------           ------------

Cash and cash equivalents at end of period                    $ 28,211,578           $ 19,253,133
                                                              ============           ============

Cash paid for income taxes                                    $  4,650,750           $  2,321,000
                                                              ============           ============



                                                              Page 5 of 8 pages

Item 1.d.

                           BRIDGFORD FOODS CORPORATION
                           ---------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 1 - General Comments
-------------------------

         The consolidated financial statements of the Company for the twenty-six weeks ended April 30, 1999 have been prepared in conformity with the accounting principles described in the 1998 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 1998 Annual Report to Shareholders. In November 1998 the Company sold land and recognized a pre-tax gain of $615,432. This gain is netted against selling, general and administrative expenses in the accompanying consolidated statements of income.


Note 2 - Inventories
--------------------

         Inventories are comprised as follows at the respective periods:

                             APRIL 30             OCTOBER 30
                              1999                  1998
                              ----                  ----

Meat, ingredients
  and supplies             $ 4,100,878          $ 3,694,898
Work in progress             1,713,422            1,353,000
Finished goods               6,997,029            9,019,000
                           -----------          -----------
                           $12,811,329          $14,066,898
                           ===========          ===========


Note 3 - Common Stock and Per Share Data
----------------------------------------

         The weighted average shares used for computing basic earnings per share in the accompanying statements of income were 11,369,812 for all periods presented. Per share computations in fiscal year 1998 were recalculated to give effect to a 10% stock dividend declared November 16, 1998.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company's operating results are heavily dependent upon the prices paid for raw materials. The marketing of the company's value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Costs for pork commodity products declined significantly in the early part of the first quarter of fiscal 1999, however, such costs began to increase in the second quarter.

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

Sales increased by $796,000 (2.5%) to $33,139,000 in the second thirteen weeks of the 1999 fiscal year compared to the same period last year. Sales for the second thirteen weeks decreased $3,421,000 (9.4%) compared to the previous thirteen week period ended January 29,1999. The sales increase compared to the second quarter of 1998 relates primarily to higher unit sales volume. The sales decrease from the prior fiscal quarter relates to changes in product mix and seasonal characteristics. Sales for the first twenty-six weeks of 1999 increased $1,880,000 (2.8%) to $69,699,000 compared to the same period last year. The increase in sales primarily relates to higher unit sales volume and changes in product mix.

Cost of products sold increased by $234,000 (1.3%) in the second thirteen weeks of the 1999 fiscal year to $18,749,000 compared to the same period in 1998. Compared to the prior thirteen-week period, cost of products sold decreased $2,441,000 (11.5%). The increase in cost of products sold in the second thirteen-week period primarily relates to increased unit sales volume. The decrease in cost of products sold compared to the prior quarter relates primarily to changes in product mix and seasonal characteristics. Cost of products sold for the first twenty-six weeks of 1999 decreased $784,000 (1.9%) to $39,940,000. The decrease in cost of products sold did not correspond to the sales increase in the first twenty-six weeks of fiscal 1999 primarily as a result of lower pork commodity costs compared to the same period in the prior year.

Selling, general and administrative expenses increased by $113,000 (1.2%) to $9,359,000 in the second thirteen weeks of 1999 compared to the same period last year. The increase primarily relates to higher sales volume compared to the prior year. Compared to the prior thirteen-week period, selling, general and administrative expenses decreased by $973,000 (9.4%). The Company netted a $615,000 gain on the sale of land against selling, general and administrative expenses in the first thirteen-week period of fiscal 1999. After giving effect to this adjustment, selling, general and administrative expenses decreased $1,588,000 (15.4%) in the second thirteen-week period. The increase in selling, general and administrative expenses in the second thirteen-week period generally corresponded to the sales increase. The significant decrease in selling, general and administrative expenses compared to the prior thirteen-week period relates to the 9.4% decrease in sales and seasonal characteristics. Selling, general and administrative expenses increased $692,000 (3.6%) in the first twenty-six weeks of fiscal 1999. After giving effect to the $615,000 gain noted above, selling, general and administrative expenses increased $1,307,000 (6.9%). The increase in selling, general and administrative expenses outpaced the sales increase in the first twenty-six weeks primarily as a result of higher salaries.




                                                              Page 7 of 8 pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation expense increased by $20,000 (2.8%) in the second thirteen weeks of the 1999 fiscal year compared to the same period in 1998. Depreciation expense increased by $39,000 (2.5%) in the first twenty-six weeks of the 1999 fiscal year compared to the same period in 1998.

The effective income tax rate was 38.0% in the first thirteen and twenty-six weeks of fiscal 1999, consistent with the prior year.

Cash and cash equivalents increased $5,939,000 (26.7%) to $28,212,000 during the first twenty-six weeks of the 1999 fiscal year. The principal items affecting the $9,461,000 net cash provided by operating activities were net income of $5,238,000 and accounts receivable and inventory reductions of $2,117,000 and $1,256,000, respectively.

Cash used in investing activities for the first twenty-six weeks of fiscal 1999 consisted of $2,154,000 in additions to property, plant and equipment. This amount reflects the Company's continued investment in manufacturing and transportation equipment.

Cash used for financing activities consists of cash dividends in the amount of $1,368,000 and $1,244,000 in the first twenty-six weeks of fiscal years 1999 and 1998, respectively.

The Company remained free of interest bearing debt during the first twenty-six weeks of 1999. The Company's revolving line of credit with Bank of America expires April 30, 2001 and provides for borrowings up to $2,000,000. The Company has not borrowed under the line for more than twelve consecutive years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Part II. Other Information
Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on Wednesday, March 10, 1999 at the Four Points Sheraton, 1500 South Raymond Avenue, Fullerton, California at 10:00 a.m. Shareholders representing 10,755,752 or 94.6% of the 11,369,812 shares entitled to vote were present in person or by proxy. The following persons were nominated and elected directors. Votes withheld from specific nominees were insignificant.

Hugh Wm. Bridgford         Allan L. Bridgford          Robert E. Schulze
Paul A. Gilbert            John W. McNevin             Steven H. Price
Norman V. Wagner II        Paul R. Zippwald

Votes cast for directors were 10,736,767 FOR and 18,985 ABSTAIN or WITHHELD. Votes cast for approval of the 1999 Stock Incentive Plan were 9,776,782 FOR, 89,172 AGAINST and 49,479 ABSTAIN or WITHHELD. Votes cast for the reappointment of Price Waterhouse LLP, as the independent public accountants for the Company for 1999 were 10,722,825 FOR, 12,696 AGAINST and 20,232 ABSTAIN.

Item 6.
EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits:
27 - Financial Data Schedule for the 26 weeks ended April 30, 1999, submitted to the Securities and Exchange Commission in electronic format (for SEC information only)

(b) - Reports on Form 8-K
No Report on Form 8-K has been filed during the quarter for which this report is filed.

                                                              Page 8 of 8 pages

                                 EXHIBIT INDEX


            EXHIBIT
            NUMBER         DESCRIPTION
            -------        -----------

              27           Financial Data Schedule