Form 10-Q
period 1999-07-30
BRIDGFORD FOODS CORP
filed 1999-09-10
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ______________________________

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

As of September 10, 1999 the registrant had 11,369,812 shares of common stock outstanding.

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

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

                                       BRIDGFORD FOODS CORPORATION
                                               (Registrant)

                                       By: /s/     Robert E. Schulze
                                           -------------------------------------
September 10, 1999                         R. E. Schulze, President,
                                           Principal Financial Officer


                                                               Page 2 of 8 pages

Item 1. a.

                           BRIDGFORD FOODS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                      JULY 30       OCTOBER 30
                                                       1999            1998
                                                    -----------     -----------
                                                    (UNAUDITED)      (AUDITED)
                     ASSETS

Current assets:
   Cash and cash equivalents                        $26,831,952     $22,272,141
   Accounts receivable, less allowance
     for doubtful accounts of $625,400
     and $582,787                                    10,308,826      12,072,818
   Inventories (Note 2)                              14,452,674      14,066,898
   Prepaid expenses and other                         1,523,568       2,147,081
                                                    -----------     -----------
        Total current assets                         53,117,020      50,558,938

Property, plant and equipment, less
  accumulated depreciation of $30,322,577
  and $27,894,827                                    17,346,059      16,197,108

Other tangible non-current assets                    10,076,465       9,036,895
                                                    -----------     -----------
                                                    $80,539,544     $75,792,941
                                                    ===========     ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $ 3,617,633     $ 5,343,725
   Accrued payroll and other expenses                 7,073,400       6,373,886
   Income taxes payable                                 481,125       1,590,125
                                                    -----------     -----------
        Total current liabilities                    11,172,158      13,307,736
                                                    -----------     -----------
Non-current liabilities                              13,244,707      11,642,957
                                                    -----------     -----------

Shareholders' equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 11,369,812 shares      11,426,695      11,426,695
   Capital in excess of par value                    26,347,123      26,347,123
   Retained earnings                                 18,348,861      13,068,430
                                                    -----------     -----------
                                                     56,122,679      50,842,248
                                                    -----------     -----------
                                                    $80,539,544     $75,792,941
                                                    ===========     ===========


                                                               Page 3 of 8 pages

Item 1. b.

                           BRIDGFORD FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                    13 WEEKS ENDED               39 WEEKS ENDED
                             ---------------------------   --------------------------
                               JULY 30         JULY 31        JULY 30       JULY 31
                                 1999           1998           1999          1998
                             ------------    -----------   ------------   -----------
Net sales                    $ 32,356,312    $31,782,572   $102,054,843   $99,601,109
                             ------------    -----------   ------------   -----------
Cost of products sold,
  excluding depreciation       18,911,321     18,844,676     58,851,023    59,568,873
Selling, general and
  administrative expenses       9,261,316      8,841,001     28,952,941    27,841,085
Depreciation                      809,250        789,750      2,427,750     2,369,250
                             ------------    -----------   ------------   -----------
                               28,981,887     28,475,427     90,231,713    89,779,208
                             ------------    -----------   ------------   -----------

Income before taxes             3,374,425      3,307,145     11,823,130     9,821,901

Income tax provision            1,282,000      1,256,000      4,493,000     3,732,000
                             ------------    -----------   ------------   -----------

Net income                   $  2,092,425    $ 2,051,145   $  7,330,130   $ 6,089,901
                             ============    ===========   ============   ===========

Basic and diluted earnings
  per share (Note 3)         $       0.18    $      0.18   $       0.64   $      0.54
                             ============    ===========   ============   ===========

Cash dividends paid
  per share (Note 3)         $       0.06    $     0.055   $       0.18   $     0.164
                             ============    ===========   ============   ===========


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                                  (UNAUDITED)

                                      Common stock           Capital
                             ---------------------------    in excess      Retained
                                Shares          Amount        of par       earnings
                             ------------    -----------   ------------   -----------
October 31, 1997               10,336,415    $10,393,298   $ 13,946,359   $20,266,125
  Net income                                                                6,089,901
  Cash dividends (Note 3)
  ($.164 per share)                                                        (1,863,778)
                             ------------    -----------   ------------   -----------
July 31, 1998                  10,336,415    $10,393,298   $ 13,946,359   $24,492,248
                             ============    ===========   ============   ===========

October 30, 1998               11,369,812    $11,426,695   $ 26,347,123   $13,068,430
  Net income                                                                7,330,130
  Cash dividends
  ($.18 per share)                                                         (2,049,699)
                             ------------    -----------   ------------   -----------
July 30,1999                   11,369,812    $11,426,695   $ 26,347,123   $18,348,861
                             ============    ===========   ============   ===========


                                                               Page 4 of 8 pages

Item 1.c.

                           BRIDGFORD FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              39 WEEKS ENDED
                                                       ----------------------------
                                                          JULY 30         JULY 31
                                                           1999            1998
                                                       ------------    ------------
Cash flows from operating activities:
  Net income                                           $  7,330,130    $  6,089,901

  Income charges not affecting cash:
    Depreciation                                          2,427,750       2,369,250
    Provision for losses on accounts receivable             107,738          93,113

Effect on cash of changes in assets and liabilities:
    Accounts receivable                                   1,656,254       2,369,237
    Inventories                                            (385,776)      1,570,871
    Prepaid expenses and other                              623,513         480,517
    Other non-current assets                             (1,039,570)       (389,976)
    Accounts payable and accrued expenses                (1,026,578)     (1,116,799)
    Income taxes payable                                 (1,109,000)        328,983
    Non-current liabilities                               1,601,750         611,778
                                                       ------------    ------------
       Net cash provided by operating activities         10,186,211      12,406,875
                                                       ------------    ------------
Cash used in investing activities:
     Additions to property, plant and equipment          (3,576,701)       (968,022)
                                                       ------------    ------------
Cash used for financing activities:
     Cash dividends paid                                 (2,049,699)     (1,863,778)
                                                       ------------    ------------
Net increase in cash and cash equivalents                 4,559,811       9,575,075

Cash and cash equivalents at beginning of period         22,272,141      12,377,932
                                                       ------------    ------------
Cash and cash equivalents at end of period             $ 26,831,952    $ 21,953,007
                                                       ============    ============
Cash paid for income taxes                             $  6,397,000    $  3,813,000
                                                       ============    ============


                                                               Page 5 of 8 pages

Item 1.d.

                           BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Comments

         The consolidated financial statements of the Company for the thirty-nine weeks ended July 30, 1999 have been prepared in conformity with the accounting principles described in the 1998 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 1998 Annual Report to Shareholders. In November 1998 the Company sold land and recognized a pre-tax gain of $615,432. This gain is netted against selling, general and administrative expenses in the accompanying consolidated statements of income.

Note 2 - Inventories

         Inventories are comprised as follows at the respective periods:

                               JULY 30     OCTOBER 30
                                1999          1998
                            -----------   -----------
        Meat, ingredients
          and supplies      $ 5,141,541   $ 3,694,898
        Work in progress      1,697,883     1,353,000
        Finished goods        7,613,250     9,019,000
                            -----------   -----------
                            $14,452,674   $14,066,898
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operating results are heavily dependent upon the prices paid for raw materials. The marketing of the company's value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Costs for pork commodity products declined significantly in the early part of the first quarter of fiscal 1999. Commodity costs, in general, increased during the second and third quarters of the 1999 fiscal year and the Company anticipates such costs will continue to increase in the fourth quarter.

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

Sales in the third thirteen-week period ended July 30, 1999 increased by $574,000 (1.8%) to $32,356,000 compared to the same period last year. Sales for the third thirteen-week period decreased $783,000 (2.4%) compared to the previous period ended April 30, 1999. The sales increase compared to the third quarter of 1998 primarily relates to higher unit sales volume and changes in product mix. The sales decrease from the prior fiscal quarter primarily relates to lower unit sales volume and seasonal factors. Sales for the first thirty-nine weeks of 1999 increased $2,454,000 (2.5%) to $102,055,000 compared to the same period last year. The increase in sales primarily relates to higher unit sales volume.

Cost of products sold increased by $67,000 (.4%) in the third quarter of the 1999 fiscal year to $18,911,000 compared to the same period in 1998. Compared to the prior quarter, cost of products sold increased $162,000 (.9%) despite lower sales volume as a result of changes in product mix and increasing pork commodity costs. Cost of products sold for the first thirty-nine weeks of 1999 decreased $718,000 (1.2%) to $58,851,000. The decrease in cost of products sold did not correspond to the sales increase in the first thirty-nine weeks of fiscal 1999 primarily as a result of lower pork commodity costs compared to the same period in the prior year.

Selling, general and administrative expenses increased by $420,000 (4.8%) to $9,261,000 in the third quarter of 1999 compared to the same period last year. The increase corresponds to the increase in sales volume. The increase in selling, general and administrative expenses outpaced the sales increase in the comparative periods primarily as a result of higher salaries and added personnel. Compared to the prior quarter, selling, general and administrative expenses decreased $98,000 (1.1%). Selling, general and administrative expenses increased $1,112,000 (4.0%) in the first thirty-nine weeks of fiscal 1999. The Company netted a $615,000 gain on the sale of land against selling, general and administrative expenses in the first thirteen-week period of fiscal 1999. After giving effect to this adjustment, selling, general and administrative expenses increased $1,727,000 (6.2%) in the thirty-nine week period. The increase in selling, general and administrative expenses outpaced the sales increase in the first thirty-nine weeks primarily as a result of higher salaries and added personnel to support increased distribution of the Company's products.


                                                               Page 7 of 8 pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)


Depreciation expense increased by $20,000 (2.5%) in the third thirteen weeks of the 1999 fiscal year compared to the same period in 1998. Depreciation expense increased by $59,000 (2.5%) in the first thirty-nine weeks of the 1999 fiscal year compared to the same period in 1998.

The effective income tax rate was 38.0% in the third quarter of fiscal 1999, consistent with the prior fiscal year and the prior quarter.

Cash and cash equivalents increased $4,560,000 (20.5%) to $26,832,000 during the first thirty-nine weeks of the 1999 fiscal year. The principal items favorably affecting the $10,186,000 net cash provided by operating activities were net income of $7,330,000, depreciation of $2,428,000 and accounts receivable reductions of $1,656,000.

Cash used in investing activities for the first thirty-nine weeks of 1999 and 1998 consisted of $3,577,000 and $968,000, respectively, in additions to property, plant and equipment. This amount reflects the Company's continued modernization of manufacturing facilities and investment in transportation equipment.

Cash used for financing activities consists of cash dividends in the amount of $2,050,000 and $1,864,000 in the first thirty-nine weeks of fiscal years 1999 and 1998, respectively.

The Company remained free of interest bearing debt during the first thirty-nine weeks of 1999. The Company's revolving line of credit with Bank of America expires April 30, 2001 and provides for borrowings up to $2,000,000. The Company has not borrowed under the line for more than twelve consecutive years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have significant overall currency exposure at July 30, 1999 and October 30, 1998. The Company's financial instruments consist of cash and cash equivalents and life insurance policies at July 30, 1999 and October 30, 1998 and the carrying value of the Company's financial instruments approximated their fair market values based on current market prices and rates. It is not the Company's policy to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure.

Item 6.

Exhibits and Reports on Form 8-K

(a) Exhibits:

         27 - Financial Data Schedule for the 39 weeks ended July 30,1999 submitted to the Securities and Exchange Commission in electronic format (for SEC information only)

(b) Reports on Form 8-K:

No Report on Form 8-K has been filed during the quarter for which this report is filed.


                                                               Page 8 of 8 pages

                                 EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------
  27              Financial Data Schedule