Form 10-K405
period 1999-10-29
BRIDGFORD FOODS CORP
filed 2000-01-26
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 29, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


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

                                 (714) 526-5533
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on January 19, 2000 was $33,530,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 11,369,812 shares of Common Stock, par value of $1.00 per share, as of January 19, 2000.

DOCUMENTS INCORPORATED BY REFERENCE
Items 5, 6, 7 and 8 of Part II are incorporated by reference from the registrant's Annual Report to Shareholders for the fiscal year ended October 29, 1999. Items 10, 11, 12 and 13 of Part III are incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held March 15, 2000.

                                     PART I

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

        Description of Business
        -----------------------

        The Company operates in one business segment - the manufacture and distribution of frozen, refrigerated and snack food products. The products manufactured and distributed by the Company consist of an extensive line of food products, including a variety of sliced luncheon meats and cheeses, wieners, bacon, sandwiches, dry sausages, biscuits, bread dough items and roll dough items. The products purchased by the Company for resale include a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products. In the aggregate, the Company manufactures or distributes a product line consisting of a total of approximately 490 food products.

                                                                            1999            1998           1997
                                                                            ----            ----           ----
Products manufactured or processed by the Company                            69%             78%            82%
Items manufactured or processed by third parties for distribution
                                                                             31%             22%            18%
                                                                            ---             ---            ---
                                                                            100%            100%           100%
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

        The Company has two classes of similar food products, each of which has accounted for 10% or more of consolidated sales in the prior three fiscal years listed below. The following table shows sales, as a percentage of consolidated sales, for each of these two classes of similar products for each of the last three fiscal years:

                                               1999         1998         1997
                                               ----         ----         ----
    Frozen Food Products                        38%          41%          44%

    Refrigerated and Snack Food Products        62%          59%          56%
                                               ---          ---          ---
                                               100%         100%         100%
                                               ===          ===          ===

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

        Marketing, Sales and Distribution
        ---------------------------------

        The Company markets and sells its products with its own sales force, brokers, cooperatives, wholesalers and independent distributors. Currently, products are sold by the Company's own sales force to approximately 29,000 retail food stores located in 49 states and Canada. In addition, the Company sells its products through wholesalers, cooperatives and distributors to approximately an additional 19,000 retail outlets and 19,000 restaurants and institutions.

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

        Employees
        ---------

        At the end of fiscal 1999, the Company had approximately 670 employees, approximately one-half of whose employment relationship with the Company was governed by collective bargaining agreements. These agreements currently expire between March 2000 and August 2002. The Company believes that its relationship with its employees is good.

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

        Year 2000
        ---------

        The Year 2000 problem concerns the inability of information systems to properly recognize and process date-sensitive information on and beyond January 1, 2000. The Company's information, financial and administrative, process control and manufacturing operating systems and related software are all Year 2000 compliant.

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

The Company is also dependent upon customers for sales and cash flow. Year 2000 interruptions in the Company's customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the Company's customer base is generally broad enough to minimize the affects of a single occurrence. Management has monitored and will continue to monitor the status of customers as a means of determining risks to our business.

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

The total costs that the Company incurs in connection with the Year 2000 problem will be influenced by management's ability to accurately identify Year 2000 systems' flaws, the nature and amount of programming required to fix affected programs, the related labor and or consulting costs for such remediation and the ability of third parties with whom we have business relationships to successfully address their own Year 2000 concerns. These and other unforeseen factors could have a material adverse affect on the Company's results of operations and financial condition. Nevertheless, management believes the estimated cost of these programs are and will be immaterial to the Company and are not expected to exceed $100,000. Management estimates costs to date to be in the range of $50,000.


ITEM 2. PROPERTIES

The Company owns its headquarters and plant located in Anaheim, California, a 100,000 square-foot processing facility located on five acres of land. The Company owns a 156,000 square-foot processing facility on 1-1/2 acres of land in Chicago, Illinois. In Dallas, Texas, facilities include a 92,000 square-foot food processing facility on 3-3/4 acres of land, a 4,000 square foot warehouse facility on 1.5 acres of land and a 28,000 square foot food processing facility on 1-3/4 acres of land. In Statesville, North Carolina, a new 42,000 square foot, state of the art frozen food plant on 7 acres of land was completed in April 1996. The foregoing plants are, in general, fully utilized by the Company for processing, warehousing, distributing and administrative purposes. In addition, the Company owns an unoccupied 2,500 square-foot warehouse on 1/3 acre of land in Modesto, California. At October 29, 1999, the Company also owned land in San Diego, California. In November 1999 the Company sold this land as a result of eminent domain proceedings and recognized a pre-tax gain of approximately $675,000.

        The Company leases small warehouse and/or office facilities through the United States and Canada. The Company believes that its properties are adequate to satisfy its foreseeable needs. Additional properties may be acquired and/or plants expanded if favorable opportunities and conditions arise.

ITEM 3. LEGAL PROCEEDINGS

        No material legal proceedings were pending at October 29, 1999 against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the Company's shareholders during the fourth quarter of the fiscal year ended October 29, 1999.


EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, ages and positions of all the executive officers of the Company as of January 1, 2000 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders. All executive officers are full-time employees of the Company, except for Hugh Wm. Bridgford, who works 80% of full-time.

Name                    Age     Position(s) with the Company
----                    ---     ----------------------------
Allan L. Bridgford      64      Chairman and member of the Executive Committee

Robert E. Schulze       65      President and member of the Executive Committee

Hugh Wm. Bridgford      68      Vice President and Chairman of the Executive Committee

Salvatore F. DeGeorge   68      Senior Vice President

Lawrence D. English     68      Vice President


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        The Company's Common Stock, par value $1.00 per share (the "Common Stock"), is traded in the over-the-counter market and prices are quoted on The Nasdaq National Market under the symbol "BRID." As of January 1, 2000, there were 535 holders of record of the Company's Common Stock. The market price and dividend information with respect to the Company's Common Stock are set forth on the inside cover of the Company's 1999 Annual Report to Shareholders incorporated herein by reference. Future dividends will be dependent upon future earnings, financial requirements and other factors.

ITEM 6. SELECTED FINANCIAL DATA

        The information set forth on page 4 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information set forth on pages 4 and 5 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have significant overall currency exposure at October 29,1999. The Company's financial instruments consist of cash and cash equivalents and life insurance policies at October 29,1999 and the carrying value of the Company's financial instruments approximated their fair market values based on current market prices and rates. It is not the Company's policy to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information set forth on pages 6 through 11 of the Company's 1999 Annual Report to Shareholders in the sections thereof entitled "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information set forth in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders to be held on March 15, 2000 is incorporated herein by reference. Information concerning the executive officers of the Company is set forth in Part I hereof under the heading "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

        Information set forth in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders to be held on March 15, 2000 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information set forth in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders to be held on March 15, 2000 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information set forth in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be held on March 15, 2000 is incorporated herein by reference.

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

        (b) Report on Form 8-K. The Company did not file a Current Report on Form 8-K during the quarter ended October 29, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BRIDGFORD FOODS CORPORATION

                                        By:  /s/ Allan L. Bridgford
                                             ----------------------------
                                             Allan L. Bridgford, Chairman

                                             Date:  January 21, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                    Title                        Date
     ---------                    -----                        ----

/s/ Allan L. Bridgford         Chairman                  January 21, 2000
----------------------
Allan L. Bridgford

/s/ Robert E. Schulze          President                 January 21, 2000
---------------------
Robert E. Schulze

/s/ Hugh Wm. Bridgford         Vice President            January 21, 2000
----------------------
Hugh Wm. Bridgford

/s/ Paul A. Gilbert            Director                  January 10, 2000
-------------------
Paul A. Gilbert

/s/ John W. McNevin            Director                  January 10, 2000
-------------------
John W. McNevin

/s/ Steven H. Price            Director                  January 10, 2000
-------------------
Steven H. Price

/s/ Norman V. Wagner II        Director                  January 10, 2000
-----------------------
Norman V. Wagner II

/s/ Paul R. Zippwald           Director                  January 10, 2000
--------------------
Paul R. Zippwald

                           BRIDGFORD FOODS CORPORATION
                           ---------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


       The consolidated financial statements of the Registrant and its subsidiaries, including the report thereon of PricewaterhouseCoopers LLP dated December 10, 1999, appearing on pages 6 through 11 of the accompanying 1999 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the 1999 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K. The following Financial Statement Schedules should be read in conjunction with the financial statements in such 1999 Annual Report to Shareholders.

                                                               Page
                                                               ----
Report of Independent Accountants on Financial
 Statement Schedules                                           F-1

Financial Statement Schedules for the three years ended October 29, 1999:

Schedule II - Valuation and Qualifying Accounts
 Accounts                                                      F-2

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                      ------------------------------------

                          FINANCIAL STATEMENT SCHEDULES
                          -----------------------------


To the Board of Directors of
Bridgford Foods Corporation

Our audits of the consolidated financial statements referred to in our report dated December 10, 1999 appearing on page 11 of the 1999 Annual Report to Shareholders of Bridgford Foods Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
Costa Mesa, California
December 10, 1999

                           BRIDGFORD FOODS CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                  Provision for       Accounts       Balance at
                   Balance at       losses on        written off        close
                    beginning       Accounts            less             of
                    of period      Receivable        Recoveries        period
                   ----------     -------------      -----------     ----------

                                  October 31, 1997
                                  ----------------
Allowance for
doubtful
accounts             $503,585        $149,150           $75,579         $577,156
                     ========        ========           =======         ========

                                  October 30, 1998
                                  ----------------

Allowance for
doubtful
accounts             $577,156        $254,150          $248,519         $582,787
                     ========        ========          ========         ========

                                  October 29, 1999
                                  ----------------

Allowance for
doubtful
accounts             $582,787        $221,650          $157,218         $647,219
                     ========        ========          ========         ========

                           BRIDGFORD FOODS CORPORATION

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
  No.                                                                                                             Page No.
-------                                                                                                           --------
   3.1     Articles of Incorporation (filed as Exhibit 1 to Form  10 on January 28,1993 and incorporated            NA
           herein by reference).

   3.2     Amendment to Articles of Incorporation dated June 24, 1954 (filed as Exhibit 1-a to Form 10 on           NA
           January 28,1993 and incorporated herein by reference).

   3.3     Amendment to Articles of Incorporation dated September 30, 1955 (filed as Exhibit 1-c to Form 10         NA
           on January 28,1993 and incorporated herein by reference).

   3.4     Amendment to Articles of Incorporation dated April 3, 1963 (filed as Exhibit 1-c to Form 10 on           NA
           January 28,1993 and incorporated herein by reference).

   3.5     Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10 on          NA
           January 28, 1993 and incorporated herein by reference).

   3.6     Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10 on          NA
           January 28, 1993 and incorporated herein by reference).

   3.7     By-laws, as amended (filed as Exhibit 2 to Form 10 on January 28,1993 and incorporated herein by
           reference).                                                                                              NA

  10.1     Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit NA 10.1 to Form 10 on
           January 28, 1993 and incorporated herein by reference).

  10.2     Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to Form        NA
           10 January 28, 1993 and incorporated herein by reference).

  10.3     Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as Exhibit 10.3 to Form 10         NA
           January 28, 1993 and incorporated herein by reference).

  13.1     1999 Annual Report to Shareholders.                                                                       -

  21.1     Subsidiaries of the Registrant.                                                                           -

  27.1     Financial Data Schedule for the fiscal year ended October 29, 1999 submitted to the Securities            -
           Exchange Commission in electronic format (for SEC information only).