Form 10-Q
period 2000-01-28
BRIDGFORD FOODS CORP
filed 2000-03-13
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (MARK ONE)
            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 2000

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

     As of March 13, 2000 the registrant had 10,889,312 shares of common stock outstanding.


                   Number of pages in this Form 10-Q     8

(end of cover page)                                            Page 1 of 8 pages

                           BRIDGFORD FOODS CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                                      INDEX

Part I.  Financial Information

  Item 1.  Financial Statements

          a. Consolidated Balance Sheets at January 28, 2000 and October 29,
             1999

          b. Consolidated Statements of Income for the 13 weeks ended January 28, 2000 and January 29, 1999

          b. Consolidated Statements of Shareholders' Equity for the 13 weeks ended January 28, 2000 and January 29, 1999

          c. Consolidated Statements of Cash Flows for the 13 weeks ended January 28, 2000 and January 29, 1999

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

                                           BRIDGFORD FOODS CORPORATION
                                           ---------------------------
                                                   (Registrant)



                                            By: /s/  Robert E. Schulze
                                                --------------------------------
March 13, 2000                                  R. E. Schulze, President,
Date                                            Principal Financial Officer


                                                               Page 2 of 8 pages

Item 1. a.

                           BRIDGFORD FOODS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                JANUARY 28       OCTOBER 29
                                                                   2000             1999
                                                                -----------      -----------
                                                                (UNAUDITED)       (AUDITED)
                                     ASSETS
Current assets:

   Cash and cash equivalents                                    $25,507,239      $25,020,839
   Accounts receivable, less allowance
     for doubtful accounts of $683,655
     and $647,219                                                11,617,612       13,689,463
   Inventories (Note 2)                                          13,206,682       16,149,918
   Prepaid expenses and other current assets                      2,601,910        2,376,706
                                                                -----------      -----------

        Total current assets                                     52,933,443       57,236,926

Property, plant and equipment, less
  accumulated depreciation of $31,462,553
  and $30,533,865                                                18,074,904       17,764,652
Other non-current assets                                         10,173,951       10,467,898
                                                                -----------      -----------
                                                                $81,182,298      $85,469,476
                                                                ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                             $ 4,550,469      $ 5,849,237
   Accrued payroll and other expenses                             6,659,038        6,759,979
   Income taxes payable                                             508,510          867,510
                                                                -----------      -----------

        Total current liabilities                                11,718,017       13,476,726
                                                                -----------      -----------

Non-current liabilities                                          13,109,341       13,857,885
                                                                -----------      -----------

Shareholders' equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 11,002,312 and                     11,059,195       11,426,695
     11,369,812 shares
   Capital in excess of par value                                23,339,246       26,347,123

   Retained earnings                                             21,956,499       20,361,047
                                                                -----------      -----------
        Total shareholders' equity                               56,354,940       58,134,865
                                                                -----------      -----------
                                                                $81,182,298      $85,469,476
                                                                ===========      ===========


See accompanying notes to condensed financial statements.


                                                               Page 3 of 8 pages

        Item 1. b.

                           BRIDGFORD FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                            13 WEEKS ENDED
                                    --------------------------------
                                    JANUARY 28           JANUARY 29
                                       2000                  1999
                                    -----------          -----------
Net sales                           $40,343,872          $36,559,632
                                    -----------          -----------
Cost of products sold,
  excluding depreciation             24,448,917           21,190,270
Selling, general and
  administrative expenses            11,109,929           10,332,169
Depreciation                            928,688              809,250
                                    -----------          -----------
                                     36,487,534           32,331,689
                                    -----------          -----------

Income before taxes                   3,856,338            4,227,943

Income tax provision                  1,465,000            1,607,000
                                    -----------          -----------

Net income                          $ 2,391,338          $ 2,620,943
                                    ===========          ===========

Basic earnings
  per share (Note 3)                $      0.21          $      0.23
                                    ===========          ===========

Diluted earnings per share          $      0.21          $      0.23
                                    ===========          ===========

Cash dividends paid
  per share (Note 3)                $      0.07          $      0.06
                                    ===========          ===========


                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                   (UNAUDITED)

                                    Common Stock              Capital
                            ---------------------------      in excess       Retained
                               Shares          Amount          of par        earnings
                            -----------    ------------    ------------    -----------
October 30, 1998             11,369,812    $ 11,426,695    $ 26,347,123    $13,068,430
  Net income                                                                 2,620,943
  Cash dividends
  ($.06 per share)                                                            (685,322)
                            -----------    ------------    ------------    -----------
January 29, 1999             11,369,812    $ 11,426,695    $ 26,347,123    $15,004,052
                            ===========    ============    ============    ===========

October 29, 1999             11,369,812    $ 11,426,695    $ 26,347,123    $20,361,047
  Net income                                                                 2,391,338
  Shares repurchased           (367,500)       (367,500)     (3,007,877)
  Cash dividends
  ($.07 per share)                                                            (795,886)
                            -----------    ------------    ------------    -----------
January 28, 2000             11,002,312    $ 11,059,195    $ 23,339,246    $21,956,499
                            ===========    ============    ============    ===========


See accompanying notes to condensed financial statements.


                                                               Page 4 of 8 pages

        Item 1.c.

                           BRIDGFORD FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    13 WEEKS ENDED
                                                           --------------------------------
                                                            JANUARY 28          JANUARY 29
                                                               2000                1999
                                                           ------------        ------------
Cash flows from operating activities:

  Net income                                               $  2,391,338        $  2,620,943

  Income charges not affecting cash:
    Depreciation                                                928,688             809,250
    Provision for losses on accounts receivable                  35,913              35,913
    Gain on sale of land                                       (675,000)           (615,432)
Effect on cash of changes in assets and liabilities:
    Accounts receivable                                       2,035,938           2,528,745
    Inventories                                               2,943,236           2,129,314
    Prepaid expenses and other                                 (225,204)            (28,313)
    Other non-current assets                                    293,947             152,285
    Accounts payable and accrued expenses                    (1,399,709)           (904,337)
    Income taxes payable                                       (359,000)           (495,000)
    Non-current liabilities                                    (748,544)           (300,751)
                                                           ------------        ------------

       Net cash provided by operating activities              5,221,603           5,932,617
                                                           ------------        ------------

Cash used in investing activities:
     Proceeds from sale of land                                 675,000             615,432
     Additions to property, plant and equipment              (1,238,939)           (826,120)
                                                           ------------        ------------

      Net cash provided by investing activities                (563,939)           (210,688)

Cash used for financing activities:
     Shares repurchased                                      (3,375,377)
     Cash dividends paid                                       (795,887)           (685,322)
                                                           ------------        ------------

      Net cash used in financing activities                  (4,171,264)           (685,322)

Net  increase in cash and cash equivalents                      486,400           5,036,607

Cash and cash equivalents at beginning of period             25,020,839          22,272,141
                                                           ------------        ------------

Cash and cash equivalents at end of period                 $ 25,507,239        $ 27,308,748
                                                           ============        ============

Cash paid for income taxes                                 $  2,335,000        $  2,811,000
                                                           ============        ============


See accompanying notes to condensed financial statements.


                                                               Page 5 of 8 pages

Item 1.d.

                           BRIDGFORD FOODS CORPORATION


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - General Comments

     The consolidated financial statements of the Company for the thirteen weeks ended January 28, 2000 have been prepared in conformity with the accounting principles described in the 1999 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 1999 Annual Report to Shareholders. In November 1999 the City of San Diego (California) Redevelopment Agency acquired, under eminent domain proceedings, land owned by the Company and a pretax gain of $675,000 was realized. This gain is netted against selling, general and administrative expenses in the accompanying consolidated statements of income. A similar transaction resulted in a pretax gain of $615,000 in the first quarter of the 1999 fiscal year.


Note 2 - Inventories

     Inventories are comprised as follows at the respective periods:

                                  JANUARY 28        OCTOBER 29
                                     2000              1999
                                  -----------       -----------
          Meat, ingredients
            and supplies          $ 3,459,766       $ 3,287,918
          Work in progress          1,303,849         1,837,000
          Finished goods            8,443,067        11,025,000
                                  -----------       -----------
                                  $13,206,682       $16,149,918
                                  ===========       ===========


Note 3 - Common Stock and Per Share Data

     The weighted average shares used for computing basic earnings per share in the accompanying statements of income were 11,306,196 for the quarter ended January 28, 2000 and 11,369,812 for the quarter ended January 29,1999. Share used to compute diluted earnings per share were 11,581,196 for the quarter ended January 28, 2000.

                                                               Page 6 of 8 pages

Item 2.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q and in Bridgford Foods Corporation's Annual Report on Form 10-K for the fiscal year ended October 29, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company's operating results are heavily dependent upon the prices paid for raw materials. The marketing of the company's value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Costs for meat commodity products increased in the first quarter of fiscal 2000.

Sales increased by $3,784,000 (10.4%) to $40,344,000 in the first thirteen weeks of the 2000 fiscal year compared to the same period last year. Compared to the prior thirteen-week period, sales increased $3,612,000 (9.8%). The sales increase compared to the first thirteen weeks of 1999 relates primarily to higher unit sales volume. The sales increase compared to the prior thirteen-week period ended October 29, 1999 relates to changes in product mix and increases in sales volume.

Cost of products sold increased by $3,259,000 (15.4%) in the first thirteen weeks of the 2000 fiscal year to $24,449,000 compared to the same period in 1999. Compared to the prior thirteen-week period, cost of products sold increased $2,756,000 (12.7%) due primarily to higher unit sales and changes in product mix. The increases in cost of sales did not correspond to the sales increases primarily as a result of higher meat commodity costs in the first quarter of fiscal year 2000.

Selling, general and administrative expenses increased by $778,000 (7.5%) to $11,110,000 in the first thirteen weeks of 2000 compared to the same period last year. The increase primarily relates to higher sales volume compared to the prior year. Compared to the prior thirteen-week period, selling, general and administrative expenses increased by $1,283,000 (13.1%) primarily as a result of increased sales and seasonal characteristics.

Depreciation expense increased by $119,000 (14.8%) in the first thirteen weeks of the 2000 fiscal year compared to the same period in 1999. Depreciation expense was $64,000 (7.4%) higher than in the prior thirteen-week period. This increase reflects higher capital expenditures during the 1999 fiscal year compared to recent years.



Page 7 of 8 pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

The effective income tax rate was 38.0% in the first thirteen weeks of fiscal 2000, consistent with the prior fiscal year and the prior thirteen-week period.

Cash and cash equivalents increased $486,000 (1.9%) to $25,507,000 during the first thirteen weeks of the 2000 fiscal year. The principal items affecting the $5,222,000 net cash provided by operating activities were net income of $2,391,000 and accounts receivable and inventory reductions of $2,036,000 and $2,943,000, respectively.

Cash used in investing activities for the first thirteen weeks of fiscal 2000 consisted of $564,000 (net of proceeds from the sale of land in the amount of $675,000) in additions to property, plant and equipment. This amount reflects the Company's continued investment in manufacturing and transportation equipment.

Cash used for financing activities consists of cash dividends in the amount of $796,000 and $685,000, respectively, in the first thirteen weeks of fiscal years 2000 and 1999. The increase results from a 1-cent per share increase in the cash dividend declared in November 1999. In addition, 367,500 shares of common stock were repurchased in the first quarter of fiscal year 2000 in the total amount of $3,375,000.

The Company remained free of interest bearing debt during the first thirteen weeks of 2000. The Company's revolving line of credit with Bank of America expires April 30, 2001 and provides for borrowings up to $2,000,000. The Company has not borrowed under the line for more than thirteen consecutive years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company does not have significant overall currency exposure at January 28, 2000 and January 29, 1999. The Company's financial instruments consist of cash and cash equivalents and life insurance policies at January 28, 2000 and January 29, 1999 and the carrying value of the Company's financial instruments approximated their fair market values based on current market prices and rates. It is not the Company's policy to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure.

Item 6.
Exhibits and Reports on Form 8-K

(a) Exhibits:

27 - Financial Data Schedule for the 13 weeks ended January 28, 2000, submitted to the Securities and Exchange Commission in Electronic format (for SEC information only)

(b) - Reports on Form 8-K

No Report on Form 8-K has been filed during the quarter for which this report is filed.



Page 8 of 8 pages

                                 EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------

  27 Financial Data Schedule for the 13 weeks ended January 28, 2000, submitted to the Securities and Exchange Commission in Electronic format (for SEC information only)