Form 10-K405/A
period 1999-10-29
BRIDGFORD FOODS CORP
filed 2000-04-04
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A


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


                                             Date:  April 4, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                    Title                      Date
     ---------                    -----                      ----

/s/ Allan L. Bridgford         Chairman                  April 4, 2000
----------------------
Allan L. Bridgford

/s/ Robert E. Schulze          President                 April 4, 2000
---------------------
Robert E. Schulze

/s/ Hugh Wm. Bridgford         Vice President            April 4, 2000
----------------------
Hugh Wm. Bridgford

/s/ Paul A. Gilbert            Director                  April 4, 2000
-------------------
Paul A. Gilbert

/s/ John W. McNevin            Director                  April 4, 2000
-------------------
John W. McNevin

/s/ Steven H. Price            Director                  April 4, 2000
-------------------
Steven H. Price

/s/ Norman V. Wagner II        Director                  April 4, 2000
-----------------------
Norman V. Wagner II

/s/ Paul R. Zippwald           Director                  April 4, 2000
--------------------
Paul R. Zippwald

                                 Exhibit Index

Exhibit
  No.                    Description
-------                  -----------

 13.1                    1999 Annual Report to Shareholders