Form 10-Q
period 2000-04-28
BRIDGFORD FOODS CORP
filed 2000-06-09
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 28, 2000

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

                                 Yes [X] No [ ]

          As of June 9, 2000 the registrant had 10,822,812 shares of common stock outstanding.

                       Number of pages in this Form 10-Q 8

(end of cover page)                                            Page 1 of 9 pages

                           BRIDGFORD FOODS CORPORATION

                           FORM 10-Q QUARTERLY REPORT

                                      INDEX

Part I. Financial Information

     Item 1. Financial Statements

          a. Consolidated Condensed Balance Sheets at April 28, 2000 and October 29, 1999

          b. Consolidated Condensed Statements of Income for the 13 and 26 weeks ended April 28, 2000 and April 30, 1999

          c. Consolidated Condensed Statements of Shareholders' Equity for the 26 weeks ended April 28, 2000 and April 30,1999

          d. Consolidated Condensed Statements of Cash Flows for the 26 weeks ended April 28, 2000 and April 30,1999

          e. Notes to Consolidated Condensed Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part II. Other Information

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 6. Exhibits and Reports on Form 8-K

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

                                            BRIDGFORD FOODS CORPORATION
                                            ---------------------------
                                                    (Registrant)


                                            By: /s/ ROBERT E. SCHULZE
                                                --------------------------
Date: June 9, 2000                                  R. E. Schulze, President,
                                                    Principal Financial Officer


                                                               Page 2 of 9 pages

Item 1. a.
                           BRIDGFORD FOODS CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     APRIL 28          OCTOBER 29
                                                       2000               1999
                                                    (UNAUDITED)         (AUDITED)
                                                    -----------        -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                        $24,020,907        $25,020,839
   Accounts receivable, less allowance
     for doubtful accounts of $633,506
     and $647,219                                    12,203,256         13,689,463
   Inventories (Note 2)                              14,518,482         16,149,918
   Prepaid expenses and other current assets          2,229,371          2,376,706
                                                    -----------        -----------
        Total current assets                         52,972,016         57,236,926

Property, plant and equipment, less
  accumulated depreciation of $32,393,834
  and $30,533,865                                    18,342,893         17,764,652

Other non-current assets                             10,808,151         10,467,898
                                                    -----------        -----------
                                                    $82,123,060        $85,469,476
                                                    ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                 $ 4,599,209        $ 5,849,237
   Accrued payroll and other expenses                 6,609,281          6,759,979
   Income taxes payable                                 401,510            867,510
                                                    -----------        -----------

        Total current liabilities                    11,610,000         13,476,726
                                                    -----------        -----------

Non-current liabilities                              14,060,591         13,857,885
                                                    -----------        -----------

Shareholders' equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 10,837,812 and         10,894,695         11,426,695
     11,369,812 shares
   Capital in excess of par value                    21,989,058         26,347,123

   Retained earnings                                 23,568,716         20,361,047
                                                    -----------        -----------
                                                     56,452,469         58,134,865
                                                    -----------        -----------
                                                    $82,123,060        $85,469,476
                                                    ===========        ===========

See accompanying notes to consolidated condensed financial statements.

                                                               Page 3 of 9 pages

Item 1. b.

                           BRIDGFORD FOODS CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          13 WEEKS ENDED                       26 WEEKS ENDED
                                  ------------------------------        ------------------------------
                                    APRIL 28          APRIL 30           APRIL 28           APRIL 30
                                      2000              1999               2000               1999
                                  -----------        -----------        -----------        -----------
Net sales                         $36,815,709        $33,138,899        $77,159,581        $69,698,531
                                  -----------        -----------        -----------        -----------
Cost of products sold,
  excluding depreciation           21,841,309         18,749,431         46,290,226         39,939,701
Selling, general and
  administrative expenses          10,211,761          9,359,456         21,321,690         19,691,625
Depreciation                          932,169            809,250          1,860,857          1,618,500
                                  -----------        -----------        -----------        -----------
                                   32,985,239         28,918,137         69,472,773         61,249,826
                                  -----------        -----------        -----------        -----------

Income before taxes                 3,830,470          4,220,762          7,686,808          8,448,705

Income tax provision                1,456,000          1,604,000          2,921,000          3,211,000
                                  -----------        -----------        -----------        -----------

Net income                        $ 2,374,470        $ 2,616,762        $ 4,765,808        $ 5,237,705
                                  ===========        ===========        ===========        ===========

Basic and diluted earnings
  per share (Note 3)              $      0.22        $      0.23        $      0.43        $      0.46
                                  ===========        ===========        ===========        ===========

Cash dividends paid
  per share (Note 3)              $      0.07        $      0.06        $      0.14        $      0.12
                                  ===========        ===========        ===========        ===========

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                            Common Stock                    Capital
                                  -------------------------------          in excess            Retained
                                    Shares              Amount              of par              earnings
                                  ----------         ------------         ------------         -----------
October 30, 1998                  11,369,812         $ 11,426,695         $ 26,347,123         $13,068,430
  Net income                                                                                     5,237,705
  Cash dividends (Note 3)
   ($.12 per share)                                                                             (1,367,511)
                                 -----------         ------------         ------------         -----------
April 30, 1999                    11,369,812         $ 11,426,695         $ 26,347,123         $16,938,624
                                 ===========         ============         ============         ===========

October 29, 1999                  11,369,812         $ 11,426,695         $ 26,347,123         $20,361,047
  Net income                                                                                     4,765,808
  Shares repurchased                (532,000)            (532,000)          (4,358,065)
  Cash dividends
   ($.14 per share)                                                                             (1,558,139)
                                 -----------         ------------         ------------         -----------
April 28, 2000                    10,837,812         $ 10,894,695         $ 21,989,058         $23,568,716
                                 ===========         ============         ============         ===========

See accompanying notes to consolidated condensed financial statements.

                                                               Page 4 of 9 pages

Item 1.c.

                           BRIDGFORD FOODS CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     26 WEEKS ENDED
                                                            ---------------------------------
                                                              APRIL 28             APRIL 30
                                                                2000                 1999
                                                            ------------         ------------
Cash flows from operating activities:
  Net income                                                $  4,765,808         $  5,237,705

  Income charges not affecting cash:
    Depreciation                                               1,860,857            1,618,500
    Provision for losses on accounts receivable                   91,325               71,825
    Gain on sale of land                                        (675,000)            (615,432)
Effect on cash of changes in assets and liabilities:
    Accounts receivable                                        1,394,882            2,116,903
    Inventories                                                1,631,436            1,255,569
    Prepaid expenses and other                                   147,335              242,720
    Other non-current assets                                    (340,253)            (534,460)
    Accounts payable and accrued expenses                     (1,400,726)            (524,506)
    Income taxes payable                                        (466,000)            (674,000)
    Non-current liabilities                                      202,706              650,499
                                                            ------------         ------------

       Net cash provided by operating activities               7,212,370            8,845,323
                                                            ------------         ------------

Cash used in investing activities:
     Proceeds from sale of land                                  675,000              615,432
     Additions to property, plant and equipment               (2,439,098)          (2,153,807)
                                                            ------------         ------------

      Net cash used in investing activities                   (1,764,098)          (1,538,375)
                                                            ------------         ------------

Cash used for financing activities:
     Shares repurchased                                       (4,890,065)
     Cash dividends paid                                      (1,558,139)          (1,367,511)
                                                            ------------         ------------

      Net cash used in financing activities                   (6,448,204)          (1,367,511)
                                                            ------------         ------------

Net increase (decrease) in cash and cash equivalents            (999,932)           5,939,437

Cash and cash equivalents at beginning of period              25,020,839           22,272,141
                                                            ------------         ------------

Cash and cash equivalents at end of period                  $ 24,020,907         $ 28,211,578
                                                            ============         ============

Cash paid for income taxes                                  $  4,007,950         $  4,650,750
                                                            ============         ============

See accompanying notes to consolidated condensed financial statements.

                                                               Page 5 of 9 pages

Item 1.d.

                           BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - General Comments

      The consolidated financial statements of the Company for the twenty-six weeks ended April 28, 2000 have been prepared in conformity with the accounting principles described in the 1999 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 1999 Annual Report to Shareholders. In November 1999 the City of San Diego (California) Redevelopment Agency acquired, under eminent domain proceedings, land owned by the Company and a pretax gain of $675,000 was realized. This gain is netted against selling, general and administrative expenses in the accompanying consolidated statements of income. A similar transaction resulted in a pretax gain of $615,000 in the first quarter of the 1999 fiscal year.

Note 2 - Inventories

      Inventories are comprised as follows at the respective periods:

                                     APRIL 28            OCTOBER 29
                                       2000                 1999
                                   -----------          -----------
      Meat, ingredients
        and supplies               $ 4,089,910          $ 3,287,918
      Work in progress               2,816,987            1,837,000
      Finished goods                 7,611,585           11,025,000
                                   -----------          -----------
                                   $14,518,482          $16,149,918
                                   ===========          ===========

Note 3 - Common Stock and Per Share Data

      The weighted average shares used for computing basic and diluted earnings per share in the accompanying statements of income were 11,102,587 and 10,898,977 for the twenty-six and thirteen weeks ended April 28, 2000 and 11,369,812 for the twenty-six and thirteen weeks ended April 30,1999.

                                                               Page 6 of 9 pages

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company's operating results are heavily dependent upon the prices paid for raw materials. The marketing of the Company's value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Costs for meat commodity products increased in the first and second quarters of fiscal 2000.

Sales increased by $3,677,000 (11.1%) to $36,816,000 in the second thirteen weeks of the 2000 fiscal year compared to the same period last year. Sales for the second thirteen weeks decreased $3,528,000 (8.8%) compared to the previous thirteen-week period ended January 28, 2000. The sales increase compared to the second quarter of 1999 relates primarily to higher unit sales volume. The sales decrease from the prior fiscal quarter relates to changes in product mix and seasonal characteristics. Sales for the first twenty-six weeks of 1999 increased $7,461,000 (10.7%) to $77,160,000 compared to the same period last year. The increase in sales primarily relates to higher unit sales volume and changes in product mix.

Cost of products sold increased by $3,092,000 (16.5%) in the second thirteen weeks of the 2000 fiscal year to $21,841,000 compared to the same period in 1999. Compared to the prior thirteen-week period, cost of products sold decreased $2,608,000 (10.7%). The increase in cost of products sold in the second thirteen-week period primarily relates to increased unit sales volume and increased pork commodity costs. The decrease in cost of products sold compared to the prior quarter relates primarily to changes in product mix and seasonal characteristics. Cost of products sold for the first twenty-six weeks of 2000 increased $6,351,000 (15.9%) to $46,290,000. The percentage increase in cost of products sold did not correspond to the sales increase in the first twenty-six weeks of fiscal 2000 primarily as a result of higher pork commodity costs compared to the same period in the prior year.

Selling, general and administrative expenses increased by $852,000 (9.1%) to $10,212,000 in the second thirteen weeks of 2000 compared to the same period last year. The increase primarily relates to higher sales volume compared to the prior year. Compared to the prior thirteen-week period, selling, general and administrative expenses decreased by $898,000 (8.1%). The significant decrease in selling, general and administrative expenses compared to the prior thirteen-week period relates to the decrease in sales and seasonal characteristics. Selling, general and administrative expenses increased $1,630,000 (8.3%) in the first twenty-six weeks of fiscal 2000. The increase primarily relates to higher sales volume compared to the prior year.

                                                               Page 7 of 9 pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation expense increased by $123,000 (15.2%) in the second thirteen weeks of the 2000 fiscal year compared to the same period in 1999. This increase reflects higher capital expenditures during the 1999 and 2000 fiscal years compared to recent years. Depreciation expense increased by $242,000 (15.0%) in the first twenty-six weeks of the 2000 fiscal year compared to the same period in 1999.

The effective income tax rate was 38.0% in the first twenty-six weeks of fiscal 2000, consistent with the prior fiscal year and the prior thirteen-week period.

Cash and cash equivalents decreased $1,000,000 (4%) to $24,021,000 during the first twenty-six weeks of the 2000 fiscal year. The principal items affecting the $7,212,000 net cash provided by operating activities were net income of $4,766,000 and accounts receivable and inventory reductions of $1,395,000 and $1,631,000, respectively.

Cash used in investing activities for the first twenty-six weeks of fiscal 2000 consisted of $1,764,000 (net of proceeds from the sale of land in the amount of $675,000) in additions to property, plant and equipment. This amount reflects the Company's continued investment in manufacturing and transportation equipment.

Cash used for financing activities consists of cash dividends in the amount of $1,558,000 and $1,368,000, respectively, in the first twenty-six weeks of fiscal years 2000 and 1999. The increase results from a one-cent per share increase in quarterly cash dividends beginning with the one declared November 8, 1999. In addition, 532,000 shares of common stock were repurchased in the first twenty-six weeks of fiscal year 2000 in the total amount of $4,890,000. The Board of Directors has approved the repurchase of up to 1,000,000 shares of Company's common stock.

The Company remained free of interest bearing debt during the first twenty-six weeks of 2000. The Company's revolving line of credit with Bank of America expires April 30, 2002 and provides for borrowings up to $2,000,000. The Company has not borrowed under the line for more than thirteen consecutive years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have significant overall currency exposure at April 28, 2000 and April 30, 1999. The Company's financial instruments consist of cash and cash equivalents and life insurance policies at April 28, 2000 and April 30,1999 and the carrying value of the Company's financial instruments approximated their fair market values based on current market prices and rates. It is not the Company's policy to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure.

                                                               Page 8 of 9 pages

Part II. Other Information

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on Wednesday, March 15, 2000 at the Four Points Sheraton, 1500 South Raymond Avenue, Fullerton, California at 10:00 a.m. Shareholders representing 10,466,744 or 95.3% of the 10,979,312 shares entitled to vote were present in person or by proxy. The following persons were nominated and elected directors. Votes withheld from specific nominees were insignificant.

Hugh Wm. Bridgford          Allan L. Bridgford          Robert E. Schulze
Paul A. Gilbert             John W. McNevin             Steven H. Price
Norman V. Wagner II         Paul R. Zippwald

Votes cast for directors were 10,425,779 FOR and 40,965 ABSTAIN or WITHHELD. Votes cast for the reappointment of PriceWaterhouse Coopers LLP, as the independent public accountants for the Company for 2000 were 10,460,081 FOR, 4,327 AGAINST and 2,336 ABSTAIN or WITHHELD.

ITEM 6.

Exhibits and Reports on Form 8-K

(a) Exhibits:

    27 - Financial Data Schedule for the 26 weeks ended April 28, 2000, submitted to the Securities and Exchange Commission in Electronic format (for SEC information only)

(b) Reports on Form 8-K

No Report on Form 8-K has been filed during the quarter for which this report is filed.

                                                               Page 9 of 9 pages