Form 10-Q
period 2000-07-28
BRIDGFORD FOODS CORP
filed 2000-09-07
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 28, 2000

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

As of September 7, 2000 the registrant had 10,662,812 shares of common stock outstanding.


                     Number of pages in this Form 10-Q   8

(end of cover page)                                            Page 1 of 8 pages

                           BRIDGFORD FOODS CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                                      INDEX

Part I.  Financial Information

  Item 1.  Financial Statements

          a. Consolidated Condensed Balance Sheets at July 28, 2000 and October 29, 1999

          b. Consolidated Condensed Statements of Income for the 13 and 39 weeks ended July 28, 2000 and July 30, 1999

          b. Consolidated Condensed Statements of Shareholders' Equity for the 39 weeks ended July 28, 2000 and July 30,1999

          c. Consolidated Condensed Statements of Cash Flows for the 39 weeks ended July 28, 2000 and July 30,1999

          d. Notes to Consolidated Condensed Financial Statements

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part II.   Other Information

  Item 6. Exhibits and Reports on Form 8-K

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

                                        BRIDGFORD FOODS CORPORATION
                                        ---------------------------
                                              (Registrant)



                                        By: /s/ Robert E. Schulze
                                            ------------------------------------
September 7, 2000                           R. E. Schulze, President,
Date                                        Principal Financial Officer


                                                               Page 2 of 8 pages

Item 1. a.
                           BRIDGFORD FOODS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    JULY 28        OCTOBER 29
                                                     2000             1999
                                                  (UNAUDITED)       (AUDITED)
                                                  -----------      -----------

                                     ASSETS

Current assets:

   Cash and cash equivalents                      $18,099,822      $25,020,839
   Accounts receivable, less allowance
     for doubtful accounts of $626,643
     and $647,219                                  12,487,587       13,689,463
   Inventories (Note 2)                            16,668,806       16,149,918
   Prepaid expenses and other current assets        2,924,956        2,376,706
                                                  -----------      -----------

        Total current assets                       50,181,171       57,236,926

Property, plant and equipment, less
  accumulated depreciation of $33,282,477
  and $30,533,865                                  18,561,814       17,764,652

Other non-current assets                           10,161,238       10,467,898
                                                  -----------      -----------
                                                  $78,904,223      $85,469,476
                                                  ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                               $ 4,089,181      $ 5,849,237
   Accrued payroll and other expenses               6,260,533        6,759,979
   Income taxes payable                               713,510          867,510
                                                  -----------      -----------

        Total current liabilities                  11,063,224       13,476,726
                                                  -----------      -----------

Non-current liabilities                            12,011,841       13,857,885
                                                  -----------      -----------

Shareholders' equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 10,702,812 and
     11,369,812 shares                             10,759,695       11,426,695

   Capital in excess of par value                  20,485,622       26,347,123

   Retained earnings                               24,583,841       20,361,047
                                                  -----------      -----------
                                                   55,829,158       58,134,865
                                                  -----------      -----------
                                                  $78,904,223      $85,469,476
                                                  ===========      ===========


See accompanying notes to consolidated condensed financial statements.

                                                               Page 3 of 8 pages

Item 1. b.
                           BRIDGFORD FOODS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                        13 WEEKS ENDED                      39 WEEKS ENDED
                                -----------------------------      ------------------------------
                                  JULY 28           JULY 30           JULY 28           JULY 30
                                   2000              1999              2000              1999
                                -----------      ------------      ------------      ------------
Net sales                       $36,276,606      $ 32,356,312      $113,436,187      $102,054,843
                                -----------      ------------      ------------      ------------
Cost of products sold,
  excluding depreciation         22,025,980        18,911,321        68,316,206        58,851,023
Selling, general and
  administrative expenses        10,503,261         9,261,316        31,824,951        28,952,940
Depreciation                        888,643           809,250         2,749,500         2,427,750
                                -----------      ------------      ------------      ------------
                                 33,417,884        28,981,887       102,890,657        90,231,713
                                -----------      ------------      ------------      ------------

Income before taxes               2,858,722         3,374,425        10,545,530        11,823,130

Income tax provision              1,086,000         1,282,000         4,007,000         4,493,000
                                -----------      ------------      ------------      ------------

Net income                      $ 1,772,722      $  2,092,425      $  6,538,530      $  7,330,130
                                ===========      ============      ============      ============

Basic earnings per share        $      0.16      $       0.18      $       0.59      $       0.64
                                ===========      ============      ============      ============

Basic shares computed            10,809,098        11,369,812        11,004,757        11,369,812
                                ===========      ============      ============      ============

Diluted earnings per share      $      0.16      $       0.18      $       0.58      $       0.64
                                ===========      ============      ============      ============

Diluted shares computed          10,985,480        11,369,812        11,181,139        11,369,812
                                ===========      ============      ============      ============

Cash dividends paid
  per share                     $      0.07      $       0.06      $       0.21      $       0.18
                                ===========      ============      ============      ============

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                 Capital
                                   Common Stock                 in excess          Retained
                            Shares             Amount             of par           earnings
                          -----------       ------------       ------------       -----------
October 30, 1998           11,369,812       $ 11,426,695       $ 26,347,123       $13,068,430
  Net income                                                                        7,330,130
  Cash dividends
  ($.18 per share)                                                                 (2,049,699)
                           ----------       ------------       ------------       -----------
July 30, 1999              11,369,812       $ 11,426,695       $ 26,347,123       $18,348,861
                           ==========       ============       ============       ===========

October 29, 1999           11,369,812       $ 11,426,695       $ 26,347,123       $20,361,047
  Net income                                                                        6,538,530
  Shares repurchased         (667,000)          (667,000)        (5,861,500)
  Cash dividends
  ($.21 per share)                                                                 (2,315,736)
                           ----------       ------------       ------------       -----------
July 28, 2000              10,702,812       $ 10,759,695       $ 20,485,623       $24,583,841
                           ==========       ============       ============       ===========

See accompanying notes to consolidated condensed financial statements.
                                                               Page 4 of 8 pages

Item 1.c.

                           BRIDGFORD FOODS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  39 WEEKS ENDED
                                                          -------------------------------
                                                            JULY 28            JULY 30
                                                              2000               1999
                                                          ------------       ------------
Cash flows from operating activities:

  Net income                                              $  6,538,530       $  7,330,130

  Income charges not affecting cash:
    Depreciation                                             2,749,500          2,427,750
    Provision for losses on accounts receivable                134,063            107,738
    Gain on sale of land                                      (675,000)          (615,432)
Effect on cash of changes in assets and liabilities:
    Accounts receivable                                      1,067,813          1,656,254
    Inventories                                               (518,888)          (385,776)
    Prepaid expenses and other                                (548,250)           623,513
    Other non-current assets                                   306,660         (1,039,570)
    Accounts payable and accrued expenses                   (2,259,502)        (1,026,578)
    Income taxes payable                                      (154,000)        (1,109,000)
    Non-current liabilities                                 (1,846,044)         1,601,750
                                                          ------------       ------------

       Net cash provided by operating activities             4,794,882          9,570,779
                                                          ------------       ------------

Cash used in investing activities:
     Proceeds from sale of land                                675,000            615,432
     Additions to property, plant and equipment             (3,546,663)        (3,576,701)
                                                          ------------       ------------

       Net cash used in investing activities                (2,871,663)        (2,961,269)
                                                          ------------       ------------

Cash used for financing activities:
     Shares repurchased                                     (6,528,500)
     Cash dividends paid                                    (2,315,736)        (2,049,699)
                                                          ------------       ------------

       Net cash used in financing activities                (8,844,236)        (2,049,699)
                                                          ------------       ------------

Net increase (decrease) in cash and cash equivalents        (6,921,017)         4,559,811

Cash and cash equivalents at beginning of period            25,020,839         22,272,141
                                                          ------------       ------------

Cash and cash equivalents at end of period                $ 18,099,822       $ 26,831,952
                                                          ============       ============

Cash paid for income taxes                                $  4,680,000       $  6,397,000
                                                          ============       ============


See accompanying notes to consolidated condensed financial statements.
                                                               Page 5 of 8 pages

Item 1.d.
                           BRIDGFORD FOODS CORPORATION


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1 - General Comments

         The consolidated financial statements of the Company for the thirty-nine weeks ended July 28, 2000 have been prepared in conformity with the accounting principles described in the 1999 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 1999 Annual Report to Shareholders. In November 1999 the City of San Diego (California) Redevelopment Agency acquired, under eminent domain proceedings, land owned by the Company and a pretax gain of $675,000 was realized. This gain is netted against selling, general and administrative expenses in the accompanying consolidated statements of income. A similar transaction resulted in a pretax gain of $615,000 in the first quarter of the 1999 fiscal year.

Note 2 - Inventories

         Inventories are comprised as follows at the respective periods:

                                   JULY 28         OCTOBER 29
                                     2000             1999
                                 ------------     ------------
        Meat, ingredients
          and supplies           $ 4,809,884      $ 3,287,918
        Work in progress           2,616,403        1,837,000
        Finished goods             9,242,519       11,025,000
                                 ------------     ------------
                                 $16,668,806      $16,149,918
                                 ============     ============

Note 3 - Basic and diluted earnings per share

The difference between basic and diluted earnings per share was a result of the dilutive effect of employee stock options totaling 176,382 shares for all fiscal year 2000 periods presented.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company's operating results are heavily dependent upon the prices paid for raw materials. The marketing of the Company's value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Costs for meat commodity products increased in the first thirty-nine weeks of fiscal 2000. Transportation, employee healthcare and petroleum based packaging costs also increased significantly in the first thirty-nine weeks of fiscal 2000.

Sales increased by $3,920,000 (12.1%) to $36,277,000 in the third thirteen weeks of the 2000 fiscal year compared to the same period last year. Sales for the third thirteen weeks decreased $539,000 (1.5%) compared to the previous thirteen-week period ended April 28, 2000. The sales increase compared to the third quarter of 1999 relates primarily to higher unit sales volume and increased selling prices. The sales decrease from the prior fiscal quarter relates to changes in product mix and seasonal characteristics. Sales for the first thirty-nine weeks of 2000 increased $11,381,000 (11.2%) to $113,436,000 compared to the same period last year. The increase in sales primarily relates to higher unit sales volume, increased selling prices and changes in product mix.

Cost of products sold increased by $3,115,000 (16.5%) in the third thirteen-week period of the 2000 fiscal year to $22,026,000 compared to the same period in 1999. Compared to the prior thirteen-week period, cost of products sold increased $185,000 (.9%). The increase in cost of products sold compared to the third thirteen week period of fiscal year 1999 primarily relates to increased unit sales volume and increased pork commodity costs. The increase in cost of products sold compared to the prior thirteen week period relates primarily to changes in product mix, higher commodity costs and seasonal characteristics. Cost of products sold for the first thirty-nine weeks of 2000 increased $9,465,000 (16.1%) to $68,316,000. The percentage increase in cost of products sold did not correspond to the sales increase in the first thirty-nine weeks of fiscal 2000 primarily as a result of higher pork commodity costs compared to the same period in the prior year.

Selling, general and administrative expenses increased by $1,242,000 (13.4%) to $10,503,000 in the third thirteen weeks of fiscal year 2000 compared to the same period last year. The increase primarily relates to higher sales volume compared to the prior year. Compared to the prior thirteen-week period, selling, general and administrative expenses increased by $292,000 (2.9%). Selling, general and administrative expenses increased $2,872,000 (9.9%) in the first thirty-nine weeks of fiscal 2000. The increase primarily relates to higher sales volume compared to the prior year.


                                                               Page 7 of 8 pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation expense increased by $79,000 (9.8%) in the third thirteen-week period of the 2000 fiscal year compared to the same period in 1999. This increase reflects higher capital expenditures during the 1999 and 2000 fiscal years compared to recent years. Depreciation expense increased by $322,000 (13.3%) in the first thirty-nine weeks of the 2000 fiscal year compared to the same period in 1999.

The effective income tax rate was 38.0% in the first thirty-nine weeks of fiscal 2000, consistent with the prior fiscal year and the prior thirteen-week period.

Cash and cash equivalents decreased $6,921,000 (28%) to $18,100,000 during the first thirty-nine weeks of the 2000 fiscal year. The principal items favorably affecting the $4,795,000 net cash provided by operating activities were net income of $6,539,000, accounts receivable reductions of $1,068,000 and depreciation in the amount of $2,750,000. These sources of cash were offset by a $2,260,000 reduction in accounts payable and accrued expense and the Company's $3,000,000 contribution to its defined benefit pension plan in July 2000.

Cash used in investing activities for the first thirty-nine weeks of fiscal 2000 consisted of $3,547,000 in additions to property, plant and equipment. This amount reflects the Company's continued investment in manufacturing and transportation equipment.

Cash used for financing activities consists of cash dividends in the amount of $2,316,000 and $2,050,000, respectively, in the first thirty-nine weeks of fiscal years 2000 and 1999. The increase results from a one-cent per share increase in quarterly cash dividends beginning with the one declared November 8, 1999. In addition, 667,000 shares of common stock were repurchased in the first thirty-nine weeks of fiscal year 2000 in the total amount of $6,529,000. The Board of Directors has approved the repurchase of up to 1,000,000 shares of Company's common stock.

The Company remained free of interest bearing debt during the first thirty-nine weeks of 2000. The Company's revolving line of credit with Bank of America expires April 30, 2002 and provides for borrowings up to $2,000,000. The Company has not borrowed under the line for more than thirteen consecutive years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have significant overall currency exposure at July 28, 2000 and July 30, 1999. The Company's financial instruments consist of cash and cash equivalents and life insurance policies at July 28, 2000 and July 30,1999 and the carrying value of the Company's financial instruments approximated their fair market values based on current market prices and rates. It is not the Company's policy to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure.

Part II. Other Information
ITEM 6.
Exhibits and Reports on Form 8-K

(a) Exhibits:
27 - Financial Data Schedule for the 39 weeks ended July 28, 2000, submitted to the Securities and Exchange Commission in Electronic format (for SEC information only)

(b) - Reports on Form 8-K
No Report on Form 8-K has been filed during the quarter for which this report is filed.

                                                               Page 8 of 8 pages