Form 10-K405
period 2000-11-03
BRIDGFORD FOODS CORP
filed 2001-01-26
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE

    FISCAL YEAR ENDED NOVEMBER 3, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR

    THE TRANSITION PERIOD FROM                    TO
                               ------------------    -------------------


                         Commission file number: 0-2396
                                                 ------


                           BRIDGFORD FOODS CORPORATION
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


           California                                          95-1778176
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


1308 North Patt Street, Anaheim, California                       92801
-------------------------------------------                ------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X
           ---

The aggregate market value of voting stock held by non-affiliates of the registrant on January 23, 2001 was $38,989,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,577,412 shares of Common Stock, par value of $1.00 per share, as of January 23, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

Items 5, 6, 7 and 8 of Part II are incorporated by reference from the registrant's Annual Report to Shareholders for the fiscal year ended November 3, 2000. Items 10, 11, 12 and 13 of Part III are incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held March 14, 2001.

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

        Certain statements in this report constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this report.

        Description of Business

        The Company operates in one business segment - the manufacture and distribution of frozen, refrigerated and snack food products. The products manufactured and distributed by the Company consist of an extensive line of food products, including a variety of sliced luncheon meats and cheeses, wieners, bacon, sandwiches, dry sausages, biscuits, bread dough items and roll dough items. The products purchased by the Company for resale include a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products. In the aggregate, the Company manufactures or distributes a product line consisting of a total of approximately 470 food products.

                                                  2000       1999      1998
                                                  ----       ----      ----
     Products manufactured or processed
       by the Company                              68%        69%       76%
     Items manufactured or processed by third
       parties for distribution                    32%        31%       24%
                                                  ---        ---       ---
                                                  100%       100%      100%
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

        The Company has two classes of similar food products, each of which has accounted for 10% or more of consolidated sales in the prior three fiscal years listed below. The following table shows sales, as a percentage of consolidated sales, for each of these two classes of similar products for each of the last three fiscal years:

                                                     2000       1999      1998
                                                     ----       ----      ----

     Frozen Food Products                             37%        38%       41%

     Refrigerated and Snack Food Products             63%        62%       59%
                                                     ---        ---       ---
                                                     100%       100%      100%
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

        Marketing, Sales and Distribution

        The Company markets and sells its products with its own sales force, brokers, cooperatives, wholesalers and independent distributors. Currently, products are sold by the Company's own sales force to approximately 37,000 retail food stores located in 49 states and Canada. In addition, the Company sells its products through wholesalers, cooperatives and distributors to approximately an additional 23,000 retail outlets and 22,000 restaurants and institutions.

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

        Employees

        At the end of fiscal 2000, the Company had approximately 730 employees, approximately 40% of whose employment relationship with the Company was governed by collective bargaining agreements. These agreements currently expire between January 2001 and December 2003. The Company believes that its relationship with its employees is good.

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

ITEM 2. PROPERTIES

        The Company owns the following facilities:

        PROPERTY LOCATION                 SQUARE FOOTAGE     ACREAGE
        -----------------                 --------------     -------
        Anaheim, California                  100,000            5
        Modesto, California                    2,500           1/3
        Dallas, Texas                         94,000            4
        Dallas, Texas                         30,000            2
        Dallas, Texas                         16,000            1
        Dallas, Texas                          3,200            1.5
        Statesville, North Carolina           42,000            8
        Chicago, Illinois                    156,000            1.5

        The foregoing plants are, in general, fully utilized by the Company for processing, warehousing, distributing and administrative purposes. The Company also leases small warehouse and/or office facilities through the United States and Canada. The Company believes that its properties are adequate to satisfy its foreseeable needs. Additional properties may be acquired and/or plants expanded if favorable opportunities and conditions arise.

ITEM 3. LEGAL PROCEEDINGS

        No material legal proceedings were pending at November 3, 2000 against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the Company's shareholders during the fourth quarter of the fiscal year ended November 3, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, ages and positions of all the executive officers of the Company as of January 1, 2001 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders. All executive officers are full-time employees of the Company, except for Allan L. Bridgford and Hugh Wm. Bridgford, who work 80% of full-time.

Name                    Age     Position(s) with the Company
----                    ---     ----------------------------
Allan L. Bridgford      65      Chairman and member of the Executive Committee

Robert E. Schulze       66      President and member of the Executive Committee

Hugh Wm. Bridgford      69      Vice President and Chairman of the
                                Executive Committee

Salvatore F. DeGeorge   69      Senior Vice President

Lawrence D. English     69      Vice President

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        The Company's Common Stock, par value $1.00 per share (the "Common Stock"), is traded in the over-the-counter market and prices are quoted on The Nasdaq National Market under the symbol "BRID." As of January 1, 2001, there were 509 holders of record of the Company's Common Stock. The market price and dividend information with respect to the Company's Common Stock are set forth on the inside cover of the Company's 2000 Annual Report to Shareholders incorporated herein by reference. Future dividends will be dependent upon future earnings, financial requirements and other factors.

ITEM 6. SELECTED FINANCIAL DATA

        The information set forth on page 4 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information set forth on pages 4 and 5 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company did not have significant overall currency exposure at November 3, 2000. The Company's financial instruments consist of cash and cash equivalents and life insurance policies at November 3, 2000 and the carrying value of the Company's financial instruments approximated their fair market values based on current market prices and rates. It is not the Company's policy to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information set forth on pages 6 through 11 of the Company's 2000 Annual Report to Shareholders in the sections thereof entitled "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information set forth in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders to be held on March 14, 2001 is incorporated herein by reference. Information concerning the executive officers of the Company is set forth in Part I hereof under the heading "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

         Information set forth in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders to be held on March 14, 2001 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information set forth in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders to be held on March 14, 2001 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information set forth in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders to be held on March 14, 2001 is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this report:

             (1) Financial Statements. See "Index to Consolidated Financial
                 Statements" included in this report.

             (2) Financial Statement Schedule. See "Index to Consolidated
                 Financial Statements" included in this report.

             (3) Exhibits. The exhibits filed as a part of this report are listed in the accompanying "Index to Exhibits".

         (b) Report on Form 8-K. The Company did not file a Current Report on Form 8-K during the quarter ended November 3, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BRIDGFORD FOODS CORPORATION
                                            By: /s/ Allan L. Bridgford
                                                --------------------------------
                                                    Allan L. Bridgford, Chairman
Date: January 26, 2001

                                POWER OF ATTORNEY

         We, the undersigned directors and officers of Bridgford Foods Corporation do hereby constitute and appoint Allan L. Bridgford and Robert E. Schulze, or either of them, with full power of substitution and resubstitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                               Title                              Date
         ---------                               -----                              ----
/s/ Allan L. Bridgford                Chairman                                January 26, 2001
------------------------------        (Principal Executive Officer)
    Allan L. Bridgford


/s/ Robert E. Schulze                  President                              January 26, 2001
------------------------------         (Principal Financial and
    Robert E. Schulze                  Accounting Officer)


/s/ Hugh Wm. Bridgford                 Vice President                         January 26, 2001
------------------------------
    Hugh Wm. Bridgford


/s/ Paul A. Gilbert                    Director                               January 8, 2001
------------------------------
    Paul A. Gilbert


/s/ John W. McNevin                    Director                               January 8, 2001
------------------------------
    John W. McNevin


/s/ Steven H. Price                    Director                               January 8, 2001
------------------------------
    Steven H. Price


/s/ Norman V. Wagner II                Director                               January 8, 2001
------------------------------
    Norman V. Wagner II


/s/ Paul R. Zippwald                   Director                               January 8, 2001
------------------------------
    Paul R. Zippwald

                           BRIDGFORD FOODS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements of the Registrant and its subsidiaries, including the report thereon of PricewaterhouseCoopers LLP dated December 22, 2000, appearing on pages 6 through 11 of the accompanying 2000 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the 2000 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K. The following Financial Statement Schedule should be read in conjunction with the financial statements in such 2000 Annual Report to Shareholders.

                                                                            Page
                                                                            ----
Report of Independent Accountants on Financial
  Statement Schedules                                                        F-1

Financial Statement Schedule for the three years ended November 3, 2000:

  Schedule II - Valuation and Qualifying Accounts                            F-2

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
 Bridgford Foods Corporation

         Our audits of the consolidated financial statements referred to in our report dated December 22, 2000 appearing on page 11 of the 2000 Annual Report to Shareholders of Bridgford Foods Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

Orange County, California
December 22, 2000

                           BRIDGFORD FOODS CORPORATION

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                       Provision for       Accounts      Balance at
                                        Balance at      losses on        written off       close
                                        beginning        Accounts            less            of
                                        of period       Receivable        Recoveries       period
                                        ----------     -------------     -----------     ----------

                                                             October 30, 1998

Allowance for doubtful accounts          $577,156         $254,150          $248,519        $582,787
                                         ========         ========          ========        ========


                                                             October 29, 1999

Allowance for doubtful accounts          $582,787         $221,650          $157,218        $647,219
                                         ========         ========          ========        ========


                                                             November 3, 2000

Allowance for doubtful accounts          $647,219         $324,650          $277,378        $694,491
                                         ========         ========          ========        ========

                           BRIDGFORD FOODS CORPORATION

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                                                                   PAGE NO.
-------                                                                 --------

 3.5      Restated Articles of Incorporation, dated December 29,
          1989 (filed as Exhibit 3.5 to Form 10 on January 28,
          1993 and incorporated herein by reference).                      N/A

 3.6      Amendment to Articles of Incorporation, dated July 27,
          1990 (filed as Exhibit 3.6 to Form 10 on January 28,
          1993 and incorporated herein by reference).                      N/A

 3.7      By-laws, as amended (filed as Exhibit 2 to Form 10 on
          January 28,1993 and incorporated herein by reference).           N/A

10.1      Bridgford Foods Corporation Defined Benefit Pension
          Plan (filed as Exhibit 10.1 to Form 10 on January 28,
          1993 and incorporated herein by reference).                      N/A

10.2      Bridgford Foods Corporation Supplemental Executive
          Retirement Plan (filed as Exhibit 10.2 to Form 10
          January 28, 1993 and incorporated herein by reference).          N/A

10.3      Bridgford Foods Corporation Deferred Compensation
          Savings Plan (filed as Exhibit 10.3 to Form 10
          January 28, 1993 and incorporated herein by reference).          N/A

13.1      2000 Annual Report to Shareholders.                              N/A

21.1      Subsidiaries of the Registrant.                                  N/A

23.1      Consent of Independent Accountants.                              N/A

24.1      Power of Attorney (filed as Exhibit 24.1 to Form 10
          January 26, 2001 and incorporated herein by reference).          N/A

27.1      Financial Data Schedule for the fiscal year ended
          November 3, 2000 submitted to the Securities Exchange
          Commission in electronic format (for SEC information
          only).                                                           N/A