Form 10-Q
period 2001-02-02
BRIDGFORD FOODS CORP
filed 2001-03-19
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (MARK ONE)
            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 2, 2001

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

                                Yes [ X ] No [ ]

            As of March 16, 2001 the registrant had 10,553,612 shares
                          of common stock outstanding.


                     Number of pages in this Form 10-Q    9

(end of cover page)                                            Page 1 of 9 pages

                           BRIDGFORD FOODS CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                                      INDEX

Part I.  Financial Information

  Item 1.  Financial Statements                                                                             Page
                                                                                                            ----

          a. Consolidated Condensed Balance Sheets at February 2, 2001 and November 3, 2000...............    3

          b. Consolidated Condensed Statements of Income for the 13 weeks ended February 2, 2001
              and January 28, 2000........................................................................    4

          b. Consolidated Condensed Statements of Shareholders' Equity for the 13 weeks ended
              February 2, 2001 and January 28, 2000.......................................................    4

          c. Consolidated Condensed Statements of Cash Flows for the 13 weeks ended February 2, 2001
              and January 28, 2000........................................................................    5

          d. Notes to Consolidated Condensed Financial Statements.........................................    6

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................................................    7

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................    8

Part II.   Other Information

  Item 4. Submission of Matters to a Vote of Security Holders.............................................    9

  Item 6. Exhibits and Reports on Form 8-K................................................................    9


Item 5 has been omitted because it is not applicable with respect to the current reporting period.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the the undersigned thereunto duly authorized.

                                        BRIDGFORD FOODS CORPORATION
                                        ----------------------------------------
                                                        (Registrant)



                                        By: /s/ Robert E. Schulze
                                            ------------------------------------
March 19, 2001                              R. E. Schulze, President,
Date                                        Principal Financial Officer


                                                               Page 2 of 9 pages

Item 1. a.

                           BRIDGFORD FOODS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                               FEBRUARY 2    NOVEMBER 3
                                                  2001          2000
                                               -----------   -----------
                                               (UNAUDITED)

                                     ASSETS

Current assets:

   Cash and cash equivalents                   $18,668,168   $18,300,803
   Accounts receivable, less allowance
     for doubtful accounts of $711,906
     and $694,491                               13,925,896    13,642,063
   Inventories (Note 2)                         14,896,317    18,191,480
   Prepaid expenses and other current assets     3,077,459     2,965,433
                                               -----------   -----------

        Total current assets                    50,567,840    53,099,779

Property, plant and equipment, less
  accumulated depreciation of $32,661,702
  and $31,598,952                               18,972,088    18,964,335

Other non-current assets                        10,577,693    10,616,885
                                               -----------   -----------
                                               $80,117,621   $82,680,999
                                               ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                            $ 4,821,757   $ 7,723,023
   Accrued payroll and other expenses            6,792,343     6,787,268
   Income taxes payable                            115,775       120,251
                                               -----------   -----------

        Total current liabilities               11,729,875    14,630,542
                                               -----------   -----------

Non-current liabilities                         11,135,635    11,854,130
                                               -----------   -----------

Shareholders' equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 10,561,912 and    10,618,795    10,672,195
     10,615,312 shares
   Capital in excess of par value               18,830,972    19,458,747

   Retained earnings                            27,802,344    26,065,385
                                               -----------   -----------
                                                57,252,111    56,196,327
                                               -----------   -----------
                                               $80,117,621   $82,680,999
                                               ===========   ===========


See accompanying notes to condensed financial statements.

                                                               Page 3 of 9 pages

Item 1. b.

                           BRIDGFORD FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   13 WEEKS ENDED
                                         ----------------------------------
                                         FEBRUARY 2             JANUARY 28
                                            2001                   2000
                                         -----------            -----------

Net sales                                $42,279,414            $40,343,872
                                         -----------            -----------
Cost of products sold,
  excluding depreciation                  24,872,932             24,448,917
Selling, general and
  administrative expenses                 12,343,907             11,109,929
Depreciation                               1,062,750                928,688
                                         -----------            -----------
                                          38,279,589             36,487,533
                                         -----------            -----------

Income before taxes                        3,999,825              3,856,338

Income tax provision                       1,520,000              1,465,000
                                         -----------            -----------

Net income                               $ 2,479,825            $ 2,391,338
                                         ===========            ===========


Basic earnings per share                 $       .23            $       .21
                                         ===========            ===========

Basic shares computed                     10,600,569             11,306,196
                                         ===========            ===========


Diluted earnings per share               $       .23            $       .21
                                         ===========            ===========

Diluted shares computed                   10,651,805             11,306,196
                                         ===========            ===========


Cash dividends paid per share            $       .07            $       .07
                                         ===========            ===========

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                              Common Stock              Capital
                       ---------------------------     in excess       Retained
                         Shares          Amount          of par        earnings
                       -----------    ------------    ------------    -----------

October 29, 1999        11,369,812    $ 11,426,695    $ 26,347,123    $20,361,047
  Net income                                                            2,391,338
  Shares repurchased      (367,500)       (367,500)     (3,007,878)
  Cash dividends
  ($.07 per share)                                                       (795,887)
                       -----------    ------------    ------------    -----------
January 28, 2000        11,002,312    $ 11,059,195    $ 23,339,246    $21,956,499
                       ===========    ============    ============    ===========

November 3, 2000        10,615,312    $ 10,672,195    $ 19,458,747    $26,065,385
  Net income                                                            2,479,825
  Shares repurchased       (53,400)        (53,400)       (627,775)
  Cash dividends
  ($.07 per share)                                                       (742,866)
                       -----------    ------------    ------------    -----------
February 2, 2001        10,561,912    $ 10,618,795    $ 18,830,972    $27,802,344
                       ===========    ============    ============    ===========

See accompanying notes to condensed financial statements.

                                                               Page 4 of 9 pages

Item 1.c.


                           BRIDGFORD FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                13 WEEKS ENDED
                                                         ----------------------------
                                                          FEBRUARY 2      JANUARY 28
                                                             2001            2000
                                                         ------------    ------------

Cash flows from operating activities:

  Net income                                             $  2,479,825    $  2,391,338

  Income charges not affecting cash:
    Depreciation                                            1,062,750         928,688
    Provision for losses on accounts receivable                86,125          35,913
    Gain on sale of land                                                     (675,000)
  Effect on cash of changes in assets and liabilities:
    Accounts receivable                                      (369,958)      2,035,938
    Inventories                                             3,295,163       2,943,236
    Prepaid expenses and other                               (112,026)       (225,204)
    Other non-current assets                                   39,192         293,947
    Accounts payable and accrued expenses                  (2,896,191)     (1,399,709)
    Income taxes payable                                       (4,476)       (359,000)
    Non-current liabilities                                  (718,495)       (748,544)
                                                         ------------    ------------

       Net cash provided by operating activities            2,861,909       5,221,603
                                                         ------------    ------------

Cash used in investing activities:
     Proceeds from sale of land                                               675,000
     Additions to property, plant and equipment            (1,070,503)     (1,238,940)
                                                         ------------    ------------

      Net cash provided by investing activities            (1,070,503)       (563,940)

Cash used for financing activities:
     Shares repurchased                                      (681,175)     (3,375,378)
     Cash dividends paid                                     (742,866)       (795,887)
                                                         ------------    ------------

      Net cash provided by investing activities            (1,424,041)     (4,171,265)

Net  increase in cash and cash equivalents                    367,365         486,398

Cash and cash equivalents at beginning of period           18,300,803      25,020,839
                                                         ------------    ------------

Cash and cash equivalents at end of period               $ 18,668,168    $ 25,507,237
                                                         ============    ============

Cash paid for income taxes                               $  1,878,000    $  2,335,000
                                                         ============    ============


See accompanying notes to condensed financial statements.

                                                               Page 5 of 9 pages

Item 1.d.

                           BRIDGFORD FOODS CORPORATION


NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1 - General Comments

         The consolidated financial statements of the Company for the thirteen weeks ended February 2, 2001 have been prepared in conformity with the accounting principles described in the 2000 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim period. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 2000 Annual Report to Shareholders.


Note 2 - Inventories

         Inventories are comprised as follows at the respective periods:

                             FEBRUARY 2    NOVEMBER 3
                                 2001          2000
                             -----------   -----------

         Meat, ingredients
           and supplies      $ 3,617,727   $ 3,909,480
         Work in progress        981,422     2,193,000
         Finished goods       10,297,168    12,089,000
                             -----------   -----------
                             $14,896,317   $18,191,480
                             ===========   ===========

Note 3 - Basic and diluted earnings per share

The difference between basic and diluted earnings per share for the thirteen week period ended February 2, 2001 was a result of the dilutive effect of employee stock options totaling 250,000 shares. The effect of the employee stock options outstanding for the thirteen weeks ended January 28, 2000 was not included in diluted earnings per share as to do so would be antidilutive.


                                                               Page 6 of 9 pages

ITEM 2.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In addition, the Company may from time to time make oral forward-looking statements. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q and in Bridgford Foods Corporation's Annual Report on Form 10-K for the fiscal year ended November 3, 2000. Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Sales increased by $1,936,000 (4.8%) to $42,279,000 in the first thirteen weeks of the 2001 fiscal year compared to the same period last year. Compared to the prior fourteen-week period, sales decreased $576,000 (1.3%). The sales increase compared to the first thirteen weeks of 2000 relates primarily to higher unit sales volume and higher unit selling prices. There was a sales decrease compared to the prior fourteen-week period ended November 3, 2000 (not shown) relating to lower sales volume and changes in product mix.

Cost of products sold increased by $424,000 (1.7%) in the first thirteen weeks of the 2001 fiscal year to $24,873,000 compared to the same period in 2000. The increase in cost of sales generally relates to higher sales volume. The increase in cost of sales did not directly correspond to the sales increase primarily as a result of lower average ingredient costs and changes in product mix in the first quarter of fiscal year 2001. Compared to the prior fourteen-week period (not shown), cost of products sold decreased $2,106,000 (7.8%) due primarily to lower unit sales volume, lower average ingredient costs and changes in product mix

Selling, general and administrative expenses increased by $1,234,000 (11.1%) to $12,344,000 in the first thirteen weeks of 2001 compared to the same period last year. The increase primarily relates to higher sales volume compared to the prior year. In the prior fiscal year the Company netted a $675,000 gain on the sale of land against selling, general and administrative expenses. After considering this factor, the overall increase in selling, general and administrative expenses was consistent with the increase in sales on a quarter-to-quarter basis. Compared to the prior fourteen-week period (not shown), selling, general and administrative expenses increased by $1,085,000 (9.6%) primarily as a result of increased sales expenses and seasonal characteristics.

Depreciation expense increased by $134,000 (14.4%) in the first thirteen weeks of the 2001 fiscal year compared to the same period in 2000. Depreciation expense was $40,000 (3.9%) higher than in the prior fourteen-week period. This increase reflects higher capital expenditures during the latter part of 2000 and in the 2001 fiscal year compared to recent years.


Page 7 of 9 pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

The effective income tax rate was 38.0% in the first thirteen weeks of fiscal 2001, consistent with the prior fiscal year and the prior thirteen-week period.

Cash and cash equivalents increased $367,000 (2.0%) to $18,668,000 during the first thirteen weeks of the 2001 fiscal year. The principal items affecting the $2,862,000 net cash provided by operating activities were net income of $2,480,000 and inventory reductions of $3,295,000 offset by reductions in accounts payable and accrued expenses of $2,896,000 and reductions in non-current liabilities of $718,000.

Cash used in investing activities for the first thirteen weeks of fiscal 2001 consisted of $1,071,000 in additions to property, plant and equipment. This amount reflects the Company's continued investment in processing, transportation and information technology equipment.

Cash used for financing activities consists of cash dividends in the amount of $743,000 and $796,000, respectively, in the first thirteen weeks of fiscal years 2001 and 2000. The decrease in cash dividends reflects the purchase of 807,900 common shares under the Company's stock repurchase program since November 2000.

The Company remained free of interest bearing debt during the first thirteen weeks of 2001. The Company's revolving line of credit with Bank of America expires April 30, 2002 and provides for borrowings up to $2,000,000. The Company has not borrowed under this line for more than fourteen consecutive years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have significant overall currency exposure at February 2, 2001 and January 28, 2000. The Company's financial instruments consist of cash and cash equivalents and life insurance policies at February 2, 2001 and January 28, 2000. The carrying value of the Company's financial instruments approximated their fair market values based on current market prices and rates. It is not the Company's policy to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure.


Page 8 of 9 pages

Part II. Other Information

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on Wednesday, March 14, 2001 at the Four Points Sheraton, 1500 South Raymond Avenue, Fullerton, California at 10:00 am. Shareholders representing 10,036,601 or 94.9% of the 10,577,412 shares entitled to vote were present in person or by proxy. The following persons were nominated and elected directors. Votes withheld from specific nominees were insignificant.

Hugh Wm. Bridgford        Allan L. Bridgford        Robert E. Schulze
Paul A. Gilbert           Richard A. Foster         Steven H. Price
Norman V. Wagner II       Paul R. Zippwald

Votes cast for directors were 10,030,680 FOR, 3,566 AGAINST and 2,355 ABSTAIN or WITHHELD. Votes cast for the reappointment of PriceWaterhouse Coopers LLP, as the independent public accountants for the Company for 2001 were 10,031,561 FOR, 4,297 AGAINST and 743 ABSTAIN or WITHHELD.


ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

None.

(b) - Reports on Form 8-K

No Report on Form 8-K has been filed during the quarter for which this report is filed.


Page 9 of 9 pages