Form 10-Q
period 2001-05-04
BRIDGFORD FOODS CORP
filed 2001-06-18
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 4, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM _______________ to ______________


                     COMMISSION FILE NUMBER   0-2396
                                              ------

                           BRIDGFORD FOODS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          CALIFORNIA                                            95-1778176
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            identification number)


                     1308 N. PATT STREET, ANAHEIM, CA 92801
--------------------------------------------------------------------------------
                (Address of principal executive offices-Zip code)


                                  714-526-5533
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]

As of June 15, 2001 the registrant had 10,523,512 shares of common stock outstanding.


                       Number of pages in this Form 10-Q 8

(end of cover page)                                            Page 1 of 8 pages

                           BRIDGFORD FOODS CORPORATION

                           FORM 10-Q QUARTERLY REPORT

                                      INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

  Item 1. Financial Statements

          a. Consolidated Condensed Balance Sheets at May 4, 2001
             and November 3, 2000...........................................  3

          b. Consolidated Condensed Statements of Income for the
             13 and 26 weeks ended May 4, 2001 and April 28, 2000...........  4

          b. Consolidated Condensed Statements of Shareholders' Equity
             for the 26 weeks ended May 4, 2001 and April 28, 2000..........  4

          c. Consolidated Condensed Statements of Cash Flows for the
             26 weeks ended May 4, 2001 and April 28, 2000..................  5

          d. Notes to Consolidated Condensed Financial Statements...........  6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  7

  Item 3. Quantitative and Qualitative Disclosures about Market Risk........  8


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the the undersigned thereunto duly authorized.


                                           BRIDGFORD FOODS CORPORATION
                                           ---------------------------
                                                   (Registrant)



June 15, 2001                              By: /s/ Robert E. Schulze
-------------                                  ---------------------------------
   Date                                            R. E. Schulze, President,
                                                   Principal Financial Officer



                                                               Page 2 of 8 pages

         Item 1. a.

                           BRIDGFORD FOODS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                        MAY 4
                                                        2001         NOVEMBER 3
                                                     (UNAUDITED)        2000
                                                   --------------  --------------
                                                   (in thousands)  (in thousands)

                                     ASSETS
Current assets:

   Cash and cash equivalents                           $17,384        $18,301
   Accounts receivable, less allowance
     for doubtful accounts of $773 and $694             13,070         13,642
   Inventories (Note 2)                                 15,685         18,191
   Prepaid expenses and other current assets             3,450          2,965
                                                       -------        -------

        Total current assets                            49,589         53,099

Property, plant and equipment, less accumulated
  depreciation of $33,724 and $31,599                   18,878         18,964

Other non-current assets                                11,133         10,617
                                                       -------        -------
                                                       $79,600        $82,680
                                                       =======        =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                    $ 4,027        $ 7,723
   Accrued payroll and other expenses                    5,673          6,787
   Income taxes payable                                     44            120
                                                       -------        -------
        Total current liabilities                        9,744         14,630
                                                       -------        -------
Non-current liabilities                                 11,981         11,854
                                                       -------        -------

Shareholders' equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares Issued
     and outstanding - 10,523,912 and
     10,615,312 shares                                  10,586         10,672
   Capital in excess of par value                       18,440         19,459
   Retained earnings                                    28,849         26,065
                                                       -------        -------
                                                        57,875         56,196
                                                       -------        -------
                                                       $79,600        $82,680
                                                       =======        =======


See accompanying notes to consolidated condensed financial statements.


                                                               Page 3 of 8 pages

Item 1. b.

                           BRIDGFORD FOODS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                      13 WEEKS ENDED        26 WEEKS ENDED
                                      (in thousands)        (in thousands)
                                  --------------------    --------------------
                                   MAY 4      APRIL 28     MAY 4      APRIL 28
                                   2001         2000       2001         2000
                                  -------     --------    -------     --------

Net sales                         $38,497     $36,816     $80,777     $77,160
                                  -------     -------     -------     -------
Cost of products sold,
  excluding depreciation           23,411      21,841      48,284      46,290
Selling, general and
  administrative expenses          11,142      10,212      23,486      21,322
Depreciation                        1,063         932       2,126       1,861
                                  -------     -------     -------     -------
                                   35,616      32,985      73,896      69,473
                                  -------     -------     -------     -------

Income before taxes                 2,881       3,831       6,881       7,687

Income tax provision                1,095       1,456       2,615       2,921
                                  -------     -------     -------     -------

Net income                        $ 1,786     $ 2,375     $ 4,266     $ 4,766
                                  =======     =======     =======     =======


Basic earnings per share          $   .17     $   .22     $   .40     $   .43
                                  =======     =======     =======     =======

Basic shares computed              10,551      10,899      10,576      11,103
                                  =======     =======     =======     =======


Diluted earnings per share        $   .17     $   .22     $   .40     $   .43
                                  =======     =======     =======     =======

Diluted shares computed            10,606      10,899      10,629      11,103
                                  =======     =======     =======     =======

Cash dividends paid per share     $   .07     $   .07     $   .14     $   .14
                                  =======     =======     =======     =======

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                                   (in thousands)

                                              Comon Stock                 Capital
                                         ------------------------         in excess        Retained
                                          Shares          Amount           of par          earnings
                                         -------         --------         --------         --------
October 29, 1999                          11,370         $ 11,427         $ 26,347         $20,361
  Net income                                                                                 4,766
  Shares repurchased                        (532)            (532)          (4,358)
  Cash dividends ($.14 per share)                                                           (1,558)
                                         -------         --------         --------         -------
April 28, 2000                            10,838         $ 10,895         $ 21,989         $23,569
                                         =======         ========         ========         =======

November 3, 2000                          10,615         $ 10,672         $ 19,459         $26,065
  Net income                                                                                 4,266
  Shares repurchased                         (86)             (86)          (1,019)
  Cash dividends ($.14 per share)                                                           (1,482)
                                         -------         --------         --------         -------
May 4, 2001                               10,529         $ 10,586         $ 18,440         $28,849
                                         =======         ========         ========         =======

See accompanying notes to consolidated condensed financial statements.

                                                               Page 4 of 8 pages

Item 1.c.


                           BRIDGFORD FOODS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    26 WEEKS ENDED
                                                           --------------------------------
                                                                MAY 4          APRIL 28
                                                                2001             2000
                                                           --------------    --------------
                                                           (in thousands)    (in thousands)
Cash flows from operating activities:

  Net income                                                  $  4,266         $  4,766

  Income charges not affecting cash:
    Depreciation                                                 2,126            1,861
    Provision for losses on accounts receivable                     86               91
    Gain on sale of land                                                           (675)
  Effect on cash of changes in assets and liabilities:
    Accounts receivable                                            486            1,395
    Inventories                                                  2,506            1,631
    Prepaid expenses and other                                    (485)             147
    Other non-current assets                                      (516)            (340)
    Accounts payable and accrued expenses                       (4,810)          (1,401)
    Income taxes payable                                           (76)            (466)
    Non-current liabilities                                        127              203
                                                              --------         --------

       Net cash provided by operating activities                 3,710            7,212
                                                              --------         --------

Cash used in investing activities:
     Proceeds from sale of land                                                     675
     Additions to property, plant and equipment                 (2,040)          (2,439)
                                                              --------         --------

      Net cash used in investing activities                     (2,040)          (1,764)
                                                              --------         --------

Cash used for financing activities:
     Shares repurchased                                         (1,105)          (4,890)
     Cash dividends paid                                        (1,482)          (1,558)
                                                              --------         --------

      Net cash used in financing activities                     (2,587)          (6,448)
                                                              --------         --------

Net  decrease in cash and cash equivalents                        (917)          (1,000)

Cash and cash equivalents at beginning of period                18,301           25,021
                                                              --------         --------

Cash and cash equivalents at end of period                    $ 17,384         $ 24,021
                                                              ========         ========

Cash paid for income taxes                                    $  3,696         $  4,008
                                                              ========         ========

See accompanying notes to consolidated condensed financial statements.

                                                               Page 5 of 8 pages

Item 1.d.

                           BRIDGFORD FOODS CORPORATION


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1 - General Comments

The unaudited consolidated condensed financial statements of the Company for the thirteen and twenty-six weeks ended May 4, 2001 and April 28, 2000 have been prepared in conformity with the accounting principles described in the 2000 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 2000 Annual Report to Shareholders.

Note 2 - Inventories

Inventories are comprised as follows at the respective periods:

                                    MAY 4           NOVEMBER 3
                                    2001               2000
                               --------------     --------------
                               (in thousands)     (in thousands)
     Meat, ingredients
       and supplies               $ 3,963            $ 3,909
     Work in progress               2,004              2,193
     Finished goods                 9,718             12,089
                                  -------            -------
                                  $15,685            $18,191
                                  =======            =======

Note 3 - Basic and diluted earnings per share

The difference between basic and diluted earnings per share for the thirteen week and twenty-six week periods ended May 4, 2001 was a result of the dilutive effect of employee stock options totaling 250,000 shares. The effect of the 250,000 employee stock options outstanding for the thirteen and twenty-six weeks ended April 28, 2000 was not included in diluted earnings per share as to do so would be antidilutive.


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

Sales increased by $1,681,000 (4.6%) to $38,497,000 in the second thirteen weeks of the 2001 fiscal year compared to the same period last year. Compared to the prior thirteen-week period, sales decreased $3,782,000 (9.0%). The sales increase compared to the second thirteen weeks of 2000 relates primarily to higher unit sales volume. The sales decrease compared to the prior thirteen-week period ended February 2, 2001 (not shown) relates to lower sales volume and normal seasonal trends in the Company's business activities. Sales for the first twenty-six weeks of fiscal year 2001 increased by $3,617,000 (4.7%) to $80,777,000 compared to the same period in the prior fiscal year. This increase relates to higher unit sales volume and increased selling prices.

Cost of products sold increased by $1,570,000 (7.2%) in the second thirteen weeks of the 2001 fiscal year to $23,411,000 compared to the same period in 2000. The increase in cost of sales relates to higher sales volume. The cost of sales increase outpaced the sales increase primarily as a result of higher ingredient costs and changes in product mix in the second quarter of fiscal year 2001. Compared to the prior thirteen-week period (not shown), the cost of products sold decreased $1,462,000 (5.9%) due primarily to lower unit sales. The cost of sales decrease did not directly relate to the sales decrease due to higher ingredient costs experienced in the second thirteen weeks of fiscal year 2001 compared to the first thirteen weeks of fiscal 2001. Cost of sales increased in the first twenty-six weeks of fiscal year 2001 by $1,994,000 (4.3%) to $48,284,000 compared to the same period in the prior fiscal year. Cost of sales in the first twenty-six weeks increased primarily as a result of higher sales and higher ingredient costs.

Selling, general and administrative expenses increased by $930,000 (9.1%) to $11,142,000 in the second thirteen weeks of 2001 compared to the same period last year. The increase primarily relates to higher sales volume compared to the prior year. Compared to the prior thirteen-week period (not shown), selling, general and administrative expenses decreased by $1,202,000 (9.7%) primarily as a result of lower sales volume and seasonally lower expenses compared to the prior thirteen-week period. Selling, general and administrative expenses increased by $2,164,000 (10.2%) in the first twenty-six weeks of fiscal 2001. The increase primarily relates to higher sales volume compared to the prior year. In addition, costs for insurance and fuel also increased disproportionately to sales compared to the prior twenty-six week period.

Depreciation expense increased by $131,000 (14.1%) in the second thirteen weeks of the 2001 fiscal year compared to the same period in 2000. Depreciation expense increased $265,000 (14.2%) in the first twenty-six weeks of fiscal 2001 compared to the prior fiscal twenty-six week period. Depreciation increased as a result of increased capital expenditures.


                                                               Page 7 of 8 pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS (continued)

The effective income tax rate was 38.0% in the second thirteen weeks of fiscal 2001, consistent with the prior fiscal year and the prior thirteen-week period.

Cash and cash equivalents decreased $917,000 (5.0%) to $17,384,000 during the first twenty-six weeks of the 2001 fiscal year. The principal items affecting the $3,710,000 net cash provided by operating activities were net income of $4,266,000, depreciation of $2,126,000 and inventory reductions of $2,506,000 offset by reductions in accounts payable and accrued expenses of $4,810,000.

Cash used in investing activities for the first twenty-six weeks of fiscal 2001 consisted of $2,040,000 in additions to property, plant and equipment. This amount reflects the Company's continued investment in processing, transportation and information technology equipment.

Cash used for financing activities consists of cash dividends in the amount of $1,482,000 and $1,558,000, respectively, in the first twenty-six weeks of fiscal years 2001 and 2000. The decrease in cash dividends reflects the purchase of 840,900 common shares under the Company's stock repurchase program since November 2000.

The Company remained free of interest bearing debt during the second thirteen weeks of 2001. The Company's revolving line of credit with Bank of America expires April 30, 2002 and provides for borrowings up to $2,000,000. The Company has not borrowed under this line for more than fourteen consecutive years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have significant overall currency exposure at May 4, 2001 and April 28, 2000. The Company's financial instruments consist of cash and cash equivalents and life insurance policies at May 4, 2001 and April 28, 2000. The carrying value of the Company's financial instruments approximated their fair market values based on current market prices and rates. It is not the Company's policy to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

None

(b) - Reports on Form 8-K

No Report on Form 8-K has been filed during the quarter for which this report is filed.


                                                               Page 8 of 8 pages