Form 10-Q
period 2001-08-03
BRIDGFORD FOODS CORP
filed 2001-09-14
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (MARK ONE)
            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2001

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

                                Yes [X] No [ ]





      As of September 14, 2001 the registrant had 10,510,712 shares of common stock outstanding.


                       Number of pages in this Form 10-Q 8


(end of cover page)

                                Page 1 of 8 pages

                           BRIDGFORD FOODS CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                                      INDEX

Part I.  Financial Information

  Item 1.  Financial Statements                                                                     Page
       a. Consolidated Condensed Balance Sheets at August 3, 2001 and November 3, 2000.............   3

       b. Consolidated Condensed Statements of Income for the 13 and 39 weeks ended August 3,
          2001 and July 28, 2000 ..................................................................   4

       b. Consolidated Condensed Statements of Shareholders' Equity for the 39 weeks ended
          August 3, 2001 and July 28, 2000 ........................................................   4

       c. Consolidated Condensed Statements of Cash Flows for the 39 weeks ended August 3, 2001
          and July 28, 2000........................................................................   5

       d. Notes to Consolidated Condensed Financial Statements ....................................   6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...............................................................   7

  Item 3. Quantitative and Qualitative Disclosures about Market Risk ..............................   8




                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          BRIDGFORD FOODS CORPORATION
                                          -------------------------------
                                                  (Registrant)



                                          By: /s/ Robert E. Schulze
                                              ---------------------------
September 14, 2001                            R. E. Schulze, President,
Date                                          Principal Financial Officer



                                Page 2 of 8 pages

Item 1. a.

                           BRIDGFORD FOODS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                  AUGUST 3           NOVEMBER 3
                                                                    2001                2000
                                                                 -----------         ----------
                                                                 (UNAUDITED)
                            ASSETS                              (in thousands)     (in thousands)
                            ------

Current assets:
   Cash and cash equivalents                                        $15,086            $18,301
   Accounts receivable, less allowance
     for doubtful accounts of $852 and $694                          12,158             13,642
   Inventories (Note 2)                                              17,474             18,191
   Prepaid expenses and other current assets                          3,704              2,965
                                                                   --------           --------
       Total current assets                                          48,422             53,099

Property, plant and equipment, less
  accumulated depreciation of $34,787 and $31,599                    19,158             18,964

Other non-current assets                                             11,441             10,617
                                                                   --------           --------
                                                                    $79,021            $82,680
                                                                   ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                $  3,671            $ 7,723
   Accrued payroll and other expenses                                 5,091              6,787
   Income taxes payable                                                 324                120
                                                                   --------            -------
       Total current liabilities                                      9,086             14,630
                                                                   --------            -------
Non-current liabilities                                              12,176             11,854
                                                                   --------            -------

Shareholders' equity:
   Preferred stock, without par value
     Authorized - 1,000,000 shares
     Issued and outstanding - none
   Common stock, $1.00 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 10,510,712
     and 10,615,312 shares                                           10,568             10,672
   Capital in excess of par value                                    18,225             19,459
   Retained earnings                                                 28,966             26,065
                                                                   --------            -------
                                                                     57,759             56,196
                                                                   --------            -------
                                                                    $79,021            $82,680
                                                                   ========            =======


     See accompanying notes to consolidated condensed financial statements.

                                Page 3 of 8 pages

Item 1. b.





                           BRIDGFORD FOODS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                   13 WEEKS ENDED              39 WEEKS ENDED
                                ---------------------       ---------------------
                                AUGUST 3      JULY 28       AUGUST 3      JULY 28
                                  2001          2000          2001          2000
                                --------      -------       --------      --------
                                   (in thousands)              (in thousands)

Net sales                       $ 36,709      $ 36,277      $117,485      $113,436
                                --------      --------      --------      --------
Cost of products sold,
  excluding depreciation          23,088        22,026        71,372        68,316
Selling, general and
  administrative expenses         11,181        10,503        34,667        31,824
Depreciation                       1,063           889         3,188         2,750
                                --------      --------      --------      --------
                                  35,332        33,418       109,227       102,890
                                --------      --------      --------      --------
Income before taxes                1,377         2,859         8,258        10,546

Income tax provision                 523         1,086         3,138         4,007
                                --------      --------      --------      --------
Net income                      $    854      $  1,773      $  5,120      $  6,539
                                ========      ========      ========      ========

Basic earnings per share        $    .08      $    .16      $    .49      $    .59
                                ========      ========      ========      ========
Basic shares computed             10,518        10,809        10,556        11,005
                                ========      ========      ========      ========

Diluted earnings per share      $    .08      $    .16      $    .48      $    .58
                                ========      ========      ========      ========
Diluted shares computed           10,577        10,985        10,612        11,181
                                ========      ========      ========      ========

Cash dividends paid per share   $    .07      $    .07      $    .21      $    .21
                                ========      ========      ========      ========



            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                 (in thousands)


                               Common Stock              Capital
                         ------------------------       in excess      Retained
                            Shares        Amount         of par        earnings
                         ---------       --------       ---------      --------

October 29, 1999            11,370       $ 11,427       $ 26,347       $ 20,361
  Net income                                                              6,539


  Shares repurchased          (667)          (667)        (5,862)
  Cash dividends
  ($.21 per share)                                                       (2,316)
                          --------       --------       --------       --------
July 28, 2000               10,703       $ 10,760       $ 20,485       $ 24,584
                          ========       ========       ========       ========

November 3, 2000            10,615       $ 10,672       $ 19,459       $ 26,065
  Net income                                                              5,120
  Shares repurchased          (104)          (104)        (1,234)
  Cash dividends
  ($.21 per share)                                                       (2,219)
                          --------       --------       --------       --------
August 3, 2001              10,511       $ 10,568       $ 18,225       $ 28,966
                          ========       ========       ========       ========

See accompanying notes to consolidated condensed financial statements.

                                Page 4 of 8 pages

Item 1.c.




                           BRIDGFORD FOODS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 39 WEEKS ENDED
                                                            ------------------------
                                                             AUGUST 3       JULY 28
                                                               2001           2000
                                                            ---------      ---------
                                                          (in thousands) (in thousands)

Cash flows from operating activities:
  Net income                                                $  5,120       $  6,539
  Income charges not affecting cash:
    Depreciation                                               3,188          2,750
    Provision for losses on accounts receivable                  158            134
    Gain on sale of land                                                       (675)

  Effect on cash of changes in assets and liabilities:
    Accounts receivable                                        1,326          1,068
    Inventories                                                  717           (519)
    Prepaid expenses and other                                  (739)          (548)
    Other non-current assets                                    (824)           307
    Accounts payable and accrued expenses                     (5,748)        (2,260)
    Income taxes payable                                         204           (154)
    Non-current liabilities                                      322         (1,846)
                                                            --------       --------
       Net cash provided by operating activities               3,724          4,796
                                                            --------       --------
Cash used in investing activities:
     Proceeds from sale of land                                                 675
     Additions to property, plant and equipment               (3,382)        (3,547)
                                                            --------       --------
      Net cash used in investing activities                   (3,382)        (2,872)
                                                            --------       --------
Cash used for financing activities:
     Shares repurchased                                       (1,338)        (6,529)
     Cash dividends paid                                      (2,219)        (2,316)
                                                            --------       --------
      Net cash used in financing activities                   (3,557)        (8,845)
                                                            --------       --------
Net decrease in cash and cash equivalents                     (3,215)        (6,921)

Cash and cash equivalents at beginning of period              18,301         25,021
                                                            --------       --------
Cash and cash equivalents at end of period                  $ 15,086       $ 18,100
                                                            ========       ========
Cash paid for income taxes                                  $  4,514       $  4,680
                                                            ========       ========

     See accompanying notes to consolidated condensed financial statements.


                                Page 5 of 8 pages

Item 1.d.
                           BRIDGFORD FOODS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


       Note 1 - General Comments

            The unaudited consolidated condensed financial statements of the Company for the thirteen and thirty-nine weeks ended August 3, 2001 and July 28, 2000 have been prepared in conformity with the accounting principles described in the 2000 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company's 2000 Annual Report to Shareholders.

       Note 2 - Inventories

            Inventories are comprised as follows at the respective periods:

                           AUGUST 3       NOVEMBER 3
                             2001           2000
                           --------        -------
                        (in thousands)  (in thousands)
Meat, ingredients
  and supplies             $ 3,542         $ 3,909
Work in progress             1,956           2,193
Finished goods              11,976          12,089
                           -------          -------
                           $17,474          $18,191
                           =======          =======


      Note 3 - Basic and diluted earnings per share


            The difference between basic and diluted earnings per share for the thirteen week and thirty-nine week periods ended August 3, 2001 was a result of the dilutive effect of employee stock options totaling 250,000 shares. The effect of the 250,000 employee stock options outstanding for the thirteen and thirty-nine weeks ended July 28, 2000 was not included in diluted earnings per share as to do so would be antidilutive.


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

Sales increased by $432,000 (1.2%) to $36,709,000 in the third thirteen weeks of the 2001 fiscal year compared to the same period last year. Compared to the prior thirteen-week period, sales decreased $1,788,000 (4.6%). The sales increase compared to the third thirteen weeks of 2000 relates primarily to selling prices. The sales decrease compared to the prior thirteen-week period ended May 4, 2001 (not shown) relates to lower sales volume and normal seasonal trends in the Company's business activities. Sales for the first thirty-nine weeks of fiscal year 2001 increased by $4,049,000 (3.6%) to $117,485,000 compared to the same period in the prior fiscal year. This increase relates to increased selling prices and higher unit sales volume.

Cost of products sold increased by $1,062,000 (4.8%) in the third thirteen weeks of the 2001 fiscal year to $23,088,000 compared to the same period in 2000. The increase in cost of sales relates to higher sales volume. The cost of sales increase outpaced the sales increase primarily as a result of higher ingredient costs and changes in product mix in the third quarter of fiscal year 2001. Compared to the prior thirteen-week period (not shown), the cost of products sold decreased $323,000 (1.4%) due primarily to lower unit sales. The cost of sales decrease did not directly relate to the sales decrease due to higher ingredient costs experienced in the third thirteen weeks of fiscal year. Cost of sales increased in the first thirty-nine weeks of fiscal year 2001 by $3,056,000 (4.5%) to $71,372,000 compared to the same period in the prior fiscal year. Cost of sales in the first thirty-nine weeks increased primarily as a result of higher sales and increased costs for ingredients, labor and utilities.

Selling, general and administrative expenses increased by $678,000 (6.5%) to $11,181,000 in the third thirteen weeks of 2001 compared to the same period last year. The increase primarily relates to higher sales volume and increased costs related to labor and transportation. Compared to the prior thirteen-week period (not shown), selling, general and administrative expenses increased by $39,000 (0.4%) primarily as a result of seasonally higher expenses compared to the prior thirteen-week period. Selling, general and administrative expenses increased by $2,842,000 (8.9%) in the first thirty-nine weeks of fiscal 2001. The increase primarily relates to higher sales volume compared to the prior year. In addition, costs for product delivery, and labor also increased disproportionately to sales compared to the prior thirty-nine week period.



                                Page 7 of 8 pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation expense increased by $174,000 (19.6%) in the third thirteen weeks of the 2001 fiscal year compared to the same period in 2000. Depreciation expense increased $438,000 (15.9%) in the first thirty-nine weeks of fiscal 2001 compared to the prior fiscal thirty-nine week period. Depreciation increased as a result of recent capital expenditures related to the company's information systems.

The effective income tax rate was 38.0% in the third thirteen weeks of fiscal 2001, consistent with the prior fiscal year and the prior thirteen-week period.

Cash and cash equivalents decreased $3,215,000 (17.6%) to $15,086,000 during the first thirty-nine weeks of the 2001 fiscal year. The principal items affecting the $3,724,000 net cash provided by operating activities were net income of $5,120,000, depreciation of $3,188,000 and inventory reductions of $717,000 offset by reductions in accounts payable and accrued expenses of $5,748,000.

Cash used in investing activities for the first thirty-nine weeks of fiscal 2001 consisted of $3,382,000 in additions to property, plant and equipment. This amount reflects the Company's continued investment in processing, transportation and information technology equipment.

Cash used for financing activities consists of cash dividends in the amount of $2,219,000 and $2,316,000, respectively, in the first thirty-nine weeks of fiscal years 2001 and 2000. The decrease in cash dividends reflects the purchase of 859,100 common shares under the Company's stock repurchase program since November 1999.

The Company remained free of interest bearing debt during the third thirteen weeks of 2001. The Company's revolving line of credit with Bank of America expires April 30, 2002 and provides for borrowings up to $2,000,000. The Company has not borrowed under this line for more than fourteen consecutive years.

The impact of inflation on the Company's financial position and results of operations has not been significant. Management is of the opinion that the Company's strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.


Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have significant overall currency exposure at August 3, 2001 and July 28, 2000. The Company's financial instruments consist of cash and cash equivalents and life insurance policies at August 3, 2001 and July 28, 2000. The carrying value of the Company's financial instruments approximated their fair market values based on current market prices and rates. It is not the Company's policy to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure.

ITEM 6.


EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

None

(b) - Reports on Form 8-K

No Report on Form 8-K has been filed during the quarter for which this report is filed.


                               Page 8 of 8 pages