Form 10-K405
period 2001-11-02
BRIDGFORD FOODS CORP
filed 2002-01-30
CIK 14177

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 2, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
        __________

                         Commission file number: 0-2396

                           BRIDGFORD FOODS CORPORATION
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

               California                             95-1778176
  ------------------------------------              --------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

1308 North Patt Street, Anaheim, California              92801
-------------------------------------------             --------
  (Address of principal executive offices)             (Zip code)

                                 (714) 526-5533
                         ------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on January 14, 2002 was $32,763,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,448,271 shares of Common Stock, par value of $1.00 per share, as of January 14, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Items 5, 6, 7 and 8 of Part II are incorporated by reference from the registrant's Annual Report to Shareholders for the fiscal year ended November 2, 2001. Items 10, 11, 12 and 13 of Part III are incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held March 13, 2002.

                           BRIDGFORD FOODS CORPORATION
                                    FORM 10-K
                           YEAR ENDED NOVEMBER 2, 2001
                                TABLE OF CONTENTS

PART I                                                                        PAGE
ITEM 1.        BUSINESS......................................................   3

ITEM 2.        PROPERTIES....................................................   5

ITEM 3.        LEGAL PROCEEDINGS.............................................   6

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   6

PART II

ITEM 5.        MARKET FOR REGISTRANTS COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS...................................   6

ITEM 6.        SELECTED FINANCIAL DATA.......................................   7

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................   7

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   7

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   7

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE...........................   8

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   9

ITEM 11.       EXECUTIVE COMPENSATION........................................   9

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT................................................   9

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS..........   9

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K...........................................  10

SIGNATURES...................................................................  11

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................................  12

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

        This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and the company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include, but are not limited to, statements regarding the following: general economic and business conditions; the impact of competitive product and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this report.

        The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business, which involve judgments with respect to, among other things, future economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, actual results may differ materially from those set forth in the forward-looking statements. In light on the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

                                                       2001    2000     1999
                                                       ----    ----     ----
Products manufactured or processed by the Company       69%     68%      69%
Items manufactured or processed by third parties
for distribution                                        31%     32%      31%
                                                       ----    ----     ----
                                                       100%    100%     100%
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

        The Company has two classes of similar food products, each of which has accounted for 10% or more of consolidated sales in the prior three fiscal years listed below. The following table shows sales, as a percentage of consolidated sales, for each of these two classes of similar products for each of the last three fiscal years:

                                                   2001     2000     1999
                                                   ----     ----     ----
      Frozen Food Products                          36%      37%      38%

      Refrigerated and Snack Food Products          64%      63%      62%
                                                   ----     ----     ----
                                                   100%     100%     100%
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

        Marketing, Sales and Distribution

        The Company markets and sells its products with its own sales force, brokers, cooperatives, wholesalers and independent distributors. Currently, products are sold by the Company's own sales force to approximately 38,000 retail food stores located in 49 states and Canada. In addition, the

Company sells its products through wholesalers, cooperatives and distributors to approximately an additional 20,000 retail outlets and 23,000 restaurants and institutions.

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

        Employees

        At the end of fiscal 2001, the Company had approximately 740 employees, approximately 40% of whose employment relationship with the Company was governed by collective bargaining agreements. These agreements currently expire between August 2002 and February 2005. The Company believes that its relationship with its employees is good.

        Raw Materials

        Although the Company has numerous sources of raw materials, the availability of raw materials is subject to some volatility. From time to time drought or flood conditions affect the cost of grain products adversely in the short run, and costs of meat products in the subsequent two to five year cycle. Similarly, periods of surplus grain products, usually occasioned by favorable growing weather and adequate moisture, result in an increased supply and lowering of grain and meat costs in ensuing seasons. Government commodity programs and export enhancement programs can also have material effects on commodity prices. These programs are generally not predictable beyond published information.

ITEM 2. PROPERTIES

The Company owns the following facilities:

    ------------------------------- -------------------------- -----------
           PROPERTY LOCATION         BUILDING SQUARE FOOTAGE     ACREAGE
    ------------------------------- -------------------------- -----------
          Anaheim, California                100,000                5
    ------------------------------- -------------------------- -----------
          Modesto, California                  2,500               1/3
    ------------------------------- -------------------------- -----------
             Dallas, Texas                    94,000                4
    ------------------------------- -------------------------- -----------
             Dallas, Texas                    30,000                2
    ------------------------------- -------------------------- -----------
             Dallas, Texas                    16,000                1
    ------------------------------- -------------------------- -----------
             Dallas, Texas                     3,200               1.5
    ------------------------------- -------------------------- -----------
      Statesville, North Carolina             42,000                8
    ------------------------------- -------------------------- -----------
           Chicago, Illinois                 156,000               1.5
    ------------------------------- -------------------------- -----------

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

ITEM 3. LEGAL PROCEEDINGS

        No material legal proceedings were pending at November 2, 2001 against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the Company's shareholders during the fourth quarter of the fiscal year ended November 2, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, ages and positions of all the executive officers of the Company as of January 1, 2002 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders. All executive officers are full-time employees of the Company, except for Allan L. Bridgford and Hugh Wm. Bridgford, who worked 80% & 85% of full-time, respectively.

Name                        Age    Position(s) with the Company
----                        ---    ----------------------------
Allan L. Bridgford          66     Chairman and member of the Executive Committee

Robert E. Schulze           67     President and member of the Executive Committee

Hugh Wm. Bridgford          70     Vice President and Chairman of the Executive Committee

William L. Bridgford        47     Secretary

Raymond F. Lancy            48     Vice President, Treasurer and Assistant Secretary


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        The Company's Common Stock, par value $1.00 per share (the "Common Stock"), is traded in the over-the-counter market and prices are quoted on The Nasdaq National Market under the symbol "BRID." As of January 1, 2002, there were 474 holders of record of the Company's Common Stock. The market price and dividend information with respect to the Company's Common Stock are set forth on the inside cover of the Company's 2001 Annual Report to Shareholders in the section thereof entitled "Common Stock and Dividend Data" and are incorporated herein by reference. Future dividends will be dependent upon future earnings, financial requirements and other factors.

ITEM 6. SELECTED FINANCIAL DATA

        The information set forth on page 4 of the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information set forth on pages 4 and 5 of the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company did not have significant overall currency exposure at November 2, 2001. The Company's financial instruments consist of cash and cash equivalents and life insurance policies at November 2, 2001 and the carrying value of the Company's financial instruments approximated their fair market values based on current market prices and rates. It is not the Company's policy to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure.

        A significant customer of the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on January 22,
2002. This customer comprised approximately 6% of revenue during fiscal year 2001 and 7% of revenues in fiscal years 2000 and 1999. This event did not materially impact the Company's financial position or results of operations for the fiscal year ended November 2, 2001. At January 28, 2002, the Company had approximately $2,500,000 in amounts receivable from this customer, substantially all of which relates to 2002 sales. Management is currently evaluating the collectability of amounts receivable from this customer. It is possible that the Company may need to increase its reserve for bad debts at January 31, 2002 as a result of this evaluation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information set forth on pages 6 through 11 of the Company's 2001 Annual Report to Shareholders in the sections thereof entitled "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" is incorporated herein by reference.

                    (in thousands, except per share amounts)

                            Quarter 1      Quarter 2    Quarter 3     Quarter 4
                            February 2       May 4       August 3     November 2
                               2001          2001          2001          2001
                            ----------     ---------    ---------     ----------
Net sales                    $42,279        $38,497       $36,709       $38,876
Income before taxes            4,000          2,881         1,377         1,814
Net income                     2,480          1,786           854         1,124
Basic earnings per share         .23            .17           .08           .11


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information set forth in the sections entitled "Election of Directors" and "section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders to be held on March 13, 2002 is incorporated herein by reference. Information concerning the executive officers of the Company is set forth in Part I hereof under the heading "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

        Information set forth in the section entitled "Compensation of Executive Officers" contained in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders to be held on March 13, 2002 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information set forth in the section entitled "Principal Shareholder and Management" contained in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders to be held on March 13, 2002 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information set forth in the section entitled "Related Party Transactions" contained in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders to be held on March 13, 2002 is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)     The following documents are filed as a part of this report:

                (1) Financial Statements. See "Index to Consolidated Financial Statements" included on page 11 in this report.

                (2) Financial Statement Schedule. See "Index to Consolidated Financial Statements" included on page 11 in this report.

                (3) Exhibits. The exhibits filed as a part of this report are listed in the accompanying "Index to Exhibits".

        (b) Report on Form 8-K. The Company did not file a Current Report on Form 8-K during the quarter ended November 2, 2001.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BRIDGFORD FOODS CORPORATION

                                        By:  /s/ Allan L. Bridgford
                                             -----------------------------------
                                             Allan L. Bridgford, Chairman
                                             Date: January 26, 2002

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

           Signature                           Title                            Date
           ---------                           -----                            ----
      /s/ Allan L. Bridgford                Chairman                      January 30, 2002
      ----------------------                (Principal Executive Officer)
      Allan L. Bridgford

      /s/ Robert E. Schulze                 President                     January 30, 2002
      ---------------------                 (Principal Financial and
      Robert E. Schulze                     Accounting Officer)

      /s/ Hugh Wm. Bridgford                Vice President                January 30, 2002
      ----------------------
      Hugh Wm. Bridgford

      /s/ Paul A. Gilbert                   Director                      January 14, 2002
      -------------------
      Paul A. Gilbert

      /s/ Richard A. Foster                 Director                      January 14, 2002
      ---------------------
      Richard A. Foster

      /s/ Steven H. Price                   Director                      January 14, 2002
      -------------------
      Steven H. Price

      /s/ Norman V. Wagner II               Director                      January 14, 2002
      -----------------------
      Norman V. Wagner II

      /s/ Paul R. Zippwald                  Director                      January 14, 2002
      --------------------
      Paul R. Zippwald

                           BRIDGFORD FOODS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated financial statements of the Registrant and its subsidiaries, including the report thereon of PricewaterhouseCoopers LLP dated December 21, 2001, appearing on pages 6 through 11 of the accompanying 2001 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 8, 10, 11, 12 and 13, the 2001 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K. The following Financial Statement Schedule should be read in conjunction with the financial statements in such 2001 Annual Report to Shareholders.

                                                                                   Page
                                                                                   ----
Report of Independent Accountants on Financial
 Statement Schedule                                                                 F-1

Financial Statement Schedule for the three years ended November 2, 2001:
    Schedule II - Valuation and Qualifying Accounts                                 F-2


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Bridgford Foods Corporation

Our audits of the consolidated financial statements referred to in our report dated December 21, 2001 appearing on page 11 of the 2001 Annual Report to Shareholders of Bridgford Foods Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP
Orange County, California
December 21, 2001

                           BRIDGFORD FOODS CORPORATION
                                   SCHEDULE II
                    VALUATION AND QUALIFYING ACCOUNTS (000's)


                                           Provision for       Accounts       Balance at
                         Balance at          losses on        written off        close
                          beginning          Accounts            less             of
                          of period         Receivable        Recoveries        period
                         ----------        -------------      -----------     ----------
                                         October 29, 1999

Allowance for
doubtful
accounts                     $583               $222              $158            $647
                             ====               ====              ====            ====

                                         November 3, 2000

Allowance for
doubtful
accounts                     $647               $325              $278            $694
                             ====               ====              ====            ====

                                         November 2, 2001

Allowance for
doubtful
accounts                     $694               $275              $190            $779
                             ====               ====              ====            ====

                           BRIDGFORD FOODS CORPORATION

                                INDEX TO EXHIBITS


       Exhibit
         No.                                                                                        Page No.
       -------                                                                                      --------
          3.5    Restated Articles of Incorporation, dated December 29, 1989
                 (filed as Exhibit NA 3.5 to Form 10 on January 28, 1993 and incorporated herein by reference).

          3.6    Amendment to Articles of Incorporation, dated July 27, 1990
                 (filed as Exhibit NA 3.6 to Form 10 on January 28, 1993 and incorporated herein by reference).

          3.7    By-laws, as amended (filed as Exhibit 2 to Form 10 on January 28,1993 and             NA
                 incorporated herein by reference).

         10.1 Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit NA 10.1 to Form 10 on January 28, 1993 and incorporated herein by reference).

         10.2    Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as         NA
                 Exhibit 10.2 to Form 10 on January 28, 1993 and incorporated herein by reference).

         10.3    Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as             NA
                 Exhibit 10.3 to Form 10 on January 28, 1993 and incorporated herein by reference).

         13.1    2001 Annual Report to Shareholders.                                                   -

         21.1    Subsidiaries of the Registrant.                                                       -

         23.1    Consent of Independent Accountants.                                                   -

         24.1    Power of Attorney (included as part of the signature page of this Annual Report       NA
                 on Form 10-K).