Form 10-Q
period 2002-02-01
BRIDGFORD FOODS CORP
filed 2002-03-18
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number            0-2396

BRIDGFORD FOODS CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-1778176

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

1308 N. Patt Street, Anaheim, Ca 92801

(Address of principal executive offices-Zip code)

714-526-5533

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [   ]

As of March 15, 2002 the registrant had 10,448,000 shares of common stock outstanding.

Number of pages in this Form 10-Q      9

(end of cover page)	Page 1 of 9 pages

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

				Page
Part I.	Financial Information

	Item 1.	Financial Statements

		a.	Consolidated Condensed Balance Sheets at February 1, 2002 and November 2, 2001	3

		b.	Consolidated Condensed Statements of Income for the 13 weeks ended February 1, 2002 and February 2, 2001	4

		b.	Consolidated Condensed Statements of Shareholders’ Equity for the 13 weeks ended February 1, 2002 and February 2, 2001	4

		c.	Consolidated Condensed Statements of Cash Flows for the 13 weeks ended February 1, 2002 and February 2, 2001	5

		d.	Notes to Consolidated Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		7

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk		8

Part II.	Other Information

	Item 4.	Submission of Matters to a Vote of Security Holders		9

	Item 6.	Exhibits and Reports on Form 8-K		9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION (Registrant)

March 18, 2002	By:	/s/ Robert E. Schulze
Date
R. E. Schulze, President, Principal Financial Officer

Page 2 of  9 pages

Item 1.a.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	February 1	November 2
	2002	2001
	(unaudited)

	(in thousands)	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,272	$12,974
Accounts receivable, less allowance for doubtful accounts of $1,479 and $779	14,392	14,282
Inventories (Note 2)	14,676	19,165
Prepaid expenses and other current assets	5,498	5,356

Total current assets	46,838	51,777
Property, plant and equipment, less accumulated depreciation of $36,484 and $35,378	19,246	19,471
Other non-current assets	11,249	11,090

	$77,333	$82,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,332	$6,958
Accrued payroll and other expenses	6,052	6,464
Income taxes payable	330	330

Total current liabilities	9,714	13,752

Non-current liabilities	9,462	11,251

Shareholders’ equity:
Preferred stock, without par value
Authorized - 1,000 shares
Issued and outstanding — none
Common stock, $1.00 par value
Authorized - 20,000 shares
Issued and outstanding — 10,448 and 10,448 shares	10,505	10,505
Capital in excess of par value	17,475	17,475
Retained earnings	30,177	29,355

	58,157	57,335

	$77,333	$82,338

See accompanying notes to consolidated condensed financial statements.

Page 3 of  9 pages

Item 1. b.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended

	(in thousands, except per share amounts)
	February 1	February 2
	2002	2001
Net sales	$39,231	$42,279

Cost of products sold, excluding depreciation	23,133	24,873
Selling, general and administrative expenses	12,487	12,343
Depreciation	1,106	1,063

	36,726	38,279

Income before taxes	2,505	4,000
Income tax provision	952	1,520

Net income	$1,553	$2,480

Basic earnings per share	$.15	$.23

Basic shares computed	10,448	10,601

Diluted earnings per share	$.15	$.23

Diluted shares computed	10,498	10,652

Cash dividends paid per share	$.07	$.07

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except per share amounts)

			Capital
	Common Stock		in excess	Retained
	Shares	Amount	of par	earnings

November 3, 2000	10,615	$10,672	$19,459	$26,065
Net income				2,480
Shares repurchased	(53)	(53)	(628)
Cash dividends ($.07 per share)				(743)

February 2, 2001	10,562	$10,619	$18,831	$27,802

November 2, 2001	10,448	$10,505	$17,475	$29,355
Net income				1,553
Cash dividends ($.07 per share)				(731)

February 1, 2002	10,448	$10,505	$17,475	$30,177

See accompanying notes to consolidated condensed financial statements.

Page 4 of  9 pages

Item 1.c.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended

	February 1	February 2
	2002	2001

	(in thousands)	(in thousands)
Cash flows from operating activities:
Net income	$1,553	$2,480
Income charges not affecting cash:
Depreciation	1,106	1,063
Provision for losses on accounts receivable	700	86
Effect on cash of changes in assets and liabilities:
Accounts receivable	(810)	(370)
Inventories	4,489	3,295
Prepaid expenses and other	(142)	(112)
Other non-current assets	(159)	39
Accounts payable and accrued expenses	(4,038)	(2,896)
Income taxes payable		(5)
Non-current liabilities	(1,789)	(718)

Net cash provided by operating activities	910	2,862

Cash used in investing activities:
Additions to property, plant and equipment	(881)	(1,071)

Cash used for financing activities:
Shares repurchased		(681)
Cash dividends paid	(731)	(743)

Net cash used in financing activities	(731)	(1,424)

Net (decrease) increase in cash and cash equivalents	(702)	367
Cash and cash equivalents at beginning of period	12,974	18,301

Cash and cash equivalents at end of period	$12,272	$18,668

Cash paid for income taxes	$122	$1,878

See accompanying notes to consolidated condensed financial statements.

Page 5 of  9 pages

Item 1.d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 — General Comments

     The unaudited consolidated condensed financial statements of the Company for the thirteen weeks ended February 1, 2002 have been prepared in conformity with the accounting principles described in the 2001 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company’s 2001 Annual Report to Shareholders.

Note 2 — Inventories

     Inventories are comprised as follows at the respective periods:

	February 1	November 2
	2002	2001

	(in thousands)	(in thousands)
Meat, ingredients and supplies	$4,705	$3,757
Work in progress	1,274	1,324
Finished goods	8,697	14,084

	$14,676	$19,165

Note 3 — Basic and diluted earnings per share

The difference between basic and diluted earnings per share for the thirteen week periods ended February 1, 2002 and February 2, 2001 was a result of the dilutive effect of employee stock options totaling 250,000 shares.

Page 6 of  9 pages

Item 2.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In addition, the Company may from time to time make oral forward-looking statements. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q and in Bridgford Foods Corporation’s Annual Report on Form 10-K for the fiscal year ended November 2, 2001. Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The Company’s operating results are heavily dependent upon the prices paid for raw materials. The marketing of the Company’s value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets.

Sales decreased by $3,048,000 (7.2%) to $39,231,000 in the first thirteen weeks of the 2002 fiscal year compared to the same period last year. Compared to the prior thirteen-week period, sales increased $355,000 (0.9%). The sales decrease compared to the first thirteen weeks of 2001 relates to lower unit sales volume as a result of a general downturn in the economy. Sales compared to the prior thirteen-week period ended November 2, 2001 (not shown) were essentially flat as a result of a soft holiday selling season.

Cost of products sold decreased by $1,740,000 (7.0%) in the first thirteen weeks of the 2002 fiscal year to $23,133,000 compared to the same period in 2001. The decrease in cost of sales relates to lower sales volume. Compared to the prior thirteen-week period (not shown), the cost of products sold decreased $1,800,000 (7.2%) due primarily to favorable changes in product mix and production yields.

Selling, general and administrative expenses increased by $143,000 (1.2%) to $12,487,000 in the first thirteen weeks of 2002 compared to the same period last year. This increase did not correspond to the sales decrease for the same period primarily as a result of an accounts receivable loss provision due to the bankruptcy of a significant customer (refer to Item 3 below). In addition, advertising, employee benefits and implementation of the Company’s new information systems in the first quarter also contributed to this increase. Compared to the prior thirteen-week period (not shown), selling, general and administrative expenses increased by $1,204,000 (10.7%) primarily as a result of the factors noted previously.

Page 7 of  9 pages

Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Depreciation expense increased by $44,000 (4.1%) in the first thirteen weeks of the 2002 fiscal year compared to the same period in 2001. Depreciation expense increased $262,000 (31.0%) in the first thirteen weeks of fiscal 2002 compared to the prior fiscal thirteen week period. Depreciation increased primarily as a result of recent capital expenditures related to the company’s information systems which came online in the first quarter of the year. In addition, the Company completed a new finished goods warehouse in the first quarter which also contributed to this increase.

The effective income tax rate was 38.0% in the first thirteen weeks of fiscal 2002, consistent with the prior fiscal year and the prior thirteen-week period.

Cash and cash equivalents decreased $702,000 (5.4%) to $12,272,000 during the first thirteen weeks of the 2002 fiscal year. The principal items affecting the $910,000 net cash provided by operating activities were lower net income of $1,553,000, depreciation of $1,106,000 and inventory reductions of $4,489,000 offset by reductions in accounts payable and accrued expenses of $4,038,000, long-term liabilities of $1,789,000 and capital expenditures and dividends.

Cash used in investing activities for the first thirteen weeks of fiscal 2002 consisted of $881,000 in additions to property, plant and equipment. This amount reflects the Company’s continued investment in processing, transportation and information technology equipment.

Cash used for financing activities consisted of cash dividends in the amount of $731,000 and $743,000, respectively, in the first thirteen weeks of fiscal years 2002 and 2001. The slight decline in cash dividends reflects additional purchases of common shares under the Company’s stock repurchase program implemented November 1999.

The Company remained free of interest bearing debt during the first thirteen weeks of 2002. The Company’s revolving line of credit with Bank of America expires April 30, 2002 and provides for borrowings up to $2,000,000. The Company has not borrowed under this line for more than fifteen consecutive years.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not have significant overall currency exposure at February 1, 2002 and February 2, 2001. The Company’s financial instruments consist of cash and cash equivalents and life insurance policies at February 1, 2002 and February 2, 2001. The carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure.

A significant customer of the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on January 22, 2002. This customer comprised approximately 6% of revenue during fiscal year 2001 and 7% of revenues in fiscal years 2000 and 1999. This event did not materially impact the Company’s financial position or results of operations for the fiscal year ended November 2, 2001. As of February 1, 2002, the Company has approximately $2,300,000 in amounts receivable from this customer, substantially all of which relates to first quarter sales. Management has allocated bad debt reserves of approximately $1.1 million related to this customer. Management believes that total company reserves of $1,479,000 will be adequate to cover anticipated losses related to all customers at February 1, 2002. It is possible that the Company may need to further increase its reserve for bad debts as a result of the outcome of these bankruptcy proceedings.

Page 8 of  9 pages

Part II. Other Information

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on Wednesday, March 13, 2002 at the Four Points Sheraton, 1500 South Raymond Avenue, Fullerton, California at 10:00 am. Shareholders representing 10,011,802 or 95.8% of the 10,448,271 shares entitled to vote were present in person or by proxy. The following persons were nominated and elected directors. Votes withheld from specific nominees were insignificant.

Hugh Wm. Bridgford Paul A. Gilbert Norman V. Wagner II	Allan L. Bridgford Richard A. Foster Paul R. Zippwald	Robert E. Schulze Steven H. Price

Votes cast for directors were 9,980,158 FOR, 3,561 AGAINST and 28,083 ABSTAIN or WITHHELD. Votes cast for the reappointment of PriceWaterhouseCoopers LLP, as the independent public accountants for the Company for 2002 were 10,003,821 FOR, 1,176 AGAINST and 6,805 ABSTAIN or WITHHELD.

Item 6.

Exhibits and Reports on Form 8-K

(a)  Exhibits:

None

(b)  - Reports on Form 8-K

No Report on Form 8-K has been filed during the quarter for which this report is filed.

Page 9 of  9 pages