Form 10-Q
period 2002-05-03
BRIDGFORD FOODS CORP
filed 2002-06-17
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2002

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

As of June 1, 2002 the registrant had 10,448,000 shares of common stock outstanding.

Number of pages in this Form 10-Q      8

(end of cover page)	Page 1 of 8 pages

CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION (Registrant)

Date: June 17, 2002	By:	/s/ Robert E. Schulze

R. E. Schulze, President, Principal Financial Officer

Page 2 of 8 pages

Item 1. a.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	May 3	November 2
	2002	2001

	(unaudited)
	(in thousands)	(in thousands)

ASSETS

Current assets:
Cash and cash equivalents	$11,569	$12,974
Accounts receivable, less allowance for doubtful accounts of $1,679 and $779	16,933	14,282
Inventories (Note 2)	17,340	19,165
Prepaid expenses and other current assets	3,813	5,356

Total current assets	49,655	51,777
Property, plant and equipment, less accumulated depreciation of $37,577 and $35,378	18,970	19,471
Other non-current assets	11,423	11,090

	$80,048	$82,338

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,949	$6,958
Accrued payroll and other expenses	7,278	6,464
Income taxes payable	330	330

Total current liabilities	11,557	13,752

Non-current liabilities	9,569	11,251

Shareholders’ equity:
Preferred stock, without par value
Authorized - 1,000 shares
Issued and outstanding - none
Common stock, $1.00 par value
Authorized - 20,000 shares
Issued and outstanding - 10,448 shares	10,505	10,505
Capital in excess of par value	17,475	17,475
Retained earnings	30,942	29,355

	58,922	57,335

	$80,048	$82,338

See accompanying notes to consolidated condensed financial statements.

Page 3 of 8 pages

Item 1. b.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		26 weeks ended

	May 3	May 4	May 3	May 4
	2002	2001	2002	2001

	(in thousands)		(in thousands, except per share amounts)

Net sales	$35,904	$38,497	$75,135	$80,777

Cost of products sold, excluding depreciation	21,986	23,411	45,119	48,284
Selling, general and administrative expenses	10,413	11,142	22,900	23,486
Depreciation	1,092	1,063	2,198	2,126

	33,491	35,616	70,217	73,896

Income before taxes	2,413	2,881	4,918	6,881
Income tax provision	917	1,095	1,869	2,615

Net income	$1,496	$1,786	$3,049	$4,266

Basic earnings per share	$.14	$.17	$.29	$.40

Basic shares computed	10,448	10,551	10,448	10,576

Diluted earnings per share	$.14	$.17	$.29	$.40

Diluted shares computed	10,474	10,606	10,486	10,629

Cash dividends paid per share	$.07	$.07	$.14	$.14

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands, except per share amounts)

	Common Stock		Capital
			in excess	Retained
	Shares	Amount	of par	earnings

November 3, 2000	10,615	$10,672	$19,459	$26,065
Net income				4,266
Shares repurchased	(86)	(86)	(1,019)
Cash dividends ($.07 per share)				(1,482)

May 4, 2001	10,529	$10,586	$18,440	$28,849

November 2, 2001	10,448	$10,505	$17,475	$29,355
Net income				3,049
Cash dividends ($.07 per share)				(1,462)

May 3, 2002	10,448	$10,505	$17,475	$30,942

See accompanying notes to consolidated condensed financial statements.

Page 4 of 8 pages

Item 1.c.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended

	May 3	May 4
	2002	2001

	(in thousands)	(in thousands)
Cash flows from operating activities:
Net income	$3,049	$4,266
Income charges not affecting cash:
Depreciation	2,198	2,126
Provision for losses on accounts receivable	968	86
Effect on cash of changes in assets and liabilities:
Accounts receivable	(3,619)	486
Inventories	1,825	2,506
Prepaid expenses and other	1,543	(485)
Other non-current assets	(333)	(516)
Accounts payable and accrued expenses	(2,195)	(4,810)
Income taxes payable	0	(76)
Non-current liabilities	(1,682)	127

Net cash provided by operating activities	1,754	3,710

Cash used in investing activities:
Additions to property, plant and equipment	(1,697)	(2,040)

Cash used for financing activities:
Shares repurchased		(1,105)
Cash dividends paid	(1,462)	(1,482)

Net cash used in financing activities	(1,462)	(2,587)

Net decrease in cash and cash equivalents	(1,405)	(917)
Cash and cash equivalents at beginning of period	12,974	18,301

Cash and cash equivalents at end of period	$11,569	$17,384

Cash paid for income taxes	$762	$3,696

See accompanying notes to consolidated condensed financial statements.

Page 5 of 8 pages

Item 1.d.

BRIDGFORD FOODS CORPORATION

Note 1 — General Comments

     The unaudited consolidated condensed financial statements of the Company for the thirteen and twenty-six weeks ended May 3, 2002 and May 4, 2001 have been prepared in conformity with the accounting principles described in the 2001 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company’s 2001 Annual Report to Shareholders.

     The provision for losses on accounts receivable is based on historical trends and current collectibility risk. Losses due to credit risk have been immaterial prior to the Fiscal 2002 Year.

     Revenues are recognized upon passage of title to the customer typically upon product shipment or delivery to customers.

Note 2 — Inventories

     Inventories are comprised as follows at the respective periods:

	May 3	November 2
	2002	2001

	(in thousands)	(in thousands)
Meat, ingredients and supplies	$4,586	$3,757
Work in progress	2,370	1,324
Finished goods	10,384	14,084

	$17,340	$19,165

Note 3 — Basic and diluted earnings per share

The difference between basic and diluted earnings per share for the thirteen week and twenty-six week periods ended May 3, 2002 was as a result of the dilutive effect of employee stock options totaling 250,000 shares.

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

Sales decreased by $2,593,000 (6.7%) to $35,904,000 in the second thirteen weeks of the 2002 fiscal year compared to the same period last year. Compared to the prior thirteen-week period, sales decreased $3,327,000 (8.5%). The sales decrease compared to the second thirteen weeks of 2001 relates to lower unit sales volume as a result of a general downturn in the economy and the bankruptcy of a significant customer . Sales compared to the prior thirteen-week period ended February 1, 2002 (not shown) decreased due to normal seasonal trends and the continued sluggish economy.

Cost of products sold decreased by $1,425,000 (6.1%) in the second thirteen weeks of the 2002 fiscal year to $21,986,000 compared to the same period in 2001. The decrease in cost of sales relates to lower sales volume. Compared to the prior thirteen-week period (not shown), the cost of products sold decreased $1,147,000 (5.0%) due primarily to lower unit sales volume and changes in product mix.

Selling, general and administrative expenses decreased by $730,000 (6.6%) to $10,413,000 in the second thirteen weeks of 2002 compared to the same period last year. This decrease corresponds to the sales decrease for the same period. Compared to the prior thirteen-week period (not shown), selling, general and administrative expenses decreased by $2,075,000 (16.6%) as a result of seasonally lower sales and a significant loss provision recorded in the first quarter related to the bankruptcy of a major customer. In addition, expenses related to the integration of the Company’s new information systems declined in the second quarter also contributed to this decrease.

Page 7 of 8 pages

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation expense increased by $29,000 (2.7%) in the second thirteen weeks of the 2002 fiscal year compared to the same period in 2001. Depreciation expense decreased $15,000 (1.3%) in the second thirteen weeks of fiscal 2002 compared to the prior fiscal thirteen week period. Depreciation remained flat due to a slight decrease in capital expenditures.

The effective income tax rate was 38.0% in the second thirteen weeks of fiscal 2002, consistent with the prior fiscal year and the prior thirteen-week period.

Cash and cash equivalents decreased $1,405,000 (10.8%) to $11,569,000 during the first twenty-six weeks of the 2002 fiscal year. The principal items favorably affecting the $1,754,000 net cash provided by operating activities were net income of $3,049,000, depreciation of $2,198,000 and inventory reductions of $1,825,000 offset by an increase in accounts receivable of $3,619,000, reductions in accounts payable and accrued expenses of $2,195,000 and a reduction in long-term liabilities of $1,682,000.

Cash used in investing activities for the second thirteen weeks of fiscal 2002 consisted of $1,697,000 in additions to property, plant and equipment. This amount reflects the Company’s continued investment in processing, transportation and information technology equipment.

Cash used for financing activities consisted of cash dividends in the amount of $1,462,000 and $1,482,000, respectively, in the first twenty-six weeks of fiscal years 2002 and 2001. The slight decline in cash dividends reflects additional purchases of common shares under the Company’s stock repurchase program implemented November 1999.

The Company remained free of interest bearing debt during the first twenty-six weeks of 2002. The Company’s revolving line of credit with Bank of America expires April 30, 2004 and provides for borrowings up to $2,000,000. The Company has not borrowed under this line for more than fifteen consecutive years.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not have significant domestic or foreign currency exposure at May 3, 2002 and May 4, 2001. The Company’s financial instruments consist of cash and cash equivalents and life insurance policies at May 3, 2002 and May 4, 2001. The carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments.

A significant customer of the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on January 22, 2002. This customer comprised approximately 6% of revenue during fiscal year 2001 and 7% of revenues in fiscal years 2000 and 1999. This event did not materially impact the Company’s financial position or results of operations for the fiscal year ended November 2, 2001. As of May 3, 2002, the Company has approximately $2,600,000 in pre-petition accounts receivable from this customer, substantially all of which relates to first quarter sales. Management has allocated bad debt reserves of approximately $1.1 million related to this customer. Management believes that total company reserves of $1,679,000 will be adequate to cover anticipated losses related to all customers at May 3, 2002. It is possible that the Company may need to further increase its reserve for bad debts as a result of the outcome of these bankruptcy proceedings.