Form 10-Q
period 2002-08-02
BRIDGFORD FOODS CORP
filed 2002-09-13
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2002

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

Yes [X]        No [   ]

As of September 13, 2002 the registrant had 10,448,000 shares of common stock outstanding.

Number of pages in this Form 10-Q       10

(end of cover page)

Page 1 of 10 pages

Part I. Financial Information
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
SIGNATURES
Certifications
Part II. Other Information
Item 6. Exhibit Index
EXHIBIT 99.1
EXHIBIT 99.2

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

Page

Part I. Financial Information

Item 1. Financial Statements

a. Consolidated Condensed Balance Sheets at August 2, 2002 and November 2, 2001	3

b. Consolidated Condensed Statements of Income for the 13 and 39 weeks ended August 2, 2002 and August 3, 2001	4

b. Consolidated Condensed Statements of Shareholders’ Equity for the 39 weeks ended August 2, 2002 and August 3, 2001	4

c. Consolidated Condensed Statements of Cash Flows for the 39 weeks ended August 2, 2002 and August 3, 2001	5

d. Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures about Market Risk	8

Signatures and Certifications	9

Part II. Other Information

Item 6. Exhibit Index	10

Items 4 and 5 have been omitted because they are not applicable with respect to the current reporting period.

Page 2 of 10 pages

Part I. Financial Information

Item 1.a.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	August 2	November 2
	2002	2001

	(unaudited)
	(in thousands)	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,835	$12,974
Accounts receivable, less allowance for doubtful accounts of $1,818 and $779	15,727	14,282
Inventories (Note 2)	18,200	19,165
Prepaid expenses and other current assets	4,316	5,356

Total current assets	49,078	51,777
Property, plant and equipment, less accumulated depreciation of $38,673 and $35,378	18,872	19,471
Other non-current assets	11,423	11,090

	$79,373	$82,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,350	$6,958
Accrued payroll and other expenses	8,321	6,464
Income taxes payable	330	330

Total current liabilities	12,001	13,752

Non-current liabilities	9,610	11,251

Shareholders’ equity:
Preferred stock, without par value Authorized - 1,000 shares Issued and outstanding — none
Common stock, $1.00 par value Authorized - 20,000 shares Issued and outstanding - 10,448 shares	10,505	10,505
Capital in excess of par value	17,475	17,475
Retained earnings	29,782	29,355

	57,762	57,335

	$79,373	$82,338

See accompanying notes to consolidated condensed financial statements.

Page 3 of 10 pages

Item 1.b.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		39 weeks ended

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
	August 2	August 3	August 2	August 3
	2002	2001	2002	2001

Net sales	$32,025	$35,795	$104,927	$114,563

Cost of products sold, excluding depreciation	20,258	23,191	65,795	71,693
Selling, general and administrative expenses	11,363	10,164	31,611	31,424
Depreciation	1,097	1,063	3,295	3,188

	32,718	34,418	100,701	106,305

Income (loss) before taxes	(693)	1,377	4,226	8,258
Income tax provision (benefit)	(263)	523	1,606	3,138

Net income (loss)	$(430)	$854	$2,620	$5,120

Basic earnings per share	$(.04)	$.08	$.25	$.49

Basic shares computed	10,448	10,518	10,448	10,556

Diluted earnings per share	$(.04)	$.08	$.25	$.48

Diluted shares computed	10,448	10,577	10,495	10,612

Cash dividends paid per share	$.07	$.07	$.21	$.21

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except per share amounts)

	Common Stock		Capital in excess	Retained
	Shares	Amount	of par	earnings

November 3, 2000	10,615	$10,672	$19,459	$26,065
Net income				5,120
Shares repurchased	(104)	(104)	(1,234)
Cash dividends ($.07 per share)				(2,219)

August 3, 2001	10,511	$10,568	$18,225	$28,966

November 2, 2001	10,448	$10,505	$17,475	$29,355
Net income				2,620
Cash dividends ($.07 per share)				(2,193)

August 2, 2002	10,448	$10,505	$17,475	$29,782

See accompanying notes to consolidated condensed financial statements.

Page 4 of 10 pages

Item 1.c.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended

	August 2	August 3
	2002	2001

	(in thousands)	(in thousands)
Cash flows from operating activities:
Net income	$2,620	$5,120
Income charges not affecting cash:
Depreciation	3,295	3,188
Provision for losses on accounts receivable	1,118	158
Effect on cash of changes in assets and liabilities:
Accounts receivable	(2,563)	1,326
Inventories	965	717
Prepaid expenses and other	1,040	(739)
Other non-current assets	(333)	(824)
Accounts payable and accrued expenses	(1,751)	(5,748)
Income taxes payable		204
Non-current liabilities	(1,641)	322

Net cash provided by operating activities	2,750	3,724

Cash used in investing activities:
Additions to property, plant and equipment	(2,696)	(3,382)

Cash used for financing activities:
Shares repurchased		(1,338)
Cash dividends paid	(2,193)	(2,219)

Net cash used in financing activities	(2,193)	(3,557)

Net decrease in cash and cash equivalents	(2,139)	(3,215)
Cash and cash equivalents at beginning of period	12,974	18,301

Cash and cash equivalents at end of period	$10,835	$15,086

Cash paid for income taxes	$1,684	$4,514

See accompanying notes to consolidated condensed financial statements.

Page 5 of 10 pages

Item 1.d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 — General Comments

     The unaudited consolidated condensed financial statements of the Company for the thirteen and thirty-nine weeks ended August 2, 2002 and August 3, 2001 have been prepared in conformity with the accounting principles described in the 2001 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company’s 2001 Annual Report to Shareholders.

     The provision for losses on accounts receivable is based on historical trends and current collectibility risk. Losses due to credit risk have been immaterial prior to the Fiscal 2002 Year.

     Revenues are recognized upon passage of title to the customer typically upon product shipment or delivery to customers.

     The company implemented EITF 01-09, “Accounting Considerations Given by a Vendor to a Customer” in fiscal year 2002. As a result, certain items previously recorded in Selling, General and Administrative Expenses have been reclassified against Net Sales and in Cost of Products Sold in the accompanying Statements. All prior periods have been retroactively reclassified to give effect to this requirement.

Note 2 — Inventories

     Inventories are comprised as follows at the respective periods:

	August 2	November 2
	2002	2001

	(in thousands)	(in thousands)
Meat, ingredients and supplies	$4,379	$3,757
Work in progress	2,930	1,324
Finished goods	10,891	14,084

	$18,200	$19,165

Note 3 — Basic and diluted earnings per share

     The difference between the calculation of basic and diluted shares outstanding for the thirteen week and thirty-nine week periods ended August 2, 2002 was a result of the dilutive effect of employee stock options totaling 250,000 shares. The effect of the employee stock options outstanding for the thirteen weeks ended August 2, 2002 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be antidilutive.

Page 6 of 10 pages

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

Sales, as reclassified, decreased by $3,770,000 (10.5%) to $32,025,000 in the third thirteen weeks of the 2002 fiscal year compared to the same period last year. Compared to the prior thirteen-week period, sales decreased $2,632,000 (7.6%). The sales decrease compared to the third thirteen weeks of 2001 relates to lower unit sales volume as a result of a general downturn in the economy and the bankruptcy of a significant customer. Sales compared to the prior thirteen-week period ended May 3, 2002 (not shown) decreased due to normal seasonal trends and the continued sluggish economy.

Cost of products sold decreased by $2,934,000 (12.7%) in the third thirteen weeks of the 2002 fiscal year to $20,258,000 compared to the same period in 2001. The decrease in cost of sales relates to lower sales volume. Compared to the prior thirteen-week period (not shown), the cost of products sold decreased $601,000 (2.9%) due primarily to lower unit sales volume and changes in product mix.

Selling, general and administrative expenses increased by $1,198,000 (11.8%) to $11,363,000 in the third thirteen weeks of 2002 compared to the same period last year. This increase relates to rising costs for employee healthcare, workers’ compensation, property & liability insurance, transportation expenses, system conversion costs, and pension expense. Compared to the prior thirteen-week period (not shown), selling, general and administrative expenses increased by $1,070,000 (10.4%) primarily as a result of the factors noted previously.

Page 7 of 10 pages

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation expense increased by $34,000 (3.2%) in the third thirteen weeks of the 2002 fiscal year compared to the same period in 2001. Depreciation expense increased $5,000 (0.5%) in the third thirteen weeks of fiscal 2002 compared to the prior fiscal thirteen week period. Depreciation remained flat due to a slight decrease in capital expenditures.

The effective income tax rate was 38.0% in the third thirteen weeks of fiscal 2002, consistent with the prior fiscal year and the prior thirteen-week period.

Cash and cash equivalents decreased $2,139,000 (16.5%) to $10,835,000 during the first thirty-nine weeks of the 2002 fiscal year. The principal items favorably affecting the $2,750,000 net cash provided by operating activities were net income of $2,620,000 and depreciation of $3,295,000 offset by an increase in accounts receivable of $2,563,000, reductions in accounts payable and accrued expenses of $1,751,000 and a reduction in non-current liabilities of $1,641,000.

Cash used in investing activities for the third thirteen weeks of fiscal 2002 consisted of $2,696,000 in additions to property, plant and equipment. This amount reflects the Company’s continued investment in processing, transportation and information technology equipment.

Cash used for financing activities consisted of cash dividends in the amount of $2,193,000 and $2,219,000, respectively, in the first thirty-nine weeks of fiscal years 2002 and 2001. The slight decline in cash dividends reflects additional purchases of common shares under the Company’s stock repurchase program implemented November 1999.

The Company remained free of interest bearing debt during the first thirty-nine weeks of 2002. The Company’s revolving line of credit with Bank of America expires April 30, 2004 and provides for borrowings up to $2,000,000. The Company has not borrowed under this line for more than fifteen consecutive years.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not have significant domestic or foreign currency exposure at August 2, 2002. The Company’s financial instruments consist of cash and cash equivalents and life insurance policies at August 2, 2002. The carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments.

A significant customer of the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on January 22, 2002. This customer comprised approximately 6% of revenue during fiscal year 2001 and 7% of revenues in fiscal years 2000 and 1999. This event did not materially impact the Company’s financial position or results of operations for the fiscal year ended November 2, 2001. As of August 2, 2002, the Company has approximately $2,600,000 in pre-petition accounts receivable from this customer, substantially all of which relates to first quarter sales. Management has allocated bad debt reserves of approximately $1.1 million related to this customer. Management believes that total company reserves of $1,818,000 will be adequate to cover anticipated losses related to all customers at August 2, 2002. It is possible that the Company may need to further increase its reserve for bad debts as a result of the outcome of these bankruptcy proceedings.

Page 8 of 10 pages

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION (Registrant)

	By:	/s/ Robert E. Schulze
September 13, 2002 Date		R. E. Schulze, President, Principal Financial Officer

Certifications

I, Allan L. Bridgford, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bridgford Foods Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 13, 2002

/s/ Allan L. Bridgford Allan L. Bridgford, Chairman (Principal Executive Officer)

I, Robert E. Schulze, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bridgford Foods Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 13, 2002

/s/ Robert E. Schulze Robert E. Schulze, Chairman (Principal Financial Officer)

Page 9 of 10 pages

Part II. Other Information

Item 6. Exhibit Index

Exhibit No.	Description

3.5	Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10 on January 28, 1993 and incorporated herein by reference)

3.6	Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10 on January 28, 1993 and incorporated herein by reference)

3.7	By-laws, as amended (filed as Exhibit 2 to Form 10 on January 28, 1993 and incorporated herein by reference)

10.1	Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit 10.1 to Form 10 on January 28, 1993 and incorporated herein by reference).*

10.2	Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to Form 10 on January 28, 1993 and incorporated herein by reference).*

10.3	Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as Exhibit 10.3 to Form 10 on January 28, 1993 and incorporated herein by reference).*

99.1	Certification of Chairman (principal executive officer) pursuant to 18 U.S. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of President (principal financial officer) pursuant to 18 U.S. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

Page 10 of 10 pages