Form 10-K
period 2002-11-01
BRIDGFORD FOODS CORP
filed 2003-01-28
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 1, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number: 0-2396

BRIDGFORD FOODS CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-1778176

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1308 North Patt Street, Anaheim, California	92801

(Address of principal executive offices)	(Zip code)

(714) 526-5533

(Registrant’s telephone number, including area code)

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
YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on January 14, 2003 was $32,131,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,448,271 shares of Common Stock, par value of $1.00 per share, as of January 24, 2003.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of items 5, 6, 7 and 8 of Part II are incorporated by reference from the registrant’s Annual Report to Shareholders for the fiscal year ended November 1, 2002. Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 12, 2003.

BRIDGFORD FOODS CORPORATION

FORM 10-K
YEAR ENDED NOVEMBER 1, 2002

PART I

Item 1. Business

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

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company’s business, which involve judgments with respect to, among other things, future economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, actual results may differ materially from those set forth in the forward-looking statements. In light on the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives or plans of the Company will be achieved. The forward-looking statements contained herein speak as of the date of this report and the Company undertakes no obligation to update such statements after the date hereof.

     Background of Business

     Bridgford Foods Corporation, a California corporation (collectively with its subsidiaries, the “Company”), was organized in 1952. The Company originally began its operations as a retail meat market in San Diego, California, and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. For more than the past five years, the Company and its subsidiaries have been primarily engaged in the manufacturing, marketing and distribution of an extensive line of frozen, refrigerated and snack food products throughout the United States. The Company has not been involved in any bankruptcy, receivership or similar proceedings, nor has it been party to any merger, acquisition, etc. or acquired or disposed of any material amounts of assets during the past five years. Substantially all of the assets of the Company have been acquired in the ordinary course of business. The Company had no significant change in the type of products produced or distributed, nor in the markets or methods of distribution since the beginning of the fiscal year.

     Description of Business

     The Company operates in one business segment – the manufacture and distribution of frozen, refrigerated and snack food products. The products manufactured and distributed by the Company consist of an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products and a variety of sandwiches and sliced luncheon meats. The products purchased by the Company for resale include a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products.

	2002	2001	2000

Products manufactured or processed by the Company	69%	69%	68%
Items manufactured or processed by third partie for distribution	31%	31%	32%

	100%	100%	100%

     Although the Company has recently introduced several new products, none of these products have contributed significantly to the Company’s revenue growth for the fiscal year. The Company’s sales are not subject to material seasonal variations. Historically the Company has been able to respond quickly to the receipt of orders and, accordingly, the Company does not maintain a significant sales backlog. The Company and its industry generally have no unusual demands or restrictions on working capital items. During the last fiscal year the Company did not enter into any new markets or any significant contractual or other material relationships.

     The Company has two classes of similar food products, each of which has accounted for 10% or more of consolidated sales in the prior three fiscal years listed below. The following table shows sales, as a percentage of consolidated sales, for each of these two classes of similar products for each of the last three fiscal years:

	2002	2001	2000

Frozen Food Products	36%	36%	37%
Refrigerated and Snack Food Products	64%	64%	63%

	100%	100%	100%

     To date, federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, have not had a material effect on the Company’s business.

     Major Product Classes

Frozen Food Products

     The Company’s frozen food division serves both food service and retail customers. The Company sells approximately 200 unique frozen food products through wholesalers, cooperatives and distributors to approximately 21,000 retail outlets and 22,000 restaurants and institutions.

Frozen Food Products – Food Service Customers

     The food service industry is composed of establishments that serve food outside the home and includes restaurants; the food operations of health care providers, schools and other institutions, hotels, resorts, and corporations, and other non-traditional food service outlets. Growth in this industry has been driven by the increase in away-from-home meal preparation, which has accompanied the expanding number of both dual income and single-parent households. Another trend within the food service industry is the growth in the number of non-traditional food service outlets such as convenience stores, retail stores and supermarkets. These non-traditional locations often lack extensive cooking, storage or preparation facilities, resulting in a need for pre-cooked and prepared foods similar to those provided by the Company. The expansion in the food service industry has also been accompanied by the continued consolidation and growth of broadline and specialty food service distributors, many of which are long-standing customers of the Company.

     The Company supplies its food service customers generally through distributors that take title to the product and resell it. Among the Company’s customers are many of the country’s largest broadline and specialty food service distributors. For these and other large end purchasers, the Company’s products generally go through extensive qualification procedures and its manufacturing capabilities are subjected to thorough review by the end purchasers prior to the Company’s approval as a vendor. Large end purchasers typically select suppliers that can consistently meet increased volume requirements on a national basis during peak promotional periods. In its value-added operations, the Company believes that its manufacturing flexibility, national presence and long-standing customer relationships should pose barriers to entry for other manufacturers seeking to provide similar products to the Company’s current large food service end purchasers, although no assurances can be given.

Frozen Food Products – Retail Customers

     The majority of the Company’s existing and targeted retail customers are involved in the resale of branded and private label packaged foods. The same trends which have contributed to the increase in away-from-home meal preparation have also fueled the growth in easy to prepare, microwaveable frozen and refrigerated convenience foods. Among the fastest growing segments is the frozen and refrigerated hand-held foods market. This growth has been driven by improved product quality and variety and the increasing need for inexpensive and healthy food items that require minimal preparation. Despite rapid growth, many categories of frozen and refrigerated hand-held foods have achieved minimal household penetration. The Company believes it has been successful in establishing and maintaining supply relationships with certain selected leading retailers in this market.

Frozen Food Products – Sales and Marketing

     The Company’s frozen food business covers the United States and Canada. In addition, to regional sales managers, the Company maintains a network of independent food service and retail brokers covering most of the states as well as Canada. Brokers are compensated on a commission basis. The Company believes that its broker relationships in close cooperation with the regional sales managers, are a valuable asset providing significant new product and customer opportunities. The regional sales managers perform several significant functions for the Company including identifying and developing new business opportunities and providing customer service and support to the Company’s distributors and end purchasers through the effective use of the Company’s broker network.

     The Company’s annual advertising expenditures are directed towards retail and institutional customers. These customers participate in various special promotional programs and direct advertising allowances sponsored by the Company. The Company also invests in general consumer advertising in various newspapers and periodicals. The Company directs advertising at food service customers with campaigns in major industry publications and through Company participation in trade shows throughout the United States.

Refrigerated and Snack Food Products – Customers

     The Company’s refrigerated and snack food products division sells approximately 290 different items through a direct store delivery network serving approximately 38,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.

     These customers are comprised of large retail chains and smaller“independent” operators. This part of the Company’s business is highly competitive. Proper placement of the Company’s product lines is critical to selling success since most items could be considered “impulse” items which are often consumed shortly after purchase. The Company’s ability to sell successfully to this distribution channel depends on aggressive marketing and maintaining relationships with key buyers.

Refrigerated and Snack Food Products – Sales and Marketing

     The Company’s direct store delivery network consists of two separate divisions, refrigerated and non-refrigerated snack food products, that are distributed through five different regions located in the southwest, primarily operating in California, Arizona and Nevada. Non-refrigerated snack food products are distributed in nine geographic regions across the United States and Canada, each managed by regional sales managers. The regional sales managers perform several significant functions for the Company including identifying and developing new business opportunities and providing customer service and support to the Company’s customers. The Company also utilizes the services of brokers where appropriate to support efficient product distribution and customer satisfaction.

     Product Planning and Research and Development

     The Company continually monitors the consumer acceptance of each product within its extensive product line. Individual products are regularly added to and deleted from the Company’s product line. The addition or deletion of any product has not had a material effect on the Company’s operations. The Company believes that a key factor in the success of its products is its system of carefully targeted research and testing of its products to ensure high quality and that each product matches an identified market opportunity. The emphasis in new product introductions in the past few years has been in microwaveable, single service items. The Company is constantly searching to develop new products to complement its existing product line and improved processing techniques and formulas for its existing product line. The Company utilizes in-house test kitchens to research and experiment with unique food preparation methods, improve quality control and analyze new ingredient mixtures. The Company does not anticipate any significant change in product-mix as a result of its research and development efforts.

     Competition

     The products of the Company are sold under highly competitive conditions. All food products can be considered competitive with other food products, but the Company regards its principal competitors to include national, regional and local producers and distributors of refrigerated, frozen and snack food products. Several of the Company’s competitors include large companies with substantially greater financial and marketing resources than those of the Company. Existing competitors may broaden their product lines and potential competitors may enter or increase their focus on the Company’s market, resulting in greater competition for the Company. The Company believes that its products compete favorably with those of the Company’s competitors. Such competitors’ products compete against those of the Company for retail shelf space, institutional distribution and customer preference.

     Importance of Key Customers

     One customer comprised approximately 12.5% of sales during the fiscal 2002 year. A significant customer of the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on January 22, 2002. This customer comprised approximately 5.0% and 6.0% of revenue during fiscal years 2001 and 2002, respectively. The Company had a pre-petition outstanding balance of $2,700,000 at November 1, 2002.

     Employees

     At the end of fiscal 2002, the Company had approximately 760 employees, approximately 46% of whose employment relationship with the Company was governed by collective bargaining agreements. These agreements currently expire between March 2003 and February 2005. The Company believes that its relationship with its employees is good.

     General Risks of Food Industry

     The food industry, and the markets within the food industry in which the Company competes, are subject to various risks, including: adverse changes in general economic conditions; evolving consumer preferences; nutritional and health-related concerns; federal, state and local food inspection and processing controls; consumer product liability claims; risks of product tampering; and the availability and expense of liability insurance. The meat and poultry industries have recently been subject to increasing scrutiny due to the association of meat and poultry products with recent outbreaks of illness, and on rare occasions even death, caused by food borne pathogens such as E. coli, Salmonella, Listeria monocytogenes and others which are found in raw and improperly cooked meat. Consumer demand for meat and poultry fluctuates as the result of such outbreaks of illness. Product recalls are sometimes required in the food industries to withdraw contaminated or mislabeled products from the market.

     Risks Relating to Suppliers and Raw Materials

     The Company purchases large quantities of commodity pork, beef and flour. Historically, market prices for products processed by the Company have fluctuated in response to a number of factors, including changes in the United States government farm support programs, changes in international agricultural and trading policies, weather and other conditions during the growing and harvesting seasons.

     Risks Relating to Government Regulation

     The operations of the Company are subject to extensive inspection and regulation by the United States Department of Agriculture (the “USDA”) and by other federal, state and local authorities, regarding the processing, packaging, storage, transportation, distribution and labeling of products that are manufactured, produced and processed by the Company. The Company’s processing facilities and products are subject to frequent inspection by USDA and/or other federal, state and local authorities. On July 25, 1996, the USDA issued strict new policies concerning contamination by food borne pathogens such as E. coli, Listeria monocytogenes and Salmonella, and established a new system of regulation known as the Hazard Analysis Critical Control Points (“HACCP”) program. The HACCP program requires all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements on or before January 26, 1998. The Company believes that it is currently in compliance with all material governmental laws and regulations (including the January 1998 HACCP requirements), and that it maintains all material permits and licenses relating to its operations.

     Risks Relating to Dependence on Key Management

     The Company’s executive officers and certain other key employees have been primarily responsible for the development and expansion of the Company’s business, and the loss of the services of one or more of these individuals could have an adverse effect on the Company. The Company’s future success will be dependent in part upon its continued ability to recruit, motivate and retain qualified personnel. There can be no assurance that the Company will be successful in this regard. The Company has no employment or non-competition agreements with key personnel.

Item 2. Properties

     The Company owns the following facilities:

Property Location	Building Square Footage	Acreage

Anaheim, California	100,000	5
Modesto, California	2,500	0.3
Dallas, Texas	94,000	4
Dallas, Texas	30,000	2
Dallas, Texas	16,000	1
Dallas, Texas	3,200	1.5
Statesville, North Carolina	42,000	8
Chicago, Illinois	156,000	1.5

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

Item 3. Legal Proceedings

     No material legal proceedings were pending at November 1, 2002 against the Company. The Company is likely to be subject to claims arising from time to time in the ordinary course of its business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to the Company’s shareholders during the fourth quarter of the fiscal year ended November 1, 2002.

Executive Officers of the Registrant

     The names, ages and positions of all the executive officers of the Company as of January 1, 2003 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. William L. Bridgford is the son of Hugh Wm. Bridgford and the nephew of Allan L. Bridgford. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders. All executive officers are full-time employees of the Company, except for Allan L. Bridgford, who worked 80% of full-time.

Name	Age	Position(s) with the Company

Allan L. Bridgford	67	Chairman and member of the Executive Committee
Robert E. Schulze	68	President and member of the Executive Committee
Hugh Wm. Bridgford	71	Vice President and Chairman of the Executive Committee
William L. Bridgford	48	Secretary
Raymond F. Lancy	49	Vice President, Treasurer and Assistant Secretary

PART II

Item 5. Market for Registrant’s Common Equity And Related Stockholder Matters

     The Company’s Common Stock, par value $1.00 per share (the “Common Stock”), is traded in the over-the-counter market and prices are quoted on The Nasdaq National Market under the symbol “BRID.” As of January 1, 2003, there were 453 holders of record of the Company’s Common Stock. The market price and dividend information with respect to the Company’s Common Stock are set forth on the inside cover of the Company’s 2002 Annual Report to Shareholders in the section thereof entitled “Common Stock and Dividend Data” and are incorporated herein by reference. The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend upon future earnings, financial requirements and other factors.

Equity Compensation Plan Information

     The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing compensation plans as of November 1, 2002. The Company’s sole shareholder approved equity compensation plan is the 1999 Stock Incentive Plan. The Company does not have any non-stockholder approved equity compensation plans.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon		compensation plans
	exercise of	Weighted-average	as of November 1,
	outstanding	exercise price of	2002 (excluding
	options, warrants	outstanding	securities
	and rights as of	options, warrants	reflected in column
	November 1, 2002	and rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	250,000	$10.00	650,000

Equity compensation plans not approved by security holders	—	—	—

Total	250,000	$10.00	650,000

Item 6. Selected Financial Data

     The information set forth on page 4 of the Company’s 2002 Annual Report to Shareholders is Incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth on pages 4, 5 and in Note 1 of the Company’s 2002 Annual Report to Shareholders, including a description of the Company’s critical accounting policies, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Company did not have significant overall currency exposure at November 1, 2002. The Company’s financial instruments consist of cash and cash equivalents and life insurance policies at November 1, 2002 and the carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure. The Company does not engage in buying or selling spot or futures commodity contracts. The Company’s investment portfolio is not subject to significant market risk or interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data

     The information set forth on pages 6 through 11 of the Company’s 2002 Annual Report to Shareholders in the sections thereof entitled “Consolidated Balance Sheets”, “Consolidated Statements of Income”, “Consolidated Statements of Shareholders’ Equity”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements” and “Report of Independent Accountants” is incorporated herein by reference.

Unaudited Interim Financial Information

(in thousands, except per share amounts)

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
	February 1	May 3	August 2	November 1
	2002	2002	2002	2002

Net sales	$38,223	$34,679	$32,025	$34,275
Income (loss) before taxes	2,505	2,413	(693)	(1,954)
Net income (loss)	1,552	1,497	(430)	(1,481)
Basic earnings (loss) per share	$.15	$.14	$(.04)	$(.14)

(in thousands, except per share amounts)

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
	February 2	May 4	August 3	November 2
	2001	2001	2001	2001

Net sales	$42,279	$38,497	$36,709	$38,876
Income before taxes	4,000	2,881	1,377	1,814
Net income	2,480	1,786	854	1,124
Basic earnings per share	.23	.17	.08	.11

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information set forth in the sections entitled “Election of Directors” and“Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders to be held on March 12, 2003 is incorporated herein by reference. Information concerning the executive officers of the Company is set forth in Part I hereof under the heading “Executive Officers of the Registrant”.

Item 11. Executive Compensation

     Information set forth in the section entitled “Compensation of Executive Officers” contained in the Company’s definitive proxy statement for the 2002 Annual Meeting of Shareholders to be held on March 12, 2003 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information set forth in the section entitled “Principal Shareholders and Management” contained in the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders to be held on March 12, 2003 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information set forth in the section entitled “Related Party Transactions” contained in the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders to be held on March 12, 2003 is incorporated herein by reference.

Item 14. Controls and Procedures

     Within 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chairman and President, concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic filings under the Securities Exchange Act of 1934. No significant changes in the Company’s internal controls or in other factors have occurred that could significantly affect these internal controls subsequent to the evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements. See “Index to Consolidated Financial Statements” included on page 15 in this report.

(2)	Financial Statement Schedule. See “Index to Consolidated Financial Statements” included on page 15 in this report.

(3)	Exhibits. The exhibits filed as a part of this report are listed in the accompanying “Index to Exhibits”.

(b)	Report on Form 8-K. The Company did not file a Current Report on Form 8-K during the quarter ended November 1, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
By: /s/ Allan L. Bridgford

Allan L. Bridgford, Chairman Date: January 24, 2003

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

Signature	Title	Date

/s/ Allan L. Bridgford Allan L. Bridgford	Chairman (Principal Executive Officer)	January 24, 2003

/s/ Robert E. Schulze Robert E. Schulze	President and Director (Principal Financial and Accounting Officer)	January 24, 2003

/s/ Hugh Wm. Bridgford Hugh Wm. Bridgford	Vice President and Director	January 24, 2003

/s/ Paul A. Gilbert Paul A. Gilbert	Director	January 13, 2003

/s/ Richard A. Foster Richard A. Foster	Director	January 24, 2003

/s/ Steven H. Price Steven H. Price	Director	January 13, 2003

/s/ Norman V. Wagner II Norman V. Wagner II	Director	January 13, 2003

/s/ Paul R. Zippwald Paul R. Zippwald	Director	January 13, 2003

CERTIFICATIONS PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Allan L. Bridgford, certify that:

1.	I have reviewed this annual report on Form 10-K of Bridgford Foods Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process and summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 24, 2003

/s/ Allan L. Bridgford Allan L. Bridgford, Chairman (Principal Executive Officer)

I, Robert E. Schulze, certify that:

1.	I have reviewed this annual report on Form 10-K of Bridgford Foods Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process and summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 24, 2003

/s/ Robert E. Schulze
Robert E. Schulze, President (Principal Financial Officer)

BRIDGFORD FOODS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements of the Registrant and its subsidiaries, including the report thereon of PricewaterhouseCoopers LLP dated December 20, 2002, appearing on pages 6 through 11 of the accompanying 2002 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 8, 10, 11, 12, 13 and 14, the 2002 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K. The following Financial Statement Schedule should be read in conjunction with the financial statements in such 2002 Annual Report to Shareholders.

Page

Report of Independent Accountants on Financial Statement Schedule	F-1

Financial Statement Schedule for the three years ended November 1, 2002:

Schedule II – Valuation and Qualifying Accounts	F-2

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Bridgford Foods Corporation

Our audits of the consolidated financial statements referred to in our report dated December 20, 2002 appearing on page 11 of the 2002 Annual Report to Shareholders of Bridgford Foods Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
Orange County, California
December 20, 2002

F-1

BRIDGFORD FOODS CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS (000’s)

		Provision for	Accounts	Balance at
	Balance at	losses on	written off	close
	beginning	Accounts	less	of
	of period	Receivable	Recoveries	period

	November 3, 2000
Allowance for doubtful accounts	$647	$325	$278	$694

	November 2, 2001
Allowance for doubtful accounts	$694	$275	$190	$779

	November 1, 2002
Allowance for doubtful accounts	$779	$3,750	$1,110	$3,419

F-2

BRIDGFORD FOODS CORPORATION

INDEX TO EXHIBITS

Exhibit
No.		Page No.

3.5	Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10-K on January 28, 1993 and incorporated herein by reference).	NA

3.6	Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10-K on January 28, 1993 and incorporated herein by reference).	NA

3.7	By-laws, as amended (filed as Exhibit 2 to Form 10-K on January 28,1993 and incorporated herein by reference).	NA

10.1	Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit 10.1 to Form 10-K on January 28, 1993 and incorporated herein by reference).	NA

10.2	Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to Form 10-K on January 28, 1993 and incorporated herein by reference).	NA

10.3	Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as Exhibit 10.3 to Form 10-K on January 28, 1993 and incorporated herein by reference).	NA

10.4	Bridgford Foods Corporation 1999 Stock Incentive Plan and Form of Stock Option Agreement (files as Exhibit 4.1 to Form S-8 on May 28, 1999 and incorporated herein by reference).	NA

13.1	2002 Annual Report to Shareholders.	NA

21.1	Subsidiaries of the Registrant.	NA

23.1	Consent of Independent Accountants.	NA

24.1	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).	NA

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).	NA

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).	NA