Form 10-Q
period 2003-01-24
BRIDGFORD FOODS CORP
filed 2003-03-10
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2003

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

Yes    [ X ]       No   [   ]

As of March 10, 2003 the registrant had 10,448,000 shares of common stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Exchange Act).

Yes    [   ]       No   [ X ]

(end of cover page)	Page 1 of 13 pages

Part I. Financial Information
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 6. Exhibit Index
SIGNATURES
Certifications
Certifications
EXHIBIT INDEX
EXHIBIT 99.1
EXHIBIT 99.2

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

Page 2 of 13 pages

Part I. Financial Information
Item 1. a.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	January 24
	2003	November 1
	(unaudited)	2002
	(in thousands)	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,326	$10,305
Accounts receivable, less allowance for doubtful accounts of $3,344 and $3,419	12,694	12,566
Inventories (Note 2)	13,269	17,562
Prepaid expenses and other current assets	6,212	5,980

Total current assets	44,501	46,413
Property, plant and equipment, less accumulated depreciation of $40,353 and $39,373	18,705	19,030
Other non-current assets	11,740	11,739

	$74,946	$77,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,234	$3,956
Accrued payroll and other expenses	7,919	7,844
Income taxes payable	0	0

Total current liabilities	11,153	11,800

Non-current liabilities	10,078	10,992

Shareholders’ equity:
Preferred stock, without par value
Authorized - 1,000 shares
Issued and outstanding - none
Common stock, $1.00 par value
Authorized - 20,000 shares
Issued and outstanding - 10,448 shares	10,505	10,505
Capital in excess of par value	17,475	17,475
Retained earnings	27,101	27,776
Accumulated comprehensive income (loss)	(1,366)	(1,366)

	53,715	54,390

	$74,946	$77,182

See accompanying notes to consolidated condensed financial statements.

Page 3 of 13 pages

Item 1. b.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	(in thousands, except per share amounts)

	12 weeks ended	13 weeks ended

	January 24	February 1
	2003	2002
Net sales	$32,445	$38,223

Cost of products sold, excluding depreciation	21,158	23,221
Selling, general and administrative expenses	10,542	11,391
Depreciation	991	1,106

	32,691	35,718

Income (loss) before taxes	(246)	2,505
Income tax provision (benefit)	(93)	952

Net income (loss)	$(153)	$1,553

Basic earnings (loss) per share	$(.01)	$.15

Basic shares computed	10,448	10,448

Diluted earnings (loss) per share	$(.01)	$.15

Diluted shares computed	10,449	10,498

Cash dividends paid per share	$.05	$.07

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except per share amounts)

			Capital
	Common Stock		in excess	Retained
	Shares	Amount	of par	earnings

November 2, 2001	10,448	$10,505	$17,475	$29,355
Net income				1,553
Cash dividends ($.07 per share)				(731)

February 1, 2002	10,448	$10,505	$17,475	$30,177

November 1, 2002	10,448	$10,505	$17,475	$26,410
Net loss				(153)
Cash dividends ($.05 per share)				(522)

January 24, 2003	10,448	$10,505	$17,475	$25,735

See accompanying notes to consolidated condensed financial statements.

Page 4 of 13 pages

Item 1.c.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	12 weeks ended	13 weeks ended

	January 24	February 1
	2003	2002
	(in thousands)	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(153)	$1,553
Income charges not affecting cash:
Depreciation	991	1,106
Provision for losses on accounts receivable	177	700
Effect on cash of changes in assets and liabilities:
Accounts receivable	(305)	(810)
Inventories	4,293	4,489
Prepaid expenses and other	(232)	(142)
Other non-current assets	(1)	(159)
Accounts payable and accrued expenses	(647)	(4,038)
Income taxes payable	0	0
Non-current liabilities	(914)	(1,789)

Net cash provided by operating activities	3,209	910

Cash used in investing activities:
Additions to property, plant and equipment	(666)	(881)

Cash used for financing activities:
Cash dividends paid	(522)	(731)

Net cash used in financing activities	(522)	(731)

Net increase (decrease) in cash and cash equivalents	2,021	(702)
Cash and cash equivalents at beginning of period	10,305	12,974

Cash and cash equivalents at end of period	$12,326	$12,272

Cash paid for income taxes	$0	$122

See accompanying notes to consolidated condensed financial statements.

Page 5 of 13 pages

Item 1.d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - General Comments

     The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the “Company”) for the twelve weeks ended January 24, 2003 and thirteen weeks ended February 1, 2002 have been prepared in conformity with the accounting principles described in the 2002 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company’s 2002 Annual Report to Shareholders.

     The Company has historically reported quarterly results to reflect fiscal quarters of 13 weeks in length. Starting with its 2003 fiscal year, the Company is changing its quarterly fiscal reporting periods to report results after 12, 24, 36 and 52 week periods (or 53 weeks as applicable). The Company changed its quarterly reporting periods during the fiscal year to align reported periods with its internal financial systems and provide more meaningful comparison with its peer group companies.

     The provision for losses on accounts receivable is based on historical trends and current collectibility risk. Losses due to credit risk have been immaterial prior to the fiscal year 2002.

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

Note 2 - Inventories

     Inventories are comprised as follows at the respective periods:

	January 24	November 1
	2003	2002
	(in thousands)	(in thousands)
Meat, ingredients and supplies	$3,774	$4,187
Work in progress	1,084	1,940
Finished goods	8,411	11,435

	$13,269	$17,562

Note 3 - Basic and diluted earnings per share

The difference between the calculation of basic and diluted shares outstanding for the twelve week period ended January 24, 2003 was a result of the dilutive effect of employee stock options totaling 250,000 shares. The effect of the employee stock options outstanding for the twelve weeks ended January 24, 2003 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be antidilutive.

Page 6 of 13 pages

Item 2.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In addition, the Company may from time to time make oral forward-looking statements. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q and in Bridgford Foods Corporation’s Annual Report on Form 10-K for the fiscal year ended November 1, 2002. Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Amounts estimated related to liabilities for self-insured Workers’ Compensation and Employee Healthcare are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts not originally estimated. Management believes its current estimates are reasonable and based on the best information available at the time. The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have historically been immaterial although losses in fiscal year 2002 were significant. The provision for losses on accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. One customer comprised 12.5% of revenues in fiscal year 2002.

Revenues are recognized upon passage of title to the customer typically upon product shipment or delivery to customers. Products are delivered to customers through its own fleet or through a company owned Direct Store Delivery System.

The Company’s operating results are heavily dependent upon the prices paid for raw materials. The marketing of the Company’s value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets.

The Company has historically reported quarterly results to reflect fiscal quarters of 13 weeks in length. Starting with its 2003 fiscal year, the Company is changing its quarterly fiscal reporting periods to report results after 12, 24, 36 and 52 week periods (or 53 weeks as applicable). The Company changed its quarterly reporting periods during the fiscal year to align reported periods with its internal financial systems and provide more meaningful comparison with its peer group companies.

Net Sales, as reclassified, decreased by $5,778,000 (15.1%) to $32,445,000 in the first twelve weeks of the 2003 fiscal year compared to the 13 week period last year. Compared to the prior thirteen-week period, sales decreased $1,829,000 (5.3%). Including the additional week in the prior period sales comparison, contributes an additional decrease of $2,636,000 (7.9%) in sales. All segments of the Company’s business continued to be adversely affected by the recession with unit sales volumes declining significantly compared to the first thirteen weeks of 2002. Since the prior year comparison period contains one more week than the current reporting period, $2,948,000 (7.1%) of the decline in sales results relates to the Company’s change in reporting periods. Sales to a significant customer who declared bankruptcy in the first quarter of last year declined $1.7 million during the first twelve weeks of 2002 compared to the prior year. Sales compared to the prior thirteen-week period ended November 1, 2002 (not shown) decreased due to normal seasonal trends.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Cost of products sold decreased by $2,063,000 (8.9%) in the first twelve weeks of the 2003 fiscal year to $21,158,000 compared to the 13 week period in 2002. The decrease in cost of sales relates primarily to the lower sales volumes noted above. Since the prior year comparison period contains one more week than the current reporting period, $1,786,000 (7.6%) of the decrease relates to the Company’s change in reporting periods. Compared to the prior thirteen-week period (not shown), the cost of products sold increased $1,507,000 (6.7%). The additional week included in the comparison period resulted in an increase in cost of products sold of $1,743,000 (7.8%). More favorable flour commodity costs in the first 12 weeks of 2003 compared to the prior thirteen week period contributed to a slight improvement in margins.

Selling, general and administrative expenses decreased by $849,000 (7.5%) to $10,542,000 in the first twelve weeks of 2003 compared to the 13 week period last year. This decrease relates to a recent increase in costs for employee healthcare, workers’ compensation, property & liability insurance, fuel and vehicle repair costs and pension expense. Including the extra week in the comparison period results in an additional increase in selling expense of $876,000 (7.7%). Compared to the prior thirteen-week period (not shown), selling, general and administrative expenses decreased by $2,109,000 (16.7%). The additional week included in the comparison period, resulted in a decrease in selling, general and administrative expenses of $973,000 (7.0%). The decrease relates primarily to a significant decrease in the provision for losses on accounts receivable compared to the prior quarter.

Depreciation expense decreased by $115,000 (10.4%) in the first twelve weeks of the 2003 fiscal year compared to the 13 week period in 2002. The additional week included in the comparison period results in an additional decrease in depreciation expense of $85,000 (7.4%). Depreciation expense increased $78,000 (8.5%) in the first twelve weeks of fiscal 2003 compared to the prior fiscal thirteen-week period (not shown). The additional week included in the comparison period, resulted in an increase of $70,000 (9.0%) in depreciation expense. The effective income tax rate was 38.0% in the first twelve weeks of fiscal 2003, consistent with the prior fiscal year and the prior twelve-week period.

Cash and cash equivalents increased by $2,021,000 (19.6%) to $12,326,000 during the first twelve weeks of the 2003 fiscal year. The principal items favorably affecting the $3,209,000 net cash provided by operating activities were a reduction in inventory of $4,293,000 and depreciation of $991,000 offset by a net loss of $153,000, an increase in accounts receivable of $305,000 and a reduction in non-current liabilities of $914,000.

Cash used in investing activities for the first twelve weeks of fiscal 2003 consisted of $666,000 in additions to property, plant and equipment. This amount reflects the Company’s continued investment in processing, transportation and information technology equipment.

Cash used for financing activities consisted of cash dividends in the amount of $522,000 and $731,000, respectively, in the first twelve weeks of fiscal year 2003 and thirteen weeks of fiscal year 2002, respectively. No change in the results from financing activities occurs by including one more week in the comparison period. The decline in cash dividends reflects the decrease in dividends per share from $0.07 to $0.05 per share.

The Company remained free of interest bearing debt during the first twelve weeks of 2003. The Company’s revolving line of credit with Bank of America expires April 30, 2004 and provides for borrowings up to $2,000,000. The Company has not borrowed under this line for more than sixteen consecutive years.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Proforma Comparative Results

     The Company changed its quarterly reporting periods during fiscal year to align reported periods with its internal financial systems and provide more meaningful comparisons with its peer group companies. The Company will begin reporting “quarterly” results after 12, 24, 36 and 52 (or 53 week) periods.

The following table reflects proforma comparative income statement information using the new reporting periods.

	Proforma
	12 Weeks	12 Weeks
	January 24, 2003	January 25, 2002
	(in thousands)	(in thousands)
Net sales	$32,445	$35,275
Cost of products sold, excluding depreciation	21,158	21,435
Selling, general and administrative expenses	10,542	10,515
Depreciation	991	1,021
	32,691	32,971
Income before taxes	(246)	2,304
Income tax provision	(93)	876
Net income	$(153)	$1,428

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not have significant domestic or foreign currency exposure at January 24, 2003. The Company’s financial instruments consist of cash and cash equivalents and life insurance policies at January 24, 2003. The carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic prices increases if agreed quantities are not delivered.

Item 4. Controls and Procedures.

(a)  Evaluation of Controls and Procedures

The Company’s Chairman and President have concluded, based on their evaluation of a date within 90 days prior to the date of the filing of this quarterly report on Form 10-Q, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chairman and President, as appropriate to allow timely decisions regarding required disclosures.

(b)  Change in Internal Controls

There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of such evaluation.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

A.  Exhibits

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

B.  Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the three months ended January 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION

(Registrant)

	By:	/s/ Robert E. Schulze

R. E. Schulze, President,
Date: March 10, 2003		Principal Financial Officer

Certifications

I, Allan L. Bridgford, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bridgford Foods Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the evaluation functions):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or any other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 10, 2003

/s/ Allan L. Bridgford Allan L. Bridgford, Chairman (Principal Executive Officer)

I, Robert E. Schulze, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bridgford Foods Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the evaluation functions):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or any other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 10, 2003

/s/ Robert E. Schulze Robert E. Schulze, Chairman (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.5	Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10 on January 28, 1993 and incorporated herein by reference).

3.6	Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10 on January 28, 1993 and incorporated herein by reference).

3.7	By-laws, as amended (filed as Exhibit 2 to Form 10 on January 28, 1993 and incorporated herein by reference).

10.1	Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit 10.1 to Form 10 on January 28, 1993 and incorporated herein by reference).*

10.2	Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to Form 10 on January 28, 1993 and incorporated herein by reference).*

10.3	Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as Exhibit 10.3 to Form 10 on January 28, 1993 and incorporated herein by reference).*

99.1	Certification of Chairman (principal executive officer) pursuant to 18 U.S. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of President (principal financial officer) pursuant to 18 U.S. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.