Form 10-Q
period 2003-04-18
BRIDGFORD FOODS CORP
filed 2003-06-03
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 18, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number	0-2396

BRIDGFORD FOODS CORPORATION

(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of	95-1778176 (I.R.S. Employer
incorporation or organization)	identification number)

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

As of May 15, 2003 the registrant had 10,387,000 shares of common stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Exchange Act).

Yes [ ]	No [ X ]

Part I. Financial Information
Item 1. Financial Statements
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
SIGNATURES
Certifications
Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
EXHIBIT 99.1
EXHIBIT 99.2

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT

Items 1-3 and 5 of Part II. have been omitted because they are not applicable with respect to the current reporting period.

Page 2 of 14 pages

Part I. Financial Information

     Item 1. a.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	April 18
	2003	November 1
	(Unaudited)	2002
	(in thousands)	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,947	$10,305
Accounts receivable, less allowance for doubtful accounts of $3,789 and $3,419	10,381	12,566
Inventories (Note 2)	14,672	17,562
Prepaid expenses and other current assets	5,826	5,980

Total current assets	44,826	46,413
Property, plant and equipment, less accumulated depreciation of $41,369 and $39,373	18,421	19,030
Other non-current assets	11,739	11,739

	$74,986	$77,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,163	$3,956
Accrued payroll and other expenses	8,354	7,844

Total current liabilities	11,517	11,800

Non-current liabilities	10,354	10,992

Shareholders’ equity:
Preferred stock, without par value Authorized - 1,000 shares Issued and outstanding - none
Common stock, $1.00 par value Authorized - 20,000 shares Issued and outstanding - 10,424 and 10,448 shares	10,481	10,505
Capital in excess of par value	17,314	17,475
Retained earnings	26,686	27,776
Accumulated comprehensive loss	(1,366)	(1,366)

	53,115	54,390

	$74,986	$77,182

See accompanying notes to consolidated condensed financial statements.

Page 3 of 14 pages

     Item 1. b.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	(in thousands, except per share amounts)		(in thousands, except per share amounts)

	12 weeks ended	13 weeks ended	24 weeks ended	26 weeks ended

	April 18	May 3	April 18	May 3
	2003	2002	2003	2002
Net sales	$29,074	$34,636	$61,519	$72,859

Cost of products sold, excluding depreciation	17,925	20,840	39,082	45,496
Selling, general and administrative expenses	9,984	10,292	20,527	20,247
Depreciation	991	1,092	1,982	2,198

	28,900	32,223	61,591	67,941

Income (loss) before taxes	174	2,413	(72)	4,918
Income tax provision (benefit)	66	917	(27)	1,869

Net income (loss)	$108	$1,496	($45)	$3,049

Basic earnings (loss) per share	$.01	$.14	($.00)	$.29

Basic shares computed	10,442	10,448	10,445	10,448

Diluted earnings (loss) per share	$.01	$.14	($.00)	$.29

Diluted shares computed	10,442	10,474	10,445	10,486

Cash dividends paid per share	$.05	$.07	$.10	$.14

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands, except per share amounts)

			Capital		Accumulated
	Common Stock		in excess	Retained	Comprehensive
	Shares	Amount	of par	earnings	Income (loss)

November 2, 2001	10,448	$10,505	$17,475	$29,355	$0
Net income				3,049
Cash dividends ($.14 per share)				(1,462)

May 3, 2002	10,448	$10,505	$17,475	$30,942	$0

November 1, 2002	10,448	$10,505	$17,475	$27,776	($1,366)
Net loss				(45)
Shares repurchased	(24)	(24)	(161)
Cash dividends ($.10 per share)				(1,045)

April 18, 2003	10,424	$10,481	$17,314	$26,686	($1,366)

See accompanying notes to consolidated condensed financial statements.

Page 4 of 14 pages

     Item 1.c.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	24 weeks ended	26 weeks ended

	April 18	May 3
	2003	2002
	(in thousands)	(in thousands)
Cash flows from operating activities:
Net (loss) income	($45)	$3,049
Income charges not affecting cash:
Depreciation	1,982	2,198
Provision for losses on accounts receivable	378	968
Effect on cash of changes in assets and liabilities:
Accounts receivable	1,807	(3,619)
Inventories	2,890	1,825
Prepaid expenses and other current assets	154	1,543
Other non-current assets	0	(333)
Accounts payable	(793)	(3,009)
Accrued payroll and other expenses	510	814
Non-current liabilities	(638)	(1,682)

Net cash provided by operating activities	6,245	1,754

Cash used in investing activities:
Additions to property, plant and equipment	(1,373)	(1,697)

Cash used in financing activities:
Shares repurchased	(185)	0
Cash dividends paid	(1,045)	(1,462)

Net cash used in financing activities	(1,230)	(1,462)

Net increase (decrease) in cash and cash equivalents	3,642	(1,405)
Cash and cash equivalents at beginning of period	10,305	12,974

Cash and cash equivalents at end of period	$13,947	$11,569

Cash paid for income taxes	$0	$762

See accompanying notes to consolidated condensed financial statements.

Page 5 of 14 pages

Item 1.d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - General Comments

     The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the “Company”) for the twelve and twenty-four weeks ended April 18, 2003 and the thirteen and twenty-six weeks ended May 3, 2002 have been prepared in conformity with the accounting principles described in the 2002 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company’s 2002 Annual Report to Shareholders.

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

Note 2 - Inventories

     Inventories are comprised as follows at the respective periods:

	April 18	November 1
	2003	2002
	(in thousands)	(in thousands)
Meat, ingredients and supplies	$3,817	$4,187
Work in progress	1,617	1,940
Finished goods	9,238	11,435

	$14,672	$17,562

Note 3 - Basic and diluted earnings per share

     The difference between the calculation of basic and diluted shares outstanding for the twelve and twenty-four week periods ended April 18, 2003 was a result of the dilutive effect of employee stock options totaling 250,000 shares. The effect of the employee stock options outstanding for the twelve and twenty-four weeks ended April 18, 2003 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be antidilutive.

Page 6 of 14 pages

Note 4 - Stock-Based Compensation

     The Company applies the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options generally are granted at fair market value based upon the closing price on the date immediately preceding the grant date. The Company has adopted the disclosure requirements for SFAS No. 123, “Accounting for Stock-Based Compensation.” On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. Accordingly, if compensation expense for the Company’s stock options had been recognized, based upon the fair value of awards granted, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	(in thousands, except per share amounts)

	12 weeks ended	13 weeks ended

	April 18	May 3
	2003	2002
Net income, as reported	$108	$1,496
Proforma adjustment	(18)	(37)

Proforma net income	$90	$1,459

Net income per share:
Basic - as reported	$0.01	$0.14

Basic - proforma	$0.01	$0.14

Diluted - as reported	$0.01	$0.14

Diluted - proforma	$0.01	$0.14

Weighted average shares
shares outstanding:
Basic	10,442	10,448

Diluted	10,442	10,474

	(in thousands, except per share amounts)

	24 weeks ended	26 weeks ended

	April 18
	2003	May 3
Net income, as reported	($45)	$3,049
Proforma adjustment	(37)	(73)

Proforma net income	($82)	$2,976

Net income per share:
Basic - as reported	($0.00)	$0.29

Basic - proforma	($0.01)	$0.28

Diluted - as reported	($0.00)	$0.29

Diluted - proforma	($0.01)	$0.28

Weighted average shares
shares outstanding:
Basic	10,445	10,448

Diluted	10,445	10,486

     The pro forma amounts were estimated using the Black-Scholes option-pricing model. No options were granted during the first two quarters of fiscal year ended October 31, 2003.

Page 7 of 14 pages

Item 2.

              SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In addition, the Company may from time to time make oral forward-looking statements. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q and in Bridgford Foods Corporation’s Annual Report on Form 10-K for the fiscal year ended November 1, 2002. Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Revenues are recognized upon passage of title to the customer typically upon product shipment or delivery to customers. Products are delivered to customers through the Company’s own fleet or through a Company-owned direct store delivery system.

The Company’s operating results are heavily dependent upon the prices paid for raw materials. The marketing of the Company’s value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets.

The Company has historically reported quarterly results to reflect fiscal quarters of 13 weeks in length. Starting with its 2003 fiscal year, the Company is changing its quarterly fiscal reporting periods to report results after 12, 24, 36 and 52-week periods (or 53 weeks as applicable). The Company changed its quarterly reporting periods during the fiscal year to align reported periods with its internal financial systems and provide more meaningful comparison with its peer group companies.

Results of Operations for the Twelve Weeks ended April 18, 2003 and Thirteen Weeks ended May 3, 2002

Net Sales decreased by $5,562,000 (16.1%) to $29,074,000 in the second twelve-weeks of the 2003 fiscal year compared to the thirteen-week period last year. Sales compared to the prior twelve-week period ended January 24, 2003 (not shown) decreased $3,371,000 (10.4%) due to normal seasonal trends and the continuing soft economy. All segments of the Company’s business continued to be adversely affected by the recession with

Page 8 of 14 pages

Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

unit sales volumes declining significantly compared to the second thirteen weeks of 2002. Since the prior year comparison period contains one more week than the current reporting period, $2,664,000 (7.0%) of the decline in sales results relates to the Company’s change in reporting periods.

Cost of products sold decreased by $2,915,000 (14.0%) in the second twelve weeks of the 2003 fiscal year to $17,925,000 compared to the thirteen-week period in 2002. The decrease in cost of sales relates primarily to the lower sales volumes noted above. Since the prior year comparison period contains one more week than the current reporting period, $1,603,000 (7.2%) of the decrease relates to the Company’s change in reporting periods. The gross margin declined on a comparative basis due to lower processing facility utilization, changes in product mix and lower effective net selling prices as a result of aggressive promotion activity. Compared to the prior twelve-week period (not shown), the cost of products sold decreased $3,233,000 (15.2%). Favorable flour commodity costs as well as improved processing facility utilization during the second twelve weeks of 2003 compared to the prior twelve-week period, contributed to the improvement in margins.

Selling, general and administrative expenses decreased by $306,000 (3.0%) to $9,984,000 in the second twelve weeks of 2003 compared to the thirteen-week period last year. Considering the extra week in the comparison period, selling, general and administrative expenses increased $792,000 (8.1%). This increase in the category as a percentage of sales relates primarily to continued increases in costs for employee healthcare, workers’ compensation, property & liability insurance, fuel, vehicle repair costs and pension expense compared to the same period in the prior year. Compared to the prior twelve-week period (not shown), selling, general and administrative expenses decreased by $558,000 (5.3%) primarily due to lower sales volume. The decrease in selling, general and administrative expenses did not directly correspond to the sales decrease due to higher costs for fuel and repairs in the second twelve weeks of 2003 and the impact of fixed benefit costs compared to lower sales levels.

Depreciation expense decreased by $101,000 (9.2%) in the second twelve weeks of the 2003 fiscal year compared to the thirteen-week period in 2002. The additional week included in the comparison period decreased depreciation expense by $84,000 (7.6%). Depreciation expense remained constant at $991,000 in the second twelve weeks of fiscal 2003 compared to the prior twelve-week period (not shown). The changes in depreciation expense were insignificant to the results of the quarter. The effective income tax rate was 38.0% in the second twelve weeks of fiscal 2003, consistent with the prior fiscal year and the prior twelve-week period.

Results of Operations for the Twenty-Four Weeks ended April 18, 2003 and Twenty-Six Weeks ended May 3, 2002

Net Sales for the twenty-four weeks of fiscal year 2003 decreased by 11,339,000 (15.6%) to $61,519,000 compared to the twenty-six week period of fiscal year 2002. The Company’s change in reporting periods from twenty-six to twenty-four weeks decreased sales by $5,605,000 (7.0%). The balance of the decrease relates to the decline in unit sales volume caused by the continued adverse affects of the recession.

Cost of Sales decreased in the first twenty-four weeks of fiscal year 2003 by $6,414,000 (14.1%) to $39,082,000 compared to the twenty-six week period of fiscal year 2002. Cost of Sales in the first twenty-four weeks declined primarily as a result of lower unit sales volume. The additional two weeks included in the year-to-date comparison contributes $3,500,000 (7.2%) of the decrease in cost of sales. The gross margin declined on a comparative basis due to lower processing facility utilization, changes in product mix and lower effective net selling prices as a result of aggressive promotion activity.

Selling, general and administrative expenses increased by $280,000 (1.4%) to $20,527,000 in the first twenty-four weeks of fiscal 2003. Considering the extra two weeks in the comparison period, selling, general and administrative expenses increased $1,557,000 (8.5%). The increase in this category as a percentage of sales relates primarily to continued increases in costs for employee healthcare, workers’ compensation, property & liability insurance, fuel, vehicle repair costs and pension expense compared to the same period in the prior year.

Depreciation expense decreased $216,000 (9.4%) in the first twenty-four weeks of fiscal 2003 compared to the prior fiscal twenty-six week period. The additional two weeks included in the year-to-date comparison decreased depreciation expense by $169,000 (7.5%). The changes depreciation expense were insignificant to the year-to-date results.

Page 9 of 14 pages

Liquidity and Capital Resources

Cash and cash equivalents increased by $3,642,000 (35.3%) to $13,947,000 during the first twenty-four weeks of the 2003 fiscal year from the fiscal year ended November 1, 2002. The principal items favorably affecting the $6,245,000 net cash provided by operating activities were reductions in inventory of $2,890,000 and accounts receivable of $1,807,000 and depreciation expense of $1,982,000 offset by a net loss of $45,000 and a reduction in non-current liabilities of $638,000.

Cash used in investing activities during the first twenty-four weeks of fiscal 2003 consisted of $1,373,000 in additions to property, plant and equipment. This amount reflects the Company’s continued investment in processing, transportation and information technology equipment.

Cash used in financing activities consisted of cash dividends in the amount of $1,045,000 and $1,462,000, respectively, in the first twenty-four weeks of fiscal year 2003 and the first twenty-six weeks of fiscal year 2002, respectively. The decline in cash dividends reflects the decrease in dividends per share from $0.07 to $0.05 per share. Net cash used in financing activities also included the purchase of 24,140 common shares under the Company’s stock repurchase program during the second twelve weeks of 2003.

The Company remained free of interest bearing debt during the second twelve weeks of 2003. The Company’s revolving line of credit with Bank of America expires April 30, 2005 and provides for borrowings up to $2,000,000. The Company has not borrowed under this line for more than sixteen consecutive years.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Proforma Comparative Results

     The Company changed its quarterly reporting periods during fiscal year to align reported periods with its internal financial systems and provide more meaningful comparisons with its peer group companies. The Company began reporting “quarterly” results after 12, 24, 36 and 52 (or 53 week) periods during fiscal year 2003.

The following table reflects proforma comparative income statement information using the new reporting periods.

Proforma (Unaudited)

	12 Weeks		12 Weeks
	April 18, 2003	% SALES	April 19, 2002	% SALES
	(in thousands)		(in thousands)
Net sales	$29,074	100.00%	$31,971	100.00%
Cost of products sold, excluding depreciation	17,925	61.65%	19,237	60.17%
Selling, general and administrative expenses	9,984	34.34%	9,499	29.71%
Depreciation	991	3.41%	1,008	3.15%
	28,900	99.40%	29,744	93.03%
Income before taxes	174	0.60%	2,228	6.97%
Income tax provision	66	0.23%	847	2.65%
Net income	$108	0.37%	$1,381	4.32%

Page 10 of 14 pages

Proforma (Unaudited) (continued)

	24 Weeks		24 Weeks
	April 18, 2003	% SALES	April 19, 2002	% SALES
	(in thousands)		(in thousands)
Net sales	$61,519	100.00%	$67,254	100.00%
Cost of products sold, excluding depreciation	39,082	63.53%	41,996	62.44%
Selling, general and administrative expenses	20,527	33.37%	18,689	27.79%
Depreciation	1,982	3.22%	2,029	3.02%
	61,591	100.12%	62,715	93.25%
Income (loss) before taxes	(72)	-0.12%	4,539	6.75%
Income tax (benefit) provision	(27)	-0.04%	1,725	2.56%
Net income	($45)	-0.07%	$2,814	4.18%

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not have significant domestic or foreign currency exposure at April 18, 2003. The Company’s financial instruments consist of cash and cash equivalents and life insurance policies at April 18, 2003. The carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not delivered. No significant contracts remained unfulfilled at April 18, 2003.

Item 4.

Controls and Procedures

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

Page 11 of 14 pages

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

	By:	/s/ Robert E. Schulze
June 2, 2003		R. E. Schulze, President,
Date		Principal Financial Officer

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Allan L. Bridgford, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bridgford Foods Corporation;

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

Dated: June 2, 2003

/s/ Allan L. Bridgford Allan L. Bridgford, Chairman
(Principal Executive Officer)

Page 12 of 14 pages

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

Dated: June 2, 2003

/s/ Robert E. Schulze Robert E. Schulze, Chairman
(Principal Financial Officer)

Page 13 of 14 pages

Part II. Other Information

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on Wednesday, March 12, 2003 at the Four Points Sheraton, 1500 South Raymond Avenue, Fullerton, California at 10:00 am. Shareholders representing 9,564,641 or 91.5% of the 10,448,271 shares entitled to vote were present in person or by proxy. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The following persons were nominated and elected directors. Votes withheld from specific nominees were insignificant.

Hugh Wm. Bridgford	Allan L. Bridgford	Robert E. Schulze
Paul A. Gilbert	Richard A. Foster	Steven H. Price
Norman V. Wagner II	Paul R. Zippwald

Votes cast for directors were 9,537,708 FOR, 121 AGAINST and 26,812 ABSTAIN or WITHHELD. Votes cast for reappointment of PriceWaterhouse Coopers LLP, as the independent public accounts for the Company for the fiscal year commencing November 2, 2002 were 9,553,054 FOR, 9,404 AGAINST and 2,183 ABSTAIN or WITHHELD.

Item 6.

Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Description

3.5	Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10K on January 28, 1993 and incorporated herein by reference).

3.6	Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10K on January 28, 1993 and incorporated herein by reference).

3.7	By-laws, as amended (filed as Exhibit 2 to Form 10K on January 28, 1993 and incorporated herein by reference).

10.1	Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit 10.1 to Form 10K on January 28, 1993 and incorporated herein by reference).*

10.2	Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to Form 10K on January 28, 1993 and incorporated herein by reference).*

10.3	Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as Exhibit 10.3 to Form 10K on January 28, 1993 and incorporated herein by reference).*

99.1	Certification of Chairman (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of President (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(b)	Reports on Form 8-K.

The registrant did not file any reports on Form 8-K during the fiscal quarter ended April 18, 2003.

Page 14 of 14 pages