Form 10-Q
period 2003-07-11
BRIDGFORD FOODS CORP
filed 2003-08-25
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 11, 2003

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

Yes [X]	No [ ]

As of August 22, 2003 the registrant had 10,290,000 shares of common stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Exchange Act).

Yes [ ]	No [X]

Page 1 of 13 pages

Part I. Financial Information
Item 1. Financial Statements
a. Consolidated Condensed Balance Sheets at July 11, 2003 and November 1, 2002
b. Consolidated Condensed Statements of Income for the 12 weeks and 36 weeks ended July 11, 2003 and 13 weeks and 39 weeks ended August 2, 2002
b. Consolidated Condensed Statements of Shareholders’ Equity for the 36 weeks ended July 11, 2003 and 39 weeks ended August 2, 2002
c. Consolidated Condensed Statements of Cash Flows for the 36 weeks ended July 11, 2003 and 39 weeks ended August 2, 2002
d. Notes to Consolidated Condensed Financial Statements
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
SIGNATURES
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

Items 1-5 of Part II. have been omitted because they are not applicable with respect to the current reporting period.

Page 2 of 13 pages

Part I. Financial Information

     Item 1. a.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	July 11	November 1
	2003	2002

	(Unaudited)
	(in thousands)	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,537	$10,305
Accounts receivable, less allowance for doubtful accounts of $1,365 and $3,419	10,334	12,566
Inventories (Note 2)	16,870	17,562
Prepaid expenses and other current assets	5,399	5,980

Total current assets	46,140	46,413
Property, plant and equipment, less accumulated depreciation of $42,306 and $39,373	18,095	19,030
Other non-current assets	12,039	11,739

	$76,274	$77,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,306	$3,956
Accrued payroll and other expenses	8,827	7,844

Total current liabilities	13,133	11,800

Non-current liabilities	10,706	10,992

Shareholders’ equity:
Preferred stock, without par value Authorized — 1,000 shares Issued and outstanding — none
Common stock, $1.00 par value Authorized — 20,000 shares Issued and outstanding — 10,319 and 10,448 shares	10,376	10,505
Capital in excess of par value	16,637	17,475
Retained earnings	26,788	27,776

Accumulated comprehensive loss	(1,366)	(1,366)

	52,435	54,390

	$76,274	$77,182

See accompanying notes to consolidated condensed financial statements.

Page 3 of 13 pages

     Item 1. b.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	(in thousands, except per share amounts)		(in thousands, except per share amounts)

	12 weeks ended	13 weeks ended	36 weeks ended	39 weeks ended

	July 11	August 2	July 11	August 2
	2003	2002	2003	2002

Net sales	$29,977	$32,025	$91,496	$104,927

Cost of products sold, excluding depreciation	18,482	20,258	57,564	65,795
Selling, general and administrative expenses	9,839	11,363	30,366	31,611
Depreciation	991	1,097	2,973	3,295

	29,312	32,718	90,903	100,701

Income (loss) before taxes	665	(693)	593	4,226
Income tax provision (benefit)	253	(263)	225	1,606

Net income (loss)	$412	($430)	$368	$2,620

Basic earnings (loss) per share	$.04	($.04)	$.04	$.25

Basic shares computed	10,375	10,448	10,421	10,448

Diluted earnings (loss) per share	$.04	($.04)	$.04	$.25

Diluted shares computed	10,375	10,448	10,421	10,495

Cash dividends paid per share	$.03	$.07	$.13	$.21

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	(in thousands, except per share amounts)

	Common Stock		Capital		Accumulated
			in excess	Retained	Comprehensive
	Shares	Amount	of par	earnings	Income (loss)

November 2, 2001	10,448	$10,505	$17,475	$29,355	$0
Net income				2,620
Cash dividends ($.21 per share)				(2,193)

August 2, 2002	10,448	$10,505	$17,475	$29,782	$0

November 1, 2002	10,448	$10,505	$17,475	$27,776	($1,366)
Net income				368
Shares repurchased	(129)	(129)	(838)
Cash dividends ($.13 per share)				(1,356)

July 11, 2003	10,319	$10,376	$16,637	$26,788	($1,366)

See accompanying notes to consolidated condensed financial statements.

Page 4 of 13 pages

     Item 1.c.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	36 weeks ended	39 weeks ended

	July 11	August 2
	2003	2002

	(in thousands)	(in thousands)
Cash flows from operating activities:
Net income	$368	$2,620
Income charges not affecting cash:
Depreciation	2,973	3,295
Provision for losses on accounts receivable	628	1,118
Effect on cash of changes in assets and liabilities:
Accounts receivable	1,604	(2,563)
Inventories	692	965
Prepaid expenses and other current assets	581	1,040
Other non-current assets	(300)	(333)
Accounts payable	350	(3,608)
Accrued payroll and other expenses	983	1,857
Non-current liabilities	(286)	(1,641)

Net cash provided by operating activities	7,593	2,750

Cash used in investing activities:
Additions to property, plant and equipment	(2,038)	(2,696)

Cash used in financing activities:
Shares repurchased	(967)	0
Cash dividends paid	(1,356)	(2,193)

Net cash used in financing activities	(2,323)	(2,193)

Net increase (decrease) in cash and cash equivalents	3,232	(2,139)
Cash and cash equivalents at beginning of period	10,305	12,974

Cash and cash equivalents at end of period	$13,537	$10,835

Cash paid for income taxes	$0	$1,684

See accompanying notes to consolidated condensed financial statements.

Page 5 of 13 pages

     Item 1.d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 — General Comments

     The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the “Company”) for the twelve and thirty-six weeks ended July 11, 2003 and the thirteen and thirty-nine weeks ended August 2, 2002 have been prepared in conformity with the accounting principles described in the 2002 Annual Report to Shareholders and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Company’s 2002 Annual Report to Shareholders.

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

     Revenues are recognized upon passage of title to the customer typically upon product shipment or delivery to customers.

Note 2 — Inventories

     Inventories are comprised as follows at the respective periods:

	July 11	November 1
	2003	2002

	(in thousands)	(in thousands)
Meat, ingredients and supplies	$4,232	$4,187
Work in progress	2,449	1,940
Finished goods	10,190	11,435

	$16,870	$17,562

Note 3 — Basic and diluted earnings per share

     The difference between the calculation of basic and diluted shares outstanding for the thirty-nine week period ended August 2, 2002 was a result of the dilutive effect of employee stock options totaling 250,000 shares. The effect of the employee stock options outstanding for the twelve and thirty-six weeks ended July 11, 2003 was not included in the calculation of diluted shares and diluted earnings per share as the options outstanding had an exercise price greater than the price of the stock at period end. The effect of the employee stock options outstanding for the thirteen weeks ended August 2, 2003 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be antidilutive.

Page 6 of 13 pages

Note 4 — Stock-Based Compensation

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

	(in thousands, except per share amounts)

	12 weeks ended	13 weeks ended

	July 11	August 2
	2003	2002

Net income (loss), as reported	$412	($430)
Proforma adjustment	(18)	(37)

Proforma net income	$394	($467)

Net income (loss) per share:
Basic — as reported	$0.04	($0.04)

Basic — proforma	$0.04	($0.04)

Diluted — as reported	$0.04	($0.04)

Diluted — proforma	$0.04	($0.04)

Weighted average shares
shares outstanding:
Basic	10,375	10,448

Diluted	10,375	10,448

	(in thousands, except per share amounts)

	36 weeks ended	39 weeks ended

	July 11	August 2
	2003	2002

Net income, as reported	$368	$2,620
Proforma adjustment	(55)	(110)

Proforma net income	$313	$2,510

Net income per share:
Basic — as reported	$0.04	$0.25

Basic — proforma	$0.03	$0.24

Diluted — as reported	$0.04	$0.25

Diluted — proforma	$0.03	$0.24

Weighted average shares
shares outstanding:
Basic	10,421	10,448

Diluted	10,421	10,495

     The pro forma amounts were estimated using the Black-Scholes option-pricing model. No options were granted during the first three quarters of fiscal year ended October 31, 2003.

Page 7 of 13 pages

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

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have historically been immaterial although losses in fiscal year 2002 were significant. The provision for losses on accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. One customer comprised 14.0% of revenues in the third quarter of fiscal year 2003.

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

Results of Operations for the Twelve Weeks ended July 11, 2003 and Thirteen Weeks ended August 2, 2002.

Net Sales decreased by $2,048,000 (6.4%) to $29,977,000 in the third twelve-weeks of the 2003 fiscal year compared to the thirteen-week period last year. Since the prior year comparison period contains one more week than the current reporting period, $2,463,000 (7.8%) of the decline in sales results relates to the Company’s

Page 8 of 13 pages

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

change in reporting periods. Unit sales volume improved slightly between comparative quarters. Sales compared to the prior twelve-week period ended April 18, 2003 (not shown) increased $903,000 (3.1%) primarily as a result of improved unit volume and a slight increase in average unit selling price.

Cost of products sold decreased by $1,776,000 (8.8%) in the third twelve weeks of the 2003 fiscal year to $18,482,000 compared to the thirteen-week period in 2002. Since the prior year comparison period contains one more week than the current reporting period, $1,558,000 (7.6%) of the decrease relates to the Company’s change in reporting periods. The gross margin increased on a comparative basis due to higher processing facility utilization and higher effective net selling prices. Compared to the prior twelve-week period (not shown), the cost of products sold increased $557,000 (3.1%), consistent with improved sales volume.

Selling, general and administrative expenses decreased by $1,524,000 (13.4%) to $9,839,000 in the third twelve weeks of 2003 compared to the thirteen-week period last year. The extra week in the comparison period decreased selling, general and administrative expenses by $874,000 (7.2%). This decrease in the category as a percentage of sales relates primarily to lower comparative costs for employee healthcare, fuel, vehicle repair costs and pension expense compared to the same period in the prior year. Compared to the prior twelve-week period (not shown), selling, general and administrative expenses decreased by $145,000 (1.5%). The decrease in selling, general and administrative expenses is primarily due to lower costs for advertising, employee healthcare and temporary labor.

Depreciation expense decreased by $106,000 (9.6%) in the third twelve weeks of the 2003 fiscal year compared to the thirteen-week period in 2002. As a result of the additional week in the prior period, depreciation expense for the twelve weeks ended July 11, 2003 is $84,000 (7.5%) less than the comparison period. Depreciation expense remained constant at $991,000 in the third twelve weeks of fiscal 2003 compared to the prior twelve-week period (not shown). The changes in depreciation expense were insignificant to the results of the quarter. The effective income tax rate was 38.0% in the third twelve weeks of fiscal 2003, consistent with the prior fiscal year and the prior twelve-week period.

Results of Operations for the Thirty-Six Weeks ended July 11, 2003 and Thirty-Nine Weeks ended August 2, 2002.

Net Sales for the thirty-six weeks of fiscal year 2003 decreased by $13,431,000 (12.8%) to $91,496,000 compared to the thirty-nine week period of fiscal year 2002. The Company’s change in reporting periods from thirty-nine to thirty-six weeks decreased sales by $8,071,000 (7.3%). The balance of the decrease relates primarily to the decline in unit sales volume caused by the continued adverse affects of the recession. Promotional activity was also slightly higher as a percentage of sales.

Cost of Sales decreased in the first thirty-six weeks of fiscal year 2003 by $8,231,000 (12.5%) to $57,564,000 compared to the thirty-nine week period of fiscal year 2002. Cost of Sales in the first thirty-six weeks declined primarily as a result of lower unit sales volume. The additional three weeks included in the year-to-date comparison contributes $5,061,000 (7.3%) of the decrease in cost of sales. The gross margin was consistent on a comparative basis.

Selling, general and administrative expenses decreased by $1,245,000 (3.9%) to $30,366,000 in the first thirty-six weeks of fiscal 2003 compared to prior fiscal thirty-nine week period. Considering the extra three weeks in the comparison period, selling, general and administrative expenses increased $2,432,000 (8.0%). The increase in this category as a percentage of sales relates primarily to higher costs for employee healthcare, workers’ compensation, property & liability insurance, fuel, vehicle repair costs and pension expense compared to the same period in the prior year.

Depreciation expense decreased $322,000 (9.7%) in the first thirty-six weeks of fiscal 2003 compared to the prior fiscal thirty-nine week period. As a result of the additional three weeks in the prior period, depreciation expense for the thirty-six weeks ended July 11, 2003 is $253,000 (7.5%) less than the comparison period. The changes in depreciation expense were insignificant to the year-to-date results.

Page 9 of 13 pages

Liquidity and Capital Resources

Cash and cash equivalents increased by $3,232,000 (31.4%) to $13,537,000 during the first thirty-six weeks of the 2003 fiscal year from the fiscal year ended November 1, 2002. The principal items favorably affecting the $7,593,000 net cash provided by operating activities were net income of $368,000, depreciation expense of $2,973,000, reductions in accounts receivable of $1,604,000 and inventory of $692,000, increases in accounts payable and accrued payroll and other expenses of $350,000 and $983,000, respectively, offset by an increase in non-current assets of $300,000 and a reduction in non-current liabilities of $286,000.

Cash used in investing activities during the first thirty-six weeks of fiscal 2003 consisted of $2,039,000 in additions to property, plant and equipment. This amount reflects the Company’s continued investment in processing, transportation and information technology equipment.

Cash used in financing activities consisted of cash dividends in the amount of $1,356,000 and $2,193,000, in the first thirty-six weeks of fiscal year 2003 and the first thirty-nine weeks of fiscal year 2002, respectively. The decline in cash dividends reflects the decrease in dividends per share from $0.07 to $0.05 per share in the first two quarters to fiscal year 2003 and to $0.03 per share in the third quarter of fiscal year 2003. Net cash used in financing activities also included the purchase of 105,391 common shares under the Company’s stock repurchase program during the third twelve weeks of 2003.

The Company remained free of interest bearing debt during the third twelve weeks of 2003. The Company’s revolving line of credit with Bank of America expires April 30, 2005 and provides for borrowings up to $2,000,000. The Company has not borrowed under this line for more than sixteen consecutive years.

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

The following table reflects proforma comparative income statement information using the new reporting periods.

Proforma (Unaudited)

	12 Weeks		12 Weeks
	July 11, 2003	% SALES	August 2, 2002	% SALES

	(in thousands)		(in thousands)
Net sales	$29,977	100.00%	$29,562	100.00%
Cost of products sold, excluding depreciation	18,482	61.65%	18,699	63.26%
Selling, general and administrative expenses	9,839	32.82%	10,489	35.48%
Depreciation	991	3.31%	1,012	3.42%
	29,312	97.78%	30,200	102.16%

Income (loss) before taxes	665	2.22%	(638)	-2.16%
Income tax provision (benefit)	253	0.84%	(243)	-0.82%

Net income (loss)	$412	1.38%	($396)	-1.34%

Page 10 of 13 pages

Proforma (Unaudited) (continued)

	36 Weeks		36 Weeks
	July 11, 2003	% SALES	August 2, 200	% SALES

	(in thousands)		(in thousands)
Net sales	$91,496	100.00%	$96,856	100.00%
Cost of products sold, excluding depreciation	57,564	62.91%	60,734	62.71%
Selling, general and administrative expenses	30,366	33.19%	29,179	30.13%
Depreciation	2,973	3.25%	3,041	3.14%
	90,903	99.35%	92,955	95.97%

Income before taxes	593	0.65%	3,901	4.03%
Income tax provision	225	0.25%	1,482	1.53%

Net income	$368	0.40%	$2,419	2.50%

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not have significant domestic or foreign currency exposure at July 11, 2003. The Company’s financial instruments consist of cash and cash equivalents and life insurance policies at July 11, 2003. The carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not delivered. No significant contracts remained unfulfilled at July 11, 2003.

Item 4.

Controls and Procedures

     (a)  Evaluation of Controls and Procedures

     The Company’s Chairman and President have concluded, based on their evaluation as of July 11, 2003, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chairman and President, as appropriate to allow timely decisions regarding required disclosures.

     (b)  Change in Internal Controls

     There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of such evaluation.

Page 11 of 13 pages

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION (Registrant)

	By:	/s/ Robert E. Schulze

Date August 25, 2003		R. E. Schulze, President, Principal Financial Officer

Page 12 of 13 pages

Part II. Other Information

Item 6.

Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit No.	Description

3.5	Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10K on January 28, 1993 and incorporated herein by reference).

3.6	Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10K on January 28, 1993 and incorporated herein by reference).

3.7	By-laws, as amended (filed as Exhibit 2 to Form 10K on January 28, 1993 and incorporated herein by reference).

10.1	Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit 10.1 to Form 10K on January 28, 1993 and incorporated herein by reference).*

10.2	Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to Form 10K on January 28, 1993 and incorporated herein by reference).*

10.3	Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as Exhibit 10.3 to Form 10K on January 28, 1993 and incorporated herein by reference).*

31.1	Certification of Chairman (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President (Principal Financial Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President (Principal Financial Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

     (b)  Reports on Form 8-K.

     The registrant did not file any reports on Form 8-K during the fiscal quarter ended July 11, 2003.

Page 13 of 13 pages