Form 10-K
period 2003-10-31
BRIDGFORD FOODS CORP
filed 2004-01-27
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-2396

BRIDGFORD FOODS CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-1778176

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1308 North Patt Street, Anaheim, California	92801

(Address of principal executive offices)	(Zip code)

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

YES  [X]  NO  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

YES  [  ] NO  [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on April 18, 2003 was $22,909,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,254,458 shares of Common Stock, par value of $1.00 per share, as of January 23, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of items 5, 6, 7 and 8 of Part II are incorporated by reference from the registrant’s Annual Report to Shareholders for the fiscal year ended October 31, 2003. Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 17, 2004.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [X]

BRIDGFORD FOODS CORPORATION
FORM 10-K
YEAR ENDED OCTOBER 31, 2003

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

	2003	2002	2001

Products manufactured or processed by the Company	70%	69%	69%
Items manufactured or processed by third parties for distribution	30%	31%	31%

	100%	100%	100%

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

     The Company has two classes of similar food products, each of which has accounted for 10% or more of consolidated sales in the prior three fiscal years listed below. The following table shows sales, as a percentage of consolidated sales, for each of these two classes of similar products for each of the last three fiscal years:

	2003	2002	2001

Frozen Food Products	34%	36%	37%
Refrigerated and Snack Food Products	66%	64%	63%

	100%	100%	100%

     To date, federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, have not had a material effect on the Company’s business.

     Major Product Classes

Frozen Food Products

     The Company’s frozen food division serves both food service and retail customers. The Company sells approximately 200 unique frozen food products through wholesalers, cooperatives and distributors to approximately 18,000 retail outlets and 21,000 restaurants and institutions.

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

Refrigerated and Snack Food Products – Customers

     The Company’s refrigerated and snack food products division sells approximately 300 different items through a direct store delivery network serving approximately 37,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.

     These customers are comprised of large retail chains and smaller “independent” operators. This part of the Company’s business is highly competitive. Proper placement of the Company’s product lines is critical to selling success since most items could be considered “impulse” items which are often consumed shortly after purchase. The Company’s ability to sell successfully to this distribution channel depends on aggressive marketing and maintaining relationships with key buyers.

Refrigerated and Snack Food Products – Sales and Marketing

     The Company’s direct store delivery network consists of two separate divisions, refrigerated and non-refrigerated snack food products. Refrigerated snack food products are distributed through five different regions located in the southwest, primarily operating in California, Arizona and Nevada. Non-refrigerated snack food products are distributed in nine geographic regions across the United States and Canada, each managed by regional sales managers. The regional sales managers perform several significant functions for the Company including identifying and developing new business opportunities and providing customer service and support to the Company’s customers. The Company also utilizes the services of brokers where appropriate to support efficient product distribution and customer satisfaction.

     Product Planning and Research and Development

     The Company continually monitors the consumer acceptance of each product within its extensive product line. Individual products are regularly added to and deleted from the Company’s product line. The addition or deletion of any product has not had a material effect on the Company’s operations. The Company believes that a key factor in the success of its products is its system of carefully targeted research and testing of its products to ensure high quality and that each product matches an identified market opportunity. The emphasis in new product introductions in the past few years has been in microwaveable, single service items. The Company is constantly searching to develop new products to complement its existing product line and improved processing techniques and formulas for its existing product line. The Company utilizes in-house test kitchens to research and experiment with unique food preparation methods, improve quality control and analyze new ingredient mixtures. The Company does not anticipate any significant change in product-mix as a result of its current research and development efforts.

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

     Importance of Key Customers

     One customer comprised approximately 14.6% of sales during the fiscal 2003 year.

     Employees

     At the end of fiscal 2003, the Company had approximately 812 employees, approximately 46% of whose employment relationship with the Company was governed by collective bargaining agreements. These agreements currently expire between March 2004 and March 2006. The Company believes that its relationship with its employees is good.

     General Risks of Food Industry

     The food industry, and the markets within the food industry in which the Company competes, are subject to various risks, including: adverse changes in general economic conditions; evolving consumer preferences; nutritional and health-related concerns; federal, state and local food inspection and processing controls; consumer product liability claims; risks of product tampering; and the availability and expense of liability insurance. The meat and poultry industries have recently been subject to increasing scrutiny due to the association of meat and poultry products with recent outbreaks of illness, and on rare occasions even death, caused by food borne pathogens. Product recalls are sometimes required in the food industries to withdraw contaminated or mislabeled products from the market.

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

     Risks Relating to Government Regulation

     The operations of the Company are subject to extensive inspection and regulation by the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (the “FDA”) and by other federal, state and local authorities, regarding the processing, packaging, storage, transportation, distribution and labeling of products that are manufactured, produced and processed by the Company. The Company’s processing facilities and products are subject to frequent inspection by USDA and/or other federal, state and local authorities. On July 25, 1996, the USDA issued strict new policies concerning contamination by food borne pathogens such as E. coli, Listeria monocytogenes and Salmonella, and established a new system of regulation known as the Hazard Analysis Critical Control Points (“HACCP”) program. The HACCP program requires all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements on or before January 26, 1998. The Company believes that it is currently in compliance with all material governmental laws and regulations (including the January 1998 HACCP requirements), and that it maintains all material permits and licenses relating to its operations.

     On October 6, 2003, new USDA regulations regarding the control of Listeria Monocytogenes in Ready-To-Eat Meat and Poultry Products took effect. These regulations require environmental and/or finished product testing for harmful bacteria that may be present. This testing could result in products being retained, recalled or destroyed if Listeria Monocytogenes is detected. The Company believes that it is in full compliance with this new regulation.

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

Executive Officers of the Registrant

     The names, ages and positions of all the executive officers of the Company as of January 1, 2004 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. William L. Bridgford is the son of Hugh Wm. Bridgford and the nephew of Allan L. Bridgford. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders. All executive officers are full-time employees of the Company, except for Allan L. Bridgford, who worked 80% of full-time.

Name	Age	Position(s) with the Company

Allan L. Bridgford	68	Chairman and member of the Executive Committee
Robert E. Schulze	69	President and member of the Executive Committee
Hugh Wm. Bridgford	72	Vice President and Chairman of the Executive Committee
William L. Bridgford	49	Secretary
Raymond F. Lancy	50	Chief Financial Officer, Vice President, Treasurer and Assistant Secretary

Item 2. Properties

The Company owns the following facilities:

Property Location	Building Square Footage	Acreage

Anaheim, California	100,000	5
Modesto, California	2,500	0.3
Dallas, Texas	94,000	4
Dallas, Texas	30,000	2
Dallas, Texas	16,000	1
Dallas, Texas	3,200	1.5
Statesville, North Carolina	42,000	8
Chicago, Illinois	156,000	1.5

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

Item 3. Legal Proceedings

     No material legal proceedings were pending at October 31, 2003 against the Company. The Company is likely to be subject to claims arising from time to time in the ordinary course of its business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to the Company’s shareholders during the fourth quarter of the fiscal year ended October 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity And Related Stockholder Matters

     The Company’s Common Stock, par value $1.00 per share (the “Common Stock”), is traded in the over-the-counter market and prices are quoted on The Nasdaq National Market under the symbol “BRID.” As of January 2, 2004, there were 424 holders of record of the Company’s Common Stock. The market price and dividend information with respect to the Company’s Common Stock are set forth on the inside cover of the Company’s 2003 Annual Report to Shareholders in the section thereof entitled “Common Stock and Dividend Data” and are incorporated herein by reference. The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend upon future earnings, financial requirements and other factors.

Item 6. Selected Financial Data

     The information set forth on page 4 of the Company’s 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth on pages 4, 5, 6, 7 and in Note 1 of the Company’s 2003 Annual Report to Shareholders, including a description of the Company’s critical accounting policies, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Company did not have significant overall currency exposure at October 31, 2003. The Company’s financial instruments consist of cash and cash equivalents and life insurance policies at October 31, 2003 and the carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure. The Company does not engage in buying or selling spot or futures commodity contracts. The Company’s investment portfolio is not subject to significant market risk or interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data

     The information set forth on pages 8 through 16 of the Company’s 2003 Annual Report to Shareholders in the sections thereof entitled “Consolidated Balance Sheets”, “Consolidated Statements of Income”, “Consolidated Statements of Shareholders’ Equity”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements” and “Report of Independent Accountants” is incorporated herein by reference.

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

Unaudited Interim Financial Information

(in thousands, except per share amounts)

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
	(12 weeks)	(12 weeks)	(12 weeks)	(16 weeks)
	January 24	April 18	July 11	October 31
	2003	2003	2003	2003

Net sales	$32,445	$29,074	$29,977	$44,755
Income (loss) before taxes	(246)	174	665	1,358
Net income (loss)	(153)	108	412	843
Basic earnings (loss) per share	$(.01)	$.01	$.04	$.08

(in thousands, except per share amounts)

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
	February 1	May 3	August 2	November 1
	2002	2002	2002	2002

Net sales	$38,223	$34,679	$32,025	$34,275
Income (loss) before taxes	2,505	2,413	(693)	(1,954)
Net income (loss)	1,552	1,497	(430)	(1,481)
Basic earnings (loss) per share	$.15	$.14	$(.04)	$(.14)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

     An evaluation as of the end of the period covered by this annual report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined under Rules 13a-15(e) and 15d -15(e) promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

     The Company’s management, including the Company’s Chairman and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended October 31, 2003, and has concluded that there was no change during the Company’s fourth quarter of its 2003 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information set forth in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on March 17, 2004 is incorporated herein by reference. Information concerning the executive officers of the Company is set forth in Part I hereof under the heading “Executive Officers of the Registrant”.

     The Company intends to adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 during the first quarter of 2004, which will apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and other designated officers and employees. The Company will post the Code of Ethics on its website at www.bridgford.com as soon as such Code of Ethics is adopted by its Board of Directors.

Item 11. Executive Compensation

     Information set forth in the section entitled “Compensation of Executive Officers” contained in the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders to be held on March 17, 2004 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information set forth in the section entitled “Principal Shareholders and Management” contained in the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders to be held on March 17, 2004 is incorporated herein by reference.

Equity Compensation Plan Information

     The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing compensation plans as of October 31, 2003. The Company’s sole shareholder approved equity compensation plan is the 1999 Stock Incentive Plan. The Company does not have any non-stockholder approved equity compensation plans.

Number of securities
remaining available for
	Number of securities	Weighted-	future issuance under
	to be issued upon	average exercise	equity compensation
	exercise of	price of	plans as of October 31,
	outstanding options,	outstanding	2003 (excluding
	warrants and rights as	options, warrants	securities
	of October 31, 2003	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	250,000	$10.00	650,000
Equity compensation plans not approved by security holders	—	—	—

Total	250,000	$10.00	650,000

Item 13. Certain Relationships and Related Transactions

     Information set forth in the section entitled “Related Party Transactions” contained in the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders to be held on March 17, 2004 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     Information set forth in the section entitled “Proposal Two- Audit Fees” contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on March 17, 2004 is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements. See “Index to Consolidated Financial Statements” included on page 15 in this report.

(2)	Financial Statement Schedule. See “Index to Consolidated Financial Statements” included on page 15 in this report.

(3)	Exhibits. The exhibits filed as a part of this report are listed in the accompanying “Index to Exhibits”.

(b)	Report on Form 8-K. The Company did not file a Current Report on Form 8-K during the quarter ended October 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION

By:	/s/ Allan L. Bridgford

Allan L. Bridgford, Chairman
Date: January 23, 2004

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

Signature	Title	Date

/s/ Allan L. Bridgford Allan L. Bridgford	Chairman (Principal Executive Officer)	January 23, 2004

/s/ Robert E. Schulze Robert E. Schulze	President and Director	January 23, 2004

/s/ Hugh Wm. Bridgford Hugh Wm. Bridgford	Vice President and Director	January 23, 2004

/s/ Raymond F. Lancy Raymond F. Lancy	Chief Financial Officer (Principal Financial Officer)	January 23, 2004

/s/ Paul A. Gilbert Paul A. Gilbert	Director	January 12, 2004

/s/ Richard A. Foster Richard A. Foster	Director	January 23, 2004

/s/ Steven H. Price Steven H. Price	Director	January 12, 2004

/s/ Norman V. Wagner II Norman V. Wagner II	Director	January 12, 2004

/s/ Paul R. Zippwald Paul R. Zippwald	Director	January 12, 2004

BRIDGFORD FOODS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements of the Registrant and its subsidiaries, including the report thereon of PricewaterhouseCoopers LLP dated December 19, 2003, appearing on pages 8 through 15 of the accompanying 2003 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 8, 10, 11, 12, 13 and 14, the 2003 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K. The following Financial Statement Schedule should be read in conjunction with the financial statements in such 2003 Annual Report to Shareholders.

Page

Report of Independent Auditors on Financial Statement Schedule	F-1
Financial Statement Schedule for the three years ended October 31, 2003:
Schedule II – Valuation and Qualifying Accounts	F-2

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Bridgford Foods Corporation

Our audits of the consolidated financial statements referred to in our report dated December 19, 2003 appearing on page 16 of the 2003 Annual Report to Shareholders of Bridgford Foods Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
Orange County, California
December 19, 2003

F-1

BRIDGFORD FOODS CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS (000’s)

		Provision for	Accounts	Balance at
	Balance at	losses on	written off	close
	beginning	Accounts	less	of
	of period	Receivable	Recoveries	period

November 2, 2001
Allowance for doubtful accounts	$694	$275	$190	$779

November 1, 2002
Allowance for doubtful accounts	$779	$3,750	$1,110	$3,419

October 31, 2003
Allowance for doubtful accounts	$3,419	$915	$2,905	$1,429

F-2

BRIDGFORD FOODS CORPORATION

INDEX TO EXHIBITS

Exhibit
No.		Page No.

3.5	Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10-K on January 28, 1993 and incorporated herein by reference).	NA

3.6	Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10-K on January 28, 1993 and incorporated herein by reference).	NA

3.7	By-laws, as amended (filed as Exhibit 2 to Form 10-K on January 28,1993 and incorporated herein by reference).	NA

10.1	Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit 10.1 to Form 10-K on January 28, 1993 and incorporated herein by reference).	NA

10.2	Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to Form 10-K on January 28, 1993 and incorporated herein by reference).	NA

10.3	Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as Exhibit 10.3 to Form 10-K on January 28, 1993 and incorporated herein by reference).	NA

10.4	Bridgford Foods Corporation 1999 Stock Incentive Plan and Form of Stock Option Agreement (files as Exhibit 4.1 to Form S-8 on May 28, 1999 and incorporated herein by reference).	NA

13.1	2003 Annual Report to Shareholders.	NA

21.1	Subsidiaries of the Registrant.	NA

23.1	Consent of Independent Auditors.	NA

24.1	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).	NA

31.1	Certification of Principal Executive Officer.	NA

31.2	Certification Pursuant to Principal Financial Officer.	NA

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).	NA

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).	NA