Form 10-Q
period 2004-01-23
BRIDGFORD FOODS CORP
filed 2004-03-09
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 23, 2004

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

Yes [ X ]	No [ ]

As of March 8, 2004 the registrant had 10,246,000 shares of common stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Exchange Act).

Yes [ ]	No [ X ]

(end of cover page)	Page 1 of 12 pages

Part I. Financial Information
Item 1
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
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Page
Part I. Financial Information
Item 1. Financial Statements
a. Consolidated Condensed Balance Sheets at January 23, 2004 and October 31, 2003 (unaudited)	3
b. Consolidated Condensed Statements of Income for the twelve weeks ended January 23, 2004 and twelve weeks ended January 24, 2003 (unaudited)	4
c. Consolidated Condensed Statements of Shareholders’ Equity for the twelve weeks ended January 23, 2004 and twelve weeks ended January 24, 2003 (unaudited)	4
d. Consolidated Condensed Statements of Cash Flows for the twelve weeks ended January 23, 2004 and twelve weeks ended January 24, 2003 (unaudited)	5
e. Notes to Consolidated Condensed Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	10
Item 4. Controls and Procedures	10
Part II. Other Information
Item 6. Exhibit and Reports on Form 8-K	11
Signatures	12

Items 1-5 of Part II. have been omitted because they are not applicable with respect to the current reporting period.

Page 2 of 12 pages

Part I. Financial Information

     Item 1. a.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share amounts)

	January 23	October 31
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,067	$12,196
Accounts receivable, less allowance for doubtful accounts of $1,292 and $1,429	10,987	12,273
Inventories (Note 2)	15,822	18,033
Prepaid expenses and other current assets	3,090	3,184

Total current assets	43,966	45,686
Property, plant and equipment, less accumulated depreciation of $44,098 and $43,084	17,742	17,735
Other non-current assets	12,357	12,506

	$74,065	$75,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,416	$4,705
Accrued payroll and other expenses	8,102	7,784

Total current liabilities	11,518	12,489

Non-current liabilities	10,833	11,105

Contingencies and commitments (Note 5)
Shareholders’ equity:
Preferred stock, without par value Authorized - 1,000 shares Issued and outstanding - none
Common stock, $1.00 par value Authorized - 20,000 shares Issued and outstanding - 10,255 and 10,276 shares	10,312	10,333
Capital in excess of par value	16,188	16,340
Retained earnings	26,875	27,026
Accumulated other comprehensive loss	(1,661)	(1,366)

	51,714	52,333

	$74,065	$75,927

See accompanying notes to consolidated condensed financial statements.

Page 3 of 12 pages

     Item 1. b.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	(in thousands, except per share amounts)

	12 weeks ended	12 weeks ended

	January 23	January 24
	2004	2003
Net sales	$35,322	$32,445

Cost of products sold, excluding depreciation	23,866	21,158
Selling, general and administrative expenses	10,664	10,542
Depreciation	1,014	991

	35,544	32,691

Loss before taxes	(222)	(246)
Income tax benefit	(84)	(93)

Net loss	($138)	($153)

Basic loss per share	($.01)	($.01)

Basic shares computed	10,265	10,448

Diluted loss per share	($.01)	($.01)

Diluted shares computed	10,265	10,448

Cash dividends paid per share	$.03	$.05

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except per share amounts)

					Accumulated
			Capital		other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par	earnings	loss

November 1, 2002	10,448	$10,505	$17,475	$27,776	($1,366)
Net loss				(153)
Cash dividends ($.05 per share)				(522)

January 24, 2003	10,448	$10,505	$17,475	$27,101	($1,366)

October 31, 2003	10,276	$10,333	$16,340	$27,321	($1,661)
Net loss				(138)
Shares repurchased	(21)	(21)	(152)
Cash dividends ($.03 per share)				(308)

January 23, 2004	10,255	$10,312	$16,188	$26,875	($1,661)

See accompanying notes to consolidated condensed financial statements.

Page 4 of 12 pages

     Item 1.c.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	12 weeks ended	12 weeks ended

	January 23	January 24
	2004	2003
	(in thousands)	(in thousands)
Cash flows from operating activities:
Net loss	($138)	($153)
Income charges not affecting cash:
Depreciation	1,014	991
Provision for losses on accounts receivable	0	177
Effect on cash of changes in assets and liabilities:
Accounts receivable	1,286	(305)
Inventories	2,211	4,293
Prepaid expenses and other current assets	94	(232)
Other non-current assets	149	(1)
Accounts payable	(1,289)	(722)
Accrued payroll and other expenses	318	75
Non-current liabilities	(272)	(914)

Net cash provided by operating activities	3,373	3,209

Cash used in investing activities:
Additions to property, plant and equipment	(1,021)	(666)

Cash used in financing activities:
Shares repurchased	(173)	0
Cash dividends paid	(308)	(522)

Net cash used in financing activities	(481)	(522)

Net increase in cash and cash equivalents	1,871	2,021
Cash and cash equivalents at beginning of period	12,196	10,305

Cash and cash equivalents at end of period	$14,067	$12,326

Cash paid for income taxes	$0	$0

See accompanying notes to consolidated condensed financial statements.

Page 5 of 12 pages

Item 1.d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 - General Comments

     The unaudited consolidated condensed financial statements of the Company for the twelve weeks ended January 23, 2004 and the twelve weeks ended January 24, 2003 have been prepared in conformity with the accounting principles described in the Company’s 2003 Annual Report to Shareholders (the “Annual Report”) and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Annual Report.

     The provision for losses on accounts receivable is based on historical trends and current collectibility risk. Losses due to credit risk have been immaterial prior to the fiscal year 2002. In fiscal year 2002, the provision for losses on accounts receivable was increased by $3,750,000 due to the bankruptcy of a significant customer and collectibility issues related to other significant accounts.

     Revenues are recognized upon passage of title to the customer typically upon product shipment or delivery to customers.

Note 2 - Inventories

     Inventories are comprised as follows at the respective periods:

	January 23	October 31
	2004	2003
	(in thousands)	(in thousands)
Meat, ingredients and supplies	$3,750	$3,229
Work in progress	1,851	1,850
Finished goods	10,221	12,954

	$15,822	$18,033

Note 3 - Basic and diluted earnings per share

     The Company had employee stock options outstanding totaling 250,000 at the twelve week period ended January 23, 2004 and January 24, 2003. The effect of the employee stock options outstanding for the twelve weeks ended January 23, 2004 and January 24, 2003 was not included in the calculation of diluted shares and diluted earnings per share.

Page 6 of 12 pages

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

	(in thousands, except per share amounts)

	12 weeks ended	12 weeks ended

	January 23	January 24
	2004	2003
Net income, as reported	($138)	($153)
Proforma adjustment	0	19

Proforma net income	($138)	($134)

Net income per share:
Basic - as reported	($0.01)	($0.01)

Basic - proforma	($0.01)	($0.01)

Diluted - as reported	($0.01)	($0.01)

Diluted - proforma	($0.01)	($0.01)

Weighted average shares shares outstanding:
Basic	10,265	10,448

Diluted	10,265	10,448

     The pro forma amounts were estimated using the Black-Scholes option-pricing model. No options were granted during the first quarter of fiscal year ending October 29, 2004.

Note 5 - Contingencies and commitments

     The Company leases certain transportation and computer equipment under leases expiring in 2006. The terms of the transportation lease provide for annual renewal options and contingent rental payments based on the Consumer Price Index.

Page 7 of 12 pages

Item 2.

     SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In addition, the Company may from time to time make oral forward-looking statements. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q and in Bridgford Foods’ Annual Report on Form 10-K for the fiscal year ended October 31, 2003. Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Amounts estimated related to liabilities for pension costs, self-insured workers’ compensation and employee healthcare are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts not originally estimated. Management believes its current estimates are reasonable and based on the best information available at the time.

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have historically been immaterial although losses in fiscal year 2002 were significant. In fiscal year 2002, the provision for losses on accounts receivable was increased by $3,750,000 due to the bankruptcy of a significant customer and collectibility issues related to other significant accounts. The provision for losses on accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically collectible, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. One customer comprised 14.5% of revenues and 17.8% of accounts receivable in the first quarter of fiscal year 2004.

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

Results of Operations for the Twelve Weeks ended January 23, 2004 and Twelve Weeks ended January 24, 2003.

Net Sales increased by $2,877,000 (8.9%) to $35,322,000 in the first twelve-weeks of the 2004 fiscal year compared to the twelve-week period last year. The primary reason for the increase was higher unit sales volume between comparative quarters. The increase was primarily achieved with large holiday season displays of the Company’s products placed with certain significant customers. Average selling prices per unit also increased

Page 8 of 12 pages

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

slightly on a comparative basis. Average weekly sales increased $146,000 (5.2%) for the first twelve weeks of the 2004 fiscal year when compared to the prior sixteen-week period ended October 31, 2003 (not shown). This increase in average weekly sales occurred primarily due to higher unit sales volume.

Cost of products sold increased by $2,708,000 (12.8%) in the first twelve weeks of the 2004 fiscal year to $23,866,000 compared to the twelve-week period in 2003. This increase is consistent with the increased sales volume. The gross margin decreased on a comparative basis due primarily to higher meat commodity costs compared to the comparative period. For the twelve week period, flour costs were slightly more favorable than the comparative period. Production facility utilization increased at the Company’s meat processing operations. However, this increase was offset by lower production volume in the Company’s bread processing operations. Compared to the prior sixteen-week period (not shown), the average weekly cost of products sold increased $198,000 (11.1%) for the first twelve weeks of fiscal year 2004. This increase is consistent with the increased sales volume.

Selling, general and administrative expenses increased by $122,000 (1.2%) to $10,664,000 in the first twelve weeks of 2004 compared to the twelve-week period last year. The increase primarily relates to higher commissions paid on increased sales. As a percentage of sales, this category decreased due to lower advertising and general and administrative expenses compared to the prior year as a result of aggressive cost cutting programs instituted by management. The provision for losses on accounts receivable was also reduced due to lower exposure to collection losses. Costs related to employee healthcare and transportation moderated slightly although the cost of employee pension and workers’ compensation continued to increase. Compared to the prior sixteen-week period (not shown), average weekly selling, general and administrative expenses increased by $51,000 (6.05%). This is consistent with the increased sales volume offset by the factors noted above.

Depreciation expense increased by $23,000 (2.3%) in the first twelve weeks of the 2004 fiscal year compared to the twelve-week period in 2003. The changes in depreciation expense were insignificant to the results of the quarter. Average weekly depreciation expense increased $1,000 (0.9%) for the first twelve weeks of fiscal 2004 compared to the prior sixteen-week period (not shown). The effective income tax rate was 38.0% in the first twelve weeks of fiscal 2004, consistent with the prior fiscal year and the prior sixteen-week period.

Liquidity and Capital Resources

Net cash from operating activities was $3,373,000 for the first twelve weeks of the 2004 fiscal year despite an operating loss of $138,000 due principally to the liquidation of accounts receivable and inventory. The Company utilized cash flow for additions to property, plant and equipment, share repurchases, and cash dividends. As a result cash and cash equivalents increased $1,871,000 (15.3%) to $14,067,000. The additions to property, plant and equipment reflect the Company’s continued investment in processing, transportation and information technology equipment. Cash dividends paid in the first quarter declined from the comparable period in the prior year from $522,000 to $308,000. The decline reflects the decrease in cash dividends from $0.05 to $0.03 per share. The Company also repurchased 20,326 shares of its common stock for $173,000 during the first twelve weeks of 2004. The average price per share of such repurchased shares was $8.50.

The Company remained free of interest bearing debt during the first twelve weeks of 2004. The Company’s revolving line of credit with Bank of America expires April 30, 2004 and provides for borrowings up to $2,000,000. The Company has not borrowed under this line for more than seventeen consecutive years.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Page 9 of 12 pages

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not have significant foreign currency exposure at January 23, 2004. The Company’s financial instruments consist of cash and cash equivalents and life insurance policies at January 23, 2004. The carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not delivered. No significant contracts remained unfulfilled at January 23, 2004.

Item 4.

Controls and Procedures

An evaluation as of the end of the period covered by this annual report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined under Rules 13a-15(e) and 15d -15(e) promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

The Company’s management, including the Company’s Chairman and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during quarter ended January 23, 2004, and has concluded that there was no change such reporting period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Page 10 of 12 pages

Part II. Other Information

Item 6.

Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit No.	Description

3.5	Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10K on January 28, 1993 and incorporated herein by reference).

3.6	Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10K on January 28, 1993 and incorporated herein by reference).

3.7	By-laws, as amended (filed as Exhibit 2 to Form 10K on January 28, 1993 and incorporated herein by reference).

10.1	Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit 10.1 to Form 10K on January 28, 1993 and incorporated herein by reference).*

10.2	Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to Form 10K on January 28, 1993 and incorporated herein by reference).*

10.3	Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as Exhibit 10.3 to Form 10K on January 28, 1993 and incorporated herein by reference).*

31.1	Certification of Chairman (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*          Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

     (b)  Reports on Form 8-K.

          The registrant did not file any reports on Form 8-K during the fiscal quarter ended January 23, 2004.

Page 11 of 12 pages

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

	By:	/s/ Raymond F. Lancy

Date: March 8, 2004		Raymond F. Lancy Principal Financial Officer

Page 12 of 12 pages

EXHIBIT INDEX

Exhibit No.	Description

3.5	Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10K on January 28, 1993 and incorporated herein by reference).

3.6	Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10K on January 28, 1993 and incorporated herein by reference).

3.7	By-laws, as amended (filed as Exhibit 2 to Form 10K on January 28, 1993 and incorporated herein by reference).

10.1	Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit 10.1 to Form 10K on January 28, 1993 and incorporated herein by reference).*

10.2	Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to Form 10K on January 28, 1993 and incorporated herein by reference).*

10.3	Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as Exhibit 10.3 to Form 10K on January 28, 1993 and incorporated herein by reference).*

31.1	Certification of Chairman (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*          Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.