Form 10-Q
period 2004-04-16
BRIDGFORD FOODS CORP
filed 2004-05-28
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 16, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 25, 2004 the registrant had 10,020,000 shares of common stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Exchange Act).

    Yes  ☐    No  ☒

Page 1 of 12 pages

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Items 1-3 and 5 of Part II. have been omitted because they are not applicable with respect to the current reporting period.

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	April 16 2004	October 31 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,582	$12,196
Accounts receivable, less allowance for doubtful accounts of $1,325 and $1,429	9,666	12,273
Inventories (Note 2)	17,948	18,033
Prepaid expenses and other current assets	3,241	3,184

Total current assets	45,437	45,686
Property, plant and equipment, less accumulated depreciation of $45,106 and $43,084	17,597	17,735
Other non-current assets	12,357	12,506

	$75,391	$75,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,394	$4,705
Accrued payroll and other expenses	8,535	7,784

Total current liabilities	12,929	12,489

Non-current liabilities	11,251	11,105

Contingencies and commitments (Note 5)
Shareholders’ equity:
Preferred stock, without par value Authorized—1,000 shares Issued and outstanding—none
Common stock, $1.00 par value Authorized—20,000 shares Issued and outstanding—10,244 and 10,276 shares	10,301	10,333
Capital in excess of par value	16,109	16,340
Retained earnings	26,462	27,321
Accumulated other comprehensive loss	(1,661)	(1,661)

	51,211	52,333

	$75,391	$75,927

See accompanying notes to consolidated condensed financial statements.

Page 3 of 12 pages

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
	12 weeks ended	12 weeks ended	24 weeks ended	24 weeks ended
	April 16 2004	April 18 2003	April 16 2004	April 18 2003
Net sales	$30,541	$29,074	$65,863	$61,519

Cost of products sold, excluding depreciation	19,359	17,925	43,225	39,082
Selling, general and administrative expenses	10,512	9,984	21,176	20,527
Depreciation	1,006	991	2,020	1,982

	30,877	28,900	66,421	61,591

(Loss) income before taxes	(336)	174	(558)	(72)

Income tax (benefit) provision	(127)	66	(212)	(27)

Net (loss) income	$(209)	$108	$(346)	$(45)

Basic (loss) Income per share	$(.02)	$.01	$(.03)	$(.00)

Basic shares computed	10,247	10,442	10,256	10,445

Diluted (loss) income per share	$(.02)	$.01	$(.03)	$(.00)

Diluted shares computed	10,247	10,442	10,256	10,445

Cash dividends paid per share	$.02	$.05	$.05	$.10

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share amounts)

	Common Stock		Capital in excess	Retained	Accumulated other comprehensive

	Shares	Amount	of par	earnings	loss
November 1, 2002	10,448	$10,505	$17,475	$27,776	$(1,366)
Net loss				(45)
Shares repurchased	(24)	(24)	(161)
Cash dividends ($.10 per share)				(1,045)

April 18, 2003	10,424	$10,481	$17,314	$26,686	$(1,366)

October 31, 2003	10,276	$10,333	$16,340	$27,321	$(1,661)
Net loss				(346)
Shares repurchased	(32)	(32)	(231)
Cash dividends ($.05 per share)				(513)

April 16, 2004	10,244	$10,301	$16,109	$26,462	$(1,661)

See accompanying notes to consolidated condensed financial statements.

Page 4 of 12 pages

Item 1.c.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	24 weeks ended	24 weeks ended
	April 16 2004	April 18 2003
	(in thousands)	(in thousands)
Cash flows from operating activities:
Net loss	$(346)	$(45)
Income charges not affecting cash:
Depreciation	2,020	1,982
Provision for losses on accounts receivable	117	378
Effect on cash of changes in assets and liabilities:
Accounts receivable	2,490	1,807
Inventories	85	2,890
Prepaid expenses and other current assets	(57)	154
Other non-current assets	149	0
Accounts payable	(311)	(793)
Income taxes payable	0	0
Accrued payroll and other expenses	751	510
Non-current liabilities	146	(638)

Net cash provided by operating activities	5,044	6,245

Cash used in investing activities:
Additions to property, plant and equipment	(1,882)	(1,373)

Cash used in financing activities:
Shares repurchased	(263)	(185)
Cash dividends paid	(513)	(1,045)

Net cash used in financing activities	(776)	(1,230)

Net increase in cash and cash equivalents	2,386	3,642
Cash and cash equivalents at beginning of period	12,196	10,305

Cash and cash equivalents at end of period	$14,582	$13,947

See accompanying notes to consolidated condensed financial statements.

Page 5 of 12 pages

Item 1.d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1—General Comments

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the “Company”) for the twenty-four weeks ended April 16, 2004 and April 18, 2003 have been prepared in conformity with the accounting principles described in the Company’s 2003 Annual Report to Shareholders (the “Annual Report”) and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Annual Report.

Note 2—Inventories

Inventories are comprised as follows at the respective periods:

	April 16 2004	October 31 2003
	(in thousands)	(in thousands)
Meat, ingredients and supplies	$4,670	$3,229
Work in progress	3,050	1,850
Finished goods	10,228	12,954

	$17,948	$18,033

Note 3—Basic and diluted earnings per share

The Company had employee stock options outstanding totaling 250,000 at the twenty-four week period ended April 16, 2004 and April 18, 2003. The effect of the employee stock options outstanding for the twenty-four weeks ended April 16, 2004 and April 18, 2003 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be anti-dilutive.

Note 4—Stock-Based Compensation

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

Page 6 of 12 pages

	(in thousands, except per share amounts)
	12 weeks ended	12 weeks ended
	April 16 2004	April 18 2003
Net (loss) income, as reported	$(209)	$108
Proforma adjustment	(1)	(18)

Proforma net (loss) income	$(210)	$90

Net (loss) income per share:
Basic—as reported	$(0.02)	$0.01

Basic—proforma	$(0.02)	$0.01

Diluted—as reported	$(0.02)	$0.01

Diluted—proforma	$(0.02)	$0.01

Weighted average shares
shares outstanding:
Basic	10,247	10,442

Diluted	10,247	10,442

	(in thousands, except per share amounts)
	12 weeks ended	12 weeks ended
	April 16 2004	April 18 2003
Net (loss) income, as reported	$(346)	$45)
Proforma adjustment	(0)	(37)

Proforma net (loss) income	$(346)	$82

Net (loss) income per share:
Basic—as reported	$(0.03)	$0.00

Basic—proforma	$(0.03)	$0.01

Diluted—as reported	$(0.03)	$0.00

Diluted—proforma	$(0.03)	$0.01

Weighted average shares
shares outstanding:
Basic	10,256	10,445

Diluted	10,256	10,445

The pro forma amounts were estimated using the Black-Scholes option-pricing model. No options were granted during the first twenty-four weeks of the fiscal year ending October 29, 2004.

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

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have historically been immaterial although losses in fiscal year 2002 were significant. In fiscal year 2002, the provision for losses on accounts receivable was increased by $3,750,000 due to the bankruptcy of a significant customer and collectibility issues related to other significant accounts. The provision for losses on accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically collectible, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. One customer comprised 14.8% of revenues and 16.0% of accounts receivable in the second quarter of fiscal year 2004.

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

Results of Operations for the Twelve Weeks ended April 16, 2004 and Twelve Weeks ended April 18, 2003.

Net sales increased by $1,467,000 (5.0%) to $30,541,000 in the second twelve-weeks of the 2004 fiscal year compared to the same twelve-week period last year. The primary reason for the increase was higher unit sales volume between comparative quarters. The increase in unit volume was primarily achieved through continued

Page 8 of 12 pages

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

promotional efforts and new item introductions to new and current customers. Approximately 2% of the overall increase relates to higher selling prices. Net sales decreased $4,781,000 (13.5%) for the second twelve weeks of the 2004 fiscal year when compared to the prior twelve-week period ended January 23, 2004 (not shown). This decrease in net sales occurred primarily due to normal seasonal unit sales declines after the holiday season.

Cost of products sold increased by $1,434,000 (8.0%) in the second twelve weeks of the 2004 fiscal year to $19,359,000 compared to the twelve-week period in 2003. This increase is primarily related to increased unit sales volume. The gross margin decreased on a comparative basis due primarily to higher meat commodity costs compared to the comparative period. For the twelve-week period, beef jerky costs were less favorable than the comparative period. Flour commodity costs remained essentially flat when evaluated against the comparison period. Compared to the prior twelve-week period (not shown), the cost of products sold decreased $4,507,000 (18.9%) for the second twelve weeks of fiscal year 2004. This decrease is consistent with the normal seasonal sales decline due to the conclusion of the holiday season.

Selling, general and administrative expenses increased by $531,000 (5.3%) to $10,515,000 in the second twelve weeks of 2004 compared to the twelve-week period last year. The increase primarily relates to higher payroll and commissions paid on increased sales. As a percentage of sales, this category remained consistent with the sales increase, despite increased costs for fuel, outside storage, pension expenses and workers’ compensation. These increases were offset by continued cost cutting efforts instituted by management and a reduced provision for collection losses. Compared to the prior twelve-week period (not shown), selling, general and administrative expenses decreased by $150,000 (1.4%). The decrease in selling, general and administrative expenses did not directly correspond to the sales decrease due to the impact of fixed costs compared to lower sales levels.

Depreciation expense increased by $15,000 (1.5%) in the second twelve weeks of the 2004 fiscal year compared to the twelve-week period in 2003. The changes in depreciation expense were insignificant to the results of the quarter. Depreciation expense decreased $8,000 (0.8%) for the second twelve weeks of fiscal 2004 compared to the prior twelve-week period (not shown). The effective income tax rate was 38.0% in the second twelve weeks of fiscal 2004, consistent with the prior fiscal year and the prior twelve-week period.

Results of Operations for the Twenty-Four Weeks ended April 16, 2004 and April 18, 2003

Net sales for the first twenty-four weeks of fiscal year 2004 increased by 4,344,000 (7.1%) to $65,863,000 compared to the twenty-four week period of fiscal year 2003. The increase in net sales is primarily driven by higher unit sales volume. Approximately 1% of the increase relates to higher unit selling prices.

Cost of sales increased in the first twenty-four weeks of fiscal year 2004 by $4,143,000 (10.6%) to $43,225,000 compared to the twenty-four week period of fiscal year 2003. Cost of sales in the first twenty-four weeks increased primarily as a result of higher unit sales volume. Although flour costs declined slightly, meat commodities rose significantly compared to the prior 24 weeks adversely affecting the gross margin.

Selling, general and administrative expenses increased by $652,000 (3.2%) to $21,179,000 in the first twenty-four weeks of fiscal 2004. The increase primarily relates to higher payroll and commissions paid on increased sales. As a percentage of sales, this category increased at a lower rate than the sales increase, despite increased costs for fuel, outside storage, pension expenses and workers’ compensation. These increases were offset by continued cost cutting efforts instituted by management and a reduced provision for collection losses.

Depreciation expense increased $38,000 (1.9%) in the first twenty-four weeks of fiscal 2004 compared to the prior fiscal twenty-four week period. The changes in depreciation expense were insignificant to the year-to-date results.

Liquidity and Capital Resources

Net cash from operating activities was $5,040,000 for the first twenty-four weeks of the 2004 fiscal year. The operating loss of $348,000 was offset principally by accounts receivable collections and inventory reductions

Page 9 of 12 pages

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

related to normal seasonal trends. The Company utilized cash flow for additions to property, plant and equipment, share repurchases, and cash dividends. The net effect of these events resulted in a cash and cash equivalents increase of $2,382,000 (19.5%) to $14,578,000. The additions to property, plant and equipment reflect the Company’s continued investment in processing, transportation and information technology equipment. Cash dividends paid in the first twenty-four weeks of the 2004 fiscal year declined from the comparable period in the prior year from $1,045,000 to $513,000. The decline reflects the decrease in cash dividends paid from $0.05 to $0.03 per share. The Company also repurchased 31,496 shares of its common stock for $263,000 during the first twenty-four weeks of 2004. The average price per share of such repurchased shares was $8.34.

The Company remained free of interest bearing debt during the first twenty-four weeks of 2004. The Company’s revolving line of credit with Bank of America expires April 30, 2006 and provides for borrowings up to $2,000,000. The Company has not borrowed under this line for more than seventeen consecutive years.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not have significant foreign currency exposure at April 16, 2004. The Company’s financial instruments consist of cash and cash equivalents and life insurance policies at April 16, 2004. The carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not delivered. No significant contracts remained unfulfilled at April 16, 2004.

Item 4.

Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined under Rules 13a-15(e) and 15d -15(e) promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

The Company’s management, including the Company’s Chairman and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during quarter ended April 16, 2004, and has concluded that there was no change such reporting period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on Wednesday, March 17, 2004 at the Four Points Sheraton, 1500 South Raymond Avenue, Fullerton, California at 10:00 am. Shareholders representing 9,866,807 or 96.2% of the 10,253,449 shares entitled to vote were present in person or by proxy. Proxies for the

Page 10 of 12 pages

meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The following persons were nominated and elected directors. Votes withheld from specific nominees were insignificant.

Hugh Wm. Bridgford	Allan L. Bridgford	Robert E. Schulze
Richard A. Foster	Paul A. Gilbert	Steven H. Price
Norman V. Wagner II	Paul R. Zippwald

Votes cast for directors were 9,835,496 FOR, 4,776 AGAINST and 29,335 ABSTAIN or WITHHELD. Votes cast for reappointment of PriceWaterhouse Coopers LLP, as the independent public accounts for the Company for the fiscal year commencing November 1, 2003 were 9,823,426 FOR, 42,946 AGAINST and 2,021 ABSTAIN or WITHHELD.

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

(b) Reports on Form 8-K.

On March 12, 2004, the Company furnished a current report on Form 8-K containing its earnings release for the first quarter 2004.

Page 11 of 12 pages

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

	By:	/s/ Raymond F. Lancy

May 28, 2004 Date		Raymond F. Lancy Principal Financial Officer

Page 12 of 12 pages