Form 10-Q
period 2004-07-09
BRIDGFORD FOODS CORP
filed 2004-08-23
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 09, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 16, 2004 the registrant had 10,007,000 shares of common stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Exchange Act).    Yes  ☐    No  ☒

Page 1 of 12 pages

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Page 2 of 12 pages

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	July 9 2004	October 31 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,948	$12,196
Accounts receivable, less allowance for doubtful accounts of $1,553 and $1,429	10,242	12,273
Inventories (Note 2)	20,714	18,033
Prepaid expenses and other current assets	4,294	3,184

Total current assets	44,198	45,686
Property, plant and equipment, less accumulated depreciation of $46,111 and $43,084	17,583	17,735
Other non-current assets	12,057	12,506

	$73,838	$75,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,568	$4,705
Accrued payroll and other expenses	9,196	7,784

Total current liabilities	12,764	12,489

Non-current liabilities	11,759	11,105

Contingencies and commitments (Note 5)
Shareholders’ equity:
Preferred stock, without par value Authorized—1,000 shares Issued and outstanding—none
Common stock, $1.00 par value Authorized—20,000 shares Issued and outstanding—10,015 and 10,276 shares	10,072	10,333
Capital in excess of par value	14,605	16,340
Retained earnings	25,839	27,321
Accumulated other comprehensive loss	(1,201)	(1,661)

	49,315	52,333

	$73,838	$75,927

See accompanying notes to consolidated condensed financial statements.

Page 3 of 12 pages

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
	12 weeks ended	12 weeks ended	36 weeks ended	36 weeks ended
	July 9 2004	July 11 2003	July 9 2004	July 11 2003
Net sales	$29,756	$29,977	$95,619	$91,496

Cost of products sold, excluding depreciation	19,655	18,482	62,880	57,564
Selling, general and administrative expenses	10,096	9,839	31,272	30,366
Depreciation	1,010	991	3,030	2,973

	30,761	29,312	97,182	90,903

(Loss) income before taxes	(1,005)	665	(1,563)	593
Income tax (benefit) provision	(382)	253	(594)	225

Net (loss) income	$(623)	$412	$(969)	$368

Basic (loss) Income per share	$(.06)	$.04	$(.10)	$.04

Basic shares computed	10,054	10,375	10,179	10,421

Diluted (loss) income per share	$(.06)	$.04	$(.10)	$.04

Diluted shares computed	10,054	10,375	10,179	10,421

Cash dividends paid per share	$.0	$.03	$.05	$.13

Item 1. c.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

(in thousands, except per share amounts)

	Common Stock		Capital in excess of par	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
November 1, 2002	10,448	$10,505	$17,475	$27,776	$(1,366)	$54,390
Shares repurchased	(129)	(129)	(838)			(967)
Cash dividends ($.13 per share)				(1,356)		(1,356)
Net Income				368		368

Comprehensive income						368

July 11, 2003	10,319	$10,376	$16,637	$26,788	$(1,366)	$52,435

October 31, 2003	10,276	$10,333	$16,340	$27,321	$(1,661)	$52,333
Shares repurchased	(261)	(261)	(1,735)			(1,996)
Cash dividends ($.05 per share)				(513)		(513)
Net loss				(969)		(969)
Other comprehensive income (loss):
Unrealized gain on investment (Note 6)					460	460

Comprehensive (loss)						(509)

July 9, 2004	10,015	$10,072	$14,605	$25,839	$(1,201)	$49,315

See accompanying notes to consolidated condensed financial statements.

Page 4 of 12 pages

Item 1.d.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	36 weeks ended	36 weeks ended
	July 9 2004	July 11 2003
	(in thousands)	(in thousands)
Cash flows from operating activities:
Net loss	$(969)	$368
Income charges not affecting cash:
Depreciation	3,030	2,973
Provision for losses on accounts receivable	174	628
Effect on cash of changes in assets and liabilities:
Accounts receivable	1,857	1,604
Inventories	(2,681)	692
Prepaid expenses and other current assets	(649)	581
Other non-current assets	449	(300)
Accounts payable	(1,137)	350
Accrued payroll and other expenses	1,412	983
Non-current liabilities	654	(286)

Net cash provided by operating activities	2,140	7,593

Cash used in investing activities:
Additions to property, plant and equipment	(2,879)	(2,038)

Cash used in financing activities:
Shares repurchased	(1,996)	(967)
Cash dividends paid	(513)	(1,356)

Net cash used in financing activities	(2,509)	(2,323)

Net (decrease) increase in cash and cash equivalents	(3,248)	3,232
Cash and cash equivalents at beginning of period	12,196	10,305

Cash and cash equivalents at end of period	$8,948	$13,537

See accompanying notes to consolidated condensed financial statements.

Page 5 of 12 pages

Item 1.e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1—General Comments

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the “Company”) for the thirty-six weeks ended July 9, 2004 and July 11, 2003 have been prepared in conformity with the accounting principles described in the Company’s 2003 Annual Report to Shareholders (the “Annual Report”) and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Annual Report.

Note 2—Inventories

Inventories are comprised as follows at the respective periods:

	July 9 2004	October 31 2003
	(in thousands)	(in thousands)
Meat, ingredients and supplies	$6,697	$3,229
Work in progress	2,707	1,850
Finished goods	11,310	12,954

	$20,714	$18,033

Note 3—Basic and diluted earnings per share

The Company had employee stock options outstanding totaling 250,000 at the thirty-six week period ended July 9, 2004 and July 11, 2003. The effect of the employee stock options outstanding for the thirty-six weeks ended July 9, 2004 and July 11, 2003 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be anti- dilutive.

Note 4—Stock-Based Compensation

The Company has adopted Statement of Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” which allows the Company to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options generally are granted at fair market value based upon the closing price on the date immediately preceding the grant date. On December 31, 2002 the FASB issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. Accordingly, if compensation expense for the Company’s stock options had been recognized, based upon the fair value of awards granted, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	(in thousands, except per share amounts)
	12 weeks ended	12 weeks ended
	July 9 2004	July 11 2003
Net (loss) income, as reported	$(623)	$412
Proforma adjustment	0	(18)

Proforma net (loss) income	$(623)	$394

Page 6 of 12 pages

	(in thousands, except per share amounts)
	12 weeks ended	12 weeks ended
	July 9 2004	July 11 2003
Net (loss) income per share:
Basic—as reported	$(0.06)	$0.04

Basic—proforma	$(0.06)	$0.04

Diluted—as reported	$(0.06)	$0.04

Diluted—proforma	$(0.06)	$0.04

Weighted average shares
shares outstanding:
Basic	10,054	10,375

Diluted	10,054	10,375

	(in thousands, except per share amounts)
	36 weeks ended	36 weeks ended
	July 9 2004	July 11 2003
Net (loss) income, as reported	$(969)	$368
Proforma adjustment	0	(55)

Proforma net (loss) income	$(969)	$313

Net (loss) income per share:
Basic—as reported	$(0.10)	$0.04

Basic—proforma	$(0.10)	$0.03

Diluted—as reported	$(0.10)	$0.04

Diluted—proforma	$(0.10)	$0.03

Weighted average shares
shares outstanding:
Basic	10,179	10,421

Diluted	10,179	10,421

The pro forma amounts were estimated using the Black-Scholes option-pricing model. No options were granted during the first thirty-six weeks of the fiscal year ending October 29, 2004.

Note 5—Contingencies and Commitments (in thousands):

The Company leases certain transportation and computer equipment under operating leases expiring in 2006. The terms of the transportation lease provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. Minimum rental payments were $400 in fiscal year 2003, $358 in fiscal year 2002 and $340 in fiscal year 2001. Contingent payments were $168 in fiscal year 2003, $130 in fiscal year 2002 and $110 in fiscal years 2001. Future minimum lease payments are approximately $379 in the years 2004, $304 in 2005 and $28 in 2006. No changes have been made to these contracts during the first thirty-six weeks of fiscal 2004.

Note 6—Subsequent Event

The Company sold an investment in shares of stock, received as a result of the bankruptcy of a significant customer, on July 26, 2004. The Company sold 14,022 shares of this investment in stock realizing net proceeds of approximately $898,000. The resulting pre-tax gain of $553,000 will be recognized in the fourth quarter of fiscal year 2004.

Page 7 of 12 pages

Item 2.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In addition, the Company may from time to time make oral forward-looking statements. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q and in Bridgford Foods’ Annual Report on Form 10-K for the fiscal year ended October 31, 2003. Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have historically been immaterial although losses in fiscal year 2002 were significant. In fiscal year 2002, the provision for losses on accounts receivable was increased by $3,750,000 due to the bankruptcy of a significant customer and collectibility issues related to other significant accounts. The provision for losses on accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically collectible, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. One customer comprised 14.8% of revenues and 17.5% of accounts receivable in the third quarter of fiscal year 2004.

Revenues are recognized upon passage of title to the customer upon product shipment or delivery to customers as determined by applicable contracts. Products are delivered to customers through the Company’s own fleet or through a Company-owned direct store delivery system.

The Company’s operating results are heavily dependent upon the prices paid for raw materials. The marketing of the Company’s value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets.

Results of Operations for the Twelve Weeks ended July 9, 2004 and Twelve Weeks ended July 11, 2003.

Net sales decreased by $221,000 (0.7%) to $29,756,000 in the third twelve-weeks of the 2004 fiscal year compared to the same twelve-week period last year. The primary reason for the decrease was lower unit sales volume between comparative quarters. An increase in returns as a percentage of sales (0.5%) also contributed to the slight decline in net sales. Higher unit selling prices offset lower unit sales somewhat. Average unit selling prices were approximately 3% higher than the comparative period in the prior year.

Page 8 of 12 pages

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net sales decreased $785,000 (2.6%) for the third twelve weeks of the 2004 fiscal year when compared to the prior twelve-week period ended April 16, 2004 (not shown). This decrease in net sales occurred primarily due to lower unit sales volume. This change reflects expected seasonal trends.

Cost of products sold increased by $1,173,000 (6.4%) to $19,655,000 in the third twelve weeks of the 2004 fiscal year to $19,655,000 compared to the twelve-week period in 2003. The gross margin decreased on a comparative basis due primarily to higher meat commodity costs compared to the comparative period. Flour commodity costs remained essentially flat when evaluated against the comparison period. Lower facility utilization also adversely affected unit costs in the quarter. Compared to the prior twelve-week period (not shown), the cost of products sold increased $296,000 (1.5%) for the third twelve weeks of fiscal year 2004. This increase is consistent with the higher meat commodity costs over comparative periods.

Selling, general and administrative expenses increased by $257,000 (2.6%) to $10,096,000 in the third twelve weeks of 2004 compared to the twelve-week period last year. As a percentage of sales, this category increased at a greater rate than the sales. Increased costs for fuel, outside storage, pension expenses and workers’ compensation outpaced sales trends. These increases were partially offset by continued cost cutting efforts instituted by management. In addition, the provision for losses on accounts receivable was also reduced due to lower exposure to collection losses. Compared to the prior twelve-week period (not shown), selling, general and administrative expenses decreased by $416,000 (4.0%). The decrease in selling, general and administrative expenses relates primarily to the sales decrease between quarters.

Depreciation expense increased by $19,000 (1.9%) to $1,010,000 in the third twelve weeks of the 2004 fiscal year compared to the twelve-week period in 2003. The changes in depreciation expense were insignificant to the results of the quarter. Depreciation expense decreased $4,000 (0.4%) for the third twelve weeks of fiscal 2004 compared to the prior twelve-week period (not shown). The effective income tax rate was 38.0% in the third twelve weeks of fiscal 2004, consistent with the prior fiscal year and the prior twelve-week period.

Results of Operations for the Thirty-Six Weeks ended July 9, 2004 and July 11, 2003

Net sales for the first thirty-six weeks of fiscal year 2004 increased by $4,123,000 (4.5%) to $95,619,000 compared to the thirty-six week period of fiscal year 2003. The increase in net sales is primarily driven by higher unit sales volume. Approximately 1% of the increase relates to higher unit selling prices.

Cost of sales increased in the first thirty-six weeks of fiscal year 2004 by $5,316,000 (9.2%) to $62,880,000 compared to the thirty-six week period of fiscal year 2003. Cost of sales in the first thirty-six weeks increased primarily as a result of higher unit sales volume. Although flour costs remained flat, meat commodities rose significantly compared to the prior thirty-six weeks adversely affecting the gross margin.

Selling, general and administrative expenses increased by $906,000 (3.0%) to $31,272,000 in the first thirty-six weeks of fiscal 2004. The increase primarily relates to higher payroll and commissions paid on increased sales. As a percentage of sales, this category increased at a lower rate than the sales increase, despite increased costs for fuel, outside storage, pension expenses and workers’ compensation. These increases were offset by continued cost cutting efforts instituted by management and a reduced provision for collection losses.

Depreciation expense increased $57,000 (1.9%) to $3,030,000 in the first thirty-six weeks of fiscal 2004 compared to the prior fiscal thirty-six week period. The changes in depreciation expense were insignificant to the year-to-date results. The effective income tax rate was 38.0% in the third thirty-six weeks of fiscal 2004, consistent with the prior fiscal year and the prior thirty-six week period.

Liquidity and Capital Resources

Net cash from operating activities was $2,140,000 for the first thirty-six weeks of the 2004 fiscal year. The operating loss of $969,000 was offset principally by accounts receivable collections and an increase in accrued payroll and other expenses. The Company utilized cash flow for additions to property, plant and equipment, share repurchases, and cash dividends. The Company also increased inventory substantially to prepare for the upcoming holiday season. The net effect of these events resulted in a cash and cash equivalents decrease of $3,248,000 (26.6%) to $8,948,000. The additions to property, plant and equipment reflect the Company’s continued investment in processing, transportation and information technology equipment.

Page 9 of 12 pages

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash dividends paid in the first thirty-six weeks of the 2004 fiscal year declined from the comparable period in the prior year from $1,356,000 to $513,000. The decline reflects the decrease in cash dividends paid from $0.13 to $0.05 per share. Payment of dividends has been suspended in the third quarter of fiscal year 2004. The Company also repurchased 260,662 shares of its common stock for $1,996,000 during the first thirty-six weeks of 2004. The average price per share of such repurchased shares was $7.66.

The Company remained free of interest bearing debt during the first thirty-six weeks of 2004. The Company’s revolving line of credit with Bank of America expires April 30, 2006 and provides for borrowings up to $2,000,000. The Company has not borrowed under this line for more than seventeen consecutive years.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures.

The Company sold an investment in shares of stock, received as a result of the bankruptcy of a significant customer, on July 26, 2004. The Company sold 14,022 shares of this investment in stock realizing net proceeds of approximately $898,000. The resulting pre-tax gain of $553,000 will be recognized in the fourth quarter of fiscal year 2004.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not have significant foreign currency exposure at July 9, 2004. The Company’s financial instruments generally consist of cash and cash equivalents and life insurance policies at July 9, 2004. The Company also has an investment in shares of stock as a result of the bankruptcy of a significant customer. Unrealized gains and losses from this investment are recorded as “other comprehensive income (loss)” in the accompanying statements. Realized gains and losses upon the sale of this investment are recognized in the consolidated condensed statements of operations. The carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not delivered. No significant contracts remained unfulfilled at July 9, 2004.

Item 4.

Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined under Rules 13a-15(e) and 15d -15(e) promulgated under the Securities Exchange Act of 1934. During the course of this evaluation the Company identified a deficiency in internal controls related to the recording of market value changes in equity trading securities. The Company has developed and implemented procedures to ensure that changes in market value are recorded in a timely manner in the statement of Other Comprehensive Income (loss) in the third quarter of 2004. Based upon that evaluation, and taking into account the deficiency discussed in the preceding sentence and the mitigating controls that have been implemented, the Company’s Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

The Company’s management, including the Company’s Chairman and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during quarter ended July 9, 2004, and other than the internal controls improvements noted above, have concluded that there was no change in such reporting period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Page 10 of 12 pages

Part II. Other Information

Item 6.

Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Description
31.1	Certification of Chairman (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On June 1, 2004, the Company furnished a current report on Form 8-K containing its earnings release for the second quarter 2004.

Page 11 of 12 pages

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

	By:	/s/ Raymond F. Lancy
August 23, 2004		Raymond F. Lancy
Date		Principal Financial Officer

Page 12 of 12 pages