Form 10-K
period 2004-10-29
BRIDGFORD FOODS CORP
filed 2005-01-27
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 29, 2004

Commission file number: 0-2396

BRIDGFORD FOODS CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-1778176
( State of incorporation)	(I.R.S. Employer Identification No.)

1308 North Patt Street

Anaheim, California 92801

(Address of principal executive offices)

(714) 526-5533

(Registrant’s telephone number, including area code)

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $1.00 per share	Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on April 16, 2004 was $21,804,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

9,999,361 shares

As of January 27, 2005

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company’s business, which involve judgments with respect to, among other things, future economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives or plans of the Company will be achieved. The forward-looking statements contained herein speak as of the date of this report and the Company undertakes no obligation to update such statements after the date hereof.

Background of Business

Bridgford Foods Corporation, a California corporation (collectively with its subsidiaries, the “Company”) was organized in 1952. The Company originally began its operations in 1932 as a retail meat market in San Diego, California, and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. For more than the past five years, the Company and its subsidiaries have been primarily engaged in the manufacturing, marketing and distribution of an extensive line of frozen, refrigerated and snack food products throughout the United States. The Company has not been involved in any bankruptcy, receivership or similar proceedings, nor has it been party to any merger, acquisition, etc. or acquired or disposed of any material amounts of assets during the past five years. Substantially all of the assets of the Company have been acquired in the ordinary course of business. The Company had no significant change in the type of products produced or distributed, nor in the markets or methods of distribution since the beginning of the fiscal year.

Description of Business

The Company operates in two business segments – the processing and distribution of frozen products, and, the processing and distribution of refrigerated and snack food products. The products manufactured and distributed by the Company consist of an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products and a variety of sandwiches and sliced luncheon meats. The products purchased by the Company for resale include a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products.

	2004	2003	2002
Products manufactured or processed by the Company	69%	70%	69%
Items manufactured or processed by third parties for distribution	31%	30%	31%

	100%	100%	100%

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

The Company has two classes of similar food products, each of which has accounted for 10% or more of consolidated sales in the prior three fiscal years listed below. The following table shows sales, as a percentage of consolidated sales, for each of these two classes of similar products for each of the last three fiscal years:

	2004	2003	2002
Frozen Food Products	32%	34%	35%
Refrigerated and Snack Food Products	68%	66%	65%

	100%	100%	100%

To date, federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, have not had a material effect on the Company’s business.

Major Product Classes

Frozen Food Products

The Company’s frozen food division serves both food service and retail customers. The Company sells approximately 200 unique frozen food products through wholesalers, cooperatives and distributors to approximately 17,000 retail outlets and 21,000 restaurants and institutions.

Frozen Food Products – Food Service Customers

The food service industry is composed of establishments that serve food outside the home and includes restaurants, the food operations of health care providers, schools, hotels, resorts, corporations, and other traditional and non-traditional food service outlets. Growth in this industry has been driven by the increase in away-from-home meal preparation, which has accompanied the expanding number of both dual income and single-parent households. Another trend within the food service industry is the growth in the number of non-traditional food service outlets such as convenience stores, retail stores and supermarkets. These non-traditional locations often lack extensive cooking, storage or preparation facilities, resulting in a need for pre-cooked and prepared foods similar to those provided by the Company. The expansion in the food service industry has also been accompanied by the continued consolidation and growth of broadline and specialty food service distributors, many of which are long-standing customers of the Company.

The Company supplies its food service customers generally through distributors that take title to the product and resell it. Among the Company’s customers are many of the country’s largest broadline and specialty food service distributors. For these and other large end purchasers, the Company’s products occasionally go through extensive qualification procedures and its manufacturing capabilities are subjected to thorough review by the end purchasers prior to the Company’s approval as a vendor. Large end purchasers typically select suppliers that can consistently meet increased volume requirements on a national basis during peak promotional periods. The Company believes that its manufacturing flexibility, national presence and long-standing customer relationships should pose barriers to entry for other manufacturers seeking to provide similar products to the Company’s current large food service end purchasers, although no assurances can be given.

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

Frozen Food Products – Sales and Marketing

The Company’s frozen food business covers the United States and Canada. In addition to regional sales managers, the Company maintains a network of independent food service and retail brokers covering most of the states as well as Canada. Brokers are compensated on a commission basis. The Company believes that its broker relationships, in close cooperation with the regional sales managers, are a valuable asset providing significant new product and customer opportunities. The regional sales managers perform several significant functions for the Company, including identifying and developing new business opportunities and providing customer service and support to the Company’s distributors and end purchasers through the effective use of the Company’s broker network.

The Company’s annual advertising expenditures are directed towards retail and institutional customers. These customers participate in various special promotional and marketing programs and direct advertising allowances sponsored by the Company. The Company also invests in general consumer advertising in various newspapers and periodicals. The Company directs advertising at food service customers with campaigns in major industry publications and through Company participation in trade shows throughout the United States.

Refrigerated and Snack Food Products – Customers

The Company’s refrigerated and snack food products division sells approximately 310 different items through a direct store delivery network serving approximately 36,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.

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

Refrigerated and Snack Food Products – Sales and Marketing

The Company’s direct store delivery network consists of two separate divisions, refrigerated and non-refrigerated snack food products. Refrigerated snack food products are distributed through five different regions located in the southwest, primarily operating in California, Arizona and Nevada. Non-refrigerated snack food products are distributed in seventeen geographic regions across the United States and Canada, each managed by regional sales managers. The regional sales managers perform several significant functions for the Company including identifying and developing new business opportunities and providing customer service and support to the Company’s customers. The Company also utilizes the services of brokers where appropriate to support efficient product distribution and customer satisfaction.

Product Planning and Research and Development

The Company continually monitors the consumer acceptance of each product within its extensive product line. Individual products are regularly added to and deleted from the Company’s product line. The addition or deletion of any product has not had a material effect on the Company’s operations in the current fiscal year. The Company believes that a key factor in the success of its products is its system of carefully targeted research and testing of its products to ensure high quality and that each product matches an identified market opportunity. The emphasis in new product introductions in the past several years has been in single service items. The Company is constantly searching to develop new products to complement its existing product line and improved processing techniques and formulas for its existing product line. The Company utilizes in-house test kitchens to research and experiment with unique food preparation methods, improve quality control and analyze new ingredient mixtures. The Company’s refrigerated and snack food products segment has established a new major manufacturing line scheduled for completion in the second quarter of fiscal year 2005. The Company does not anticipate any significant change in product-mix as a result of its current research and development efforts.

Competition

The products of the Company are sold under highly competitive conditions. All food products can be considered competitive with other food products, but the Company considers its principal competitors to include national, regional and local producers and distributors of refrigerated, frozen and snack food products. Several of the Company’s competitors include large companies with substantially greater financial and marketing resources than those of the Company. Existing competitors may broaden their product lines and potential competitors may enter or increase their focus on the Company’s market, resulting in greater competition for the Company. The Company believes that its products compete favorably with those of the Company’s competitors. Such competitors’ products compete against those of the Company for retail shelf space, institutional distribution and customer preference.

Importance of Key Customers

One customer comprised approximately 14.6% of sales during the 2004 fiscal year.

Employees

The Company has approximately 780 employees, approximately 46% of whose employment relationship is governed by collective bargaining agreements. These agreements currently expire or expired (agreements covering 19 union employees) between March 2004 and March 2007. The Company believes that its relationship with employees is favorable.

General Risks of Food Industry

The food industry, and the markets within the food industry in which the Company competes, are subject to various risks, including: adverse changes in general economic conditions, evolving consumer preferences, nutritional and health-related concerns, federal, state and local food inspection and processing controls, consumer product liability claims, risks of product tampering, and the availability and expense of liability insurance. The meat and poultry industries have recently been subject to increasing scrutiny due to the association of meat and poultry products with recent outbreaks of illness, and on rare occasions even death, caused by food borne pathogens. Product recalls are sometimes required in the food industries to withdraw contaminated or mislabeled products from the market.

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

Risks Relating to Government Regulation

The operations of the Company are subject to extensive inspection and regulation by the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (the “FDA”) and by other federal, state and local authorities, regarding the processing, packaging, storage, transportation, distribution and labeling of products that are manufactured, produced and processed by the Company. The Company’s processing facilities and products are subject to continuous inspection by USDA and/or other federal, state and local authorities. On July 25, 1996, the USDA issued strict new policies concerning contamination by food borne pathogens such as E. coli, Listeria Monocytogenes and Salmonella, and established a new system of regulation known as the Hazard Analysis Critical Control Points (“HACCP”) program. The HACCP program requires all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements on or before January 26, 1998. The Company believes that it is currently in compliance with all material governmental laws and regulations (including the January 1998 HACCP requirements), and that it maintains all material permits and licenses relating to its operations.

On October 6, 2003, new USDA regulations regarding the control of Listeria Monocytogenes in Ready-To-Eat Meat and Poultry Products took effect. These regulations require environmental and/or finished product testing for harmful bacteria that may be present. This testing could result in products being retained, recalled or destroyed if Listeria Monocytogenes is detected. The Company believes that it is in full compliance with these regulations.

Risks Relating to Dependence on Key Management

The Company’s executive officers and certain other key employees have been primarily responsible for the development and expansion of the Company’s business, and the loss of the services of one or more of these individuals could have an adverse effect on the Company. The Company’s success will be dependent in part upon its continued ability to recruit, motivate and retain qualified personnel. There can be no assurance that the Company will be successful in this regard. The Company has no employment or non-competition agreements with key personnel.

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of January 1, 2005 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. William L. Bridgford is the son of Hugh Wm. Bridgford and the nephew of Allan L. Bridgford. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders. All executive officers are full-time employees of the Company, except for Allan L. Bridgford, who worked 80% of full-time.

Name	Age	Position(s) with the Company
Allan L. Bridgford	69	Chairman and member of the Executive Committee
Hugh Wm. Bridgford	73	Vice President and Chairman of the Executive Committee
William L. Bridgford	50	President, Secretary and member of the Executive Committee
Raymond F. Lancy	51	Chief Financial Officer, Executive Vice President, Treasurer and member of the Executive Committee

Item 2.	Properties

The Company owns the following facilities:

Property Location	Building Square Footage	Acreage
Anaheim, California	100,000	5.0
Modesto, California	2,500	0.3
Dallas, Texas	94,000	4.0
Dallas, Texas	30,000	2.0
Dallas, Texas	16,000	1.0
Dallas, Texas	3,200	1.5
Statesville, North Carolina	42,000	8.0
Chicago, Illinois	156,000	1.5

The foregoing plants are, in general, fully utilized by the Company for processing, warehousing, distributing and administrative purposes. The Company also leases warehouse and/or office facilities throughout the United States and Canada. The Company believes that its properties are generally adequate to satisfy its foreseeable needs. Additional properties may be acquired and/or plants expanded if favorable opportunities and conditions arise.

Item 3.	Legal Proceedings

No material legal proceedings were pending at October 29, 2004 against the Company. The Company is likely to be subject to claims arising from time to time in the ordinary course of its business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareholders

The 2005 annual meeting of shareholders will be held at the Four Points Sheraton, 1500 South Raymond Avenue, Fullerton, California at 10:00 a.m. on Wednesday, March 16, 2005.

No matters were submitted by the Company’s shareholders during the fourth quarter of the fiscal year ended October 29, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Common Stock and Dividend Data

The common stock of the Company is traded in the national over-the-counter market and is authorized for quotation on The Nasdaq National Market under the symbol “BRID”. The following table reflects the high and low closing prices and cash dividends paid as quoted by Nasdaq for each of the last eight fiscal quarters.

Fiscal Year 2003	High	Low	Cash Dividends Paid
First Quarter	$12.30	$7.50	$0.05
Second Quarter	$11.37	$6.80	$0.05
Third Quarter	$8.50	$6.45	$0.03
Fourth Quarter	$8.34	$6.85	$0.03

Fiscal Year 2004	High	Low	Cash Dividends Paid
First Quarter	$9.50	$7.39	$0.03
Second Quarter	$8.82	$7.06	$0.02
Third Quarter	$8.49	$7.07	$0.00
Fourth Quarter	$8.89	$7.52	$0.00

The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend upon future earnings, financial requirements and other factors. The Company repurchased 274,000 shares of common stock in the amount of $2,108,000 in fiscal year 2004 under the 1.5 million share repurchase plan previously authorized by the Board of Directors.

Item 6.	Selected Financial Data

	Oct. 29 2004	Oct. 31 2003	Nov. 1 2002	Nov. 2 2001(A)	Nov. 3 2000(A)(B)
Net Sales	$137,865	$136,251	$139,202	$152,464	$152,764
Gross Margin Percent	34.5%	36.7%	36.5%	36.5%	37.4%
Net Income	24	1,210	1,138	6,244	8,766
Basic Earnings Per Share	—	0.12	0.11	0.59	0.80
Current Assets	44,401	45,686	46,413	50,677	53,100
Current Liabilities	12,665	12,489	11,800	12,652	14,631
Working Capital	31,736	33,197	34,613	38,025	38,469
Property, Plant and Equipment, Net	16,755	17,735	19,030	19,471	18,964
Total Assets	74,942	75,927	77,182	81,238	82,681
Shareholders’ Equity	48,664	52,333	54,390	57,335	56,196
Cash Dividends Per Share	0.05	0.16	0.26	0.28	0.28

(In thousands, except percent and per share amounts)

(A) Reclassified to give effect to EITF 01-09.

(B) 53 weeks

TO OUR SHAREHOLDERS

Bridgford Foods made good progress during 2004 in developing new products, improving our plants and increasing our selling efforts. Unfortunately, we experienced very high commodity costs in 2004 which have continued into the 2005 fiscal year. The prices for meat raw materials, especially pork, have reduced our operating margins to a break-even level overall, even with price increases on all of the branded products we sell. Fuel, energy, health care, pension and workers’ compensation costs all contributed to our high expense level in 2004.

SALES AND EARNINGS

Net of promotional costs, our sales in 2004 were $137,865,000, an increase of $1,614,000, or 1.2%, over sales recorded in the previous fiscal year. Increased sales of pepperoni and sausage party bites, in addition to sales of our new beef jerky shredder products, as shown on the cover of this report, contributed to our sales increase. Shipments of Bridgford Old South Buttermilk Biscuits are also recording greater sales volume. Sandwich sales increased in 2004 with our Ham & Cheese Meal Kits showing the best improvement. Net income in 2004 was $24,000, a disappointing result, which was greatly affected by the higher commodity costs we experienced. Higher selling prices were not enough to overcome the extraordinary increases in these costs.

OPERATIONS

Our new spiral freezer system, put into operation at the Dallas Frozen-Rite plant during late 2003, substantially improved efficiency in filling 2004 holiday orders and reducing advance production storage costs. During 2004, Superior Foods of Dallas developed technology and equipment to produce an exciting new product that will go into retail test markets in March of 2005. The Statesville, North Carolina bakery plant expanded its capacity to make specialty dough items for the food service trade. Bridgford’s Chicago dry sausage factory has established a new major product manufacturing line scheduled for completion in the second quarter of 2005, that will substantially increase Chicago plant production. We have also reorganized our Anaheim delicatessen foods production operations to improve productivity and profit margins.

FINANCIAL MATTERS

Working capital at October 29, 2004 totaled $31,736,000, $1,461,000 (4.4%) less than at the beginning of the fiscal year. The decline resulted from the Company’s purchase of 274,000 shares of common stock in the amount of $2,108,000 ($7.69 average cost per share) and capital expenditures of $3,444,000, partially offset by lower dividend payments. The working capital ratio declined slightly to 3.5 to 1 at October 29, 2004 compared to 3.7 to 1 a year earlier. The Company has remained free of interest bearing debt for eighteen consecutive years.

Shareholders’ equity totaled $48,664,000, a decrease of $3,669,000 (7.0%) compared to the end of the prior year. The decrease principally relates to common stock purchases noted previously and the recognition of an increase in the minimum pension liability, which is recorded in the Statement of Shareholders’ Equity under the “Accumulated Other Comprehensive Loss” column. The increase in this liability results from the application of a lower discount rate used to measure the accumulated pension benefit obligation and less favorable investment results in recent years. The Board of Directors suspended the quarterly cash dividend at its May 2004 meeting in recognition of lower profitability levels in recent quarters. Approximately 130,000 shares remain available for purchase under the 1.5 million share repurchase plan previously authorized by the Board of Directors. Shareholders’ equity per share was $4.87 at October 29, 2004 compared to $5.09, a decrease of 4.3% compared to the prior fiscal year end.

SUMMARY

2004 was a difficult year because of the escalating costs outlined in this report. We are working hard to reduce these expenses in 2005. Commodity prices remain extremely high at this time. We believe that we can improve sales and earnings during 2005 through cost containment and sales emphasis on branded manufactured products. We appreciate the dedication of our employees and directors and the support of shareholders, customers and suppliers.

Respectfully submitted,

	/s/ Allan L. Bridgford	/s/ William L. Bridgford
	Allan L. Bridgford	William L. Bridgford
	Chairman	President
January 18, 2005

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following; general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this report.

The Company’s operating results are heavily dependent upon the prices paid for raw materials. The marketing of the Company’s value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. The impact of general price inflation on the Company’s financial position and results of operations has not been significant during the last three years.

Results of Operations (in thousands)

Fiscal Year Ended October 29, 2004 Compared to Fiscal Year Ended October 31, 2003

Sales

Sales in fiscal 2004 increased $1,614 (1.2%) when compared to the prior year. Sales in the Company’s frozen food segment declined 3.3%, as a result of lower unit volume partially offset by increased average unit selling prices. Promotional spending as a percentage of sales increased to 8.6% compared to 7.2% in the prior year contributing to the sales decline in the frozen food division. Sales in the Company’s refrigerated and snack food products segment increased 3.5% primarily as a result of higher unit selling prices on level unit volumes.

Gross Margin

The gross margin declined to 34.5% compared the prior year at 36.7%. Increased meat ingredient costs were the principal reason for this decline. When combining all divisions, net-selling prices increased approximately 5% on a unit volume decline of approximately 1.1 % compared to the prior fiscal year.

Selling, General, and Administrative

Selling, general and administrative expenses decreased $48 (0.1%) when compared to the prior year. Rising payroll, workers’ compensation insurance, fuel and finished goods storage costs were offset by a significant reduction in the provision for doubtful accounts receivable and the combined impact of aggressive cost control programs instituted by management. The Company recorded an asset impairment reserve against the net book value of machinery and equipment of $54 in fiscal year 2004 and no asset impairment reserve in the prior year. The effective income tax rate was 38% in 2004, consistent with the prior year.

Gain on Sale of Equity Securities

The Company sold 14,014 shares of stock received as a result of the bankruptcy of a significant customer on July 26, 2004. This transaction resulted in a pre-tax gain of $553.

Fiscal Year ended October 31, 2003 compared to Fiscal Year Ended November 1, 2002

Sales

Sales in fiscal 2003 declined $2,951 (2.1%) when compared to the prior year. Sales in the Company’s frozen food segment declined 6.9%, as a result of continued weak demand and aggressive competition. Sales in the Company’s refrigerated and snack food products segment increase 0.5% primarily as a result of higher unit volumes.

Gross Margin

The gross margin remained relatively consistent with the prior year at 36.7%. Increased ingredient costs during the year were offset by lower unit overhead due to improved volume on items processed by the Company. Overall, net selling prices remained relatively consistent with the prior fiscal year.

Selling, General, and Administrative

Selling, general and administrative expenses decreased $487 (1.1%). A reduction in the provision for doubtful accounts receivable from fiscal years 2002 to 2003 contributed to this decrease. Rising costs for employee healthcare, workers’ compensation, property and liability insurance, transportation costs, product displays and pension expense mitigated the effect of the reduction in the provision for doubtful accounts receivable. The Company benefited from an effective income tax rate of 38% in 2003 compared to 49.9% in 2002. The rate in the prior year was abnormally high due to the revaluation of deferred tax assets due to a lower than expected state tax rate.

Fiscal Year ended November 1, 2002 compared to Fiscal Year Ended November 2, 2001

Sales

Sales in fiscal 2002 declined $13,262 (8.7%) when compared to the prior year. All segments of the Company’s business were adversely affected by the recession. Sales in the Company’s frozen food division declined 7.3%, as a result of continued weak demand and aggressive competition. Sales in the Company’s direct store delivery non-refrigerated meat snack division declined 10.8%, primarily as a result of the weak economy and the bankruptcy of a significant customer. Sales in the Company’s direct store delivery Deli division also declined 5.9% due to similar factors already noted above.

Gross Margin

The gross margin remained relatively consistent with the prior year at 36.5%. Higher unit costs resulting from lower production volumes were offset by more favorable pork commodity prices. Flour prices increased during the year offsetting lower pork commodity prices.

Selling, General, and Administrative

Selling, general and administrative expenses increased $2,637 (6.3%) when compared to the prior year. The provision for doubtful accounts receivable was increased by $3,750 due to the bankruptcy of a significant customer and collectibility issues related to other significant accounts. In addition, the Company expensed approximately $658 in non-recurring costs associated with the implementation of the Company’s new information systems during the fiscal year. After considering these factors, selling, general and administrative expenses decreased 4.3% due to lower sales offset by other factors adversely affecting this category including rising costs for employee healthcare, worker’s compensation, property and liability insurance, transportation costs and pension expense. The Company expects to continue the growth and modernization of facilities and equipment used in the business. Income before taxes declined 77.5% as a result of the loss of gross margin in the amount of $4,834 and the significant factors noted above. The effective tax rate increased to 49.9%, primarily as the result of the revaluation of deferred tax assets due to a lower than expected state tax rate.

Liquidity and Capital Resources (in thousands except per share amounts)

Net cash provided by operating activities was $908 and $7,929 in fiscal years 2004 and 2003, respectively. Gross accounts receivable balances decreased $1,346 in 2004 and increased $622 in 2003. The balance in 2004 decreased due to lower overall sales levels in the fourth quarter and improved collection trends compared to the prior year. The balance in 2003 increased as a result of strong fourth quarter sales compared to the prior year. Inventories increased $4,445 in fiscal year 2004 due to significant beef ingredient inventories being stored in anticipation of the start up of a new production line in the first half of fiscal year 2005 and higher valuations due to commodity cost increases. In fiscal year 2003, inventories increased $471 due to higher unit quantities needed to support increased sales activity beginning in the last quarter of the fiscal year. Accounts payable decreased $968 in 2004 primarily due to an increase in the rate of processing payments. The balance of accounts payable is consistent with the current business cycle. Accrued payroll, advertising and other expenses increased $930 in 2004 primarily as a result of higher workers’ compensation liability due to outstanding claims and the funding pattern of self-insured claims and an increase in accrued property taxes due to significant increases in property valuations. The current portion of non-current liabilities decreased $699 and $329 in 2004 and 2003, respectively, due to lower incentive compensation accruals as a result of lower profitability levels and slightly lower contribution requirements for the Company’s defined benefits pension plan. Included in the current portion of non-current liabilities is $991 related to the anticipated contribution required in fiscal 2005. The minimum pension liability related to the Company’s defined benefit pension plan increased to $4,509 at October 29, 2004 compared to $2,780 at October 31, 2003. The increase results from the application of a lower discount rate being applied to the accumulated pension benefit obligation and less favorable investment results in recent years. The net tax effected amount of this liability is included in shareholders’ equity as an “accumulated comprehensive loss” in the Statement of Shareholders’ Equity and Other Comprehensive Income (Loss).

The Company’s capital improvement expenditures increased $352 in 2004 and decreased $675 in 2003 compared to the prior year. Significant projects in process of $1,795 at October 29, 2004 included equipment to expand processing capabilities at the Chicago facility ($1,777). Cash and cash equivalents decreased $4,224 in 2004 and increased $1,891 in 2003. Net cash flow decreased in 2004 primarily as a result of lower operating results, higher investments in ingredient inventories and increased capital spending. Improved collections on accounts receivable and delayed funding of the Company’s self-insured workers’ compensation program helped off-set these decreases. Net cash flow improved in 2003 primarily as a result of lower income tax payments and collection of amounts refundable.

Working capital decreased $1,461 in 2004 and $1,416 in 2003. Working capital decreased in 2004 primarily due to the repurchase of 274,000 shares of common stock in the amount of $2,108, and a slight increase in capital expenditures and payments related incentive compensation and employee benefit plans. Off-setting these decreases were lower cash dividend payments compared to 2003. Working capital decreased in 2003 primarily due to the repurchase of 172,000 shares of common stock in the aggregate amount of $1,307. The Company has remained free of interest-bearing debt for eighteen consecutive years. The Company maintains a line of credit with Bank of America that expires April 30, 2006. Under the terms of this line of credit, the Company may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless the Company elects an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require the Company to maintain certain levels of shareholders’ equity and working capital. The Company was in compliance with all provisions of the agreement during the 2004 fiscal year and there were no borrowings under this line of credit during such period. Management is of the opinion that the Company’s strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for fiscal 2005.

Contractual Obligations (in thousands)

The Company remained free of interest bearing long-term debt for the eighteenth consecutive year and had no other long-term debt or other contractual obligations except for leases. The Company leases certain transportation and computer equipment under operating leases expiring in 2006. Future minimum lease payments are approximately (in thousands):

	2005	2006
Net Lease Commitments	$304	$28

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts not originally estimated. Management believes its current estimates are reasonable and based on the best information available at the time.

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have historically been immaterial although losses in fiscal year 2002 were significant due to a bankruptcy of a significant customer. The provision for doubtful accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. One customer comprised 14.6% of revenues in fiscal years 2004 and 2003.

Revenues are recognized upon passage of title to the customer typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through its own long-haul fleet or through a company owned direct store delivery system.

Amounts estimated related to liabilities for pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts not originally estimated. Management believes its current estimates are reasonable and based on the best information available at the time.

Deferred taxes are provided for items whose financial and tax bases differ. A valuation allowance is provided against deferred tax assets when it is expected that it is more likely than not that the related asset will not be fully realized.

The Company assesses the recoverability of its long-lived assets on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, the Company recognizes an impairment to reduce the carrying value of the applicable long-lived assets to their estimated fair value.

Recently Issued Accounting Pronouncements

SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Impletion Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of SAFS 149 did not have a material impact on the Company’s financial condition and results of operations.

SFAS No. 150, “Certain Financial Instruments with Characteristics of Both Liabilities and Equity”

In May 2003, the FASB issued SFAS No. 150, “Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify such instruments as liabilities, whereas they previously may have been classified as equity. The standard is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial condition and results of operations.

FIN 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51”

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51.” Fin 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and 2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 applies to variable interest entities established after December 31, 2002. The adoption of FIN 46 did not have a significant impact on the Company’s financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company did not have significant overall currency exposure at October 29, 2004. The Company’s financial instruments consist of cash and cash equivalents and life insurance policies at October 29, 2004 and the carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure. The Company does not engage in buying or selling spot or futures commodity contracts. The Company’s investment portfolio is not subject to significant market risk or interest rate fluctuations.

Item 8.	Consolidated Financial Statements and Supplementary Data

Unaudited Interim Financial Information (in thousands, except per share amounts)

	2004
	January 23	April 16	July 9	October 29
	(12 weeks)	(12 weeks)	(12 weeks)	(16 weeks)
Net sales	$35,322	$30,541	$29,756	$42,246
Income (loss) before taxes	(222)	(336)	(1,005)	1,602
Net income (loss)	(138)	(209)	(623)	994
Basic earnings (loss) per share	$(0.01)	$(0.02)	$(0.06)	$0.10

	2003
	January 24	April 18	July 11	October 31
	(12 weeks)	(12 weeks)	(12 weeks)	(16 weeks)
Net sales	$32,445	$29,074	$29,977	$44,755
Income (loss) before taxes	(246)	174	665	1,358
Net income (loss)	(153)	108	412	843
Basic earnings (loss) per share	$(0.01)	$0.01	$0.04	$0.08

See Item 15(a) below and the index therein for a listing of the consolidated financial statements and supplementary data filed as a part of this report

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 13, 2004, the Audit Committee of the Board of Directors of the Company dismissed PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm. PricewaterhouseCoopers LLP completed the audit of the Company’s financial statements for the year ended October 29, 2004 on January 27, 2005 completely terminating PricewaterhouseCoopers LLP’s appointment as the independent registered public accounting firm for the Company. The decision to change principal accountants was approved by the Audit Committee and the Board of Directors of the Company.

The reports of PricewaterhouseCoopers LLP on the consolidated financial statements of Bridgford Foods Corporation for the years ended October 29, 2004 and October 31, 2003, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the year ended October 29, 2004, and through January 27, 2005, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference thereto in its reports on the financial statements for such years.

During the years ended October 29, 2004, and October 31, 2003, and through January 27, 2005, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

On December 14, 2004, the Audit Committee of the Board of Directors of the Company appointed Haskell & White LLP as its new independent registered public accounting firm as of December 13, 2004 for the fiscal year beginning October 30, 2004 and ending October 28, 2005.

During the Company’s two most recent fiscal years ended October 29, 2004 and October 31, 2003, and through the subsequent interim period ended January 27, 2005, neither the Company nor anyone on its behalf consulted Haskell & White LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures

An evaluation as of the end of the period covered by this annual report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined under Rules 13a-15(e) and 15d -15(e) promulgated under the Securities Exchange Act of 1934. Management is responsible for establishing and maintaining adequate internal controls over financial reporting. Based upon that evaluation, the Company’s Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

The Company’s management, including the Company’s Chairman and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended October 29, 2004, and has concluded that there was no change during the Company’s fourth quarter of its 2004 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company maintains and evaluates a system of internal accounting controls, and a program of internal auditing designed to provide reasonable assurance that the Company’s assets are protected and that transactions are performed in accordance with proper authorization, and are properly recorded. This system of internal accounting controls is continually reviewed and modified in response to evolving business conditions and operations and to recommendations made by the independent auditors and internal auditor. The Company has established a code of conduct and employs an experienced full time internal auditor. The management of the Company believes that the accounting and internal control systems provide reasonable assurance that assets are safeguarded and financial information is reliable.

The Audit Committee of the Board of Directors meets regularly with the Company’s financial management and counsel, with the Company’s internal auditor and with the independent registered public accounting firm engaged by the Company. Internal accounting controls and the quality of financial reporting are discussed during these meetings. The Audit Committee has discussed with the independent registered public accounting firm matters required to be discussed by Statement of Auditing Standards No. 61 (Communication with Audit Committees). In addition, the independent registered public accounting firm’s independence from the Company and its management, including the matters in the written disclosures required by the Independence Standards Board Standards No. 1 (Independence Discussions with Audit Committees), has been discussed by the Committee and the independent registered public accounting firm.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information set forth in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on March 16, 2005 is incorporated herein by reference. Information concerning the executive officers of the Company is set forth in Part I hereof under the heading “Executive Officers of the Registrant”.

The Company adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 during the first quarter of 2004, which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and other designated officers and employees. The Code of Ethics appears on the Company’s website at www.bridgford.com.

The Company is considered a “controlled company” within the meaning of Rule 4350(c)(5) of the National Association of Securities Dealers (NASD) and is therefore exempted from various NASD rules pertaining to certain “independence” requirements of its directors. Nevertheless, the Board of Directors has determined that Messrs. Andrews, Gilbert, Foster and Zippwald are all “independent directors” within the meaning of Rule 4200 of the National Association of Securities Dealers. The Audit Committee has been established in accordance with SEC rules and regulations, and each of the members of the Audit Committee are independent directors as defined under the NASD’s listing standards. The Board of Directors believes that Mr. Andrews qualifies as a “financial expert” as such term is used in the rules and regulations of the SEC.

Item 11.	Executive Compensation

Information set forth in the section entitled “Compensation of Executive Officers” contained in the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders to be held on March 16, 2005 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information set forth in the section entitled “Principal Shareholders and Management” contained in the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders to be held on March 16, 2005 is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing compensation plans as of October 29, 2004. The Company’s sole shareholder approved equity compensation plan is the 1999 Stock Incentive Plan. The Company does not have any non-stockholder approved equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of October 29, 2004 (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of October 29, 2004 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	250,000	$10.00	650,000
Equity compensation plans not approved by security holders	—	—	—

Total	250,000	$10.00	650,000

Item 13.	Certain Relationships and Related Transactions

Information set forth in the section entitled “Related Party Transactions” contained in the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders to be held on March 16, 2005 is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information set forth in the section entitled “Proposal 2- Audit Fees” contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on March 16, 2005 is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. The following documents are filed as a part of this report:

(2) Financial Statement Schedule

The following financial statement is filed herewith.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	36
Schedule II - Valuation and Qualifying Accounts	37

(3) Exhibits

The exhibits listed under Item 14(c) are filed or incorporated by reference herein.

(b) The exhibits below are filed or incorporated herein by reference.

Exhibit Number	Description

3.5	Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10-K on January 28, 1993 and incorporated herein by reference).

3.6	Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10-K on January 28, 1993 and incorporated herein by reference).

3.7	By-laws, as amended (filed as Exhibit 2 to Form 10-K on January 28,1993 and incorporated herein by reference).

10.1	Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit10.1 to Form 10-K on January 28, 1993 and incorporated herein by reference).

10.2	Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to Form 10-K on January 28, 1993 and incorporated herein by reference).

10.3	Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as Exhibit 10.3 to Form 10-K on January 28, 1993 and incorporated herein by reference).

10.4	Bridgford Foods Corporation 1999 Stock Incentive Plan and Form of Stock Option Agreement (filed as Exhibit 4.1 to Form S-8 on May 28, 1999 and incorporated herein by reference).

Exhibit Number	Description

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of the signature page)

31.1	Certification of Principal Executive Officer.

31.2	Certification Pursuant to Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION

Registrant

By:	/s/ ALLAN L. BRIDGFORD
Allan L. Bridgford
Chairman

Date: January 27, 2005

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

We, the undersigned directors and officers of Bridgford Foods Corporation do hereby constitute and appoint Allan L. Bridgford and Raymond F. Lancy, or either of them, with full power of substitution and resubstitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ ALLAN L. BRIDGFORD Allan L. Bridgford	Chairman (Principal Executive Officer)	January 27, 2005

/s/ WILLIAM L. BRIDGFORD William L. Bridgford	President	January 27, 2005

/s/ HUGH WM. BRIDGFORD Hugh Wm. Bridgford	Vice President and Director	January 27, 2005

/s/ RAYMOND F. LANCY Raymond F. Lancy	Chief Financial Officer (Principal Financial Officer)	January 27, 2005

/s/ PAUL A. GILBERT Paul A. Gilbert	Director	January 27, 2005

/s/ RICHARD A. FOSTER Richard A. Foster	Director	January 27, 2005

/s/ ROBERT E. SCHULZE Robert E. Schulze	Director	January 27, 2005

/s/ PAUL R. ZIPPWALD Paul R. Zippwald	Director	January 27, 2005

/s/ TODD C. ANDREWS Todd C. Andrews	Director	January 27, 2005

Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP

To the Board of Directors and Shareholders of Bridgford Foods Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Bridgford Foods Corporation and its subsidiaries (the “Company”) at October 29, 2004 and October 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 29, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orange County, California

January 27, 2005

BRIDGFORD FOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

October 29, 2004, and October 31, 2003

(in thousands, except per share amounts)

	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$7,972	$12,196
Accounts receivable, less allowance for doubtful accounts of $1,118 and $1,429, respectively and promotional allowances of $2,368 and $1,847, respectively	11,173	12,273
Inventories	22,478	18,033
Prepaid expenses	449	216
Refundable income taxes	—	732
Deferred income taxes	2,329	2,236

Total current assets	44,401	45,686

Property, plant and equipment, net of accumulated depreciation of $47,120 and $43,084, respectively	16,755	17,735
Other non-current assets	9,890	9,775
Deferred income taxes	3,896	2,731

Total assets	$74,942	$75,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,737	$4,705
Accrued payroll, advertising and other expenses	5,847	4,917
Income taxes payable	913	—
Current portion of non-current liabilities	2,168	2,867

Total current liabilities	12,665	12,489

Non-current liabilities	13,613	11,105

Contingencies and commitments (Note 6)
Shareholders’ equity:
Preferred stock, without par value
Authorized - 1,000 shares
Issued and outstanding - none	—	—
Common stock, $1.00 par value
Authorized - 20,000 shares
Issued and outstanding - 10,002 in 2004 and 10,276 in 2003	10,059	10,333
Capital in excess of par value	14,506	16,340
Retained earnings	26,832	27,321
Accumulated other comprehensive loss	(2,733)	(1,661)

Total shareholders’ equity	48,664	52,333

	$74,942	$75,927

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the years ended October 29, 2004, October 31, 2003, and November 1, 2002

(in thousands, except share and per share amounts)

	2004	2003	2002
Net sales	$137,865	$136,251	$139,202

Cost of products sold, excluding depreciation	90,306	86,211	88,460
Selling, general and administrative expenses	43,728	43,776	44,263
Depreciation	4,345	4,313	4,208
Gain on sale of equity securities	(553)	—	—

	137,826	134,300	136,931

Income before taxes	39	1,951	2,271
Provision for taxes on income	15	741	1,133

Net income	$24	$1,210	$1,138

Basic earnings per share	$—	$0.12	$0.11

Shares used to compute basic earnings per share	10,131,570	10,381,477	10,448,271

Diluted earnings per share	$—	$0.12	$0.11

Shares used to compute diluted earnings per share	10,131,570	10,381,477	10,488,683

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the years ended October 29, 2004, October 31, 2003, and November 1, 2002

(in thousands, except per share amounts)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance, November 2, 2001	10,448	$10,505	$17,475	$29,355		$57,335
Cash dividends paid ($.26 per share)				(2,717)		(2,717)
Net income				1,138		1,138
Other comprehensive (loss):
Minimum pension liability					$(1,366)	(1,366)

Comprehensive loss						(228)

Balance, November 1, 2002	10,448	10,505	17,475	27,776	(1,366)	54,390
Shares repurchased and retired	(172)	(172)	(1,135)			(1,307)
Cash dividends paid ($.16 per share)				(1,665)		(1,665)
Net income				1,210		1,210
Other comprehensive (loss):
Minimum pension liability					(295)	(295)

Comprehensive income						915

Balance, October 31, 2003	10,276	10,333	16,340	27,321	(1,661)	52,333
Shares repurchased and retired	(274)	(274)	(1,834)			(2,108)
Cash dividends paid ($.05 per share)				(513)		(513)
Net income				24		24
Other comprehensive income (loss):
Unrealized gain on investment					25	25
Minimum pension liability					(1,097)	(1,097)

Comprehensive loss						(1,048)

Balance, October 29, 2004	10,002	$10,059	$14,506	$26,832	$(2,733)	$48,664

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended October 29, 2004, October 31, 2003, and November 1, 2002

(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$24	$1,210	$1,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,345	4,313	4,208
Provision for doubtful accounts receivable	(246)	915	3,750
(Gain) loss on sale of property, plant and equipment	(11)	48	(3)
(Gain) on sale of equity securities	(553)	—	—
Provision for asset impairment	54	—	—
Deferred income taxes, net	(601)	1,970	(1,548)
Changes in operating assets and liabilities:
Accounts receivable	1,346	(622)	(3,134)
Inventories	(4,445)	(471)	1,603
Prepaid expenses	(619)	28	620
Income taxes receivable	732	1,005	304
Other non-current assets	(74)	(1,075)	570
Accounts payable	(968)	749	(1,766)
Accrued payroll, advertising and other expenses	930	269	(552)
Income taxes payable	913	—	—
Current portion of non-current liabilities	(699)	(329)	1,466
Non-current liabilities	780	(81)	(2,844)

Net cash provided by operating activities	908	7,929	3,812

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	35	26	3
Proceeds from sale of equity securities	898	—	—
Additions to property, plant and equipment	(3,444)	(3,092)	(3,767)

Net cash used in investing activities	(2,511)	(3,066)	(3,764)

Cash used in financing activities:
Shares repurchased	(2,108)	(1,307)	—
Cash dividends paid	(513)	(1,665)	(2,717)

Cash used in financing activities	(2,621)	(2,972)	(2,717)

Net (decrease) increase in cash and cash equivalents	(4,224)	1,891	(2,669)

Cash and cash equivalents at beginning of year	12,196	10,305	12,974

Cash and cash equivalents at end of year	$7,972	$12,196	$10,305

Cash paid for income taxes	$39	$3	$1,789

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except per share amounts)

NOTE 1- The Company and Summary of Significant Accounting Policies:

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated.

Use of estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts not originally estimated. Management believes its current estimates are reasonable and based on the best information available at the time.

Concentrations of credit risk

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have historically been immaterial, although losses in fiscal year 2002 were significant. The carrying amount of cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate fair market value due to the short maturity of these instruments. The provision for doubtful accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. One customer in the Company’s Refrigerated and Snack Food Products segment comprised 14.6% of revenues in fiscal year 2004.

Business segments

The Company and its subsidiaries operate in two business segments - the processing and distribution of frozen foods, and the processing and distribution of refrigerated and snack food products.

Fiscal year

The Company maintains its accounting records on a 52-53 week fiscal basis. Fiscal years 2002, 2003 and 2004 include 52 weeks each.

Revenues

Revenues are recognized upon passage of title to the customer typically upon product pick-up, shipment or delivery to customers. Products are primarily delivered to customers through the Company’s own fleet or through a Company owned direct store delivery system. These costs, $6,514, $6,877 and $6,755 for 2004, 2003 and 2002, respectively, are included in selling, general and administrative expenses in the accompanying statements. The Company records promotional and returns allowances based on recent and historical trends.

Cash equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include treasury bills of $7,215 at October 29, 2004 and $10,193 at October 31, 2003.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Major renewals and betterments are charged to the asset accounts while the cost of maintenance and repairs is charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is credited or charged to income. Depreciation is computed on the straight-line basis over 10 to 20 years for buildings and improvements, 5 to 10 years for machinery and equipment and 3 to 5 years for transportation equipment.

The Company assesses the recoverability of its long-lived assets on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, the Company recognizes an impairment to reduce the carrying value of the applicable long-lived assets to their estimated fair value. The Company recorded an asset impairment reserve against the net book value of machinery and equipment of $54 in fiscal year 2004. This specialized machinery and equipment is related to the Refrigerated and Snack Food segment and cannot be used by another segment. As a result, the asset was written off in cost of sales related to the Refrigerated and Snack Food segment.

Income taxes

Deferred taxes are provided for items whose financial and tax bases differ. A valuation allowance is provided against deferred tax assets when it is expected that it is more likely than not that the related asset will not be fully realized.

Stock-based compensation

Statement of Financial Accounting Standards (SFAS No. 123), “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation for stock options is measured as the excess, if any, of the fair market value of the Company’s stock price at the date of grant as determined by the Board of Directors over the amount an employee must pay to acquire the stock. No grants, exercises, forfeitures or expirations have occurred during fiscal years 2004, 2003 and 2002.

The following balances are reflected as of November 1, 2002:

Options Outstanding			Options Exercisable
Exercise price	Shares	Weighted average remaining life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$10	250,000	6.5	$10	187,500	$10

The following balances are reflected as of October 31, 2003:

Options Outstanding			Options Exercisable
Exercise price	Shares	Weighted average remaining life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$10	250,000	5.5	$10	250,000	$10

The following balances are reflected as of October 29, 2004:

Options Outstanding			Options Exercisable
Exercise price	Shares	Weighted average remaining life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$10	250,000	4.5	$10	250,000	$10

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (“FAS 123”). As permitted by FAS 123, the Company measures compensation cost in accordance with APB 25. Had compensation cost for the Company’s Stock Option Plan been determined based on the fair value of the options consistent with FAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the year ended
	October 29, 2004	October 31, 2003	November 1, 2002
Net income as reported	$24	$1,210	$1,138
Deduct: Pro forma compensation expense, net of tax	—	74	147

Pro forma net income	$24	$1,136	$991

Basic and diluted earnings per share as reported	$—	$0.12	$0.11
Pro forma basic and diluted earning per share	$—	$0.11	$0.09
Weighted average shares outstanding, basic	10,131,570	10,381,477	10,448,271
Weighted average shares outstanding, diluted	10,131,570	10,381,477	10,488,683

The fair value of compensatory stock options was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions at the date of issuance:

Risk-free interest rate	5.34%
Expected years until exercise	6.0 years
Expected stock volatility	40.00%
Expected dividends	2.20%

Basic and diluted earnings per share

Basic earnings per share is calculated based on the weighted average number of shares outstanding for all periods presented. Diluted earnings per share is calculated based on the weighted average number of shares outstanding plus shares issuable on conversion or exercise of all potentially dilutive securities (stock options).

Foreign currency transactions

The Company’s foreign subsidiary located in Canada enters into transactions that are denominated in a foreign currency. The related transaction gains and losses arising from changes in exchange rates are not material and are included in selling, general and administrative expenses in the consolidated statement of income in the period the transaction occurred.

Comprehensive income (loss)

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income, the additional minimum pension liability adjustment and unrealized gains on equity securities. The Company’s cost basis in the stock is equal to the fair market value at the date of issuance. During fiscal years 2004, 2003, and 2002 the Company recognized a minimum pension liability in accordance with the provisions of SFAS No. 87 “Employers’ Accounting for Pensions”. The impact of this transaction has been recorded as a component of shareholders’ equity, net of tax. No effect has been given to this transaction in the statement of cash flows. During fiscal year 2004, comprehensive income, net of tax, of $25 was recorded for an unrealized gain on investment. During fiscal year 2004, comprehensive loss, net of tax, of $1,097 was recorded for the minimum pension liability.

Critical accounting policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts not originally estimated. Management believes its current estimates are reasonable and based on the best information available at the time.

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have historically been immaterial although losses in fiscal year 2002 were significant. The provision for doubtful accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. One customer comprised 14.6% of revenues in fiscal year 2004.

Revenues are recognized upon passage of title to the customer typically upon product shipment or delivery to customers. Products are delivered to customers primarily through its own fleet or through a company owned direct store delivery system.

NOTE 2- Composition of Certain Financial Statement Captions:

	2004	2003
Inventories:
Meat, ingredients and supplies	$7,232	$3,229
Work in process	1,902	1,850
Finished goods	13,344	12,954

	$22,478	$18,033

Property, plant and equipment:
Land	$1,840	$1,840
Buildings and improvements	13,128	13,065
Machinery and equipment	36,890	35,324
Asset impairment reserve	(54)	—
Transportation equipment	10,276	9,744
Construction in process	1,795	846

	63,875	60,819
Accumulated depreciation	(47,120)	(43,084)

	$16,755	$17,735

Other non-current assets:
Cash surrender value benefits	$9,772	$9,316
Intangible asset	118	159
Others	—	300

	$9,890	$9,775

Accrued payroll, advertising and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$4,164	$3,225
Accrued advertising and broker commissions	635	673
Property taxes	500	382
Others	548	637

	$5,847	$4,917

Current portion of non-current liabilities:
Incentive compensation	$696	$1,212
Accrued pension	991	1,136
Other accrued retirement plans	475	516
Others	6	3

	$2,168	$2,867

Non-current liabilities:
Incentive compensation	$711	$1,256
Accrued pension	8,346	5,203
Other accrued retirement plans	4,246	4,326
Post retirement healthcare	310	320

	$13,613	$11,105

NOTE 3- Retirement and Other Benefit Plans:

The Company has noncontributory-trusteed defined benefit retirement plans for sales, administrative, supervisory and certain other employees. The benefits under these plans are primarily based on years of service and compensation levels. The Company’s funding policy is to contribute annually the maximum amount deductible for federal income tax purposes, without regard to the plans’ unfunded current liability. The measurement date for the plan is the Company’s fiscal year end.

Net pension cost consisted of the following:

	2004	2003	2002
Service cost	$1,435	$1,177	$1,055
Interest cost	1,704	1,523	1,312
Expected return on plan assets	(1,295)	(1,108)	(1,159)
Amortization of unrecognized (gain) loss	300	226	8
Amortization of transition asset (15.2 years)	(68)	(76)	(76)
Amortization of unrecognized prior service costs	41	41	41

Net pension cost	$2,117	$1,783	$1,181

Net pension cost is determined using assumptions as of the beginning of each fiscal year. Weighted average assumptions for the fiscal years are as follows:

	2004	2003	2002
Discount rate	6.25%	6.75%	7.00%
Rate of increase in salary levels	3.75%	3.75%	4.00%
Expected return on plan assets	8.00%	8.00%	8.00%

The 1987 transition asset was fully amortized using the straight-line method over the average remaining service period of active plan participants at October 29, 2004.

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	2004	2003
Change in benefit obligations:
Benefit Obligations - beginning of year	27,489	22,025
Service Cost	1,434	1,177
Interest Cost	1,705	1,523
Actuarial Loss	2,971	3,135
Benefits Paid	(448)	(370)

Benefit Obligations - end of year	33,151	27,490

Change in plan assets:
Fair value of plan assets - beginning of year	16,296	13,898
Employer Contributions	848	1,000
Actual return on plan assets	1,025	1,768
Benefits Paid	(448)	(370)

Fair value of plan assets - end of year	17,721	16,296

Funded Status of the plans	(15,430)	(11,194)
Unrecognized prior service costs	118	159
Unrecognized net actuarial loss	10,484	7,544
Unrecognized net transition asset	—	(68)
Additional accrued minimum liability	(4,509)	(2,780)

Accrued pension cost	(9,337)	(6,339)

The accumulated benefit obligation is $27,058 and $22,635 at October 29, 2004 and October 31, 2003, respectively.

The benefit obligation is determined using assumptions as of the end of each fiscal year. Weighted average assumptions as of the fiscal years ended are as follows:

	2004	2003
Discount rate	5.75%	6.25%
Rate of increase in salary levels	3.75%	3.75%

Adverse investment results have been experienced in recent years. In addition, the discount rate used to value the projected benefit obligation was lowered to 5.75% compared to 6.25% in the prior fiscal year. These factors resulted in an additional minimum liability that has been recorded as a reduction of shareholders’ equity in the accompanying balance sheet.

Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted-average of the plans’ investment allocation as of the measurement date and the published historical returns for those types asset categories, taking into consideration inflation rate forecasts. The compensation increase assumption is based upon historical patterns of salary increases and management’s expectation of future salary increases for plan participants.

The actual allocations as of the fiscal years ended and target allocation for plan assets are as follows:

Asset Class	2004	2003	Target Asset Allocation
Large Cap Equities	63.8%	64.6%	55.0%
Mid Cap Equities	0.0%	0.0%	5.0%
Small Cap Equities	0.0%	0.0%	5.0%
Aetna General Account	0.0%	0.0%	5.0%
Fixed Income	29.9%	33.1%	30.0%
Cash	6.3%	2.3%	0.0%

Total	100.0%	100.0%	100.0%

Expected payments for the pension benefits are as follows:

	Pension Benefits	Other Postretirement Benefits
Fiscal 2005	$690	$475
Fiscal 2006	$774	$512
Fiscal 2007	$815	$512
Fiscal 2008	$861	$512
Fiscal 2009	$1,047	$512
Fiscal 2010-2014	$7,048	$12,183

Expected Company contributions for fiscal year 2005 are $690.

Net amounts recognized as of the end of each fiscal year are as follows:

	2004	2003
Accrued benefit cost	$(9,337)	$(6,339)
Intangible asset	118	91
Accumulated other comprehensive income	4,390	2,689

	$(4,829)	$(3,559)

In fiscal year 1991, the Company adopted a non-qualified supplemental retirement plan for certain key employees. Benefits provided under the plan are equal to 60% of the employee’s final average earnings, less amounts provided by the Company’s defined benefit pension plan and amounts available through Social Security. Effective January 1, 1991 the Company adopted a deferred compensation savings plan for certain key employees.

Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. The Company contributes an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination or attainment of retirement age. Total benefit expense recorded under these plans for fiscal years 2004, 2003 and 2002 were $0, $71, and $377, respectively. Benefits payable related to these plans and included in other non-current liabilities in the accompanying financial statements were $4,246 and $4,326 at October 29, 2004 and October 31, 2003, respectively. In connection with this arrangement the Company is the beneficiary of life insurance policies on the lives of certain key employees. The aggregate cash surrender value of these policies, included in non-current assets, was $9,772 and $9,316 at October 29, 2004 and October 31, 2003, respectively.

The Company provides an incentive compensation plan for certain key executives, which is based upon the Company’s pretax income and return on shareholders’ equity. The payment of these amounts is generally deferred over a five-year period. The total amount payable related to this arrangement was $1,407 and $2,468 at October 29, 2004 and October 31, 2003, respectively. Future payments are approximately $696, $395, $165, $121 and $30 for fiscal years 2005 through 2008, respectively.

Postretirement health care benefits in the approximate amount of $310 and $320 are included in non-current liabilities at October 29, 2004 and October 31, 2003, respectively.

The Company’s 1999 Stock Incentive Plan (“the Plan”) was approved by the Board of Directors on January 11, 1999 and 275,000 options were granted on April 29, 1999. During fiscal year 2000, 25,000 options were canceled Under the Plan, the maximum aggregate number of shares which may be optioned and sold is 900,000 shares of common stock, subject to adjustment upon changes in capitalization or merger. Generally, options granted under the plan vest in annual installments over four years following the date of grant (as determined by the Board of Directors) subject to the optionee’s continuous service. Options expire ten years from the date of grant with the exception of an incentive stock option granted to an optionee who owns stock representing more than 10% of the voting power of all classes of stock of the Company, in which case the term of the option is five years. Options generally terminate three months after termination of employment or one year after termination due to permanent disability or death. Options are generally granted at a fair market value determined by the Board of Directors subject to the following:

a.)	With respect to options granted to an employee or service provider who, at the time of grant owns stock representing more than 10% of the voting power of all classes of stock of the Company; the per share exercise price shall be no less than 110% of the fair market value on the date of grant.

b.)	With respect to options granted to an employee or service provider other than described in the preceding paragraph, the exercise price shall be no less than 100% for incentive stock options and 85% for non-statutory stock options of the fair market value on the date of grant.

No options have been granted, exercised, canceled or forfeited for the last three fiscal years.

As of October 29, 2004, 250,000 options were outstanding at an exercise price of $10.00 per share.

NOTE 4- Income Taxes:

The provision for taxes on income includes the following:

	2004	2003	2002
Current:
Federal	$1,174	$(1,137)	$1,073
State	99	(92)	145

	1,273	(1,229)	1,218

Deferred:
Federal	(1,358)	1,930	(398)
State	100	40	313

	(1,258)	1,970	(85)

	$15	$741	$1,133

The total tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	2004	2003	2002
Provision for federal income taxes at the applicable statutory rate	$13	$663	$772
Increase in provision resulting from state income taxes, net of federal income tax benefit	1	52	60
Effect of change in state statutory rate	—	—	270
Other, net	1	26	31

	$15	$741	$1,133

Deferred income taxes result from differences in the bases of assets and liabilities for tax and accounting purposes.

		2004	2003
Receivables allowance		$425	$543
Inventory capitalization		359	388
Incentive compensation		263	436
Franchise tax		2	(7)
Employee benefits		1,401	929
Other		(121)	(53)

Current tax assets, net		$2,329	$2,236

Incentive compensation		$270	$477
Pension and health care benefits		4,798	3,683
Depreciation		(1,193)	(1,429)
Asset impairment reserve		21	—

Non-current tax assets, net		$3,896	$2,731

No valuation allowance was provided against deferred tax assets in the accompanying statements.

NOTE 5- Line of Credit:

Under the terms of a revolving line of credit with Bank of America, the Company may borrow up to $2,000 through April 30, 2006. The interest rate is at the bank’s reference rate unless the Company elects an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require the Company to maintain certain levels of shareholders’ equity and working capital. The Company was in compliance with all provisions of the agreement during the year. There were no borrowings under this line of credit during the year.

NOTE 6- Contingencies and Commitments:

The Company leases certain transportation and computer equipment under operating leases expiring in 2006. The terms of the transportation lease provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. Minimum rental payments were

$379 in fiscal year 2004, $400 in fiscal year 2003, and $358 in fiscal year 2002. Contingent payments were $153 in fiscal year 2004, $168 in fiscal year 2003, and $130 in fiscal year 2002. Future minimum lease payments are approximately $304 in the years 2005 and $28 in 2006.

NOTE 7- Segment Information:

The Company has two reportable operating segments, Frozen Food Products (the processing and distribution of frozen products), and Refrigerated and Snack Food Products (the processing and distribution of refrigerated meat and other convenience foods). The Company implemented a new information system in fiscal 2004. Refinements to that system have been made as of fiscal year end 2004 that allow segment information to be provided to the chief operating decision maker. Therefore, this information is presented for the fiscal year 2004. The prior periods have been reclassified to conform to the reportable segments presented.

The Company evaluates each segment’s performance based on revenues and operating income. Selling and general administrative expense includes corporate accounting, information systems, human resource management and marketing, which are managed at the corporate level. These activities are allocated to each operating segment based on revenues and/or actual usage.

The following segment information is for the years ended October 29, 2004, October 31, 2003, and November 1, 2002:

2004	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$44,240	$93,625	$—	$—	$137,865
Intersegment sales	—	3,943	—	(3,943)	—

Net sales	44,240	97,568	—	(3,943)	137,865

Cost of products sold, excluding depreciation	25,644	68,605	—	(3,943)	90,306
Selling, general and administrative expenses	13,541	30,187	—	—	43,728
Gain on sale of equity securities	—	(553)	—	—	(553)
Depreciation	1,967	2,378	—	—	4,345

	41,152	100,617	—	(3,943)	137,826

Income before taxes	3,088	(3,049)	—	—	39
Provision for taxes on income	1,173	(1,158)	—	—	15

Net income (loss)	$1,915	$(1,891)	$—	$—	$24

Total assets	$12,943	$36,433	$25,566	$—	$74,942
Additions to property, plant and equipment	$211	$3,149	$84	$—	$3,444

2003	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$45,765	$90,486	$—	$—	$136,251
Intersegment sales	—	4,815	—	(4,815)	—

Net sales	45,765	95,301	—	(4,815)	136,251

Cost of products sold, excluding depreciation	25,901	65,125	—	(4,815)	86,211
Selling, general and administrative expenses	13,606	30,170	—	—	43,776
Gain on sale of equity securities	—	—	—	—	—
Depreciation	1,995	2,318	—	—	4,313

	41,502	97,613	—	(4,815)	134,300

Income before taxes	4,263	(2,312)	—	—	1,951
Provision for taxes on income	1,620	(879)	—	—	741

Net income (loss)	$2,643	$(1,433)	$—	$—	$1,210

Total assets	$14,514	$32,599	$28,814	$—	$75,927
Additions to property, plant and equipment	$634	$2,351	$107	$—	$3,092

2002	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$49,138	$90,064	$—	$—	$139,202
Intersegment sales	—	3,944	—	(3,944)	—

Net sales	49,138	94,008	—	(3,944)	139,202

Cost of products sold, excluding depreciation	28,647	63,757	—	(3,944)	88,460
Selling, general and administrative expenses	13,826	30,437	—	—	44,263
Gain on sale of equity securities	—	—	—	—	—
Depreciation	1,950	2,258	—	—	4,208

	44,423	96,452	—	(3,944)	136,931

Income before taxes	4,715	(2,444)	—	—	2,271
Provision for taxes on income	2,353	(1,220)	—	—	1,133

Net income (loss)	$2,362	$(1,224)	$—	$—	$1,138

Total assets	$17,258	$30,301	$29,623	$—	$77,182
Additions to property, plant and equipment	$1,765	$1,894	$108	$—	$3,767

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

Bridgford Foods Corporation

Our audits of the consolidated financial statements referred to in our report dated January 27, 2005 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Orange County, California

January 27, 2005

BRIDGFORD FOODS CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Allowance for Doubtful Accounts
	Balance at Beginning of year	Changes in Provisions for Doubtful Accounts Receivable	Accounts Written Off Less Recoveries	Balance at Close of Period
Year ended November 1, 2002	$779	$3,750	$1,110	$3,419
Year ended October 31, 2003	$3,419	$915	$2,905	$1,429
Year ended October 29, 2004	$1,429	$(246)	$65	$1,118

	Promotional Allowances
	Balance at Beginning of year	Allowance for Accruals	Promotions Incurred	Balance at Close of Period
Year ended November 1, 2002	$385	$5,935	$5,134	$1,186
Year ended October 31, 2003	$1,186	$6,136	$5,475	$1,847
Year ended October 29, 2004	$1,847	$6,140	$5,619	$2,368