Form 10-Q
period 2005-01-21
BRIDGFORD FOODS CORP
filed 2005-03-07
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 21, 2005

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

As of March 7, 2005 the registrant had 9,998,000 shares of common stock outstanding.

(end of cover page)

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

		Page
Part I. Financial Information

Item 1.	Financial Statements

	a. Consolidated Condensed Balance Sheets at January 21, 2005 (unaudited) and October 29, 2004	3

	b. Consolidated Condensed Statements of Operations for the twelve weeks ended January 21, 2005 and January 23, 2004 (unaudited)	4

	c. Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the twelve weeks ended January 21, 2005 and January 23, 2004 (unaudited)	4

	d. Consolidated Condensed Statements of Cash Flows for the twelve weeks ended January 21, 2005 and January 23, 2004 (unaudited)	5

	e. Notes to Consolidated Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	11

Part II. Other Information

Item 6.	Exhibit and Reports on Form 8-K	13

Signatures		14

Items 1-5 of Part II. have been omitted because they are not applicable with respect to the current reporting period.

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	January 21 2005	October 29 2004
	(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$10,494	$7,972
Accounts receivable, less allowance for doubtful accounts of $1,015 and $1,118, respectively and promotional allowances of $2,431 and $2,368, respectively	9,920	11,173
Inventories (Note 2)	19,432	22,478
Prepaid expenses and other current assets	2,992	2,778

Total current assets	42,838	44,401

Property, plant and equipment, less accumulated depreciation of $48,153 and $47,120	16,068	16,755

Other non-current assets	13,492	13,786

	$72,398	$74,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$3,937	$3,737
Accrued payroll, advertising and other expenses	6,622	8,015
Income taxes payable	—	913

Total current liabilities	10,559	12,665

Non-current liabilities	12,782	13,613

Contingencies and commitments (Note 6)

Shareholders’ equity:
Preferred stock, without par value Authorized - 1,000 shares Issued and outstanding - none	—	—

Common stock, $1.00 par value Authorized - 20,000 shares Issued and outstanding - 9,999 and 10,002 shares	10,056	10,059
Capital in excess of par value	14,488	14,506
Retained earnings	26,636	26,832
Accumulated other comprehensive loss	(2,123)	(2,733)

	49,057	48,664

	$72,398	$74,942

See accompanying notes to consolidated condensed financial statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	(in thousands, except per share amounts)
	12 weeks ended	12 weeks ended
	January 21 2005	January 23 2004
Net sales	$33,591	$35,322

Cost of products sold, excluding depreciation	22,571	23,866

Selling, general and administrative expenses	10,308	10,664
Depreciation	1,028	1,014

	33,907	35,544

Loss before taxes	(316)	(222)

Income tax benefit	(120)	(84)

Net loss	$(196)	$(138)

Basic loss per share	$(.02)	$(.01)

Basic shares computed	10,000	10,265

Diluted loss per share	$(.02)	$(.01)

Diluted shares computed	10,000	10,265

Cash dividends paid per share	$.00	$.03

Item 1. c.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

					Accumulated other comprehensive income (loss)
			Capital in excess of par
	Common Stock			Retained earnings
	Shares	Amount				Total
October 31, 2003	10,276	$10,333	$16,340	$27,321	$(1,661)	$52,333
Shares repurchased	(21)	(21)	(152)			(173)
Cash dividends ($.03 per share)				(308)		(308)
Net loss				(138)		(138)

Comprehensive loss						(138)

January 23, 2004	10,255	$10,312	$16,188	$26,875	$(1,661)	$51,714

October 29, 2004	10,002	$10,059	$14,506	$26,832	$(2,733)	$48,664
Shares repurchased	(3)	(3)	(18)			(21)
Cash dividends ($.00 per share)						—
Net loss				(196)		(196)
Other comprehensive income (loss):
Unrealized gain on investment					—	—
Minimum pension liability					610	610

Comprehensive income						414

January 21, 2005	9,999	$10,056	$14,488	$26,636	$(2,123)	$49,057

See accompanying notes to consolidated condensed financial statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	12 weeks ended January 21 2005	12 weeks ended January 23 2004
	(in thousands)	(in thousands)
Cash flows from operating activities:

Net loss	$(196)	$(138)

Income charges not affecting cash:
Depreciation	1,028	1,014
Provision for losses on accounts receivable	(117)	0
Effect on cash of changes in assets and liabilities:
Accounts receivable, net	1,370	1,286
Inventories	3,046	2,211
Prepaid expenses and other current assets	(214)	94
Other non-current assets	(97)	149
Accounts payable	200	(1,289)
Accrued payroll, advertising and other expenses	(1,393)	318
Income taxes payable	(913)	0
Non-current liabilities	170	(272)

Net cash provided by operating activities	2,884	3,373

Cash used in investing activities:
Additions to property, plant and equipment	(341)	(1,021)

Cash used in financing activities:
Shares repurchased	(21)	(173)
Cash dividends paid	0	(308)

Net cash used in financing activities	(21)	(481)

Net increase in cash and cash equivalents	2,522	1,871

Cash and cash equivalents at beginning of period	7,972	12,196

Cash and cash equivalents at end of period	$10,494	$14,067

Cash paid for income taxes	$684	$0

See accompanying notes to consolidated condensed financial statements.

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share amounts)

Note 1 - The Company and Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the “Company) for the twelve weeks ended January 21, 2005 and January 23, 2004 have been prepared in conformity with the accounting principles described in the Company’s 2004 Annual Report to Shareholders (the “Annual Report”) and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Annual Report.

Note 2 - Inventories:

Inventories are comprised as follows at the respective periods:

	(in thousands)	(in thousands)
	January 21 2005	October 29 2004
Meat, ingredients and supplies	$7,559	$7,232
Work in progress	906	1,902
Finished goods	10,967	13,344

	$19,432	$22,478

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. The Statement requires abnormal amounts of inventory costs related to amounts of idle freight, handling costs and spoilage be recognized as current period expenses. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS No. 151 will not have a material impact on its consolidated financial statements.

Note 3 - Basic and diluted earnings per share:

The Company had employee stock options outstanding totaling 250,000 during the twelve week periods ended January 21, 2005 and January 23, 2004. The effect of the employee stock options outstanding for the twelve weeks ended January 21, 2005 and January 23, 2004 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be anti-dilutive.

Note 4 - Retirement and Other Benefit Plans:

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

Net pension cost consisted of the following:

(in thousands)
12 weeks ended
January 21 2005
Service cost	$387
Interest cost	425
Expected return on plan assets	(323)
Amortization of unrecognized (gain) loss	0
Amortization of transition asset (15.2 years)	99
Amortization of unrecognized prior service costs	9

Net pension cost	$597

The Company intends to contribute $991 to the plan during July of 2005.

Prior to the first quarter of fiscal 2005, measurement data was only provided on an annual basis. As a result, plan data is not presented for the first quarter of fiscal 2004.

Note 5 - Stock-Based Compensation:

The Company has adopted Statement of Accounting Standards (“SFAS”) No. 123 ‘“Accounting for Stock- Based Compensation” which allows the Company to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock ‘Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options generally granted at fair market value based upon the closing price on the date ‘immediately preceding the grant date. On December 31, 2002 the FASB issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. Accordingly, if compensation expense for the Company’s stock options had been recognized, based upon the fair value of awards granted, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	(in thousands, except per share amounts)
	12 weeks ended	12 weeks ended
	January 21 2005	January 23 2004
Net loss, as reported	$(196)	$(138)
Proforma adjustment	0	(0)

Proforma net loss	$(196)	$(138)

Net loss per share:
Basic - as reported	$(0.02)	$(0.01)

Basic - proforma	$(0.02)	$(0.01)

Diluted loss per share:
Diluted - as reported	$(0.02)	$(0.01)

Diluted - proforma	$(0.02)	$(0.01)

Weighted average shares
shares outstanding:
Basic	10,000	10,265

Diluted	10,000	10,265

The pro forma amounts were estimated using the Black-Scholes option-pricing model. No options were granted during the first twelve weeks of the fiscal year ending October 28, 2005 and during the first twelve weeks of the fiscal year ending October 29, 2004.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”. The Statement requires public companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. The Statement also clarifies and expands Statement No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The Statement is effective as of the beginning of the first interim or annual reporting beginning after June 15, 2005. The Company believes this Statement will not have a material impact on the Company’s financial condition and results of operations.

Note 6 - Contingencies and Commitments:

The Company leases certain transportation and computer equipment under operating leases expiring in 2006. The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. No changes have been made to these contracts during the first twelve weeks of fiscal 2005.

Note 7 - Segment Information:

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

The following segment information is for the twelve-week periods ended January 21, 2005 and January 23, 2004:

January 21, 2005	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$11,014	$22,577	$—	$—	$33,591
Intersegment sales	—	501	—	501	—

Net sales	11,014	23,078	—	501	33,591

Cost of products sold, excluding depreciation	6,373	16,699	—	501	22,571
Selling, general and administrative expenses	3,034	7,274	—	—	10,308
Gain on sale of equity securities	—	—	—	—	—
Depreciation	399	527	102	—	1,028

	9,806	24,500	102	501	33,907

Income (loss) before taxes	1,208	(1,422)	(102)	—	(316)
Provision (benefit) for taxes on income	447	(567)	—	—	(120)

Net income (loss)	$761	$(855)	$(102)	$—	$(196)

Total assets	$11,551	$32,920	$27,927	$—	$72,398
Additions to property, plant and equipment	$101	$186	$54	$—	$341

January 23, 2004	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$10,865	$24,457	$—	$—	$35,322
Intersegment sales	—	755	—	755	—

Net sales	10,865	25,212	—	755	35,322

Cost of products sold, excluding depreciation	6,449	18,172	—	755	23,866
Selling, general and administrative expenses	3,148	7,516	—	—	10,664
Gain on sale of equity securities	—	—	—	—	—
Depreciation	420	489	105	—	1,014

	10,017	26,177	105	755	35,544

Income (loss) before taxes	848	(965)	(105)	—	(222)
Provision (benefit) for taxes on income	308	(392)	—	—	(84)

Net income (loss)	$540	$(573)	$(105)	$—	$(138)

Total assets	$13,137	$29,859	$31,069	$—	$74,065
Additions to property, plant and equipment	$814	$—	$207	$—	$1,021

Item 2.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In addition, the Company may from time to time make oral forward-looking statements. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q and in Bridgford Foods’ Annual Report on Form 10-K for the fiscal year ended October 29, 2004. Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have historically been immaterial although losses in fiscal year 2002 were significant. In fiscal year 2002, the provision for losses on accounts receivable was increased by $3,750,000 due to the bankruptcy of a significant customer and collectibility issues related to other significant accounts. The provision for losses on accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically collectible, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. Wal-Mart® comprised 13.8% of revenues and 18.0% of accounts receivable in the first quarter of fiscal year 2005.

Revenues are recognized upon passage of title to the customer upon product pick-up, shipment or delivery to customers as determined by applicable contracts. Products are delivered to customers through the Company’s own fleet or through a Company-owned direct store delivery system.

The Company’s operating results are heavily dependent upon the prices paid for raw materials. The marketing of the Company’s value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets.

Results of Operations for the Twelve Weeks ended January 21, 2005 and Twelve Weeks ended January 23, 2004.

Net Sales

Net sales decreased by $1,731,000 (4.9%) to $33,591,000 in the first twelve weeks of the 2005 fiscal year compared to the same twelve-week period last year. The primary reason for the decrease was lower unit sales volume between comparative quarters. Higher unit selling prices partially offset lower unit sales. Average unit selling prices were approximately 5.4% higher than the comparative period in the prior year.

Compared to the prior sixteen-week period (not shown), average weekly sales increased $159,000 (6.0%). The increase relates to higher unit sales volume in the twelve-week period ended January 21, 2005. Average unit selling prices were also slightly higher than in the prior sixteen-week period.

Cost of Products Sold

Cost of products sold decreased by $1,295,000 (5.4%) to $22,571,000 in the first twelve weeks of the 2005 fiscal year compared to the same twelve-week period in 2004. The gross margin increased slightly on a comparative basis due primarily to higher unit selling prices offsetting higher commodity costs and lower facility utilization as compared to the comparative period. Flour commodity costs remained essentially flat when evaluated against the comparison period while pork commodities continued to rise.

Compared to the prior sixteen-week period (not shown), the average weekly cost of products sold increased $167,000 (9.7%) for the first twelve weeks of fiscal year 2005. This increase is consistent with increased sales volume, higher commodity cost trends and lower facility utilization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $356,000 (3.3%) to $10,308,000 in the first twelve weeks of 2005 compared to the same twelve-week period last year. The rate of decline in this category did not correspond to the sales decrease. Costs related to fuel, pension benefits and advertising programs rose at a higher rate as a percentage of sales than the prior year causing the increase. Favorable trends in bad debt expenses, health care expenses and professional fees partially offset these increases.

Compared to the prior sixteen-week period (not shown), average weekly selling, general and administrative expenses increased by $81,000 (10.4%). The increase in selling, general and administrative expenses as a percentage of sales primarily relates increased costs related to employee benefit expenses compared to the prior sixteen-week period. Favorable year-end adjustments in the sixteen-week comparison period related to the allowance for doubtful accounts and a favorable workers’ compensation settlement in the amount of $186,000 also affected the comparison.

Depreciation Expense and Income Taxes

Depreciation expense increased by $14,000 (1.4%) to $1,028,000 in the first twelve weeks of the 2005 fiscal year compared to the same twelve-week period in 2004. The changes in depreciation expense were insignificant to the results of the quarter.

Compared to the prior sixteen-week period (not shown), average weekly depreciation expense increased $3,000 (4.3%) for the first twelve weeks of fiscal 2005 due to the completion of construction in progress in the current fiscal year.

The effective income tax rate was 38.0% in the first twelve weeks of fiscal 2005, consistent with the prior fiscal year and the prior sixteen-week period.

Liquidity and Capital Resources

Net cash from operating activities was $2,884,000 for the first twelve weeks of the 2005 fiscal year. The operating loss of $196,000 was offset principally by reductions in inventory, account receivable and an increase in accounts payable. The substantial reduction in inventory in the first twelve weeks is consistent with normal seasonal trends and a planned reduction in field inventories. The Company utilized cash flow for additions to property, plant and equipment and share repurchases. The net effect of these events resulted in a cash and cash equivalents increase of $2,522,000 (31.6%) to $10,494,000. The additions to property, plant and equipment reflect the Company’s continued investment in processing, transportation and information technology equipment.

No cash dividends were paid during the first twelve weeks of the 2005 fiscal year as the Board of Directors suspended the quarterly cash dividend at its May 2004 meeting in recognition of lower profitability levels in recent quarters as compared to the prior year dividend of $308,000 ($0.03 per share). The Company also repurchased 2,345 shares of its common stock for $21,000 during the first twelve weeks of 2005. The average price per share of such repurchased shares was $8.96.

The Company remained free of interest bearing debt during the first twelve weeks of 2005. The Company’s revolving line of credit with Bank of America expires April 30, 2006 and provides for borrowings up to $2,000,000. The Company has not borrowed under this line for more than eighteen consecutive years.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its near term operating needs and capital expenditures.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not have significant foreign currency exposure at January 21, 2005. The Company’s financial instruments generally consist of cash and cash equivalents and life insurance policies at January 21, 2005. The Company also has an investment in shares of stock as a result of the bankruptcy of a significant customer. Unrealized gains and losses from this investment are recorded as “other comprehensive income (loss)” in the accompanying statements. Realized gains and losses upon the sale of this investment are recognized in the consolidated condensed statements of operations. The carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not delivered. No significant contracts remained unfulfilled at January 21, 2005.

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

The Company’s management, including the Company’s Chairman and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during quarter ended January 21, 2005, and have concluded that there was no change in such reporting period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Section 404 Sarbanes-Oxley Act of 2002

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will be effective for the Company’s fiscal year ending November 3, 2006. In order to comply with the act, the Company is beginning a comprehensive effort, which includes the documentation and testing of its internal controls. As a result, the Company expects to incur substantial additional expenses and diversion of management’s time. During the course of these activities, the Company may identify certain internal control issues which management believes should be improved. These improvements, if necessary, will likely include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in the Company’s internal controls as defined by the Public Company Accounting Oversight Board, no assurances can be given regarding the outcome of these efforts. Additionally, control weaknesses may not be identified in a timely enough manner to allow remediation prior to the issuance of the auditor’s report on internal controls over financial reporting. Any failure to adequately comply could result in sanctions or investigations by regulatory authorities, which could harm the Company’s business or investors’ confidence in the Company.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

	By:	/s/ Raymond F. Lancy
March 7, 2005		Raymond F. Lancy
Date		Principal Financial Officer