Form 10-Q
period 2005-04-15
BRIDGFORD FOODS CORP
filed 2005-05-23
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 15, 2005

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

Yes  ☐    No  ☒

As of May 23, 2005 the registrant had 9,998,000 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

		Page
Part I. Financial Information

Item 1.	Financial Statements

	a. Consolidated Condensed Balance Sheets at April 15, 2005 (unaudited) and October 29, 2004	3

	b. Consolidated Condensed Statements of Operations for the twelve and twenty-four and weeks ended April 15, 2005 and April 16, 2004 (unaudited)	4

	c. Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the twenty-four weeks ended April 15, 2005 and April 16, 2004 (unaudited)	4

	d. Consolidated Condensed Statements of Cash Flows for the twenty-four weeks ended April 15, 2005 and April 16, 2004 (unaudited)	5

	e. Notes to Consolidated Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Evaluation of Disclosure Controls and Procedures	14

Part II. Other Information

Item 4.	Submission of Matters to Vote of Security Holders	16

Item 6.	Exhibits	16

Signatures		17

Items 1-3 and 5 of Part II. have been omitted because they are not applicable with respect to the current reporting period.

Part I. Financial Information

Item 1.	a.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	April 15 2005	October 29 2004
	(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$12,768	$7,972
Accounts receivable, less allowance for doubtful accounts of $933 and $1,118, respectively, and promotional allowances of $1,828 and $2,368, respectively	8,241	11,173
Inventories (Note 2)	17,892	22,478
Prepaid expenses and other current assets	3,606	2,778

Total current assets	42,507	44,401
Property, plant and equipment, less accumulated depreciation of $49,186 and $47,120	15,393	16,755
Other non-current assets	13,650	13,786

	$71,550	$74,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$2,338	$3,737
Accrued payroll, advertising and other expenses	7,278	8,015
Income taxes payable	—	913

Total current liabilities	9,616	12,665

Non-current liabilities	13,689	13,613

Commitments (Note 6)

Shareholders’ equity:
Preferred stock, without par value Authorized - 1,000 shares Issued and outstanding - none	—	—

Common stock, $1.00 par value Authorized - 20,000 shares Issued and outstanding - 9,998 and 10,002 shares	10,055	10,059
Capital in excess of par value	14,478	14,506
Retained earnings	25,986	26,832
Accumulated other comprehensive loss	(2,274)	(2,733)

	48,245	48,664

	$71,550	$74,942

See accompanying notes to consolidated condensed financial statements.

Item 1.	b.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
	12 weeks ended April 15 2005	12 weeks ended April 16 2004	24 weeks ended April 15 2005	24 weeks ended April 16 2004
Net sales	$27,714	$30,541	$61,305	$65,863

Cost of products sold, excluding depreciation	17,860	19,359	40,431	43,225
Selling, general and administrative expenses	9,874	10,512	20,182	21,176
Depreciation	1,029	1,006	2,057	2,020

	28,763	30,877	62,670	66,421

Loss before taxes	(1,049)	(336)	(1,365)	(558)
Income tax benefit	(399)	(127)	(519)	(212)

Net loss	($650)	($209)	($846)	($346)

Basic and diluted loss per share	($.07)	($.02)	($.08)	($.03)

Basic and diluted shares computed	9,998	10,247	9,999	10,256

Cash dividends paid per share	$.00	$.02	$.00	$.05

Item 1.	c.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Common Stock		Capital in excess of par	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
October 31, 2003	10,276	$10,333	$16,340	$27,321	($1,661)	$52,333
Shares repurchased	(32)	(32)	(231)			(263)
Cash dividends ($.05 per share)				(513)		(513)
Net loss				(346)		(346)

Comprehensive loss						(346)

April 16, 2004	10,244	$10,301	$16,109	$26,462	($1,661)	$51,211

October 29, 2004	10,002	$10,059	$14,506	$26,832	($2,733)	$48,664
Shares repurchased	(4)	(4)	(28)			(32)
Cash dividends ($.00 per share)						—
Net loss				(846)		(846)
Other comprehensive income (loss):
Unrealized income on investment					54	54
Minimum pension liability					405	405

Comprehensive loss						(387)

April 15, 2005	9,998	$10,055	$14,478	$25,986	($2,274)	$48,245

See accompanying notes to consolidated condensed financial statements.

Item 1.	d.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	24 weeks ended April 15 2005	24 weeks ended April 16 2004
	(in thousands)	(in thousands)
Cash flows from operating activities:

Net loss	($846)	($346)

Income charges not affecting cash:
Depreciation	2,057	2,020
Recovery on losses on accounts receivable	(192)	117
Effect on cash of changes in assets and liabilities:
Accounts receivable, net	3,124	2,490
Inventories	4,586	85
Prepaid expenses and other current assets	(774)	(57)
Other non-current assets	(131)	149
Accounts payable	(1,399)	(311)
Accrued payroll, advertising and other expenses	(737)	751
Income taxes payable	(913)	0
Non-current liabilities	748	146

Net cash provided by operating activities	5,523	5,044

Cash used in investing activities:
Additions to property, plant and equipment	(695)	(1,882)

Cash used in financing activities:
Shares repurchased	(32)	(263)
Cash dividends paid	0	(513)

Net cash used in financing activities	(32)	(776)

Net increase in cash and cash equivalents	4,796	2,386
Cash and cash equivalents at beginning of period	7,972	12,196

Cash and cash equivalents at end of period	$12,768	$14,582

Cash paid for income taxes	$684	$0

See accompanying notes to consolidated condensed financial statements.

Item 1.	e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share amounts)

Note 1 - The Company and Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the “Company) for the twelve and twenty-four weeks ended April 15, 2005 and April 16, 2004 have been prepared in conformity with the accounting principles described in the Company’s 2004 Annual Report to Shareholders (the “Annual Report”) and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Annual Report.

Note 2 - Inventories:

Inventories are comprised as follows at the respective periods:

	(in thousands) April 15 2005	(in thousands) October 29 2004
Meat, ingredients and supplies	$6,888	$7,232
Work in progress	1,659	1,902
Finished goods	9,345	13,344

	$17,892	$22,478

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

Note 3 - Basic and diluted earnings per share:

The Company had 250,000 employee stock options outstanding during the twenty-four week periods ended April 15, 2005 and April 16, 2004. The effect of the employee stock options outstanding for the twenty-four weeks ended April 15, 2005 and April 16, 2004 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be anti-dilutive.

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

Net pension cost consisted of the following:

(in thousands) 24 weeks ended
April 15 2005
Service cost	$784
Interest cost	861
Expected return on plan assets	(655)
Amortization of unrecognized (gain) loss	0
Amortization of transition asset (15.2 years)	200
Amortization of unrecognized prior service costs	19

Net pension cost	$1,209

The Company intends to contribute $991 to the plan during July of 2005.

Prior to the first quarter of fiscal 2005, measurement data was only provided on an annual basis. As a result, plan data is not presented for the second quarter of fiscal 2004.

Note 5 - Stock-Based Compensation:

The Company has adopted Statement of Accounting Standards (“SFAS”) No. 123 ‘“Accounting for Stock-Based Compensation” which allows the Company to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock ‘Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options generally granted at fair market value based upon the closing price on the date ‘immediately preceding the grant date. On December 31, 2002 the FASB issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. Accordingly, if compensation expense for the Company’s stock options had been recognized, based upon the fair value of awards granted, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	(in thousands, except per share amounts)
	12 weeks ended April 15 2005	12 weeks ended April 16 2004
Net loss, as reported	($650)	($209)
Proforma adjustment	0	(1)

Proforma net loss	($650)	($210)

Net loss per share:
Basic - as reported	($0.07)	($0.02)

Basic - proforma	($0.07)	($0.02)

Diluted loss per share:
Diluted - as reported	($0.07)	($0.02)

Diluted - proforma	($0.07)	($0.02)

Weighted average shares outstanding:
Basic	9,998	10,247

Diluted	9,998	10,247

Note 5 - Stock-Based Compensation Continued:

	(in thousands, except per share amounts)
	24 weeks ended April 15 2005	24 weeks ended April 16 2004
Net loss, as reported	($846)	($346)
Proforma adjustment	0	0

Proforma net loss	($846)	($346)

Net loss per share:
Basic - as reported	($0.08)	($0.03)

Basic - proforma	($0.08)	($0.03)

Diluted loss per share:
Diluted - as reported	($0.08)	($0.03)

Diluted - proforma	($0.08)	($0.03)

Weighted average shares outstanding:
Basic	9,999	10,256

Diluted	9,999	10,256

The pro forma amounts were estimated using the Black-Scholes option-pricing model. No options were granted during the first twenty-four weeks of the fiscal year ended October 28, 2005 and during the first twenty-four weeks of the fiscal year ended October 29, 2004.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”. The Statement requires public companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. The Statement also clarifies and expands Statement No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The Statement is effective as of the beginning of the next fiscal year. The Company believes this Statement will not have a material impact on the Company’s financial condition or results of operations.

Note 6 - Commitments:

The Company leases certain transportation and computer equipment under operating leases expiring in 2006. The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. No material changes have been made to these contracts during the first twenty-four weeks of fiscal 2005.

Note 7 - Segment Information:

The Company has two reportable operating segments, Frozen Food Products (the processing and distribution of frozen products) and Refrigerated and Snack Food Products (the processing and distribution of refrigerated meat and other convenience foods).

The Company evaluates each segment’s performance based on revenues and operating income. Selling and general administrative expense includes corporate accounting, information systems, human resource management and marketing, which are managed at the corporate level. These activities are allocated to each operating segment based on revenues and/or actual usage.

The following segment information is for the twelve and twenty-four week periods ended April 15, 2005 and April 16, 2004.

	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Twelve Weeks Ended April 15, 2005
Sales	$10,331	$17,383	$—	$—	$27,714
Intersegment sales	—	884	—	884	—

Net sales	10,331	18,267	—	884	27,714

Cost of products sold, excluding depreciation	5,707	13,037	—	884	17,860
Selling, general and administrative expenses	2,954	6,920	—	—	9,874
Depreciation	395	531	103	—	1,029

	9,056	20,488	103	884	28,763

Income (loss) before taxes	1,275	(2,221)	(103)	—	(1,049)
Provision (benefit) for taxes on income	471	(870)	—	—	(399)

Net income (loss)	$804	$(1,351)	$(103)	$—	$(650)

Total assets	$11,981	$28,697	$30,872	$—	$71,550
Additions to property, plant and equipment	$38	$292	$24	$—	$354

	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Twelve Weeks Ended April 16, 2004
Sales	$10,657	$19,884	$—	$—	$30,541
Intersegment sales	—	1,215	—	1,215	—

Net sales	10,657	21,099	—	1,215	30,541

Cost of products sold, excluding depreciation	5,878	14,696	—	1,215	19,359
Selling, general and administrative expenses	3,334	7,178	—	—	10,512
Depreciation	420	488	98	—	1,006

	9,632	22,362	98	1,215	30,877

Income (loss) before taxes	1,025	(1,263)	(98)	—	(336)
Provision (benefit) for taxes on income	379	(506)	—	—	(127)

Net income (loss)	$646	$(757)	$(98)	$—	$(209)

Total assets	$13,719	$30,127	$31,545	$—	$75,391
Additions to property, plant and equipment	$14	$767	$80	$—	$861

Note 7 - Segment Information Continued:

	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Twenty-Four Weeks Ended April 15, 2005
Sales	$21,345	$39,960	$—	$—	$61,305
Intersegment sales	—	1,385	—	1,385	—

Net sales	21,345	41,345	—	1,385	61,305

Cost of products sold, excluding depreciation	12,080	29,736	—	1,385	40,431
Selling, general and administrative expenses	5,988	14,194	—	—	20,182
Depreciation	794	1,058	205	—	2,057

	18,862	44,988	205	1,385	62,670

Income (loss) before taxes	2,483	(3,643)	(205)	—	(1,365)
Provision (benefit) for taxes on income	918	(1,437)	—	—	(519)

Net income (loss)	$1,565	$(2,206)	$(205)	$—	$(846)

Total assets	$11,981	$28,697	$30,872	$—	$71,550
Additions to property, plant and equipment	$139	$478	$78	$—	$695

	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Twenty-Four Weeks Ended April 16, 2004
Sales	$21,522	$44,341	$—	$—	$65,863
Intersegment sales	—	1,970	—	1,970	—

Net sales	21,522	46,311	—	1,970	65,863

Cost of products sold, excluding depreciation	12,327	32,868	—	1,970	43,225
Selling, general and administrative expenses	6,482	14,694	—	—	21,176
Depreciation	840	977	203	—	2,020

	19,649	48,539	203	1,970	66,421

Income (loss) before taxes	1,873	(2,228)	(203)	—	(558)
Provision (benefit) for taxes on income	686	(898)	—	—	(212)

Net income (loss)	$1,187	$(1,330)	$(203)	$—	$(346)

Total assets	$13,719	$30,127	$31,545	$—	$75,391
Additions to property, plant and equipment	$14	$1,581	$287	$—	$1,882

Item 2.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In addition, the Company may from time to time make oral forward-looking statements. Words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “contribute” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q and in Bridgford Foods’ Annual Report on Form 10-K for the fiscal year ended October 29, 2004. Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The Company expressly disclaims any intent or obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have historically been immaterial although losses in fiscal year 2002 were significant. In fiscal year 2002, the provision for losses on accounts receivable was increased by $3,750,000 due to the bankruptcy of a significant customer and collectibility issues related to other significant accounts. The provision for losses on accounts receivable is based on historical trends and collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically collectible, could be subject to material risk should any of these customer’s operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. Wal-Mart® comprised 14.0% of revenues for the twenty-four weeks ended April 15, 2005 and 16.9% of accounts receivable in the second quarter of fiscal year 2005.

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

Results of Operations for the Twelve Weeks ended April 15, 2005 and April 16, 2004.

Net Sales

Net sales decreased by $2,827,000 (9.3%) to $27,714,000 in the second twelve weeks of the 2005 fiscal year compared to the same twelve-week period last year. The primary reason for the decrease was lower unit sales volume between comparative quarters. Average unit volume was approximately 8.8% lower than the comparative period in the prior year. Unit volumes declined primarily as a result of increased competition, the elimination of several unprofitable items and several significant customers temporarily discontinuing deliveries to their stores. Deliveries have since resumed at these customers. Average unit selling prices remained consistent between comparative quarters.

Compared to the prior twelve-week period ended January 21, 2005 (not shown), sales decreased $5,877,000 (17.5%). The decrease relates to lower unit sales volume in the twelve-week period ended April 15, 2005. Average unit selling prices declined compared to the prior twelve-week period.

Cost of Products Sold

Cost of products sold decreased by $1,499,000 (7.7%) to $17,860,000 in the second twelve weeks of the 2005 fiscal year compared to the same twelve-week period in 2004. The gross margin decreased slightly on a comparative basis due primarily to higher meat commodity costs and lower facility utilization as compared to the comparative period. Flour commodity costs remained essentially flat when evaluated against the comparison period while pork commodities continued to rise.

Compared to the prior twelve-week period (not shown), the cost of products sold decreased $4,711,000 (20.9%). This decrease is primarily a result of lower sales volume. The gross margin improved in the second twelve weeks primarily as a result of improved yields achieved on several high volume products and a more favorable product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $638,000 (6.1%) to $9,874,000 in the second twelve weeks of 2005 compared to the same twelve-week period last year. The rate of decline in this category did not directly correspond to the sales decrease. Comparative costs related to fuel and pension benefits increased despite the sales decrease. The decline in salaries and wages did not correspond with the sales decline which also caused the increase in this category as a percentage of sales. Favorable trends in bad debt expenses, health care expenses, workers’ compensation and professional fees partially offset these increases.

Compared to the prior twelve-week period (not shown), selling, general and administrative expenses decreased by $434,000 (4.2%). The decrease in sales, selling, general and administrative expenses did not directly correspond to the sales decrease due to the impact of fixed costs being incurred at lower sales levels and higher costs for health care benefits and fuel when comparing periods.

Depreciation Expense and Income Taxes

Depreciation expense increased by $23,000 (2.3%) to $1,029,000 in the second twelve weeks of the 2005 fiscal year compared to the same twelve-week period in 2004 and was insignificant to the results of the quarter.

Compared to the prior twelve-week period (not shown), depreciation expense increased $1,000 (0.1%) and was insignificant to the results of the quarter.

The effective income tax rate was 38.0% in the second twelve weeks of fiscal 2005, consistent with the prior fiscal year and the prior twelve-week period.

Results of Operations for the Twenty-Four Weeks ended April 15, 2005 and April 16, 2004.

Net Sales

Net sales decreased by $4,558,000 (6.9%) to $61,305,000 in the first twenty-four weeks of the 2005 fiscal year compared to the same twenty-four-week period last year. The primary reason for the decrease was lower unit sales volume between comparative twenty-four week periods. Unit volumes declined primarily as a result of increased competition, the elimination of several unprofitable items and several significant customers temporarily discontinuing deliveries to their stores. Deliveries have since resumed at these customers. Higher unit selling prices partially offset lower unit sales. Average unit selling prices were approximately 2.8% higher than the comparative period in the prior year. Product promotions also increased slightly as a percentage of sales, contributing to the decline.

Cost of Products Sold

Cost of products sold decreased by $2,794,000 (6.5%) to $40,431,000 in the first twenty-four weeks of the 2005 fiscal year compared to the same twenty-four-week period in 2004. The gross margin decreased slightly on a comparative basis due primarily to higher commodity costs and lower facility utilization. Higher average unit selling prices partially offset these cost increases. Flour commodity costs remained essentially flat when evaluated against the comparison period while pork commodities continued to rise.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $994,000 (4.7%) to $20,182,000 in the first twenty-four weeks of 2005 compared to the same twenty-four-week period last year. The rate of decline in this category did not correspond to the sales decrease. Comparative costs related to fuel and pension benefits increased despite the sales decrease. As a percentage of sales, the decline in salaries and wages did not correspond with the sales decline. Favorable trends in bad debt expenses, health care expenses workers’ compensation and professional fees partially offset these increases.

Depreciation Expense and Income Taxes

Depreciation expense increased by $37,000 (1.8%) to $2,057,000 in the first twenty-four weeks of the 2005 fiscal year compared to the same twenty-four-week period in 2004. The changes in depreciation expense were insignificant to the results of the twenty-four week period.

The effective income tax rate was 38.0% in the first twenty-four weeks of fiscal 2005, consistent with the prior fiscal year and the prior twenty-four week period.

Liquidity and Capital Resources

Net cash from operating activities was $5,523,000 for the first twenty-four weeks of the 2005 fiscal year. The operating loss of $846,000 was offset principally by reductions in inventory and accounts receivable. The substantial reduction in inventory in the second twelve weeks is consistent with normal seasonal trends and a planned reduction in field inventories. The Company utilized cash flow for additions to property, plant and equipment and share repurchases. The net effect of these events resulted in a cash and cash equivalents increase of $4,796,000 (60.2%) to $12,768,000. The additions to property, plant and equipment reflect the Company’s continued investment in processing, transportation and information technology equipment. A new major product manufacturing line that the Company believes will substantially increase the Chicago plant production was originally scheduled for completion in the second quarter of 2005. Management currently anticipates successful completion will not be achieved until the last quarter of the 2005 fiscal year. Approximately $1,608,000 is included in construction-in-process related to this project as of April 15, 2005.

No cash dividends were paid during the first twenty-four weeks of the 2005 fiscal year as the Board of Directors suspended the quarterly cash dividend at its May 2004 meeting in recognition of lower profitability levels in recent quarters. The Company repurchased 3,774 shares of its common stock for $32,000 during the first twenty-four weeks of 2005. The average repurchase price per share was $8.48.

The Company remained free of interest bearing debt during the first twenty-four weeks of 2005. The Company’s revolving line of credit with Bank of America expires April 30, 2006 and provides for borrowings up to $2,000,000. The Company has not borrowed under this line for more than eighteen consecutive years.

The impact of general price inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its near term operating needs and capital expenditures.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company does not have significant foreign currency exposure at April 15, 2005. The Company’s financial instruments generally consist of cash and cash equivalents and life insurance policies at April 15, 2005. The Company also has an investment in shares of stock as a result of the bankruptcy of a significant customer. Unrealized gains and losses from this investment are recorded as “other comprehensive income (loss)” in the accompanying statements. Realized gains and losses upon the sale of this investment are recognized in the consolidated condensed statements of operations. The carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not delivered. No significant contracts remained unfulfilled at April 15, 2005.

Item 4.	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation and under the supervision of the Company’s Chairman and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation the Chairman and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this periodic SEC filing to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Our management, including the Company’s Chairman and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

The Company held its annual meeting of shareholders on Wednesday, March 16, 2005 at the Four Points Sheraton, 1500 South Raymond Avenue, Fullerton, California at 10:00 am. Shareholders representing 9,527,304 or 95.3% of the 9,999,361 shares entitled to vote were present in person or by proxy. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The following persons were nominated and elected directors:

Hugh Wm. Bridgford	Allan L. Bridgford	Robert E. Schulze
Todd C. Andrews	William L. Bridgford	Richard A. Foster
Paul A. Gilbert	Paul R. Zippwald

Votes cast for directors were 9,507,965 FOR, 4,722 AGAINST and 14,617 ABSTAIN or WITHHELD. Votes cast for appointment of Haskell & White, LLP, as the independent public accounts for the Company for the fiscal year commencing October 30, 2004 were 9,493,454 FOR, 12,264 AGAINST and 21,586 ABSTAIN or WITHHELD.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Description

31.1	Certification of Chairman (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION (Registrant)

May 23, 2005	By:	/s/ Raymond F. Lancy
Date		Raymond F. Lancy
Principal Financial Officer