Form 10-Q
period 2005-07-08
BRIDGFORD FOODS CORP
filed 2005-08-22
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 08, 2005

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act).

Yes  ☐    No  ☒

As of August 22, 2005 the registrant had 9,989,000 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Items 1-5 of Part II. have been omitted because they are not applicable with respect to the current reporting period.

Part I. Financial Information

Item 1.	a.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	July 8, 2005	October 29, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,998	$7,972
Accounts receivable, less allowance for doubtful accounts of $783 and $1,118, respectively, and promotional allowances of $1,685 and $2,368, respectively	8,918	11,173
Inventories (Note 2)	19,975	22,478
Prepaid expenses and other current assets	3,559	2,778

Total current assets	45,450	44,401
Property, plant and equipment, less accumulated depreciation of $50,207 and $47,120	14,804	16,755
Other non-current assets	14,142	13,786

	$74,396	$74,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,272	$3,737
Accrued payroll, advertising and other expenses	7,311	8,015
Income taxes payable	—	913

Total current liabilities	11,583	12,665

Non-current liabilities	14,758	13,613

Commitments (Note 6)
Shareholders’ equity:
Preferred stock, without par value Authorized - 1,000 shares Issued and outstanding - none	—	—
Common stock, $1.00 par value Authorized - 20,000 shares Issued and outstanding - 9,990 and 10,002 shares	10,047	10,059
Capital in excess of par value	14,420	14,506
Retained earnings	26,229	26,832
Accumulated other comprehensive loss	(2,641)	(2,733)

	48,055	48,664

	$74,396	$74,942

See accompanying notes to consolidated condensed financial statements.

Item 1.	b.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
	12 weeks ended July 8, 2005	12 weeks ended July 9, 2004	36 weeks ended July 8, 2005	36 weeks ended July 9, 2004
Net sales	$27,656	$29,756	$88,961	$95,619

Cost of products sold, excluding depreciation	17,241	19,655	57,672	62,880
Selling, general and administrative expenses	9,321	10,096	29,503	31,272
Depreciation	1,028	1,010	3,085	3,030

	27,590	30,761	90,260	97,182

Income (loss) before taxes	66	(1,005)	(1,299)	(1,563)
Income tax benefit	(177)	(382)	(696)	(594)

Net income (loss)	$243	($623)	($603)	($969)

Basic and diluted income (loss) per share	$.03	($.06)	($.06)	($.10)

Basic and diluted shares computed	9,994	10,054	9,998	10,179

Cash dividends paid per share	$.00	$.00	$.00	$.05

Item 1.	c.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Common Stock		Capital in excess of par	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
October 31, 2003	10,276	$10,333	$16,340	$27,321	($1,661)	$52,333
Shares repurchased	(261)	(261)	(1,735)			(1,996)
Cash dividends ($.05 per share)				(513)		(513)
Net loss				(969)		(969)
Other comprehensive income (loss):
Unrealized gain on investment					460	460

Comprehensive loss						(509)

July 9, 2004	10,015	$10,072	$14,605	$25,839	($1,201)	$49,315

October 29, 2004	10,002	$10,059	$14,506	$26,832	($2,733)	$48,664
Shares repurchased	(12)	(12)	(86)			(98)
Cash dividends ($.00 per share)						—
Net loss				(603)		(603)
Other comprehensive income (loss):
Unrealized gain on investment					75	75
Minimum pension liability					17	17

Comprehensive loss						(511)

July 8, 2005	9,990	$10,047	$14,420	$26,229	($2,641)	$48,055

See accompanying notes to consolidated condensed financial statements.

Item 1.	d.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	36 weeks ended July 8, 2005	36 weeks ended July 9, 2004
	(in thousands)	(in thousands)
Cash flows from operating activities:
Net loss	($603)	($969)
Income charges not affecting cash:
Depreciation	3,085	3,030
Provision (recovery) on losses on accounts receivable	(192)	174
Effect on cash of changes in assets and liabilities:
Accounts receivable, net	2,447	1,857
Inventories	2,503	(2,681)
Prepaid expenses and other current assets	(706)	(649)
Other non-current assets	(374)	449
Accounts payable	535	(1,137)
Accrued payroll, advertising and other expenses	(704)	1,412
Income taxes payable	(913)	0
Non-current liabilities	1,180	654

Net cash provided by operating activities	6,258	2,140

Cash used in investing activities:
Additions to property, plant and equipment	(1,134)	(2,879)

Cash used in financing activities:
Shares repurchased	(98)	(1,996)
Cash dividends paid	0	(513)

Net cash used in financing activities	(98)	(2,509)

Net increase (decrease) in cash and cash equivalents	5,026	(3,248)
Cash and cash equivalents at beginning of period	7,972	12,196

Cash and cash equivalents at end of period	$12,998	$8,948

Cash paid for income taxes	$684	$0

See accompanying notes to consolidated condensed financial statements.

Item 1.	e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts)

Note 1 - The Company and Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the “Company) for the twelve and thirty-six weeks ended July 8, 2005 and July 9, 2004 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2004 (the “Annual Report”) and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results to be expected for the full year.

Note 2 - Inventories:

Inventories are comprised as follows at the respective periods:

	July 8, 2005	October 29, 2004
Meat, ingredients and supplies	$7,398	$7,232
Work in progress	2,499	1,902
Finished goods	10,078	13,344

	$19,975	$22,478

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. The Statement requires abnormal amounts of inventory costs related to amounts of idle freight, handling costs and spoilage be recognized as current period expenses. The standard is effective for fiscal years beginning after June 15, 2005 with early application permitted. The Company’s policy has always been to handle inventory costs in a manner consistent with the provisions of this statement.

Note 3 - Basic and diluted earnings per share:

The Company had 250,000 employee stock options outstanding during the thirty-six week periods ended July 8, 2005 and July 9, 2004. The effect of the employee stock options outstanding for the thirty-six weeks ended July 8, 2005 and July 9, 2004 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be anti-dilutive.

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

Net pension cost consisted of the following:

36 weeks ended July 8, 2005
Service cost	$1,151
Interest cost	1,235
Expected return on plan assets	(963)
Amortization of unrecognized (gain) loss	0
Amortization of transition asset (15.2 years)	253
Amortization of unrecognized prior service costs	29

Net pension cost	$1,705

The Company funded its annual contribution of $991 to the plan on July 15, 2005.

Prior to the first quarter of fiscal 2005, measurement data was only provided on an annual basis. As a result, plan data is not presented for the third quarter of fiscal 2004.

Note 5 - Stock-Based Compensation:

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 ‘“Accounting for Stock-Based Compensation” which allows the Company to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation therefore, no compensation expense has been recognized for its fixed stock option plans as options are generally granted at fair market value based upon the closing price on the date immediately preceding the grant date. On December 31, 2002 the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure”, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. Accordingly, if compensation expense for the Company’s stock options had been recognized, based upon the fair value of awards granted, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	12 weeks ended July 8, 2005	12 weeks ended July 9, 2004
Net income (loss), as reported	$243	($623)
Proforma adjustment	0	0

Proforma net income (loss)	$243	($623)

Net income (loss) per share:
Basic - as reported	$0.03	($0.06)

Basic - proforma	$0.03	($0.06)

Diluted income (loss) per share:
Diluted - as reported	$0.03	($0.06)

Diluted - proforma	$0.03	($0.06)

Weighted average shares outstanding:
Basic	9,994,000	10,054,000

Diluted	9,994,000	10,054,000

Note 5 - Stock-Based Compensation Continued:

	36 weeks ended July 8, 2005	36 weeks ended July 9, 2004
Net loss, as reported	($603)	($969)
Proforma adjustment	0	0

Proforma net loss	($603)	($969)

Net loss per share:
Basic - as reported	($0.06)	($0.10)

Basic - proforma	($0.06)	($0.10)

Diluted loss per share:
Diluted - as reported	($0.06)	($0.10)

Diluted - proforma	($0.06)	($0.10)

Weighted average shares
outstanding:
Basic	9,998,000	10,179,000

Diluted	9,998,000	10,179,000

The pro forma amounts were estimated using the Black-Scholes option-pricing model. No options were granted during the first thirty-six weeks of the fiscal year ended October 28, 2005 and during the first thirty-six weeks of the fiscal year ended October 29, 2004.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”. SFAS No. 123R requires public companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. The Statement also clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS No. 123R is effective as of the beginning of the Company’s next fiscal year. The Company believes this Statement will not have a material impact on the Company’s financial condition or results of operations.

Note 6 - Commitments:

The Company leases certain transportation and computer equipment under operating leases expiring in 2006. The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. No material changes have been made to these contracts during the first thirty-six weeks of fiscal 2005.

Note 7 - Segment Information:

The Company has two reportable operating segments, Frozen Food Products (the processing and distribution of frozen products) and Refrigerated and Snack Food Products (the processing and distribution of refrigerated meat and other convenience foods).

The Company evaluates each segment’s performance based on revenues and operating income. Selling, general and administrative expenses include corporate accounting, information systems, human resource management and marketing, which are managed at the corporate level. These activities are allocated to each operating segment based on revenues and/or actual usage.

The following segment information is for the twelve and thirty-six week periods ended July 8, 2005 and July 9, 2004.

Twelve Weeks Ended July 8, 2005	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$9,570	$18,086	$—	$—	$27,656
Intersegment sales	—	904	—	904	—

Net sales	9,570	18,990	—	904	27,656

Cost of products sold, excluding depreciation	5,145	13,000	—	904	17,241
Selling, general and administrative expenses	2,917	6,404	—	—	9,321
Depreciation	398	527	103	—	1,028

	8,460	19,931	103	904	27,590

Income (loss) before taxes	1,110	(941)	(103)	—	66
Provision (benefit) for taxes on income	274	(451)	—	—	(177)

Net income (loss)	$836	$(490)	$(103)	$—	$243

Total assets	$11,157	$31,765	$31,474	$—	$74,396
Additions to property, plant and equipment	$132	$309	$(2)	$—	$439

Twelve Weeks Ended July 9, 2004	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$9,504	$20,252	$—	$—	$29,756
Intersegment sales	—	744	—	744	—

Net sales	9,504	20,996	—	744	29,756

Cost of products sold, excluding depreciation	5,646	14,753	—	744	19,655
Selling, general and administrative expenses	2,985	7,111	—	—	10,096
Depreciation	419	488	103	—	1,010

	9,050	22,352	103	744	30,761

Income (loss) before taxes	454	(1,356)	(103)	—	(1,005)
Provision (benefit) for taxes on income	160	(542)	—	—	(382)

Net income (loss)	$294	$(814)	$(103)	$—	$(623)

Total assets	$13,106	$34,242	$26,490	$—	$73,838
Additions to property, plant and equipment	$33	$903	$61	$—	$997

Note 7 - Segment Information Continued:

Thirty-Six Weeks Ended July 8, 2005	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$30,915	$58,046	$—	$—	$88,961
Intersegment sales	—	2,289	—	2,289	—

Net sales	30,915	60,335	—	2,289	88,961

Cost of products sold, excluding depreciation	17,225	42,736	—	2,289	57,672
Selling, general and administrative expenses	8,905	20,598	—	—	29,503
Depreciation	1,192	1,585	308	—	3,085

	27,322	64,919	308	2,289	90,260

Income (loss) before taxes	3,593	(4,584)	(308)	—	(1,299)
Provision (benefit) for taxes on income	1,192	(1,888)	—	—	(696)

Net income (loss)	$2,401	$(2,696)	$(308)	$—	$(603)

Total assets	$11,157	$31,765	$31,474	$—	$74,396
Additions to property, plant and equipment	$271	$787	$76	$—	$1,134

Thirty-Six Weeks Ended July 9, 2004	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$31,026	$64,593	$—	$—	$95,619
Intersegment sales	—	2,714	—	2,714	—

Net sales	31,026	67,307	—	2,714	95,619

Cost of products sold, excluding depreciation	17,973	47,621	—	2,714	62,880
Selling, general and administrative expenses	9,467	21,805	—	—	31,272
Depreciation	1,259	1,465	306	—	3,030

	28,699	70,891	306	2,714	97,182

Income (loss) before taxes	2,327	(3,584)	(306)	—	(1,563)
Provision (benefit) for taxes on income	846	(1,440)	—	—	(594)

Net income (loss)	$1,481	$(2,144)	$(306)	$—	$(969)

Total assets	$13,106	$34,242	$26,490	$—	$73,838
Additions to property, plant and equipment	$47	$2,484	$348	$—	$2,879

Item 2.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, the Company may from time to time make oral forward-looking statements. Words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “contribute” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q and in Bridgford Foods’ Annual Report on Form 10-K for the fiscal year ended October 29, 2004. Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The Company expressly disclaims any intent or obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have historically been immaterial although losses in fiscal year 2002 were significant. In fiscal year 2002, the provision for losses on accounts receivable was increased by $3,750,000 due to the bankruptcy of a significant customer and collectibility issues related to other significant accounts. The provision for losses on accounts receivable is based on historical trends and collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically collectible, could be subject to material risk should any of these customer’s operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. Sales to Wal-Mart® comprised 14.3% of revenues for the thirty-six weeks ended July 8, 2005 and 20.0% of accounts receivable is due from Wal-Mart® at July 8, 2005.

Revenues are recognized upon passage of title to the customer upon product pick-up, shipment or delivery to customers as determined by applicable contracts. Products are delivered to customers through the Company’s own fleet or through a Company-owned direct store delivery system.

The Company records the cash surrender or contract value for life insurance policies as an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period.

The Company’s operating results are heavily dependent upon the prices paid for raw materials. The marketing of the Company’s value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets.

The above listing is not intended to be a comprehensive list of all the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Results of Operations for the Twelve Weeks ended July 8, 2005 and July 9, 2004.

Net Sales

Net sales decreased by $2,100,000 (7.1%) to $27,656,000 in the third twelve weeks of the 2005 fiscal year compared to the same twelve-week period last year. The primary reason for the decrease was lower unit sales volume between comparative quarters. Average unit volume was approximately 9.1% lower than the comparative period in the prior year. Unit volumes declined primarily as a result of increased competition and the elimination of several unprofitable items. Average unit selling prices increased by approximately 1.3% between comparative quarters and helped offset the decline in volume.

Compared to the prior twelve-week period ended April 15, 2005 (not shown), sales decreased $58,000 (0.2%). The slight decrease relates to lower unit sales volume compared to the prior twelve-week period.

Cost of Products Sold

Cost of products sold decreased by $2,414,000 (12.3%) to $17,241,000 in the third twelve weeks of the 2005 fiscal year compared to the same twelve-week period in 2004. The gross margin increased on a comparative basis due primarily to higher facility utilization; lower overhead spending, lower product returns from customers and the outsourcing of unprofitable processed items. Flour and meat costs were consistent between comparative periods.

Compared to the prior twelve-week period ended April 15, 2005 (not shown), the cost of products sold decreased $619,000 (3.5%). The gross margin improved in the third twelve weeks primarily as a result of higher production volumes, lower overhead spending, lower product returns from customers and the outsourcing of unprofitable processed items. Flour and meat commodity prices were slightly lower compared to the prior twelve-week period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $775,000 (7.7%) to $9,321,000 in the third twelve weeks of fiscal 2005 compared to the same twelve-week period last year. The rate of decline in this category outpaced the sales decrease slightly. Favorable trends in bad debt losses, employee health care, workers’ compensation and professional expenses were partially offset by increased pension and fuel costs. Higher interest income and gains on life insurance policies also impacted the quarter favorably.

Compared to the prior twelve-week period ended April 15, 2005 (not shown), selling, general and administrative expenses decreased by $553,000 (5.6%). The decrease in selling, general and administrative expenses as compared to the second twelve weeks of fiscal 2005 did not directly correspond to the sales decrease due to higher interest income, gains on life insurance policies and lower employee healthcare costs.

Depreciation Expense and Income Taxes

Depreciation expense increased by $18,000 (1.8%) to $1,028,000 in the third twelve weeks of the 2005 fiscal year compared to the same twelve-week period in 2004 and was insignificant to the results of the quarter.

Compared to the prior twelve-week period ended April 15, 2005 (not shown), depreciation expense decreased $1,000 (0.1%) and was insignificant to the results of the quarter.

The effective income tax rate was -268.2% in the third twelve weeks of fiscal 2005. The effective tax rate for the prior fiscal year and the prior twelve-week period was 38.0%. The change in effective tax rate relates to significant non-taxable gains on life insurance policies recognized in the twelve weeks ended July 8, 2005.

Net Income (Loss)

Net Income in the twelve weeks ended July 8, 2005 was significantly affected by a non-taxable gain on life insurance policies in the amount of $244,000. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may produce losses of equal magnitude. This transaction resulted in effective tax benefit rate in the same period of –268.2%. Taxable investment income also increased on a comparative basis in the amount of $49,000. After considering the effect of these transactions, the Company’s results were as follows:

	Pro Forma
	12 Weeks Ended July 8, 2005	12 Weeks Ended July 9, 2004
Loss from operations	($251,000)	($1,029,000)
Life insurance gain and investment income	$317,000	$24,000

Income (loss) before taxes	$66,000	($1,005,000)
Income tax provision (benefit)	($177,000)	($382,000)

Net income (loss)	$243,000	($623,000)

In addition, the period was affected by favorable revisions to estimated pension expenses in the amount of $109,000 and a reduction in the professional fee accrual estimate of $77,000. In the period the Company received a $100,000 refund from its insurance carrier which contributed to lower than normal healthcare costs. Favorable trends in bad debt loss experience also resulted in reduction to the bad debt loss reserve in the period. These financial transactions should not be considered an indicator of future performance and investors should not use these transactions to anticipate results or trends in future periods.

Results of Operations for the Thirty-Six Weeks ended July 8, 2005 and July 9, 2004.

Net Sales

Net sales decreased by $6,658,000 (7.0%) to $88,961,000 in the first thirty-six weeks of the 2005 fiscal year compared to the same thirty-six week period last year. The primary reason for the decrease was lower unit sales volume between comparative thirty-six week periods. Unit volumes declined primarily as a result of increased competition, the elimination of several unprofitable items and several significant customers temporarily discontinuing deliveries to their stores. Deliveries have since resumed to these customers. Higher unit selling prices partially offset lower unit sales. Average unit selling prices were approximately 2.3% higher than the comparative period in the prior year. Product promotions remained constant as a percentage of sales between comparative periods.

Cost of Products Sold

Cost of products sold decreased by $5,208,000 (8.3%) to $57,672,000 in the first thirty-six weeks of the 2005 fiscal year compared to the same thirty-six week period in fiscal 2004. The decline is primarily related to lower unit sales volume. Higher average unit selling prices, lower overhead spending and lower product returns from customers improved the gross margin in the first thirty-six weeks of fiscal 2005 compared to the same period in the prior year. Flour costs were consistent with the prior year although meat costs were higher than the comparative period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1,769,000 (5.7%) to $29,503,000 in the first thirty-six weeks of fiscal 2005 compared to the same thirty-six week period last year. The rate of decline in this category did not correspond to the sales decrease. Comparative costs related to fuel and pension benefits increased despite the sales decrease. Favorable trends in bad debt expenses, employee health care expenses, workers’ compensation and professional fees partially offset these increases.

Depreciation Expense and Income Taxes

Depreciation expense increased by $55,000 (1.8%) to $3,085,000 in the first thirty-six weeks of the 2005 fiscal year compared to the same thirty-six week period in 2004. The changes in depreciation expense were insignificant to the results of the thirty-six week period ended July 8, 2005.

The effective income tax rate was 53.6% in the first thirty-six weeks of fiscal 2005 as compared to 38.0% in both the prior fiscal year and the prior thirty-six week period. The change in effective tax rate relates to significant non-taxable gains on life insurance policies recognized in the twelve weeks ended July 8, 2005.

Net Income (Loss)

Net Income in the thirty-six weeks ended July 8, 2005 was significantly affected by a non-taxable gain on life insurance policies in the amount of $374,000. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may produce losses of equal magnitude. This transaction resulted in effective tax benefit rate in the same period of 53.6%. Taxable investment income also increased on a comparative basis in the amount of $80,000. After considering the effect of these transactions, the Company’s results were as follows:

	Pro Forma
	36 Weeks Ended July 8, 2005	36 Weeks Ended July 9, 2004
Loss from operations	($1,824,000)	($1,634,000)
Life insurance gain and investment income	$525,000	$71,000

Loss before taxes	($1,299,000)	($1,563,000)
Income tax benefit	($696,000)	($594,000)

Net loss	($603,000)	($969,000)

In addition, the period was affected by favorable revisions to estimated pension expenses in the amount of $109,000 and a reduction in the professional fee accrual estimate of $77,000. In the period the Company received a $100,000 refund from its insurance carrier which contributed to lower than normal healthcare costs. Favorable trends in bad debt loss experience also resulted in reduction to the bad debt loss reserve in the period. These financial transactions should not be considered an indicator of future performance and investors should not use these transactions to anticipate results or trends in future periods.

Liquidity and Capital Resources

Net cash from operating activities was $6,258,000 for the first thirty-six weeks of the 2005 fiscal year. The net loss of $603,000 was offset principally by reductions in inventory and accounts receivable. The substantial reduction in inventory in the third twelve weeks is consistent with normal seasonal trends and a planned reduction in field inventories. The Company utilized cash flow for additions to property, plant and equipment and share repurchases. The net effect of these events resulted in a cash and cash equivalents increase of $5,026,000 (63.0%) to $12,998,000. The additions to property, plant and equipment reflect the Company’s continued investment in processing, transportation and information technology equipment. A new major product manufacturing line that the Company believes will substantially increase the Chicago plant production was originally scheduled for completion in the second quarter of 2005. Management currently anticipates successful completion will not be achieved until the last quarter of the 2005 fiscal year. Approximately $1,768,000 is included in construction-in-process related to this project as of July 8, 2005.

No cash dividends were paid during the first thirty-six weeks of the 2005 fiscal year as the Board of Directors suspended the quarterly cash dividend at its May 2004 meeting in recognition of lower profitability levels in recent quarters. The Company repurchased 12,369 shares of its common stock for $98,000 during the first thirty-six weeks of 2005. The average repurchase price per share was $7.92.

The Company remained free of interest bearing debt during the first thirty-six weeks of fiscal 2005. The Company’s revolving line of credit with Bank of America expires April 30, 2006 and provides for borrowings up to $2,000,000. The Company has not borrowed under this line for more than eighteen consecutive years.

The impact of general price inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its near term operating needs and capital expenditures.

Off-Balance Sheet Arrangements

The Company is not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not have significant foreign currency exposure at July 8, 2005. The Company’s financial instruments generally consist of cash and cash equivalents and life insurance policies at July 8, 2005. The Company also has an investment in shares of stock as a result of the bankruptcy of a significant customer. Unrealized gains and losses from this investment are recorded as “other comprehensive income (loss)” in the accompanying statements. Realized gains and losses upon the sale of this investment are recognized in the consolidated condensed statements of operations. The carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not delivered. No significant contracts remained unfulfilled at July 8, 2005.

Item 4.

Controls and Procedures

Management of the Company, with the participation and under the supervision of the Company’s Chairman and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation the Chairman and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this periodic SEC filing to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including its Chairman and Chief Financial Officer, does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Section 404 Sarbanes-Oxley Act of 2002

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will be effective for the Company’s fiscal year ending November 3, 2006. In order to comply with the Act, the Company has undertaken a comprehensive effort, which includes the documentation and testing of its internal controls. As a result, the Company expects to incur substantial additional expenses and diversion of management’s time. During the course of these activities, the Company may identify certain internal control issues which management believes should be improved. These improvements, if necessary, will likely include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in the Company’s internal controls as defined by the Public Company Accounting Oversight Board, no assurances can be given regarding the outcome of these efforts. Additionally, control weaknesses may not be identified in a timely enough manner to allow remediation prior to the issuance of the auditor’s report on internal controls over financial reporting. Any failure to adequately comply could result in sanctions or investigations by regulatory authorities, which could harm the Company’s business or investors’ confidence in the Company.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

	By:	/s/ Raymond F. Lancy
August 22, 2005		Raymond F. Lancy, Chief Financial Officer
Date		(Principal Financial Officer)