Form 10-K
period 2005-10-28
BRIDGFORD FOODS CORP
filed 2006-01-26
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 28, 2005

Commission file number: 0-2396

BRIDGFORD FOODS CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-1778176
(State of incorporation)	(I.R.S. Employer Identification No.)

1308 North Patt Street

Anaheim, California 92801

(Address of principal executive offices)

(714) 526-5533

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on April 15, 2005 was $19,940,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 9,967,465 shares As of January 26, 2006

Documents incorporated by reference, portions of the registrant’s proxy statement for the 2006 Annual Meeting of Stockholders (to be filed with the Commission on or before February 10, 2006): Part III, Items 10-.14.

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

Description of Business

The Company operates in two business segments – the processing and distribution of frozen products and the processing and distribution of refrigerated and snack food products. The products manufactured and distributed by the Company consist of an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products and a variety of sandwiches and sliced luncheon meats. The products purchased by the Company for resale include a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products.

	2005	2004	2003
Products manufactured or processed by the Company	70%	69%	70%
Items manufactured or processed by third parties for distribution	30%	31%	30%

	100%	100%	100%

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

The Company has two classes of similar food products, each of which has accounted for 10% or more of consolidated sales in the prior three fiscal years listed below. The following table shows sales, as a percentage of consolidated sales, for each of these two classes of similar products for each of the last three fiscal years:

	2005	2004	2003
Frozen Food Products	36%	32%	34%
Refrigerated and Snack Food Products	64%	68%	66%

	100%	100%	100%

To date, federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, have not had a material effect on the Company’s business.

Major Product Classes

Frozen Food Products

The Company’s frozen food division serves both food service and retail customers. The Company sells approximately 200 unique frozen food products through wholesalers, cooperatives and distributors to approximately 19,000 retail outlets and 21,000 restaurants and institutions.

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

Refrigerated and Snack Food Products – Customers

The Company’s refrigerated and snack food products division sells approximately 280 different items through a direct store delivery network serving approximately 35,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.

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

Product Planning and Research and Development

The Company continually monitors the consumer acceptance of each product within its extensive product line. Individual products are regularly added to and deleted from the Company’s product line. The addition or deletion of any product has not had a material effect on the Company’s operations in the current fiscal year. The Company believes that a key factor in the success of its products is its system of carefully targeted research and testing of its products to ensure high quality and that each product matches an identified market opportunity. The emphasis in new product introductions in the past several years has been in single service items. The Company is constantly searching to develop new products to complement its existing product line and improved processing techniques and formulas for its existing product line. The Company utilizes in-house test kitchens to research and experiment with unique food preparation methods, improve quality control and analyze new ingredient mixtures. The Company’s refrigerated and snack food products segment has continued development of a new major manufacturing line that was originally scheduled for completion in the fourth quarter of fiscal year 2005. This project has been delayed and the expected completion date is not known. The Company does not anticipate any significant change in product-mix as a result of its current research and development efforts.

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

Importance of Key Customers

Sales to Wal-Mart® comprised 13.8% of revenues in fiscal year 2005 and 13.6% of accounts receivable is due from Wal-Mart® at October 28, 2005. Sales to Wal-Mart® comprised 14.6% of revenues in fiscal year 2004.

Employees

The Company has approximately 739 employees, approximately 45% of whose employment relationship is governed by collective bargaining agreements. These agreements currently expire or expired (agreements covering 26 union employees) between March 2004 and March 2008. The Company believes that its relationship with employees is favorable.

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

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of January 1, 2006 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. William L. Bridgford is the son of Hugh Wm. Bridgford and the nephew of Allan L. Bridgford. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders. All executive officers are full-time employees of the Company, except for Allan L. Bridgford, who worked 60% of full-time effective March, 2005.

Name	Age	Position(s) with the Company
Allan L. Bridgford	70	Chairman and member of the Executive Committee
Hugh Wm. Bridgford	74	Vice President and Chairman of the Executive Committee
William L. Bridgford	51	President, Secretary and member of the Executive Committee
Raymond F. Lancy	52	Chief Financial Officer, Executive Vice President, Treasurer and member of the Executive Committee

Item 2. Properties

The Company owns the following facilities:

Property Location	Building Square Footage	Acreage
Anaheim, California	100,000	5.0
Modesto, California	2,500	0.3
Dallas, Texas	94,000	4.0
Dallas, Texas	30,000	2.0
Dallas, Texas	16,000	1.0
Dallas, Texas	3,200	1.5
Statesville, North Carolina	42,000	8.0
Chicago, Illinois	156,000	1.5

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

Item 3. Legal Proceedings

No material legal proceedings were pending at October 28, 2005 against the Company. The Company is likely to be subject to claims arising from time to time in the ordinary course of its business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareholders

The 2006 annual meeting of shareholders will be held at the Four Points Sheraton, 1500 South Raymond Avenue, Fullerton, California at 10:00 a.m. on Wednesday, March 15, 2006.

No matters were submitted by the Company’s shareholders during the fourth quarter of the fiscal year ended October 28, 2005.

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

Fiscal Year 2005	High	Low	Cash Dividends Paid
First Quarter	$9.24	$8.01	$0.00
Second Quarter	$9.15	$8.20	$0.00
Third Quarter	$9.19	$6.46	$0.00
Fourth Quarter	$8.18	$6.05	$0.00

Fiscal Year 2004	High	Low	Cash Dividends Paid
First Quarter	$9.50	$7.39	$0.03
Second Quarter	$8.82	$7.06	$0.02
Third Quarter	$8.49	$7.07	$0.00
Fourth Quarter	$8.89	$7.52	$0.00

The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend upon future earnings, financial requirements and other factors. The Company repurchased 16,000 shares of common stock in the amount of $128,000 in fiscal year 2005 under the 2.0 million share repurchase plan previously authorized by the Board of Directors and as extended by 500,000 additional shares authorized during the June 2005 Board Meeting.

Item 6. Selected Financial Data

	Oct. 28 2005	Oct. 29 2004	Oct. 31 2003	Nov. 1 2002	Nov. 2 2001(A)
Net Sales	$130,845	$137,865	$136,251	$139,202	$152,464
Gross Margin Percent	34.7%	34.5%	36.7%	36.5%	36.5%
Net (Loss) Income	(943)	24	1,210	1,138	6,244
Basic (Loss) Earnings Per Share	(0.09)	—	0.12	0.11	0.59
Current Assets	43,738	44,401	45,686	46,413	50,677
Current Liabilities	11,841	12,665	12,489	11,800	12,652
Working Capital	31,897	31,736	33,197	34,613	38,025
Property, Plant and Equipment, Net	14,519	16,755	17,735	19,030	19,471
Total Assets	72,963	74,942	75,927	77,182	81,238
Shareholders’ Equity	48,262	48,664	52,333	54,390	57,335
Cash Dividends Per Share	0.00	0.05	0.16	0.26	0.28

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

Results of Operations (in thousands)

Fiscal Year Ended October 28, 2005 Compared to Fiscal Year Ended October 29, 2004

Sales

Sales in fiscal 2005 decreased $7,020 (5.1%) when compared to the prior year. Sales in the Company’s frozen food segment increased 6.6%, as a result of increased average unit selling prices offset by slightly lower unit volume. Promotional spending as a percentage of sales decreased to 8.0% compared to 8.6% in the prior year contributing to the sales increase in the frozen food division. Sales in the Company’s refrigerated and snack food products segment decreased 10.1% primarily as result of lower unit sales volume.

Gross Margin

The gross margin increased to 34.7% compared the prior year at 34.5%. Continued high meat ingredient costs were offset by higher unit selling prices resulting in a consistent gross margin percentage. When combining all divisions, net-selling prices increased approximately 4.8% on a unit volume decline of approximately 12.7 % compared to the prior fiscal year.

Selling, General, and Administrative

Selling, general and administrative expenses decreased $335 (0.8%) when compared to the prior year. Costs for marketing programs, product display racks and fuel increased significantly. Offsetting these increases were a significant reduction in the provision for doubtful accounts receivable, gains related to increased cash surrender values on life insurance policies and higher investment income. Cost control programs instituted by management also helped control this expense category.

Income Taxes

The effective income tax rate was 58.2%. The increase in effective rate relates to the reduction of tax reserves in the current fiscal year and significant non-taxable gains on life insurance policies. The Company released a portion of tax reserves for state tax estimates during fiscal 2005 as the amount is no longer probable or reasonably estimated in accordance with Statement of Financial Accounting Standards (SFAS No. 5), “Accounting for Contingencies”. The Company provides tax reserves for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective estimate. Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews. Actual outcomes may differ materially from these estimates.

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

Income Taxes

The effective income tax rate was 38% in 2004, consistent with the prior year.

Gain on Sale of Equity Securities

The Company sold 14,014 shares of stock received as a result of the bankruptcy of a significant customer on July 26, 2004. This transaction resulted in a pre-tax gain of $553.

Fiscal Year ended October 31, 2003 compared to Fiscal Year Ended November 1, 2002

Sales

Sales in fiscal 2003 declined $2,951 (2.1%) when compared to the prior year. Sales in the Company’s frozen food segment declined 6.9%, as a result of continued weak demand and aggressive competition. Sales in the Company’s refrigerated and snack food products segment increased 0.5% primarily as a result of higher unit volumes.

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

Income Taxes

The Company benefited from an effective income tax rate of 38% in 2003 compared to 49.9% in 2002. The rate in the prior year was abnormally high due to the revaluation of deferred tax assets due to a lower than expected state tax rate.

Liquidity and Capital Resources (in thousands except per share amounts)

Net cash provided by operating activities was $4,515 and $908 in fiscal years 2005 and 2004, respectively. Gross accounts receivable balances decreased $2,243 in 2005 and $1,346 in 2004. The balance in 2005 decreased due to lower overall sales levels in the fourth quarter and improved collection trends compared to the prior year. Similarly, the balance in 2004 decreased due to lower overall sales levels in the fourth quarter and improved collection trends compared to the prior year. Inventories decreased $1,154 in fiscal year 2005 due to lower fourth quarter sales of refrigerated and snack food products and a slight decline in commodity costs. The Company’s refrigerated and snack food products segment has continued development of a new major manufacturing line that was originally scheduled for completion in the fourth quarter of fiscal year 2005. This project has been delayed and the expected completion date is not known. Inventories increased $4,445 in fiscal year 2004 due to significant beef ingredient inventories being stored in anticipation of the start up of the new production line in the first half of fiscal year 2005 and higher valuations due to commodity cost increases. Accounts payable balances were consistent with the current business cycle. Accrued payroll, advertising and other expenses decreased $533 in 2005 primarily as a result of the funding pattern of self-insured workers’ compensation claims. The current portion of non-current liabilities increased $553 and decreased $699 in 2005 and 2004, respectively. The increase in 2005 was due to a higher anticipated funding of the pension liability in 2006. The decrease in 2004 related to lower incentive compensation accruals as a result of lower profitability levels and slightly lower contribution requirements for the Company’s defined benefits pension plan. Included in the current portion of non-current liabilities is $1,800 related to the anticipated contribution required in fiscal 2006. The minimum pension liability related to the Company’s defined benefit pension plan decreased to $3,458 at October 28, 2005 compared to $4,509 at October 29, 2004. The minimum liability decreased as a result of more favorable investment results and an increase in the discount rate being applied to the accumulated pension benefit obligation. The net tax effected amount of this liability is included in shareholders’ equity as an “accumulated comprehensive loss” in the Statement of Shareholders’ Equity and Other Comprehensive Income (Loss).

The Company’s capital improvement expenditures decreased $1,412 in 2005 and increased $352 in 2004 compared to the prior year. Significant projects came on-line during fiscal 2005 that were part of the projects in process of $1,795 at October 29, 2004 including equipment to expand processing capabilities at the Chicago facility. Cash and cash equivalents increased $2,383 in 2005 and decreased $4,224 in 2004. Net cash flow improved in 2005 primarily as a result of lower inventory requirements, lower expenditures for property, plant and equipment and lower income tax payments. Net cash flow decreased in 2004 primarily as a result of lower operating results, higher investments in ingredient inventories and increased capital spending. Improved collections on accounts receivable and delayed funding of the Company’s self-insured workers’ compensation program helped offset these decreases.

Working capital increased $161 in 2005 and decreased $1,461 in 2004. Working capital increased in 2005 primarily as a result of lower inventory requirements, lower expenditures for property, plant and equipment and an increase in refundable income taxes. Working capital decreased in 2004 primarily due to the repurchase of 274,000 shares of common stock in the amount of $2,108, and a slight increase in capital expenditures and payments related to incentive compensation and employee benefit plans. The Company has remained free of interest-bearing debt for nineteen consecutive years. The Company maintains a line of credit with Bank of America that expires April 30, 2006. Under the terms of this line of credit, the Company may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless the Company elects an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require the Company to maintain certain levels of shareholders’ equity and working capital. The Company was in compliance with all provisions of the agreement during the 2005 fiscal year and there were no borrowings under this line of credit during such period. Management is of the opinion that the Company’s strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for fiscal 2006.

Contractual Obligations (in thousands)

The Company remained free of interest bearing long-term debt for the nineteenth consecutive year and had no other long-term debt or other contractual obligations except for leases. The Company leases certain transportation equipment under operating leases. Future minimum lease payments are approximately (in thousands):

	2006	2007	2008	2009	2010
Net Lease Commitments	$394	$394	$394	$394	$330

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

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial although losses in fiscal year 2002 were significant due to a bankruptcy of a significant customer. The provision for doubtful accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. Sales to Wal-Mart® comprised 13.8% of revenues in fiscal year 2005 and 13.6% of accounts receivable is due from Wal-Mart® at October 28, 2005. Sales to Wal-Mart® comprised 14.6% of revenues in fiscal year 2004.

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through its own long-haul fleet or through a company owned direct store delivery system.

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

The Company released a portion of tax reserves for state tax estimates during fiscal 2005 as the amount is no longer probable or reasonably estimated in accordance with Statement of Financial Accounting Standards (SFAS No. 5), “Accounting for Contingencies”. The Company provides tax reserves for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective estimate. Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews. Actual outcomes may differ materially from these estimates.

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

SFAS No. 123R, “Share-Based Payment”

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

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No.107 to provide supplemental guidance in adopting SFAS No.123 (revised 2004). The bulletin provides guidance in accounting for share-based transactions with non-employees, valuation methods, the classification of compensation expense, accounting for the income tax effects of share-based payments, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123 (revised 2004). The company is evaluating this guidance in conjunction with the adoption of SFAS No. 123 (revised 2004) and does not expect the bulletin will have a material impact on the company’s results of operations or financial position.

SFAS No. 151, “Inventory Costs”

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

SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”

In May 2005, the FASB issued Statement of Financial Accounting Standards No 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No.3.” The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company did not have significant overall currency exposure at October 28, 2005. The Company’s financial instruments consist of cash and cash equivalents and life insurance policies at October 28, 2005 and the carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure. The Company does not engage in buying or selling spot or futures commodity contracts. The Company’s investment portfolio is not subject to significant market risk or interest rate fluctuations.

Item 8. Consolidated Financial Statements and Supplementary Data

Unaudited Interim Financial Information (in thousands, except per share amounts)

	2005
	January 21	April 15	July 8	October 28
	(12 weeks)	(12 weeks)	(12 weeks)	(16 weeks)
Net sales	$33,591	$27,714	$27,656	$41,884
Income (loss) before taxes	(316)	(1,049)	66	(955)
Net income (loss)	(196)	(650)	243	(340)
Basic earnings (loss) per share	$(0.02)	$(0.07)	$0.03	$(0.03)

	2004
	January 23	April 16	July 9	October 29
	(12 weeks)	(12 weeks)	(12 weeks)	(16 weeks)
Net sales	$35,322	$30,541	$29,756	$42,246
Income (loss) before taxes	(222)	(336)	(1,005)	1,602
Net income (loss)	(138)	(209)	(623)	994
Basic earnings (loss) per share	$(0.01)	$(0.02)	$(0.06)	$0.10

See Item 15(a) below and the index therein for a listing of the consolidated financial statements and supplementary data filed as a part of this report.

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

During the Company’s fiscal year ended October 28, 2005 and through the subsequent interim period ended January 26, 2006, neither the Company nor anyone on its behalf consulted Haskell & White LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

During the year ended October 28, 2005, and through January 26, 2006, there were no disagreements with Haskell & White LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Haskell & White LLP would have caused it to make reference thereto in its report on the financial statements for the year.

During the years ended October 28, 2005, October 29, 2004, and October 31, 2003, and through January 26, 2006, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Management of the Company, with the participation and under the supervision of the Company’s Chairman and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation the Chairman and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this SEC filing to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company maintains and evaluates a system of internal accounting controls, and a program of internal auditing designed to provide reasonable assurance that the Company’s assets are protected and that transactions are performed in accordance with proper authorization, and are properly recorded. This system of internal accounting controls is continually reviewed and modified in response to evolving business conditions and operations and to recommendations made by the independent registered public accounting firm and internal auditor. The Company has established a code of conduct and employs an internal auditor. The management of the Company believes that the accounting and internal control systems provide reasonable assurance that assets are safeguarded and financial information is reliable.

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

Section 404 Sarbanes-Oxley Act of 2002

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 may be effective for the Company’s fiscal year ending November 2, 2007. In order to comply with the Act, the Company has undertaken a comprehensive effort, which includes the documentation and testing of its internal controls. As a result, the Company may incur substantial additional expenses and diversion of management’s time. During the course of these activities, the Company may identify certain internal control issues which management believes should be improved. These improvements, if necessary, will likely include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in the Company’s internal controls as defined by the Public Company Accounting Oversight Board, no assurances can be given regarding the outcome of these efforts. Additionally, control weaknesses may not be identified in a timely enough manner to allow remediation prior to the issuance of the auditor’s report on internal controls over financial reporting. Any failure to adequately comply could result in sanctions or investigations by regulatory authorities, which could harm the Company’s business or investors’ confidence in the Company.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information set forth in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on March 15, 2006 is incorporated herein by reference. Information concerning the executive officers of the Company is set forth in Part I hereof under the heading “Executive Officers of the Registrant”.

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

The Company is considered a “controlled company” within the meaning of Rule 4350(c)(5) of the National Association of Securities Dealers (NASD) and is therefore exempted from various NASD rules pertaining to certain “independence” requirements of its directors. Nevertheless, the Board of Directors has determined that Messrs. Andrews, Foster, Scott and Zippwald are all “independent directors” within the meaning of Rule 4200 of the National Association of Securities Dealers. The Audit Committee has been established in accordance with SEC rules and regulations, and each of the members of the Audit Committee are independent directors as defined under the NASD’s listing standards. The Board of Directors believes that Messrs. Andrews and Scott qualify as “financial experts” as such term is used in the rules and regulations of the SEC.

Item 11. Executive Compensation

Information set forth in the section entitled “Compensation of Executive Officers” contained in the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders to be held on March 15, 2006 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information set forth in the section entitled “Principal Shareholders and Management” contained in the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders to be held on March 15, 2006 is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing compensation plans as of October 28, 2005. The Company’s sole shareholder approved equity compensation plan is the 1999 Stock Incentive Plan. The Company does not have any non-stockholder approved equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of October 28, 2005 (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of October 28, 2005 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	250,000	$10.00	650,000
Equity compensation plans not approved by security holders	—	—	—

Total	250,000	$10.00	650,000

Item 13. Certain Relationships and Related Transactions

Information set forth in the section entitled “Related Party Transactions” contained in the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders to be held on March 15, 2006 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information set forth in the section entitled “Proposal 2- Audit Fees” contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on March 15, 2006 is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. The following documents are filed as a part of this report:

(2) Financial Statement Schedule

The following financial statement is filed herewith.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	35
Schedule II – Valuation and Qualifying Accounts	36

(3) Exhibits

The exhibits listed under Item 14(c) are filed or incorporated by reference herein.

(b) The exhibits below are filed or incorporated herein by reference.

Exhibit Number	Description
3.5	Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10-K on January 28, 1993 and incorporated herein by reference).

3.6	Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10-K on January 28, 1993 and incorporated herein by reference).

3.7	By-laws, as amended (filed as Exhibit 2 to Form 10-K on January 28,1993 and incorporated herein by reference).

10.1	Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit10.1 to Form 10-K on January 28, 1993 and incorporated herein by reference).

10.2	Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to Form 10-K on January 28, 1993 and incorporated herein by reference).

10.3	Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as Exhibit 10.3 to Form 10-K on January 28, 1993 and incorporated herein by reference).

10.4	Bridgford Foods Corporation 1999 Stock Incentive Plan and Form of Stock Option Agreement (filed as Exhibit 4.1 to Form S-8 on May 28, 1999 and incorporated herein by reference).

Exhibit Number	Description
21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of the signature page)

31.1	Certification of Principal Executive Officer.

31.2	Certification Pursuant to Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION

Registrant

By:	/s/ ALLAN L. BRIDGFORD
Allan L. Bridgford
Chairman

Date: January 26, 2006

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

Signature	Title	Date
/s/ ALLAN L. BRIDGFORD Allan L. Bridgford	Chairman (Principal Executive Officer)	January 26, 2006

/s/ HUGH WM. BRIDGFORD Hugh Wm. Bridgford	Vice President and Director	January 26, 2006

/s/ WILLIAM L. BRIDGFORD William L. Bridgford	President	January 26, 2006

/s/ RAYMOND F. LANCY Raymond F. Lancy	Chief Financial Officer (Principal Financial Officer)	January 26, 2006

/s/ TODD C. ANDREWS Todd C. Andrews	Director	January 26, 2006

/s/ RICHARD A. FOSTER Richard A. Foster	Director	January 26, 2006

/s/ ROBERT E. SCHULZE Robert E. Schulze	Director	January 26, 2006

/s/ D. GREGORY SCOTT D. Gregory Scott	Director	January 26, 2006

/s/ PAUL R. ZIPPWALD Paul R. Zippwald	Director	January 26, 2006

Report Of Independent Registered Public Accounting Firm

Haskell & White LLP

To the Board of Directors and Stockholders

Bridgford Foods Corporation

We have audited the accompanying consolidated balance sheet of Bridgford Foods Corporation (the “Company”) as of October 28, 2005 and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the year ended October 28, 2005. In connection with our audit of the financial statements, we also have audited the supplementary information included in Schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 28, 2005, and the consolidated results of its operations and its cash flows for the year ended October 28, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Haskell & White LLP

Irvine, California

January 9, 2006

PricewaterhouseCoopers LLP

To the Board of Directors and Shareholders of Bridgford Foods Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Bridgford Foods Corporation and its subsidiaries (the “Company”) at October 29, 2004, and the results of their operations and their cash flows for each of the two years in the period ended October 29, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orange County, California

January 27, 2005

BRIDGFORD FOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

October 28, 2005, and October 29, 2004

(in thousands, except per share amounts)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$10,355	$7,972
Accounts receivable, less allowance for doubtful accounts of $468 and $1,118, respectively and promotional allowances of $2,092 and $2,368, respectively	9,508	11,173
Inventories	21,324	22,478
Prepaid expenses	401	449
Refundable income taxes	552	—
Deferred income taxes	1,598	2,329

Total current assets	43,738	44,401

Property, plant and equipment, net of accumulated depreciation of $50,731 and $47,120, respectively	14,519	16,755
Other non-current assets	10,239	9,890
Deferred income taxes	4,467	3,896

Total assets	$72,963	$74,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,806	$3,737
Accrued payroll, advertising and other expenses	5,314	5,847
Income taxes payable	—	913
Current portion of non-current liabilities	2,721	2,168

Total current liabilities	11,841	12,665

Non-current liabilities	12,860	13,613

Contingencies and commitments (Notes 3, 5 and 6)
Shareholders’ equity:
Preferred stock, without par value
Authorized - 1,000 shares
Issued and outstanding – none	—	—
Common stock, $1.00 par value
Authorized - 20,000 shares
Issued and outstanding – 9,986 in 2005 and 10,002 in 2004	10,043	10,059
Capital in excess of par value	14,394	14,506
Retained earnings	25,889	26,832
Accumulated other comprehensive loss	(2,064)	(2,733)

Total shareholders’ equity	48,262	48,664

	$72,963	$74,942

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the years ended October 28, 2005, October 29, 2004, and October 31, 2003

(in thousands, except share and per share amounts)

	2005	2004	2003
Net sales	$130,845	$137,865	$136,251

Cost of products sold, excluding depreciation	85,455	90,306	86,211
Selling, general and administrative expenses	43,393	43,728	43,776
Depreciation	4,251	4,345	4,313
Gain on sale of equity securities	—	(553)	—

	133,099	137,826	134,300

(Loss) income before taxes	(2,254)	39	1,951
(Benefit) provision for taxes on income	(1,311)	15	741

Net (loss) income	$(943)	$24	$1,210

Basic (loss) earnings per share	$(0.09)	$—	$0.12

Shares used to compute basic (loss) earnings per share	9,994,816	10,131,570	10,381,477

Diluted (loss) earnings per share	$(0.09)	$—	$0.12

Shares used to compute diluted (loss) earnings per share	9,994,816	10,131,570	10,381,477

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the years ended October 28, 2005, October 29, 2004, and October 31, 2003

(in thousands, except per share amounts)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance, November 1, 2002	10,448	$10,505	$17,475	$27,776	$(1,366)	$54,390
Shares repurchased and retired	(172)	(172)	(1,135)			(1,307)
Cash dividends paid ($.16 per share)				(1,665)		(1,665)
Net income				1,210		1,210
Other comprehensive (loss):
Minimum pension liability					(295)	(295)

Comprehensive income						915

Balance, October 31, 2003	10,276	10,333	16,340	27,321	(1,661)	52,333
Shares repurchased and retired	(274)	(274)	(1,834)			(2,108)
Cash dividends paid ($.05 per share)				(513)		(513)
Net income				24		24
Other comprehensive income (loss):
Unrealized gain on investment					25	25
Minimum pension liability					(1,097)	(1,097)

Comprehensive loss						(1,048)

Balance, October 29, 2004	10,002	10,059	14,506	26,832	(2,733)	48,664
Shares repurchased and retired	(16)	(16)	(112)			(128)
Net loss				(943)		(943)
Other comprehensive income (loss):
Unrealized gain on investment					30	30
Minimum pension liability					639	639

Comprehensive loss						(274)

Balance, October 28, 2005	9,986	$10,043	$14,394	$25,889	$(2,064)	$48,262

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended October 28, 2005, October 29, 2004, and October 31, 2003

(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net (loss) income	$(943)	$24	$1,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,251	4,345	4,313
Provision (recovery) on losses on accounts receivable	(578)	(246)	915
(Gain) loss on sale of property, plant and equipment	(11)	(11)	48
(Gain) on sale of equity securities	—	(553)	—
Provision for asset impairment	—	54	—
Deferred income taxes, net	(571)	(601)	1,970
Changes in operating assets and liabilities:
Accounts receivable	2,243	1,346	(622)
Inventories	1,154	(4,445)	(471)
Prepaid expenses	78	(619)	28
Income taxes receivable	179	732	1,005
Other non-current assets	(761)	(74)	(1,075)
Accounts payable	69	(968)	749
Accrued payroll, advertising and other expenses	(533)	930	269
Income taxes payable	(913)	913	—
Current portion of non-current liabilities	553	(699)	(329)
Non-current liabilities	298	780	(81)

Net cash provided by operating activities	4,515	908	7,929

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	28	35	26
Proceeds from sale of equity securities	—	898	—
Additions to property, plant and equipment	(2,032)	(3,444)	(3,092)

Net cash used in investing activities	(2,004)	(2,511)	(3,066)

Cash used in financing activities:
Shares repurchased	(128)	(2,108)	(1,307)
Cash dividends paid	—	(513)	(1,665)

Cash used in financing activities	(128)	(2,621)	(2,972)

Net increase (decrease) in cash and cash equivalents	2,383	(4,224)	1,891

Cash and cash equivalents at beginning of year	7,972	12,196	10,305

Cash and cash equivalents at end of year	$10,355	$7,972	$12,196

Cash paid for income taxes	$687	$39	$3

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

Concentrations of credit risk

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial, although losses in fiscal year 2002 were significant due to a bankruptcy of a significant customer. The carrying amount of cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate fair market value due to the short maturity of these instruments. The Company maintains cash balances at financial institutions, which may at times, exceed the amounts insured by the Federal Deposit Insurance Corporation of $100,000 per institution. However, management does not believe there is significant credit risk associated with these financial institutions. The provision for doubtful accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. Sales to Wal-Mart® comprised 13.8% of revenues in fiscal year 2005 and 13.6% of accounts receivable is due from Wal-Mart® at October 28, 2005. Sales to Wal-Mart® comprised 14.6% of revenues in fiscal year 2004.

Business segments

The Company and its subsidiaries operate in two business segments – the processing and distribution of frozen foods, and the processing and distribution of refrigerated and snack food products.

Fiscal year

The Company maintains its accounting records on a 52-53 week fiscal basis. Fiscal years 2003, 2004 and 2005 include 52 weeks each.

Revenues

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are primarily delivered to customers through the Company’s own fleet or through a Company owned direct store delivery system. These costs, $6,382, $6,514 and $6,877 for 2005, 2004 and 2003, respectively, are included in selling, general and administrative expenses in the accompanying statements. The Company records promotional and returns allowances based on recent and historical trends.

Cash equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include short-term taxable auction rate securities, money market funds, and treasury bills of $10,856 at October 28, 2005 and $7,215 at October 29, 2004.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Major renewals and betterments are charged to the asset accounts while the cost of maintenance and repairs is charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is credited or charged to income. Depreciation is computed on a straight-line basis over 10 to 20 years for buildings and improvements, 5 to 10 years for machinery and equipment and 3 to 5 years for transportation equipment.

Income taxes

Deferred taxes are provided for items whose financial and tax bases differ. A valuation allowance is provided against deferred tax assets when it is expected that it is more likely than not that the related asset will not be fully realized.

The Company released a portion of their tax reserve for state tax estimates during fiscal 2005 as the amount is not probable nor can it be reasonably estimated in accordance with Statement of Financial Accounting Standards (SFAS No. 5), “Accounting for Contingencies”. The Company provides tax reserves for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective estimate. Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations.

Stock-based compensation

Statement of Financial Accounting Standards (SFAS No. 123), “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation for stock options is measured as the excess, if any, of the fair market value of the Company’s stock price at the date of grant as determined by the Board of Directors over the amount an employee must pay to acquire the stock. No grants, exercises, forfeitures or expirations have occurred during fiscal years 2005, 2004 and 2003.

The following balances are reflected as of October 28, 2005:

Options Outstanding Exercise price	Shares	Weighted average remaining life (years)	Options Exercisable Weighted average exercise price	Shares	Weighted average exercise price
$10	250,000	3.5	$10	250,000	$10

The following balances are reflected as of October 29, 2004:

Options Outstanding Exercise price	Shares	Weighted average remaining life (years)	Options Exercisable Weighted average exercise price	Shares	Weighted average exercise price
$10	250,000	4.5	$10	250,000	$10

The following balances are reflected as of October 31, 2003:

Options Outstanding Exercise price	Shares	Weighted average remaining life (years)	Options Exercisable Weighted average exercise price	Shares	Weighted average exercise price
$10	250,000	5.5	$10	250,000	$10

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

	For the year ended
	October 28, 2005	October 29, 2004	October 31, 2003
Net (loss) income as reported	$(943)	$24	$1,210
Deduct: Pro forma compensation expense, net of tax	—	—	74

Pro forma net (loss) income	$(943)	$24	$1,136

Basic and diluted (loss) earnings per share as reported	$(0.09)	$—	$0.12
Pro forma basic and diluted (loss) earning per share	$(0.09)	$—	$0.11
Weighted average shares outstanding, basic	9,994,816	10,131,570	10,381,477
Weighted average shares outstanding, diluted	9,994,816	10,131,570	10,381,477

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

Foreign currency transactions

The Company’s foreign branch located in Canada enters into transactions that are denominated in a foreign currency. The related transaction gains and losses arising from changes in exchange rates are not material and are included in selling, general and administrative expenses in the consolidated statement of income in the period the transaction occurred.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss), the additional minimum pension liability adjustment and unrealized gains on equity securities. The Company’s cost basis in the stock is equal to the fair market value at the date of issuance. During fiscal years 2005, 2004 and 2003 the Company recognized a minimum pension liability in accordance with the provisions of SFAS No. 87 “Employers’ Accounting for Pensions”. The impact of this transaction has been recorded as a component of shareholders’ equity, net of tax. No effect has been given to these transactions in the statement of cash flows.

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

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial although losses in fiscal year 2002 were significant. The provision for doubtful accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. Sales to Wal-Mart® comprised 13.8% of revenues in fiscal year 2005 and 13.6% of accounts receivable is due from Wal-Mart® at October 28, 2005.

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

NOTE 2- Composition of Certain Financial Statement Captions:

	2005	2004
Inventories:
Meat, ingredients and supplies	$6,433	$7,232
Work in process	2,293	1,902
Finished goods	12,598	13,344

	$21,324	$22,478

Property, plant and equipment:
Land	$1,840	$1,840
Buildings and improvements	13,137	13,128
Machinery and equipment	38,318	36,890
Asset impairment reserve	(54)	(54)
Transportation equipment	9,996	10,276
Construction in process	2,013	1,795

	65,250	63,875
Accumulated depreciation	(50,731)	(47,120)

	$14,519	$16,755

Other non-current assets:
Cash surrender value benefits	$10,142	$9,772
Intangible asset	97	118

	$10,239	$9,890

Accrued payroll, advertising and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$3,526	$4,164
Accrued advertising and broker commissions	621	635
Property taxes	477	500
Others	690	548

	$5,314	$5,847

Current portion of non-current liabilities:
Incentive compensation	$414	$696
Accrued pension	1,800	991
Other accrued retirement plans	507	475
Others	—	6

	$2,721	$2,168

Non-current liabilities:
Incentive compensation	$395	$711
Accrued pension	7,984	8,346
Other accrued retirement plans	4,042	4,246
Post retirement healthcare	439	310

	$12,860	$13,613

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

Net pension cost consisted of the following:

	2005	2004	2003
Service cost	$1,680	$1,435	$1,177
Interest cost	1,803	1,704	1,523
Expected return on plan assets	(1,406)	(1,295)	(1,108)
Amortization of unrecognized loss	370	300	226
Amortization of transition asset (15.2 years)	—	(68)	(76)
Amortization of unrecognized prior service costs	42	41	41

Net pension cost	$2,489	$2,117	$1,783

Net pension cost is determined using assumptions as of the beginning of each fiscal year. Weighted average assumptions for the fiscal years are as follows:

	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%
Rate of increase in salary levels	3.75%	3.75%	3.75%
Expected return on plan assets	8.00%	8.00%	8.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	2005	2004
Change in benefit obligations:
Benefit Obligations - beginning of year	$33,151	$27,489
Service Cost	1,680	1,434
Interest Cost	1,803	1,705
Actuarial (Gain) Loss	(2,865)	2,971
Benefits Paid	(574)	(448)
Plan Amendments	20	—

Benefit Obligations - end of year	33,215	33,151

Change in plan assets:
Fair value of plan assets - beginning of year	17,721	16,296
Employer Contributions	991	848
Actual return on plan assets	1,303	1,025
Benefits Paid	(574)	(448)

Fair value of plan assets - end of year	19,441	17,721

Funded Status of the plans	(13,774)	(15,430)
Unrecognized prior service costs	97	118
Unrecognized net actuarial loss	7,351	10,484
Unrecognized net transition asset	—	—
Additional accrued minimum liability	(3,458)	(4,509)

Accrued pension cost	(9,784)	(9,337)

The accumulated benefit obligation is $29,225 and $27,058 at October 28, 2005 and October 29, 2004, respectively.

The benefit obligation is determined using assumptions as of the end of each fiscal year. Weighted average assumptions as of the fiscal years ended are as follows:

	2005	2004
Discount rate	6.00%	5.75%
Rate of increase in salary levels	3.75%	3.75%

Adverse investment results have been experienced in recent years. In addition, the discount rate used to value the projected benefit obligation was raised to 6.00% compared to 5.75% in the prior fiscal year. These factors resulted in an additional minimum liability that has been recorded as a reduction of shareholders’ equity in the accompanying balance sheet.

Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted-average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. The compensation increase assumption is based upon historical patterns of salary increases and management’s expectation of future salary increases for plan participants. The expected Company contribution to the plan in fiscal year 2006 is $1,800.

The actual allocations as of the fiscal years ended and target allocation for plan assets are as follows:

Asset Class	2005	2004	Target Asset Allocation
Large Cap Equities	66.0%	63.8%	55.0%
Mid Cap Equities	0.0%	0.0%	5.0%
Small Cap Equities	0.0%	0.0%	5.0%
Fixed Income	29.8%	29.9%	35.0%
Cash	4.2%	6.3%	0.0%

Total	100.0%	100.0%	100.0%

Expected payments for the pension benefits are as follows:

	Pension Benefits	Other Postretirement Benefits
Fiscal 2006	$917	$507
Fiscal 2007	$962	$506
Fiscal 2008	$1,108	$506
Fiscal 2009	$1,190	$506
Fiscal 2010	$1,279	$506
Fiscal 2011-2015	$9,048	$4,745

Net amounts recognized as of the end of each fiscal year are as follows:

	2005	2004
Accrued benefit cost	$(9,784)	$(9,337)
Intangible asset	96	118
Accumulated other comprehensive income	3,361	4,390

	$(6,327)	$(4,829)

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

Employees receive vested amounts upon death, termination or attainment of retirement age. Total benefit expense recorded under these plans for fiscal years 2005, 2004 and 2003 was $9, $0, and $71, respectively. Benefits payable related to these plans and included in other non-current liabilities in the accompanying financial statements were $4,041 and $4,246 at October 28, 2005 and October 29, 2004, respectively. In connection with this arrangement the Company is the beneficiary of life insurance policies on the lives of certain key employees. The aggregate cash surrender value of these policies, included in non-current assets, was $10,142 and $9,772 at October 28, 2005 and October 29, 2004, respectively.

The Company provides an incentive compensation plan for certain key executives, which is based upon the Company’s pretax income and return on shareholders’ equity. The payment of these amounts is generally deferred over a five-year period. The total amount payable related to this arrangement was $809 and $1,407 at October 28, 2005 and October 29, 2004, respectively. Future payments are approximately $395, $185, $141, $50 and $20 for fiscal years 2006 through 2010, respectively.

The Company provides postretirement health care benefits for selected executive employees. The approximate amounts for postretirement health care benefits are $439 and $310 are included in non-current liabilities at October 28, 2005 and October 29, 2004, respectively. On January 12, 2004, the Financial Accounting Standards Board issued a Staff Position which allows employers to recognize or defer the effect of the new Medicare Act on their financial statements. The Company has deferred the recognition of the subsidy and will reflect it in future OPEB calculations.

Net periodic postretirement benefit cost consisted of the following:

2005
Service cost	$14
Interest cost	63
Return on plan assets	0
Amortization of unrecognized loss	0
Amortization of prior service cost	75
Amortization of actuarial (gain) / loss	15

Net periodic postretirement benefit cost	$167

Net periodic postretirement benefit cost is determined using assumptions as of the beginning of each fiscal year. Weighted average assumptions for the fiscal year ended October 28, 2005 are as follows:

2005
Discount rate	6.00%
Medical trend rate next year	11.0%
Ultimate trend rate	5.00%
Year ultimate trend rate is achieved	2011

Effect of a 1% increase in health care cost trend rate on:

2005
Interest cost plus service cost	$10
Accumulated postretirement benefit obligation	$121

Effect of a 1% decrease in health care cost trend rate on:

2005
Interest cost plus service cost	$(8)
Accumulated postretirement benefit obligation	$(101)

The benefit obligation and funded status of this plan as of the fiscal year ended October 28, 2005 is as follows:

2005
Change in accumulated postretirement benefit obligation:
Benefit Obligations - beginning of year	1,164
Service Cost	14
Interest Cost	63
Actuarial (Gain) Loss	(61)
Benefits Paid	(37)
Plan Amendments	0

Benefit Obligations - end of year	1,143

Funded Status of the plans	1,143
Unrecognized prior service costs	(447)
Unrecognized net actuarial loss	(257)
Unrecognized net transition asset	—

Accrued postretirement benefit cost	439

Expected payments for the postretirement benefits are as follows:

Postretirement Benefits
Fiscal 2006	$75
Fiscal 2007	$78
Fiscal 2008	$80
Fiscal 2009	$82
Fiscal 2010-2014	$406

The Company’s 1999 Stock Incentive Plan (“the Plan”) was approved by the Board of Directors on January 11, 1999 and 275,000 options were granted on April 29, 1999. During fiscal year 2000, 25,000 options were canceled. Under the Plan, the maximum aggregate number of shares which may be optioned and sold is 900,000 shares of common stock, subject to adjustment upon changes in capitalization or merger. Generally, options granted under the plan vest in annual installments over four years following the date of grant (as determined by the Board of Directors) subject to the optionee’s continuous service. Options expire ten years from the date of grant with the exception of an incentive stock option granted to an optionee who owns stock representing more than 10% of the voting power of all classes of stock of the Company, in which case the term of the option is five years. Options generally terminate three months after termination of employment or one year after termination due to permanent disability or death. Options are generally granted at a fair market value determined by the Board of Directors subject to the following:

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

No options have been granted, exercised, canceled or forfeited for the last four fiscal years.

As of October 28, 2005, 250,000 options were outstanding at an exercise price of $10.00 per share.

NOTE 4- Income Taxes:

The provision for taxes on income includes the following:

	2005	2004	2003
Current:
Federal	$(1,262)	$1,174	$(1,137)
State	(208)	99	(92)

	(1,470)	1,273	(1,229)

Deferred:
Federal	318	(1,358)	1,930
State	(159)	100	40

	159	(1,258)	1,970

	$(1,311)	$15	$741

The total tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	2005	2004	2003
(Benefit) provision for federal income taxes at the applicable statutory rate	$(766)	$13	$663
(Decrease) increase in provision resulting from state income taxes, net of federal income tax benefit	(90)	1	52
Tax reserve release	(330)	—	—
Non-taxable life insurance gain	(202)	—	—
Other, net	77	1	26

	$(1,311)	$15	$741

Deferred income taxes result from differences in the bases of assets and liabilities for tax and accounting purposes.

	2005	2004
Receivables allowance	$187	$425
Inventory capitalization	343	359
Incentive compensation	158	263
Franchise tax	2	2
Employee benefits	1,098	1,401
Other	(190)	(121)

Current tax assets, net	$1,598	$2,329

Incentive compensation	$158	$270
Pension and health care benefits	4,834	4,798
Depreciation	(835)	(1,193)
Net operating loss carry-forward (Expires fiscal 2025)	310	—
Asset impairment reserve	—	21

Non-current tax assets, net	$4,467	$3,896

The Company has determined, based on available evidence, that it is more likely than not that the deferred tax assets will be realized. No valuation allowance was provided against deferred tax assets in the accompanying statements. The Company recognized a net operating loss carry-forward (before tax effect) in the fiscal year ended October 28, 2005 in the amount of $912 which expires in fiscal year 2025.

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

NOTE 6- Contingencies and Commitments:

The Company leases certain transportation and computer equipment under operating leases. The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. Minimum rental payments were $330 in fiscal year 2005, $379 in fiscal year 2004 and $400 in fiscal year 2003. Contingent payments were $132 in fiscal year 2005, $153 in fiscal year 2004 and $168 in fiscal year 2003. Future minimum lease payments are approximately $394 in the each of the years 2006 through 2009 and $330 in 2010.

NOTE 7- Segment Information:

The Company has two reportable operating segments, Frozen Food Products (the processing and distribution of frozen products), and Refrigerated and Snack Food Products (the processing and distribution of refrigerated meat and other convenience foods).

The Company evaluates each segment’s performance based on revenues and operating income. Selling and general administrative expense include corporate accounting, information systems, human resource and marketing management at the corporate level. These activities are allocated to each operating segment based on revenues and/or actual usage.

The following segment information is for the years ended October 28, 2005, October 29, 2004, and October 31, 2003:

2005	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$47,168	$83,677	$—	$—	$130,845
Intersegment sales	—	4,038	—	(4,038)	—

Net sales	47,168	87,715	—	(4,038)	130,845

Cost of products sold, excluding depreciation	26,479	63,014	—	(4,038)	85,455
Selling, general and administrative expenses	13,160	30,233	—	—	43,393
Depreciation	1,865	2,386	—	—	4,251

	41,504	95,633	—	(4,038)	133,099

Income before taxes	5,664	(7,918)	—	—	(2,254)
Provision for taxes on income	2,004	(3,315)	—	—	(1,311)

Net income (loss)	$3,660	$(4,603)	$—	$—	$(943)

Total assets	$12,394	$32,747	$27,822	$—	$72,963
Additions to property, plant and equipment	$549	$1,419	$64	$—	$2,032

2004	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$44,240	$93,625	$—	$—	$137,865
Intersegment sales	—	3,943	—	(3,943)	—

Net sales	44,240	97,568	—	(3,943)	137,865

Cost of products sold, excluding depreciation	25,644	68,605	—	(3,943)	90,306
Selling, general and administrative expenses	13,541	30,187	—	—	43,728
Gain on sale of equity securities	—	(553)	—	—	(553)
Depreciation	1,967	2,378	—	—	4,345

	41,152	100,617	—	(3,943)	137,826

Income before taxes	3,088	(3,049)	—	—	39
Provision for taxes on income	1,173	(1,158)	—	—	15

Net income (loss)	$1,915	$(1,891)	$—	$—	$24

Total assets	$12,943	$36,433	$25,566	$—	$74,942
Additions to property, plant and equipment	$211	$3,149	$84	$—	$3,444

2003	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$45,765	$90,486	$—	$—	$136,251
Intersegment sales	—	4,815	—	(4,815)	—

Net sales	45,765	95,301	—	(4,815)	136,251

Cost of products sold, excluding depreciation	25,901	65,125	—	(4,815)	86,211
Selling, general and administrative expenses	13,606	30,170	—	—	43,776
Gain on sale of equity securities	—	—	—	—	—
Depreciation	1,995	2,318	—	—	4,313

	41,502	97,613	—	(4,815)	134,300

Income before taxes	4,263	(2,312)	—	—	1,951
Provision for taxes on income	1,620	(879)	—	—	741

Net income (loss)	$2,643	$(1,433)	$—	$—	$1,210

Total assets	$14,514	$32,599	$28,814	$—	$75,927
Additions to property, plant and equipment	$634	$2,351	$107	$—	$3,092

NOTE 8- Unaudited Interim Financial Information

	2005
	January 21	April 15	July 8	October 28
	(12 weeks)	(12 weeks)	(12 weeks)	(16 weeks)
Net sales	$33,591	$27,714	$27,656	$41,884
Income (loss) before taxes	(316)	(1,049)	66	(955)
Net income (loss)	(196)	(650)	243	(340)
Basic earnings (loss) per share	$(0.02)	$(0.07)	$0.03	$(0.03)

	2004
	January 23	April 16	July 9	October 29
	(12 weeks)	(12 weeks)	(12 weeks)	(16 weeks)
Net sales	$35,322	$30,541	$29,756	$42,246
Income (loss) before taxes	(222)	(336)	(1,005)	1,602
Net income (loss)	(138)	(209)	(623)	994
Basic earnings (loss) per share	$(0.01)	$(0.02)	$(0.06)	$0.10

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

/s/ PricewaterhouseCoopers LLP

Orange County, California

January 27, 2005

BRIDGFORD FOODS CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Allowance for Doubtful Accounts
	Balance at Beginning of year	Changes in Provisions for Doubtful Accounts Receivable	Accounts Written Off Less Recoveries	Balance at Close of Period
Year ended October 31, 2003	$3,419	$915	$2,905	$1,429
Year ended October 29, 2004	$1,429	$(246)	$65	$1,118
Year ended October 28, 2005	$1,118	$(578)	$72	$468

	Promotional Allowances
	Balance at Beginning of year	Allowance for Accruals	Promotions Incurred	Balance at Close of Period
Year ended October 31, 2003	$1,186	$6,136	$5,475	$1,847
Year ended October 29, 2004	$1,847	$6,140	$5,619	$2,368
Year ended October 28, 2005	$2,368	$5,260	$5,536	$2,092