Form 10-Q
period 2006-01-20
BRIDGFORD FOODS CORP
filed 2006-03-06
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 20, 2006

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

Yes  ☐    No  ☒

As of March 3, 2006 the registrant had 9,998,000 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Page
Part I. Financial Information

Item 1. Financial Statements

a. Consolidated Condensed Balance Sheets at January 20, 2006 (unaudited) and October 28, 2005	3

b. Consolidated Condensed Statements of Operations for the twelve weeks ended January 20, 2006 and January 21, 2005 (unaudited)	4

c. Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the twelve weeks ended January 20, 2006 and January 21, 2005 (unaudited)	4

d. Consolidated Condensed Statements of Cash Flows for the twelve weeks ended January 20, 2006 and January 21, 2005 (unaudited)	5

e. Notes to Consolidated Condensed Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6. Exhibits	14

Signatures	15

Items 1 and 3-5 of Part II. have been omitted because they are not applicable with respect to the current reporting period.

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	January 20 2006	October 28 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,472	$10,355
Accounts receivable, less allowance for doubtful accounts of $541 and $468, respectively, and promotional allowances of $1,776 and $2,092, respectively	9,808	9,508
Inventories (Note 2)	16,900	21,324
Prepaid expenses and other current assets	3,146	2,551

Total current assets	42,326	43,738
Property, plant and equipment, less accumulated depreciation of $51,622 and $50,731	14,147	14,519
Other non-current assets	14,773	14,706

	$71,246	$72,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,406	$3,806
Accrued payroll, advertising and other expenses	7,845	8,035

Total current liabilities	10,251	11,841

Non-current liabilities	12,768	12,860

Commitments (Note 6)
Shareholders’ equity:
Preferred stock, without par value Authorized - 1,000 shares Issued and outstanding - none	—	—
Common stock, $1.00 par value Authorized - 20,000 shares Issued and outstanding - 9,968 and 9,986 shares	10,025	10,043
Capital in excess of par value	14,283	14,394
Retained earnings	25,752	25,889
Accumulated other comprehensive loss	(1,833)	(2,064)

	48,227	48,262

	$71,246	$72,963

See accompanying notes to consolidated condensed financial statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	(in thousands, except per share amounts)
	12 weeks ended	12 weeks ended
	January 20 2006	January 21 2005
Net sales	$34,575	$33,591

Cost of products sold, excluding depreciation	23,553	22,571
Selling, general and administrative expenses	10,370	10,308
Depreciation	892	1,028

	34,815	33,907

Loss before taxes	(240)	(316)
Income tax benefit	(103)	(120)

Net loss	($137)	($196)

Basic and diluted loss per share	($.01)	($.02)

Basic and diluted shares computed	9,973	10,000

Item 1. c.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Common Stock		Capital in excess of par	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
October 28, 2005	9,986	$10,043	$14,394	$25,889	($2,064)	$48,262
Shares repurchased	(18)	(18)	(111)			(129)
Cash dividends ($.00 per share)						—
Net loss				(137)		(137)
Other comprehensive income (loss):
Unrealized gain on investment					11	11
Minimum pension liability					220	220

Comprehensive loss						94

January 20, 2006	9,968	$10,025	$14,283	$25,752	($1,833)	$48,227

See accompanying notes to consolidated condensed financial statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	12 weeks ended	12 weeks ended
	January 20 2006	January 21 2005
	(in thousands)	(in thousands)
Cash flows from operating activities:
Net loss	($137)	($196)
Income charges not affecting cash:
Depreciation	892	1,028
Recovery on losses on accounts receivable	(274)	(117)
Effect on cash of changes in assets and liabilities:
Accounts receivable, net	(26)	1,370
Inventories	4,424	3,046
Prepaid expenses and other current assets	(585)	(214)
Other non-current assets	(211)	(97)
Accounts payable	(1,400)	200
Accrued payroll, advertising and other expenses	(190)	(1,393)
Income taxes payable	0	(913)
Non-current liabilities	272	170

Net cash provided by operating activities	2,765	2,884

Cash used in investing activities:
Additions to property, plant and equipment	(519)	(341)

Cash used in financing activities:
Shares repurchased	(129)	(21)

Net cash used in financing activities	(129)	(21)

Net increase in cash and cash equivalents	2,117	2,522
Cash and cash equivalents at beginning of period	10,355	7,972

Cash and cash equivalents at end of period	$12,472	$10,494

Cash paid for income taxes	$0	$684

See accompanying notes to consolidated condensed financial statements.

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts)

Note 1 - The Company and Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the “Company”) for the twelve weeks ended January 20, 2006 and January 21, 2005 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2005 (the “Annual Report”) and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results to be expected for the full year.

Note 2 - Inventories:

Inventories are comprised as follows at the respective periods:

	January 20 2006	October 28 2005
Meat, ingredients and supplies	$6,435	$6,433
Work in progress	983	2,293
Finished goods	9,482	12,598

	$16,900	$21,324

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. The Statement requires abnormal amounts of inventory costs related to amounts of idle freight, handling costs and spoilage be recognized as current period expenses. The standard is effective for fiscal years beginning after June 15, 2005 with early application permitted. The Company's policy has always been to handle inventory costs in a manner consistent with the provisions of this Statement, and, therefore, had no impact on adoption.

Note 3 - Basic and diluted earnings per share:

The Company had 250,000 employee stock options outstanding during the twelve week periods ended January 20, 2006 and January 21, 2005. The effect of the employee stock options outstanding for the twelve weeks ended January 20, 2006 and January 21, 2005 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be anti-dilutive.

Note 4 - Retirement and Other Benefit Plans:

The Company has noncontributory-trusteed defined benefit retirement plans for sales, administrative, supervisory and certain other employees. The benefits under these plans are primarily based on years of service and compensation levels. The Company's funding policy is to contribute annually the maximum amount deductible for federal income tax purposes, without regard to the plans' unfunded current liability. The measurement date for the plans is the Company's fiscal year end.

Net pension cost consisted of the following:

	12 weeks ended	12 weeks ended
	January 20 2006	January 21 2005
Service cost	$398	$387
Interest cost	440	425
Expected return on plan assets	(353)	(323)
Amortization of net loss from earlier periods	60	99
Amortization of unrecognized prior service cost	9	9

Net pension cost	$554	$597

The Company intends to contribute $1,800 to the plans during July of 2006.

Note 5 - Stock-Based Compensation:

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R requires public companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. The Statement also clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS No. 123R became effective for the Company's fiscal year ending November 3, 2006. The Company has not issued, awarded, granted or entered into any stock -based payment agreements since April 29, 1999. The prospective adoption of SFAS No. 123R did not have any impact on the Company's financial condition or results of operations for the first twelve weeks ended January 20, 2006.

Prior to adoption of SFAS No. 123R, the Company adopted SFAS No. 123 “Accounting for Stock-Based Compensation” which allowed the Company to apply the provisions of Accounting Principles Board (“APB” Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation and, therefore, no compensation expense was recognized for its fixed stock option plans as options are generally granted at fair market value based upon the closing price on the date immediately preceding the grant date. On December 31, 2002 the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation- Transition and Disclosure”, which amended SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. Accordingly, if compensation expense for the Company's stock options had been recognized, based upon the fair value of awards granted, there would have been no impact on the Company's net income and earnings per share, for the first twelve weeks ending January 21, 2005.

No options were granted during the first twelve weeks of the fiscal year ending November 3, 2006 and during the first twelve weeks of the fiscal year ended October 28, 2005.

Note 6 - Commitments:

The Company leases certain transportation and computer equipment under operating leases. The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. No material changes have been made to these contracts during the first twelve weeks of fiscal 2006.

Note 7 - Segment Information:

The Company has two reportable operating segments, Frozen Food Products (the processing and distribution of frozen products) and Refrigerated and Snack Food Products (the processing and distribution of refrigerated meat and other convenience foods).

The Company evaluates each segment's performance based on revenues and operating income. Selling, general and administrative expenses include corporate accounting, information systems, human resource management and marketing, which are managed at the corporate level. These activities are allocated to each operating segment based on revenues and/or actual usage.

The following segment information is presented for the twelve week periods ended January 20, 2006 and January 21, 2005.

Twelve Weeks Ended January 20, 2006	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$12,104	$22,471	$—	$—	$34,575
Intersegment sales	—	717	—	717	—

Net sales	12,104	23,188	—	717	34,575

Cost of products sold, excluding depreciation	7,630	16,640	—	717	23,553
Selling, general and administrative expenses	3,521	6,849	—	—	10,370
Depreciation	290	503	99	—	892

	11,441	23,992	99	717	34,815

Income (loss) before taxes	663	(804)	(99)	—	(240)
Provision (benefit) for taxes on income	236	(339)	—	—	(103)

Net income (loss)	$427	$(465)	$(99)	$—	$(137)

Total assets	$11,405	$29,406	$30,435	$—	$71,246
Additions to property, plant and equipment	$70	$428	$21	$—	$519

Twelve Weeks Ended January 21, 2005	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$11,014	$22,577	$—	$—	$33,591
Intersegment sales	—	501	—	501	—

Net sales	11,014	23,078	—	501	33,591

Cost of products sold, excluding depreciation	6,373	16,699	—	501	22,571
Selling, general and administrative expenses	3,034	7,274	—	—	10,308
Depreciation	399	527	102	—	1,028

	9,806	24,500	102	501	33,907

Income (loss) before taxes	1,208	(1,422)	(102)	—	(316)
Provision (benefit) for taxes on income	447	(567)	—	—	(120)

Net income (loss)	$761	$(855)	$(102)	$—	$(196)

Total assets	$11,551	$32,920	$27,927	$—	$72,398
Additions to property, plant and equipment	$101	$186	$54	$—	$341

Note 8 - Subsequent Events:

On February 22, 2006 the Company sold 5,028 shares of common stock of Sears Holdings Corporation received as the result of the bankruptcy of a significant customer. This transaction resulted in a pre-tax gain of $106,000 and a reduction in other comprehensive income of $67,000.

Item 2.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, the Company may from time to time make oral forward-looking statements. Words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “contribute” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q and in Bridgford Foods’ Annual Report on Form 10-K for the fiscal year ended October 28, 2005. Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The Company expressly disclaims any intent or obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Risk Factors

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Amounts estimated related to liabilities for pension costs, self-insured workers’ compensation and employee healthcare are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts not originally estimated. An actuary updates the pension and post-retirement healthcare data on a quarterly basis. Management believes its current estimates are reasonable and based on the best information available at the time.

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial although losses in fiscal year 2002 were significant. The Company recorded the final payment recovery related to its fiscal year 2002 loss in its first quarter of 2006, receiving 2,939 shares of stock of Sears Holdings Corporation valued at $344,000. The provision for doubtful accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. Wal-Mart® comprised 12.2% of revenues and 17.7% of accounts receivable at the end of the first quarter of fiscal year 2006. Wal-Mart® comprised 13.8% of revenues and 18.0% of accounts receivable in the first quarter of fiscal year 2005.

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

The Company’s operating results are heavily dependent upon the prices paid for raw materials. Other significant factors that influence operating results include transportation and energy costs. The marketing of the Company’s value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets, transportation costs and energy prices.

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

Results of Operations for the Twelve Weeks ended January 20, 2006 and Twelve Weeks ended January 21, 2005.

Net Sales

Net sales increased by $984,000 (2.9%) to $34,575,000 in the first twelve weeks of the 2006 fiscal year compared to the same twelve-week period last year. The primary reason for the increase was higher unit selling prices between comparative quarters. Average unit selling prices were approximately 3.5% higher than the comparative period in the prior fiscal year. Lower unit volume partially offset the higher unit prices obtained.

Compared to the prior sixteen-week period ended October 28, 2005 (not shown), average weekly sales increased $264,000 (10.1%). The increase primarily relates to higher unit sales volume during the first twelve weeks of the 2006 fiscal year compared to the prior fiscal year. Average unit selling prices were also higher than in the prior sixteen-week period contributing to the sales increase.

Cost of Products Sold

Cost of products sold increased by $982,000 (4.4%) to $23,553,000 in the first twelve weeks of the 2006 fiscal year compared to the same twelve-week period in fiscal 2005. The increase in cost of products sold is primarily related to the sales increase in the first twelve weeks of the 2006 fiscal year. The gross margin decreased slightly on a comparative basis due primarily to lower facility utilization, higher freight costs and exceptionally high utility costs. Facility utilization declined as a result of a planned reduction in field inventories in the first twelve weeks of the 2006 fiscal year. Flour commodity costs remained essentially flat during the first twelve weeks of the 2006 fiscal year when evaluated against the comparison period while pork commodities declined. The decline in pork commodities was insufficient to overcome the adverse factors noted above.

Compared to the prior sixteen-week period ended October 28, 2005 (not shown), the average weekly cost of products sold increased $226,000 (13.0%) for the first twelve weeks of fiscal year 2006. This increase is consistent with higher average sales volume and lower facility utilization, higher freight costs and exceptionally high utility costs experienced in the first twelve weeks of fiscal year 2006. These increases were partially offset by a slight reduction in meat commodity costs in the first twelve weeks of fiscal year 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $62,000 (0.6%) to $10,370,000 in the first twelve weeks of fiscal year 2006 compared to the same twelve-week period in the prior fiscal year. The rate of increase in this category did not correspond to the sales increase. Costs related to fuel and vehicle repairs rose at a higher rate as a percentage of sales than the prior fiscal year causing the slight increase. Favorable trends in bad debt expenses, gains related to life insurance policies and higher investment income partially offset these increases.

Compared to the prior sixteen-week period ended October 28, 2005 (not shown), average weekly selling, general and administrative expenses decreased by $4,000 (0.5%). The decrease in selling, general and administrative expenses as a percentage of sales primarily relates to a significant recovery related to a bad debt previously written off and continued favorable trends in bad debt expenses in general. The value of life insurance policies compared to the prior sixteen-week period increased significantly which also contributed to lower levels of expense. These positive trends were mitigated by significant increases in fuel and vehicle repair costs experienced during the first twelve weeks of fiscal 2006 compared to the prior period.

Depreciation Expense and Income Taxes

Depreciation expense decreased by $136,000 (13.2%) to $892,000 in the first twelve weeks of the 2006 fiscal year compared to the same twelve-week period in fiscal year 2005. The decrease in depreciation expense was due to lower capital expenditures in recent periods and assets becoming fully depreciated in the 2006 fiscal year.

Compared to the prior sixteen-week period ended October 28, 2005 (not shown), average weekly depreciation expense decreased $23,000 (23.5%) for the first twelve weeks of fiscal 2006 due to lower capital expenditures in recent periods and assets becoming fully depreciated in the 2006 fiscal year.

The effective income tax rate was 42.9% in the first twelve weeks of fiscal 2006 as compared to 38.0% in the prior fiscal year and 64.4% for the prior sixteen-week period. The change in the effective income tax rate relates to significant non-taxable gains on life insurance policies between comparison periods and the reduction of tax reserves in the previous sixteen-week period. The Company released a portion of tax reserves for state tax estimates during the last sixteen weeks of fiscal 2005 as the amount was no longer probable or reasonably estimated in accordance with Statement of Financial Accounting Standards (SFAS No. 5), “Accounting for Contingencies”.

Net Loss

Net loss in the twelve weeks ended January 20, 2006 was significantly affected by a non-taxable gain on life insurance policies in the amount of $210,000. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may produce losses of equal magnitude. Taxable investment income also increased on a comparative basis during the first twelve weeks of fiscal 2006 in the amount of $49,000 due to higher cash balances and an increase in short-term interest rates. After considering the effect of these transactions, the Company’s results were as follows:

	12 Weeks Ended January 20, 2006	12 Weeks Ended January 21, 2005
Net loss before life insurance gain and investment income	($522,000)	($436,000)
Life insurance gain and investment income	$282,000	$120,000

Loss before taxes	($240,000)	($316,000)
Income tax benefit	($103,000)	($120,000)

Net loss	($137,000)	($196,000)

The Company recorded a significant recovery related to a bad debt previously written off which contributed to a net favorable reduction in the allowance for doubtful accounts of $274,000 in the first twelve weeks of fiscal year 2006. Favorable trends in accounts receivable exposure in the first twelve weeks of fiscal year 2005 resulted in a favorable reduction of the allowance for doubtful accounts of $117,000. These financial transactions should not be considered an indicator of future performance and investors should not use these transactions to anticipate results or trends in future periods.

Liquidity and Capital Resources

Net cash from operating activities was $2,765,000 for the first twelve weeks of the 2006 fiscal year. The operating loss of $137,000 was offset principally by reductions in inventory. The substantial reduction in inventory in the first twelve weeks is consistent with normal seasonal trends and a planned reduction in field inventories. The Company utilized cash flow for additions to property, plant and equipment and share repurchases. The net effect of these events resulted in a cash and cash equivalents increase of $2,117,000 (20.4%) to $12,472,000. The additions to property, plant and equipment reflect the Company’s continued investment in processing, transportation and information technology equipment.

No cash dividends were paid during the first twelve weeks of the 2006 fiscal year as the Board of Directors suspended the quarterly cash dividend at its May 2004 meeting in recognition of lower profitability levels in recent quarters as was the policy during the prior year. The Company also repurchased 17,760 shares of its common stock for $129,000 during the first twelve weeks of fiscal year 2006. The average price per share of such repurchased shares was $7.26.

The Company remained free of interest bearing debt during the first twelve weeks of 2006. The Company’s revolving line of credit with Bank of America expires April 30, 2006 and provides for borrowings up to $2,000,000. The Company has not borrowed under this line for more than nineteen consecutive years.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not have significant foreign currency exposure at January 20, 2006. The Company’s financial instruments generally consist of cash and cash equivalents and life insurance policies at January 20, 2006. The Company also has an investment in shares of stock of Sears Holdings Corporation as a result of the bankruptcy of a significant customer. Unrealized gains and losses from this investment are recorded as “other comprehensive income (loss)” in the accompanying statements. Realized gains and losses upon the sale of this investment are recognized in the consolidated condensed statements of operations. These shares were sold on February 22, 2006 for $606,000. The Company will recognize a gain on this sale in the amount of $106,000 in the consolidated condensed statements of operations in the second twelve week period of fiscal year 2006 which ends April 14, 2006. The carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at January 20, 2006.

Item 4.

Controls and Procedures

Management of the Company, with the participation and under the supervision of the Company’s Chairman and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation the Chairman and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this periodic SEC filing to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Section 404 Sarbanes-Oxley Act of 2002

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will be effective for the Company’s fiscal year ending November 2, 2007. In order to comply with the Act, the Company is beginning a comprehensive effort, which includes the documentation and testing of its internal controls. As a result, the Company expects to incur substantial additional expenses and diversion of management’s time. During the course of these activities, the Company may identify certain internal control issues which management believes should be improved. These improvements, if necessary, will likely include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in the Company’s internal controls as defined by the Public Company Accounting Oversight Board, no assurances can be given regarding the outcome of these efforts. Additionally, control weaknesses may not be identified in a timely enough manner to allow remediation prior to the issuance of the auditor’s report on internal controls over financial reporting. Any failure to adequately comply could result in sanctions or investigations by regulatory authorities, which could harm the Company’s business or investors’ confidence in the Company.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by the Company of its common stock, for each of the three four-week periods included in the interim twelve-week period ended January 20, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 29, 2005 – November 25, 2005	11,094	$7.39	11,094	604,319
November 26, 2005 – December 23, 2005	5,361	$6.90	5,361	598,653
December 24, 2005 – January 20, 2006	1,305	$6.90	1,305	597,653

Total	17,760	$7.26	17,760

(1)	Period information is presented by reference to the Company’s fiscal period ends during the first quarter of fiscal 2006.

(2)	All repurchases reflected in the foregoing table were made on the open market. The Company’s stock repurchase program was approved by the Board of Directors in November 1999 (1,000,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005). Under the stock repurchase program, the Company is authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock on the open market.

Item 6.

Exhibits

Exhibit No.	Description
31.1	Certification of Chairman (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION (Registrant)

	By:	/s/ Raymond F. Lancy
March 6, 2006		Raymond F. Lancy
Date		Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)