Form 10-Q
period 2006-04-14
BRIDGFORD FOODS CORP
filed 2006-05-30
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 14, 2006

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

Yes ☐                    No ☒

As of May 30, 2006 the registrant had 9,964,000 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Part I. Financial Information

Item 1. Financial Statements

a. Consolidated Condensed Balance Sheets at April 14, 2006 (unaudited) and October 28, 2005

b. Consolidated Condensed Statements of Operations for the twelve and twenty-four weeks ended April 14, 2006 and April 15, 2005 (unaudited)

c. Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the twenty-four weeks ended April 14, 2006 (unaudited)

d. Consolidated Condensed Statements of Cash Flows for the twenty-four weeks ended April 14, 2006 and April 15, 2005 (unaudited)

e. Notes to Consolidated Condensed Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to Vote of Security Holders

Item 6. Exhibits

Signatures

Items 1, 3 and 5 of Part II. have been omitted because they are not applicable with respect to the current reporting period.

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	April 14	October 28
	2006	2005
	(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$17,567	$10,355
Accounts receivable, less allowance for doubtful accounts of $477 and $468, respectively, and promotional allowances of $1,664 and $2,092, respectively	7,981	9,508
Inventories (Note 2)	16,090	21,324
Prepaid expenses and other current assets	2,591	2,551

Total current assets	44,229	43,738

Property, plant and equipment, less accumulated depreciation of $52,515 and $50,731, respectively	13,750	14,519

Other non-current assets	14,729	14,706
	$72,708	$72,963

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,062	$3,806
Accrued payroll, advertising and other expenses	8,325	8,035

Total current liabilities	11,387	11,841

Non-current liabilities	12,807	12,860

Commitments (Note 6)

Shareholders’ equity:
Preferred stock, without par value Authorized - 1,000 shares Issued and outstanding - none	—	—

Common stock, $1.00 par value Authorized - 20,000 shares Issued and outstanding - 9,966 and 9,986 shares	10,023	10,043
Capital in excess of par value	14,268	14,394
Retained earnings	25,824	25,889
Accumulated other comprehensive loss	(1,601)	(2,064)
	48,514	48,262
	$72,708	$72,963

See accompanying notes to consolidated condensed financial statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
	12 weeks ended	12 weeks ended	24 weeks ended	24 weeks ended
	April 14	April 15	April 14	April 15
	2006	2005	2006	2005

Net sales	$28,305	$27,714	$62,880	$61,305

Cost of products sold, excluding depreciation	17,510	17,860	41,063	40,431

Selling, general and administrative expenses	9,841	9,874	20,211	20,182
Depreciation	892	1,029	1,784	2,057
Gain on sale of equity securities	(106)	—	(106)	—
	28,137	28,763	62,952	62,670

Income (loss) before taxes	168	(1,049)	(72)	(1,365)

Income tax provision (benefit)	96	(399)	(7)	(519)

Net income (loss)	$72	$(650)	$(65)	$(846)

Basic and diluted income (loss) per share	$.01	$(.07)	$0.00	$(.08)

Basic and diluted shares computed	9,966	9,998	9,970	9,999

Cash dividends paid per share	$.00	$.00	$.00	$.00

Item 1. c.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

					Accumulated
			Capital		other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par	earnings	income (loss)	Total
October 28, 2005	9,986	$10,043	$14,394	$25,889	$(2,064)	$48,262
Shares repurchased	(20)	(20)	(126)			(146)
Net loss				(65)		(65)
Other comprehensive income (loss):
Reclassification adjustment for gain included in net income					(56)	(56)
Minimum pension liability					519	519
Comprehensive income						398
April 14, 2006	9,966	$10,023	$14,268	$25,824	$(1,601)	$48,514

See accompanying notes to consolidated condensed financial statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	24 weeks ended	24 weeks ended
	April 14	April 15
	2006	2005
	(in thousands)	(in thousands)

Cash flows from operating activities:

Net loss	$(65)	$(846)

Income charges not affecting cash:
Depreciation	1,784	2,057
Recovery on losses on accounts receivable	(339)	(192)
Effect on cash of changes in assets and liabilities:
Accounts receivable, net	1,866	3,124
Inventories	5,234	4,586
Prepaid expenses and other current assets	(98)	(774)
Other non-current assets	(355)	(131)
Accounts payable	(744)	(1,399)
Accrued payroll, advertising and other expenses	290	(737)
Income taxes payable	—	(913)
Non-current liabilities	800	748

Net cash provided by operating activities	8,373	5,523

Cash used in investing activities:
Additions to property, plant and equipment	(1,015)	(695)

Cash used in financing activities:
Shares repurchased	(146)	(32)

Net cash used in financing activities	(146)	(32)

Net increase in cash and cash equivalents	7,212	4,796

Cash and cash equivalents at beginning of period	10,355	7,972

Cash and cash equivalents at end of period	$17,567	$12,768

Cash paid for income taxes	$22	$684

See accompanying notes to consolidated condensed financial statements.

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts)

Note 1 - The Company and Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the “Company”) for the twelve and twenty-four weeks ended April 14, 2006 and April 15, 2005 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2005 (the “Annual Report”) and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results to be expected for the full year.

On February 22, 2006 the Company sold 5,028 shares of common stock of Sears Holdings Corporation received as the result of the bankruptcy of a significant customer. This transaction resulted in a pre-tax gain of $106 and a reduction in other comprehensive income of $67.

Note 2 - Inventories:

Inventories are comprised as follows at the respective periods:

	April 14	October 28
	2006	2005
Meat, ingredients and supplies	$6,031	$6,433
Work in progress	1,556	2,293
Finished goods	8,503	12,598
	$16,090	$21,324

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. The Statement requires abnormal amounts of inventory costs related to amounts of idle freight, handling costs and spoilage be recognized as current period expenses. The standard is effective for fiscal years beginning after June 15, 2005 with early application permitted. The Company’s policy has always been to handle inventory costs in a manner consistent with the provisions of this Statement, and, therefore, the adoption had no impact.

Note 3 - Basic and diluted earnings per share:

The Company had 250,000 employee stock options outstanding during the twelve and twenty-four week periods ended April 14, 2006 and April 15, 2005. The effect of the employee stock options outstanding for the twelve and twenty-four weeks ended April 14, 2006 and April 15, 2005 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be anti-dilutive.

Note 4 - Retirement and Other Benefit Plans:

The Company has noncontributory-trusteed defined benefit retirement plans for sales, administrative, supervisory and certain other employees. The benefits under these plans are primarily based on years of service and compensation levels. The Company’s funding policy is to contribute annually the maximum amount deductible for federal income tax purposes, without regard to the plans’ unfunded current liability. The measurement date for the plans is the Company’s fiscal year end.

Net pension cost consisted of the following:

	24 weeks ended	24 weeks ended
	April 14 2006	April 15 2005

Service cost	$811	$784
Interest cost	896	861
Expected return on plan assets	(720)	(655)
Amortization of unrecognized transition liability or (asset)	0	0
Amortization of net loss from earlier periods	123	0
Amortization of transition asset (15.2 years)	0	200
Amortization of unrecognized prior service cost	16	19

Net pension cost	$1,126	$1,209

The Company intends to contribute $1,800 to the plans during July of 2006.

Note 5 - Stock-Based Compensation:

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R requires public companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. The Statement also clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS No. 123R became effective for the Company’s fiscal year ending November 3, 2006. The Company has not issued, awarded, granted or entered into any stock-based payment agreements since April 29, 1999. The modified prospective adoption of SFAS No. 123R did not have any impact on the Company’s financial condition or results of operations for the first twenty-four weeks ended April 14, 2006.

Prior to adoption of SFAS No. 123R, the Company adopted SFAS No. 123 ‘“Accounting for Stock-Based Compensation” which allowed the Company to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation and, therefore, no compensation expense was recognized for its fixed stock option plans as options are generally granted at fair market value based upon the closing price on the date immediately preceding the grant date. On December 31, 2002 the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation- Transition and Disclosure”, which amended SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. Accordingly, if compensation expense for the Company’s stock options had been recognized, based upon the fair value of awards granted, there would have been no impact on the Company’s net income and earnings per share for the first twenty-four weeks ending April 15, 2005.

No options were granted during the first twenty-four weeks of the fiscal year ending November 3, 2006 and during the first twenty-four weeks of the fiscal year ended October 28, 2005.

Note 6 - Commitments:

The Company leases certain transportation and computer equipment under operating leases. The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. No material changes have been made to these contracts during the first twenty-four weeks of fiscal 2006.

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

The following segment information is presented for the twelve and twenty-four week periods ended April 14, 2006 and April 15, 2005.

Twelve Weeks Ended April 14, 2006	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$11,994	$16,311	$—	$—	$28,305
Intersegment sales	—	484	—	484	—
Net sales	11,994	16,795	—	484	28,305
Cost of products sold, excluding depreciation	6,570	11,424	—	484	17,510
Selling, general and administrative expenses	3,349	6,492	—	—	9,841
Depreciation	291	502	99	—	892
Gain on sale of equity securities	—	(106)	—	—	(106)
	10,210	18,312	99	484	28,137
Income (loss) before taxes	1,784	(1,517)	(99)	—	168
Income tax provision (benefit)	676	(580)	—	—	96
Net income (loss)	$1,108	$(937)	$(99)	$—	$72

Total assets	$11,757	$26,226	$34,725	$—	$72,708
Additions to property, plant and equipment	$178	$266	$52	$—	$496

Twelve Weeks Ended April 15, 2005	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$10,331	$17,383	$—	$—	$27,714
Intersegment sales	—	884	—	884	—
Net sales	10,331	18,267	—	884	27,714
Cost of products sold, excluding depreciation	5,707	13,037	—	884	17,860
Selling, general and administrative expenses	2,954	6,920	—	—	9,874
Depreciation	395	531	103	—	1,029
	9,056	20,488	103	884	28,763
Income (loss) before taxes	1,275	(2,221)	(103)	—	(1,049)
Income tax provision (benefit)	471	(870)	—	—	(399)
Net income (loss)	$804	$(1,351)	$(103)	$—	$(650)

Total assets	$11,981	$28,697	$30,872	$—	$71,550
Additions to property, plant and equipment	$38	$292	$24	$—	$354

Note 7 - Segment Information Continued:

Twenty-Four Weeks Ended April 14, 2006	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$24,098	$38,782	$—	$—	$62,880
Intersegment sales	—	1,201	—	1,201	—
Net sales	24,098	39,983	—	1,201	62,880
Cost of products sold, excluding depreciation	14,200	28,064	—	1,201	41,063
Selling, general and administrative expenses	6,870	13,341	—	—	20,211
Depreciation	581	1,005	198	—	1,784
Gain on sale of equity securities	—	(106)	—	—	(106)
	21,651	42,304	198	1,201	62,952
Income (loss) before taxes	2,447	(2,321)	(198)	—	(72)
Income tax provision (benefit)	912	(919)	—	—	(7)
Net income (loss)	$1,535	$(1,402)	$(198)	$—	$(65)

Total assets	$11,757	$26,226	$34,725	$—	$72,708
Additions to property, plant and equipment	$250	$692	$73	$—	$1,015

Twenty-Four Weeks Ended April 15, 2005	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$21,345	$39,960	$—	$—	$61,305
Intersegment sales	—	1,385	—	1,385	—
Net sales	21,345	41,345	—	1,385	61,305
Cost of products sold, excluding depreciation	12,080	29,736	—	1,385	40,431
Selling, general and administrative expenses	5,988	14,194	—	—	20,182
Depreciation	794	1,058	205	—	2,057
	18,862	44,988	205	1,385	62,670
Income (loss) before taxes	2,483	(3,643)	(205)	—	(1,365)
Income tax provision (benefit)	918	(1,437)	—	—	(519)
Net income (loss)	$1,565	$(2,206)	$(205)	$—	$(846)

Total assets	$11,981	$28,697	$30,872	$—	$71,550
Additions to property, plant and equipment	$139	$478	$78	$—	$695

Note 8 - Subsequent Events:

Effective May 12, 2006, the Company froze the defined benefit pension plan accrued benefits for members employed by the Company within administrative, sales or supervisory job classification or within a non-bargaining job class (the Corporate Group). No further benefits will accrue under the plan after May 12, 2006 on account of wages and other forms of compensation paid to Corporate Group members after that date by the Company. This action had no impact on earnings in the first twenty-four weeks of fiscal year 2006.

Item 2.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, the Company may from time to time make oral forward-looking statements. Words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “contribute” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q and in Bridgford Foods’ Annual Report on Form 10-K for the fiscal year ended October 28, 2005. Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The Company expressly disclaims any intent or obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial although losses in fiscal year 2002 were significant. The Company recorded the final payment recovery related to its fiscal year 2002 loss in its first quarter of fiscal year 2006, receiving 2,939 shares of stock of Sears Holdings Corporation valued at $344,000. On February 22, 2006, during the second quarter of fiscal year 2006, the Company sold 5,028 shares of common stock of Sears Holdings Corporation received as the result of a bankruptcy distribution. This transaction resulted in a pre-tax gain of $106,000 and a reduction in other comprehensive income of $67,000. As a result of this transaction, the Company no longer holds shares in Sears Holdings Corporation. The provision for doubtful accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. Wal-Mart® comprised 12.3% of revenues for the first twenty-four weeks of fiscal year 2006 and 16.3% of accounts receivable at the end of the second quarter of fiscal year 2006. Wal-Mart® comprised 14.0% of revenues for the first twenty-four weeks of fiscal year 2005 and 16.9% of accounts receivable in the second quarter of fiscal year 2005.

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

Results of Operations for the Twelve Weeks ended April 14, 2006 and Twelve Weeks ended April 15, 2005.

Net Sales

Net sales increased by $591,000 (2.1%) to $28,305,000 in the second twelve weeks of the 2006 fiscal year compared to the same twelve-week period last year. The primary reason for the increase was higher unit selling prices between comparative quarters. Average unit selling prices were approximately 7.2% higher than the comparative period in the prior fiscal year. Lower unit volume of approximately 5.9% offset the higher unit prices obtained. Product return levels also decreased against the comparative period.

Compared to the prior twelve-week period ended January 20, 2006 (not shown), sales decreased $6,270,000 (18.1%). The decrease relates to seasonally lower unit sales volume in the twelve-week period ended April 14, 2006. Average unit selling prices increased compared to the prior twelve-week period.

Cost of Products Sold

Cost of products sold decreased by $350,000 (2.0%) to $17,510,000 in the second twelve weeks of the 2006 fiscal year compared to the same twelve-week period in fiscal 2005. The decrease in cost of products sold and increase in gross margin on a comparative basis was due primarily to lower meat commodity costs in the period and higher unit selling prices. Although flour commodity costs increased, this trend had minimal impact on the gross margin.

Compared to the prior twelve-week period ended January 20, 2006 (not shown), the cost of products sold decreased $6,043,000 (25.7%). This decrease is primarily a result of seasonally lower unit sales volume. The gross margin improved in the second twelve weeks of fiscal 2006 primarily as a result of lower meat commodity costs and higher unit selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $33,000 (0.3%) to $9,841,000 in the second twelve weeks of fiscal year 2006 compared to the same twelve-week period in the prior fiscal year. The change in this category did not correspond to the sales increase. Costs related to fuel and vehicle repairs rose at a higher rate as a percentage of sales than the prior fiscal year. However, gains related to life insurance policies and higher investment income more than offset these increases.

Compared to the prior twelve-week period ended January 20, 2006 (not shown), selling, general and administrative expenses decreased by $529,000 (5.1%). The decrease was primarily caused by the sales decrease compared to the prior 12 week period. The decrease in sales, selling, general and administrative expenses did not directly correspond to the sales decrease due to significant seasonal travel costs incurred the second twelve weeks of the fiscal year and lower bad debt recoveries compared to the first twelve weeks of the fiscal year.

Depreciation Expense

Depreciation expense decreased by $137,000 (13.3%) to $892,000 in the second twelve weeks of the 2006 fiscal year compared to the same twelve-week period in fiscal year 2005. The decrease in depreciation expense was due to lower capital expenditures in recent periods and significant assets becoming fully depreciated in the 2006 fiscal year.

Compared to the prior twelve-week period ended January 20, 2006 (not shown), depreciation remained constant at $892,000 during the second twelve weeks of fiscal 2006.

Income Taxes

The effective income tax rate was 57.1% in the second twelve weeks of fiscal 2006 as compared to 38.0% in the prior fiscal year and 42.9% for the prior twelve-week period. The change in the effective income tax rate relates primarily to significant non-taxable gains on life insurance policies, a final state tax payment settlement and revisions to the Company’s projected tax rates related to updated estimates.

Net Income (Loss)

Net income in the twelve weeks ended April 14, 2006 was significantly affected by gains related to the sale of equity securities in the amount of $106,000 and non-taxable gains on life insurance policies in the amount of $146,000. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may produce losses of equal magnitude. Taxable investment income also increased on a comparative basis during the second twelve weeks of fiscal 2006 in the amount of $63,000 due to higher cash balances and an increase in short-term interest rates. After considering the effect of these transactions, the Company’s results were as follows:

	12 Weeks Ended April 14, 2006	12 Weeks Ended April 15, 2005

Net loss before taxes, gain on sale of equity securities, life insurance gain and investment income	$(203,000)	$(1,139,000)
Gain on sale of equity securities	106,000	—
Life insurance gain and investment income	265,000	90,000
Income (loss) before taxes	168,000	(1,049,000)
Income tax provision (benefit)	96,000	(399,000)
Net income (loss)	$72,000	$(650,000)

The Company presents net loss before taxes, gain on sale of equity securities, life insurance gain and investment income because the Company believes it is an important measure for investors to use in understanding the Company’s underlying operations. The gain on sale is respect to securities that the Company disposed of during the second twelve weeks of fiscal year 2006.

Results of Operations for the Twenty-Four Weeks ended April 14, 2006 and Twenty-Four Weeks ended April 15, 2005.

Net Sales

Net sales increased by $1,575,000 (2.6%) to $62,880,000 in the first twenty-four weeks of the 2006 fiscal year compared to the same twenty-four-week period last year. The primary reason for the increase was higher unit selling prices between comparative periods. Average unit selling prices were approximately 5.4% higher than the comparative period in the prior fiscal year. Lower unit volume partially offset the higher unit prices obtained.

Cost of Products Sold

Cost of products sold increased by $632,000 (1.6%) to $41,063,000 in the first twenty-four weeks of the 2006 fiscal year compared to the same twenty-four-week period in fiscal 2005. The increase in cost of products sold is primarily related to lower facility utilization related to significant maintenance projects completed on the Company’s facilities in the first 24 weeks of the 2006 fiscal year and higher repair, energy and delivery costs. Significant declines in meat commodity costs helped offset these higher costs. The gross margin increased slightly on a comparative basis due primarily to higher selling prices and lower commodity prices. Flour commodity costs increased during the first twenty-four weeks of the 2006 fiscal year when evaluated against the comparison period while pork and beef commodities declined significantly.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $29,000 (0.1%) to $20,211,000 in the first twenty-four weeks of fiscal year 2006 compared to the same twenty-four-week period in the prior fiscal year. The rate of increase in this category did not correspond to the sales increase. Costs related to fuel and vehicle repairs rose at a higher rate as a percentage of sales than the comparable fiscal year 2005 twenty-four week period causing an increase in this category, while favorable trends in bad debt expenses, gains related to life insurance policies and higher investment income partially offset these increases.

Depreciation Expense

Depreciation expense decreased by $273,000 (13.3%) to $1,784,000 in the first twenty-four weeks of the 2006 fiscal year compared to the same twenty-four-week period in fiscal year 2005. The decrease in depreciation expense was due to lower capital expenditures in recent years and significant assets becoming fully depreciated in the 2006 fiscal year.

Income Taxes

The effective income tax rate was 9.7% in the first twenty-four weeks of fiscal 2006 as compared to 38.0% in the prior fiscal year. The change in the effective income tax rate relates primarily to significant non-taxable gains on life insurance policies, a final state tax payment settlement and revisions to the Company’s projected tax rates related to updated estimates between comparison periods.

Net Loss

Net loss in the twenty-four weeks ended April 14, 2006 was significantly affected by gains related to the sale of equity securities in the amount of $106,000 and non-taxable gains on life insurance policies in the amount of $356,000. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may produce losses of equal magnitude. Taxable investment income also increased on a comparative basis during the first twenty-four weeks of fiscal 2006 in the amount of $112,000 due to higher cash balances and an increase in short-term interest rates. After considering the effect of these transactions, the Company’s results were as follows:

	24 Weeks Ended April 14, 2006	24 Weeks Ended April 15, 2005

Net loss before taxes, gain on sale of equity securities, life insurance gain and investment income	$(725,000)	$(1,575,000)
Gain on sale of equity securities	106,000	—
Life insurance gain and investment income	547,000	210,000
Loss before taxes	(72,000)	(1,365,000)
Income tax benefit	(7,000)	(519,000)
Net loss	$(65,000)	$(846,000)

The Company recorded a significant recovery related to a bad debt previously written off which contributed to a net favorable reduction in the allowance for doubtful accounts of $339,000 in the first twenty-four weeks of fiscal year 2006. The net favorable reduction recorded in the prior year was $192,000. The Company presents net loss before taxes, gain on sale of equity securities, life insurance gain and investment income because the Company believes it is an important measure for investors to use in understanding the Company’s underlying operations. The gain on sale is respect to securities that the Company disposed of during the second twelve weeks of fiscal year 2006.

Liquidity and Capital Resources

Net cash from operating activities was $8,373,000 for the first twenty-four weeks of the 2006 fiscal year. The operating loss of $65,000 was offset principally by reductions in inventory. The substantial reduction in inventory in the first twenty-four weeks of fiscal 2006 is consistent with normal seasonal trends and a planned seasonal reduction in field inventories. The Company utilized cash flow for additions to property, plant and equipment and share repurchases. The net effect of these events resulted in a cash and cash equivalents increase of $7,212,000 (69.6%) to $17,567,000. The additions to property, plant and equipment reflect the Company’s continued investment in processing, transportation and information technology equipment.

No cash dividends were paid during the first twenty-four weeks of the 2006 fiscal year as the Board of Directors suspended the quarterly cash dividend at its May 2004 meeting in recognition of lower profitability levels in recent quarters as was the policy during the prior year. The Company also repurchased 2,687 shares of its common stock for $17,000 during the second twelve weeks of fiscal year 2006. The average price per share of such repurchased shares was $6.33.

The Company remained free of interest bearing debt during the first twenty-four weeks of fiscal year 2006. The Company’s revolving line of credit with Bank of America that expired April 30, 2006 was renewed until April 30, 2008 and provides for borrowings up to $2,000,000. The Company has not borrowed under this line for more than nineteen consecutive years.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not have significant foreign currency exposure at April 14, 2006. The Company’s financial instruments generally consist of cash and cash equivalents and life insurance policies at April 14, 2006. The Company sold the investment in shares of stock of Sears Holdings Corporation previously received as a result of the bankruptcy of a significant customer. Realized gains and losses upon the sale of this investment are recognized in the consolidated condensed statements of operations. These shares were sold on February 22, 2006 for $606,000. The Company recognized a gain on this sale in the amount of $106,000 in the consolidated condensed statements of operations in the second twelve-week period of fiscal year 2006 ended April 14, 2006. The carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at April 14, 2006.

Item 4.

Controls and Procedures

Management of the Company, with the participation and under the supervision of the Company’s Chairman and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chairman and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))

during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Section 404 Sarbanes-Oxley Act of 2002

Based on current guidance for the Securities and Exchange Commission (the “SEC”), the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will be effective for the Company’s fiscal year ending November 2, 2007. In order to comply with the Act, the Company is in the process of centralizing most accounting and many administrative functions at its corporate headquarters in an effort to control the cost of maintaining its control systems. Current proposals being considered at the Securities Exchange Commission (SEC) may exempt the Company from the final requirements of Section 404 and as a result, the Company has delayed extensive and costly documentation and testing of its internal controls pending further guidance from the SEC. Should these requirements be imposed on the Company management will likely incur substantial additional expenses and diversion of management’s time in the remaining periods of fiscal year 2006 to comply with Section 404. During the course of these activities, the Company may identify certain internal control issues which management believes should be improved. These improvements, if necessary, will likely include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in the Company’s internal controls as defined by the Public Company Accounting Oversight Board, no assurances can be given regarding the outcome of these efforts. Additionally, control weaknesses may not be identified in a timely enough manner to allow remediation prior to the issuance of the auditor’s report on internal controls over financial reporting. Any failure to adequately comply could result in sanctions or investigations by regulatory authorities, which could harm the Company’s business or investors’ confidence in the Company.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by the Company of its common stock, for each of the three four-week periods included in the interim twelve-week period ended April 14, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 21, 2006 – February 17, 2006	473	$6.63	473	597,180

February 18, 2006 – March 17, 2006	1,388	$6.42	1,388	595,792

March 18, 2006 – April 14, 2006	826	$6.26	826	594,966

Total	2,687	$6.33	2,687

(1)	Period information is presented by reference to the Company’s fiscal period ends during the second quarter of fiscal 2006.

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

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on Wednesday, March 15, 2006 at the Four Points Sheraton, 1500 South Raymond Avenue, Fullerton, California at 10:00 am. Shareholders representing 9,616,032 or 96.5% of the 9,967,097 shares entitled to vote were present in person or by proxy. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The following persons were nominated and elected directors:

Allan L. Bridgford

Todd C. Andrews

D. Gregory Scott

Hugh W. Bridgford

Richard A. Foster

Paul R. Zippwald

William L. Bridgford

Robert E. Schulze

Votes cast for directors were 9,549,831 FOR, 45,513 AGAINST and 20,688 ABSTAIN or WITHHELD. Votes cast for appointment of Haskell & White, LLP, as the independent public accountants for the Company for the fiscal year commencing October 29, 2005 were 9,579,483 FOR, 9,329 AGAINST and 27,220 ABSTAIN or WITHHELD.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

	By:	/s/ Raymond F. Lancy
May 30, 2006		Raymond F. Lancy
Date		Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)