Form 10-Q
period 2006-07-07
BRIDGFORD FOODS CORP
filed 2006-08-21
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 07, 2006

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

Yes  ☐             No  ☒

As of August 21, 2006 the registrant had 9,964,000 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q refer to

Bridgford Foods Corporation.

Part I.  Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	July 7	October 28
	2006	2005
	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$15,524	$10,355
Accounts receivable, less allowance for doubtful accounts of $491 and $468, respectively, and promotional allowances of $1,688 and $2,092, respectively	9,047	9,508
Inventories (Note 2)	17,519	21,324
Prepaid expenses and other current assets	2,505	2,551

Total current assets	44,595	43,738

Property, plant and equipment, less accumulated depreciation of $53,417 and $50,731, respectively	13,297	14,519

Other non-current assets	13,739	14,706
	$71,631	$72,963

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,940	$3,806
Accrued payroll, advertising and other expenses	8,628	8,035

Total current liabilities	10,568	11,841

Non-current liabilities	10,827	12,860

Commitments (Note 6)

Shareholders’ equity:
Preferred stock, without par value Authorized - 1,000 shares Issued and outstanding - none	—	—

Common stock, $1.00 par value Authorized - 20,000 shares Issued and outstanding - 9,965 and 9,986 shares	10,022	10,043
Capital in excess of par value	14,263	14,394
Retained earnings	26,047	25,889
Accumulated other comprehensive loss	(96)	(2,064
	50,236	48,262
	$71,631	$72,963

See accompanying notes to consolidated condensed financial statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	12 weeks ended	12 weeks ended	36 weeks ended	36 weeks ended
	July 7	July 8	July 7	July 8
	2006	2005	2006	2005
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Net sales	$28,169	$27,656	$91,049	$88,961

Cost of products sold, excluding depreciation	17,024	17,241	58,087	57,672

Selling, general and administrative expenses	10,019	9,321	30,230	29,503
Depreciation	892	1,028	2,676	3,085
Gain on sale of equity securities	—	—	(106)	—
	27,935	27,590	90,887	90,260

Income (loss) before taxes	234	66	162	(1,299)

Income tax provision (benefit)	10	(177)	4	(696)

Net income (loss)	$224	$243	$158	$(603)

Basic and diluted income (loss) per share	$.02	$.03	$.02	$(.06)

Basic and diluted shares computed	9,964	9,994	9,968	9,998

Item 1. c.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

					Accumulated
			Capital		other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par	earnings	income (loss)	Total
October 28, 2005	9,986	$10,043	$14,394	$25,889	$(2,064)	$48,262
Shares repurchased	(21)	(21)	(131)			(152)
Net income				158		158
Other comprehensive income (loss):
Reclassification adjustment for gain included in net income					(56)	(56)
Minimum pension liability					2,024	2,024
Comprehensive income						2,126
July 7, 2006	9,965	$10,022	$14,263	$26,047	$(96)	$50,236

See accompanying notes to consolidated condensed financial statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	36 weeks ended	36 weeks ended
	July 7	July 8
	2006	2005
	(in thousands)	(in thousands)

Cash flows from operating activities:

Net income (loss)	$158	$(603)

Income charges not affecting cash:
Depreciation	2,676	3,085
Recovery on losses on accounts receivable	(324)	(192)
Effect on cash of changes in assets and liabilities:
Accounts receivable, net	785	2,447
Inventories	3,805	2,503
Prepaid expenses and other current assets	(12)	(706)
Other non-current assets	(301)	(374)
Accounts payable	(1,866)	535
Accrued payroll, advertising and other expenses	593	(704)
Income taxes payable	—	(913)
Non-current liabilities	1,261	1,180

Net cash provided by operating activities	6,775	6,258

Cash used in investing activities:
Additions to property, plant and equipment	(1,454)	(1,134)

Net cash used in investing activities	(1,454)	(1,134)

Cash used in financing activities:
Shares repurchased	(152)	(98)

Net cash used in financing activities	(152)	(98)

Net increase in cash and cash equivalents	5,169	5,026

Cash and cash equivalents at beginning of period	10,355	7,972

Cash and cash equivalents at end of period	$15,524	$12,998

Cash paid for income taxes	$26	$684

See accompanying notes to consolidated condensed financial statements.

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts)

Note 1 - The Company and Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the “Company”) for the twelve and thirty-six weeks ended July 7, 2006 and July 8, 2005 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2005 (the “Annual Report”) and include all adjustments considered necessary by management for a fair statement of the interim periods.  Such adjustments consist only of normal recurring items.  This report should be read in conjunction with the Annual Report.  Due to seasonality and other factors, interim results are not necessarily indicative of the results to be expected for the full year.

On February 22, 2006 the Company sold 5,028 shares of common stock of Sears Holdings Corporation received as the result of the bankruptcy of a significant customer. This transaction resulted in a pre-tax gain of $106 and a reduction in other comprehensive income of $67.

Note 2 - Inventories:

Inventories are comprised as follows at the respective periods:

	July 7 2006	October 28 2005

Meat, ingredients and supplies	$4,727	$6,433
Work in progress	1,357	2,293
Finished goods	11,435	12,598
	$17,519	$21,324

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

Note 3 - Basic and diluted earnings per share:

The Company had 250,000 employee stock options outstanding during the twelve and thirty-six week periods ended July 7, 2006 and July 8, 2005.  The effect of the employee stock options outstanding for the twelve and thirty-six weeks ended July 7, 2006 and July 8, 2005 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be anti-dilutive.

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

Net pension cost consisted of the following:

	36 weeks ended	36 weeks ended
	July 7 2006	July 8 2005

Service cost	$1,082	$1,151
Interest cost	1,355	1,235
Expected return on plan assets	(1,064)	(963)
Amortization of unrecognized transition liability or (asset)	—	—
Amortization of net loss from earlier periods	191	—
Amortization of transition asset (15.2 years)	—	253
Amortization of unrecognized prior service cost	22	29
Curtailment Cost	8	—
Net pension cost	$1,594	$1,705

The Company funded its annual contribution of $1,800 to the plans during July of 2006.

In the third quarter of fiscal 2006, the Company froze the defined benefit pension plan accrued benefits for members employed by the Company within administration, sales or supervisory job classification or within a non- bargaining class (the Corporate Group).  This action is defined as a curtailment under SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and, therefore, the Company recognized a curtailment loss of approximately $8. As a result of this action, net pension costs will be reduced in future periods.

Note 5 - Stock-Based Compensation:

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R requires public companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant.  The Statement also clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods.  SFAS No. 123R became effective for the Company’s fiscal year ending November 3, 2006. The Company has not issued, awarded, granted or entered into any stock-based payment agreements since April 29, 1999. The modified prospective adoption of SFAS No. 123R did not have any impact on the Company’s financial condition or results of operations for the first thirty-six weeks ended July 7, 2006.

Prior to adoption of SFAS No. 123R, the Company adopted SFAS No. 123 ‘“Accounting for Stock-Based Compensation” which allowed the Company to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation and, therefore, no compensation expense was recognized for its fixed stock option plans as options are generally granted at fair market value based upon the closing price on the date immediately preceding the grant date.  On December 31, 2002 the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation- Transition and Disclosure”, which amended SFAS No. 123.  SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation.  Accordingly, if compensation expense for the Company’s stock options had been recognized, based upon the fair value of awards granted, there would have been no impact on the Company’s net income and earnings per share for the first thirty-six weeks ending July 8, 2005.

No options were granted during the first thirty-six weeks of the fiscal year ending November 3, 2006 and during the first thirty-six weeks of the fiscal year ended October 28, 2005.

Note 6 - Commitments:

The Company leases certain transportation and computer equipment under operating leases.  The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index.   No material changes have been made to these contracts during the first thirty-six weeks of fiscal 2006.

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

The following segment information is presented for the twelve and thirty-six week periods ended July 7, 2006 and July 8, 2005.

Twelve Weeks Ended July 7, 2006	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$10,183	$17,986	$—	$—	$28,169
Intersegment sales	—	596	—	596	—
Net sales	10,183	18,582	—	596	28,169
Cost of products sold, excluding depreciation	6,065	11,555	—	596	17,024
Selling, general and administrative expenses	3,139	6,880	—	—	10,019
Depreciation	290	504	98	—	892
Gain on sale of equity securities	—	—	—	—	—
	9,494	18,939	98	596	27,935
Income (loss) before taxes	689	(357)	(98)	—	234
Income tax provision (benefit)	224	(214)	—	—	10
Net income (loss)	$465	$(143)	$(98)	$—	$224

Total assets	$11,133	$28,626	$31,872	$—	$71,631
Additions to property, plant and equipment	$(94)	$505	$28	$—	$439

Twelve Weeks Ended July 8, 2005	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$9,570	$18,086	$—	$—	$27,656
Intersegment sales	—	904	—	904	—
Net sales	9,570	18,990	—	904	27,656
Cost of products sold, excluding depreciation	5,145	13,000	—	904	17,241
Selling, general and administrative expenses	2,917	6,404	—	—	9,321
Depreciation	398	527	103	—	1,028
	8,460	19,931	103	904	27,590
Income (loss) before taxes	1,110	(941)	(103)	—	66
Income tax provision (benefit)	274	(451)	—	—	(177)
Net income (loss)	$836	$(490)	$(103)	$—	$243

Total assets	$11,157	$31,765	$31,474	$—	$74,396
Additions to property, plant and equipment	$132	$309	$(2)	$—	$439

Thirty-Six Weeks Ended July 7, 2006	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$34,281	$56,768	$—	$—	$91,049
Intersegment sales	—	1,797	—	1,797	—
Net sales	34,281	58,565	—	1,797	91,049
Cost of products sold, excluding depreciation	20,265	39,619	—	1,797	58,087
Selling, general and administrative expenses	10,009	20,221	—	—	30,230
Depreciation	871	1,509	296	—	2,676
Gain on sale of equity securities	—	(106)	—	—	(106)
	31,145	61,243	296	1,797	90,887
Income (loss) before taxes	3,136	(2,678)	(296)	—	162
Income tax provision (benefit)	1,136	(1,132)	—	—	4
Net income (loss)	$2,000	$(1,546)	$(296)	$—	$158

Total assets	$11,133	$28,626	$31,872	$—	$71,631
Additions to property, plant and equipment	$156	$1,197	$101	$—	$1,454

Thirty-Six Weeks Ended July 8, 2005	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$30,915	$58,046	$—	$—	$88,961
Intersegment sales	—	2,289	—	2,289	—
Net sales	30,915	60,335	—	2,289	88,961
Cost of products sold, excluding depreciation	17,225	42,736	—	2,289	57,672
Selling, general and administrative expenses	8,905	20,598	—	—	29,503
Depreciation	1,192	1,585	308	—	3,085
	27,322	64,919	308	2,289	90,260
Income (loss) before taxes	3,593	(4,584)	(308)	—	(1,299)
Income tax provision (benefit)	1,192	(1,888)	—	—	(696)
Net income (loss)	$2,401	$(2,696)	$(308)	$—	$(603)

Total assets	$11,157	$31,765	$31,474	$—	$74,396
Additions to property, plant and equipment	$271	$787	$76	$—	$1,134

Note 8 - Subsequent Events:

On July 10, 2006, the Company froze defined pension benefits for employees classified in the “Dallas Union Group” effective January 2, 2007.  This action had no impact on earnings in the first thirty-six weeks of fiscal year 2006.

Effective August 1, 2006, the Company’s Board of Directors approved the recommendations of the Benefits Committee and adopted a new 401(k) profit sharing plan.

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

Critical Accounting Policies, Management Estimates and Risk Factors

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

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial although losses in fiscal year 2002 were significant. The Company recorded the final payment recovery related to its fiscal year 2002 loss in its first quarter of fiscal year 2006, receiving 2,939 shares of stock of Sears Holdings Corporation valued at $344,000. On February 22, 2006, during the second quarter of fiscal year 2006, the Company sold 5,028 shares of common stock of Sears Holdings Corporation received as the result of a bankruptcy distribution. This transaction resulted in a pre-tax gain of $106,000 and a reduction in other comprehensive income of $67,000. As a result of this transaction, the Company no longer holds shares in Sears Holdings Corporation. The provision for doubtful accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. Wal-Mart® comprised 14.5% of revenues for the first thirty-six weeks of fiscal year 2006 and 18.8% of accounts receivable at the end of the third quarter of fiscal year 2006. Wal-Mart® comprised 14.3% of revenues for the first thirty-six weeks of fiscal year 2005 and 20.0% of accounts receivable at the end of the third quarter of fiscal year 2005.

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

Results of Operations for the Twelve Weeks ended July 7, 2006 and
Twelve Weeks ended July 8, 2005.

Net Sales

Net sales increased by $513,000 (1.9%) to $28,169,000 in the third twelve weeks of the 2006 fiscal year compared to the same twelve-week period last year. The primary reason for the increase was higher unit selling prices between comparative periods. Average unit selling prices were approximately 5.5% higher than the comparative period in the prior fiscal year. Lower unit volume of approximately 3.2% offset the higher unit prices obtained. Product return levels also decreased against the comparative prior period.

Compared to the prior twelve-week period ended April 14, 2006 (not shown), sales decreased $136,000 (0.5%). The decrease relates to seasonally lower unit sales volume in the twelve-week period ended July 7, 2006. Average unit selling prices increased slightly compared to the prior twelve-week period.

Cost of Products Sold

Cost of products sold decreased by $217,000 (1.3%) to $17,024,000 in the third twelve weeks of the 2006 fiscal year compared to the same twelve-week period in fiscal 2005. The decrease in cost of products sold and increase in gross margin on a comparative basis was due primarily to lower meat commodity costs in the period and higher unit selling prices. Although flour commodity costs increased, this trend had minimal impact on the gross margin.

Compared to the prior twelve-week period ended April 14, 2006 (not shown), the cost of products sold decreased $486,000 (2.8%). This decrease is primarily a result of seasonally lower unit sales volume and improved facility utilization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $698,000 (7.5%) to $10,019,000 in the third twelve weeks of fiscal year 2006 compared to the same twelve-week period in the prior fiscal year. The change in this category for the twelve-week period ended July 7, 2006 did not correspond to the sales increase. The comparative value change in cash surrender value of life insurance policies decreased by $297,000 compared to the same twelve-week period in the prior fiscal year. Costs related to fuel and health benefits also rose at a higher rate as a percentage of sales than the prior fiscal year. Reductions in advertising expense and higher investment income helped offset these increases.

Compared to the prior twelve-week period ended April 14, 2006 (not shown), selling, general and administrative expenses increased by $178,000 (1.8%). The increase was primarily caused by a growth in fuel, health care, bad debt and outside storage expenses compared to the prior 12-week period. The comparative value change in cash surrender value of life insurance policies decreased by $199,000 compared to the prior period which also increased this category compared to the prior period.

Depreciation Expense

Depreciation expense decreased by $136,000 (13.2%) to $892,000 in the third twelve weeks of the 2006 fiscal year compared to the same twelve-week period in fiscal year 2005. The decrease in depreciation expense was due to lower capital expenditures in recent periods and significant assets becoming fully depreciated in the 2006 fiscal year.

Compared to the prior twelve-week period ended April 14, 2006 (not shown), depreciation remained constant at $892,000 during the third twelve weeks of fiscal 2006.

Income Taxes

The Company recorded an income tax provision based on an estimated annual effective tax rate of 54.04% in the third twelve weeks of fiscal 2006 as compared to –268.2% in the prior fiscal year and 57.1% for the prior twelve-week period. The income tax provision recorded is different from what would result by applying this rate, due to certain adjustments that affected the provision for income taxes. The discrete item included a one-time benefit for R&D tax credits recorded in the period. The change in the effective income tax rate also relates to significant non-taxable gains on life insurance policies and revisions to the Company’s projected tax rates related to updated estimates.

Net Income (Loss)

Net income in the twelve weeks ended July 7, 2006 was affected by non-taxable loss on life insurance policies in the amount of $53,000. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may produce losses of equal magnitude. Taxable investment income also increased on a comparative basis during the third twelve weeks of fiscal 2006 in the amount of $125,000 due to higher cash balances and an increase in short-term interest rates. After considering the effect of these transactions, the Company’s results were as follows:

	12 Weeks Ended July 7, 2006	12 Weeks Ended July 8, 2005
Net income (loss) before taxes, life insurance gain (loss) and investment income	$89,000	$(251,000)
Life insurance gain (loss) and investment income	145,000	317,000
Income before taxes	234,000	66,000
Income tax provision (benefit)	10,000	(177,000)
Net income	$224,000	$243,000

The Company presents net income or loss before taxes, life insurance gain or loss and investment income because the Company believes it is an important measure for investors to use in understanding the Company’s underlying operations.

Results of Operations for the Thirty-Six Weeks ended July 7, 2006 and
Thirty-Six Weeks ended July 8, 2005.

Net Sales

Net sales increased by $2,088,000 (2.3%) to $91,049,000 in the first thirty-six weeks of the 2006 fiscal year compared to the same thirty-six-week period last year. The primary reason for the increase was higher unit selling prices between comparative periods. Average unit selling prices were approximately 5.5% higher than the comparative period in the prior fiscal year. Lower unit volume partially offset the higher unit prices obtained.

Cost of Products Sold

Cost of products sold increased by $415,000 (0.7%) to $58,087,000 in the first thirty-six weeks of the 2006 fiscal year compared to the same thirty-six-week period in fiscal 2005. The increase in cost of products sold is primarily related to lower facility utilization related to lower unit volumes and significant maintenance projects completed on the Company’s facilities in the first thirty-six weeks of the 2006 fiscal year. Also contributing to the increase were higher facility repairs, energy and delivery costs. Significant declines in meat commodity costs helped offset these higher costs. The gross margin increased slightly on a comparative basis due primarily to higher selling prices and lower commodity prices. Flour commodity costs increased during the first thirty-six weeks of the 2006 fiscal year when evaluated against the comparison period while pork and beef commodities declined significantly.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $727,000 (2.5%) to $30,230,000 in the first thirty-six weeks of fiscal year 2006 compared to the same thirty-six-week period in the prior fiscal year. The rate of increase in this category generally corresponds to the sales increase. Costs related to fuel and vehicle repairs increased when compared to the fiscal year 2005 thirty-six week period, while favorable trends in bad debt expenses and higher investment income offset these increases.

Depreciation Expense

Depreciation expense decreased by $409,000 (13.3%) to $2,676,000 in the first thirty-six weeks of the 2006 fiscal year compared to the same thirty-six-week period in fiscal year 2005. The decrease in depreciation expense was due to lower capital expenditures in recent years and significant assets becoming fully depreciated in the 2006 fiscal year.

Income Taxes

The Company recorded an income tax provision in the first thirty-six weeks of fiscal 2006, based on an estimated annual effective tax rate of 54.04% as compared to 53.6% in the prior fiscal year. The income tax provision recorded for the first thirty-six weeks of fiscal 2006 is different from what would result by applying this rate, due to certain adjustments that affect income taxes. These discrete items include a one-time benefit for R&D credits recorded in the period, and an income tax adjustment resulting from a state tax authority audit. The change in the effective income tax rate also relates to significant non-taxable gains on life insurance policies and revisions to the Company’s projected tax rates related to updated estimates between comparison periods.

Net Income (Loss)

Net income in the thirty-six weeks ended July 7, 2006 was significantly affected by gains related to the sale of equity securities in the amount of $106,000 and non-taxable gains on life insurance policies in the amount of $303,000. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may produce losses of equal magnitude. Taxable investment income also increased on a comparative basis during the first thirty-six weeks of fiscal 2006 in the amount of $238,000 due to higher cash balances and an increase in short-term interest rates. After considering the effect of these transactions, the Company’s results were as follows:

	36 Weeks Ended July 7, 2006	36 Weeks Ended July 8, 2005
Net loss before taxes, gain on sale of equity securities, life insurance gain and investment income	$(636,000)	$(1,824,000)
Gain on sale of equity securities	106,000	—
Life insurance gain (loss) and investment income	692,000	525,000
Income (loss) before taxes	162,000	(1,299,000)
Income tax provision (benefit)	4,000	(696,000)
Net income (loss)	$158,000	$(603,000)

The Company recorded a significant recovery related to a bad debt previously written off which contributed to a net favorable reduction in the allowance for doubtful accounts of $324,000 in the first thirty-six weeks of fiscal year 2006. The net favorable reduction recorded in the prior year period was $192,000. The Company presents net income or loss before taxes, gain or loss on sale of equity securities, life insurance gain or loss and investment income because the Company believes it is an important measure for investors to use in understanding the Company’s underlying operations. The gain on sale is related to securities that the Company sold during the second twelve weeks of fiscal year 2006.

Liquidity and Capital Resources

Net cash from operating activities was $6,776,000 for the first thirty-six weeks of the 2006 fiscal year. Operating cash was generated principally by net income and reductions in inventory. The substantial reduction in inventory in the first thirty-six weeks of fiscal 2006 is consistent with normal seasonal trends and a planned seasonal reduction in field inventories. The Company utilized cash flow for additions to property, plant and equipment and share repurchases. The net effect of these events resulted in a cash and cash equivalents increase during the first thirty-six weeks of fiscal 2006 of $5,169,000 (49.9%) to $15,524,000. The additions to property, plant and equipment reflect the Company’s continued investment in processing, transportation and information technology equipment.

No cash dividends were paid during the first thirty-six weeks of the 2006 fiscal year, as was the case during the first 36 weeks of the 2005 fiscal year, as the Board of Directors suspended the quarterly cash dividend at its May 2004 meeting in recognition of lower profitability levels in recent quarters.

The Company remained free of interest bearing debt during the first thirty-six weeks of fiscal year 2006. The Company’s revolving line of credit with Bank of America expires April 30, 2008 and provides for borrowings up to $2,000,000. The Company has not borrowed under this line for more than nineteen consecutive years.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its near term operating needs and capital expenditures.

Recently Issued Accounting Interpretations

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“ FIN 48 “). This Statement addresses uncertainty in tax positions recognized in a company’s financial statements and stipulates a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will apply to the Company’s fiscal year beginning November 3, 2007, with earlier adoption permitted. The Company does not expect this interpretation will have a material impact on the Company’s results of operations or financial position.

Off-Balance Sheet Arrangements

The Company is not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not have significant foreign currency exposure at July 7, 2006. The Company’s financial instruments generally consist of cash and cash equivalents and life insurance policies at July 7, 2006. The Company sold the shares of stock of Sears Holdings Corporation previously received as a result of the bankruptcy of a significant customer. Realized gains and losses upon the sale of this investment are recognized in the consolidated condensed statements of operations. These shares were sold on February 22, 2006 for $606,000. The Company recognized a gain on this sale in the amount of $106,000 in the consolidated condensed statements of operations in the second twelve-week period of fiscal year 2006 ended April 14, 2006. The carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at July 7, 2006.

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

Section 404 Sarbanes-Oxley Act of 2002

The Securities and Exchange Commission, based on press release 2006-136 dated August 9, 2006, is proposing to grant relief to smaller public companies by extending the date of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”). Under these proposals, the Company may be required to comply with the Act in two phases. The first phase would be effective for the Company’s fiscal year ending October 31, 2008 and would require the Company to issue a management report on internal control over financial reporting. The second phase would require the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending October 30, 2009. Under current requirements, the Company would be required to comply with the Act in fiscal year ending November 2, 2007.

In order to comply with the Act, the Company is in the process of centralizing most accounting and many administrative functions at its corporate headquarters in an effort to control the cost of maintaining its control systems. On July 11, 2006, The Committee of Sponsoring Organizations (“COSO”) issued guidance on how small companies should implement an effective internal control framework over financial reporting and other risks. This guidance is considered a key tool to help smaller public companies to confront the challenges of Sarbanes-Oxley. When these requirements are implemented by management, the Company will likely incur substantial additional expenses and diversion of management’s time. During the course of these activities, the Company may identify certain internal control issues which management believes should be improved. These improvements, if necessary, will likely include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in the Company’s internal controls as defined by the Public Company Accounting Oversight Board, no assurances can be given regarding the outcome of these efforts. Additionally, control weaknesses may not be identified in a timely enough manner to allow remediation prior to the issuance of the auditor’s report on internal controls over financial reporting. Any failure to adequately comply could result in sanctions or investigations by regulatory authorities, which could harm the Company’s business or investors’ confidence in the Company.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by the Company of its common stock, for each of the three four-week periods included in the interim twelve-week period ended July 7, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 15, 2006 – May 12, 2006	449	$6.54	449	594,517
May 13, 2006 – June 9, 2006	432	$6.28	432	594,085
June 10, 2006 – July 7, 2006	—	—	—	594,085
Total	881	$6.41	881

(1)             Period information is presented by reference to the Company’s fiscal period ends during the twelve-week period ended July 7, 2006.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

	By:	/s/ Raymond F. Lancy
August 21, 2006		Raymond F. Lancy
Date		Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)