Form 10-K
period 2006-11-03
BRIDGFORD FOODS CORP
filed 2007-02-01
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 3, 2006

Commission file number: 0-2396

BRIDGFORD FOODS CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-1778176
(State of incorporation)	(I.R.S. Employer
Identification No.)

1308 North Patt Street

Anaheim, California 92801

(Address of principal executive offices)

(714) 526-5533

(Registrant’s telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $1.00 per share, the NASDAQ Stock Market LLC.

   Securities registered pursuant to Section 12(g) of the Act: None

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

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

   The aggregate market value of voting stock held by non-affiliates of the registrant on April 14, 2006 was $15,212,000.

   Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 9,952,097 shares as of January 23, 2007.

   Documents incorporated by reference, portions of the registrant’s proxy statement for the 2007 Annual Meeting of Stockholders (to be filed with the Commission on or before March 5, 2007): Part III, Items 10-14.

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

Description of Business

The Company operates in two business segments – the processing and distribution of frozen products and the processing and distribution of refrigerated and snack food products.  For information regarding the separate financial performance of the business segments refer to Note 7 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The products manufactured and distributed by the Company consist of an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products and a variety of sandwiches and sliced luncheon meats. The products purchased by the Company for resale include a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products.

	2006	2005	2004
Products manufactured or processed by the Company	71%	70%	69%
Items manufactured or processed by third parties for distribution	29%	30%	31%
	100%	100%	100%

Although the Company has recently introduced several new products, most of these products have not contributed significantly to the Company’s revenue growth for the fiscal year.  However, Bridgford Monkey Bread, introduced in 2005, continues to grow in popularity.  The Company’s sales are not subject to material seasonal variations. Historically the Company has been able to respond quickly to the receipt of orders and, accordingly, the Company does not maintain a significant sales backlog. The Company and its industry generally have no unusual demands or restrictions on working capital items. During the last fiscal year the Company did not enter into any new markets or any significant contractual or other material relationships.

The Company has two classes of similar food products, each of which has accounted for 10% or more of consolidated sales in the prior three fiscal years listed below. The following table shows sales, as a percentage of consolidated sales, for each of these two classes of similar products for each of the last three fiscal years:

	2006	2005	2004
Frozen Food Products	38%	36%	32%
Refrigerated and Snack Food Products	62%	64%	68%
	100%	100%	100%

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

Refrigerated and Snack Food Products – Customers

The Company’s refrigerated and snack food products division sells approximately 270 different items through a direct store delivery network serving approximately 36,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.

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

Product Planning and Research and Development

The Company continually monitors the consumer acceptance of each product within its extensive product line. Individual products are regularly added to and deleted from the Company’s product line. The addition or deletion of any product has not had a material effect on the Company’s operations in the current fiscal year. The Company believes that a key factor in the success of its products is its system of carefully targeted research and testing of its products to ensure high quality and that each product matches an identified market opportunity. The emphasis in new product introductions in the past several years has been in single service items. The Company is constantly searching to develop new products to complement its existing product line and improved processing techniques and formulas for its existing product line. The Company utilizes in-house test kitchens to research and experiment with unique food preparation methods, improve quality control and analyze new ingredient mixtures. The Company’s refrigerated and snack food products segment has continued to refine development of a new major manufacturing line that was originally scheduled for completion in the fourth quarter of fiscal year 2005.  The Company has been field testing this product with consumers since early November 2006.  Further testing will commence upon completion of final modifications to the product line.  The Company does not expect to begin production for at least another 60 days after new modifications are complete.  While management believes that the line, once complete, will be profitable, no absolute assurance can be given.  At November 3, 2006, the total investment in this line was $1,747, including $281 in soft development costs.  The Company does not anticipate any significant change in product-mix as a result of its current research and development efforts.

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

Importance of Key Customers

Sales to Wal-Mart® comprised 15.0% of revenues in fiscal year 2006 and 13.3% of accounts receivable was due from Wal-Mart® at November 3, 2006.  Sales to Wal-Mart® comprised 13.8% of revenues in fiscal year 2005 and 13.6% of accounts receivable was due from Wal-Mart® at October 28, 2005.  Sales to Wal-Mart® comprised 14.6% of revenues in fiscal year 2004.

Employees

The Company has approximately 684 employees, approximately 43% of whose employment relationship is governed by collective bargaining agreements. These agreements currently expire or expired between March 2004 and March 2008. A contract with UFCW Meat Cutters Local # 324, covering 69 employees, expired October 3, 2006.  The agreement was extended without modification for six months to March 31, 2007.  Negotiations have not yet resumed on a further extension and/or renewal.  The Company believes that its relationship with employees is favorable.

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of January 1, 2007 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. William L. Bridgford is the son of Hugh Wm. Bridgford and the nephew of Allan L. Bridgford. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders. All executive officers are full-time employees of the Company, except for Allan L. Bridgford, who works 60% of full-time effective March 2005.

Name	Age	Position(s) with the Company
Allan L. Bridgford	71	Senior Chairman and member of the Executive Committee
Hugh Wm. Bridgford	75	Vice President and Chairman of the Executive Committee
William L. Bridgford	52	Chairman and member of the Executive Committee
John V. Simmons	51	President and member of the Executive Committee
Raymond F. Lancy	53	Chief Financial Officer, Executive Vice President, Treasurer and member of the Executive Committee

Item 1A.                          Risk Factors

In addition to the other matters set forth in this Annual Report on Form 10-K, the continuing operations and the price of the Company’s common stock are subject to the following risks, each of which could materially adversely affect the business, financial condition and results of operations.

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

Item 1B.                          Unresolved Staff Comments

Not applicable.

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

Item 3.                                   Legal Proceedings

No material legal proceedings were pending at November 3, 2006 or currently against the Company. The Company is likely to be subject to claims arising from time to time in the ordinary course of its business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on the Company.

Item 4.                                   Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareholders

The 2007 annual meeting of shareholders will be held at the Four Points Sheraton, 1500 South Raymond Avenue, Fullerton, California at 10:00 a.m. on Wednesday, March 14, 2007.

No matters were submitted by the Company’s shareholders during the fourth quarter of the fiscal year ended November 3, 2006.

PART II

Item 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Dividend Data

The common stock of the Company is traded in the national over-the-counter market and is authorized for quotation on the Nasdaq Global Market under the symbol “BRID”. The following table reflects the high and low closing prices and cash dividends paid as quoted by Nasdaq for each of the last eight fiscal quarters.

Fiscal Year 2006	High	Low	Cash Dividends Paid
First Quarter	$7.90	$6.50	$0.00
Second Quarter	$6.50	$5.80	$0.00
Third Quarter	$6.80	$5.99	$0.00
Fourth Quarter	$6.40	$5.57	$0.00

Fiscal Year 2005	High	Low	Cash Dividends Paid
First Quarter	$9.24	$8.01	$0.00
Second Quarter	$9.15	$8.20	$0.00
Third Quarter	$9.19	$6.46	$0.00
Fourth Quarter	$8.18	$6.05	$0.00

The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend upon future earnings, financial requirements and other factors. The Company repurchased 28,000 shares of common stock in the amount of $187,000 in fiscal year 2006 under the 2.0 million share repurchase plan previously authorized by the Board of Directors.

Unregistered Sales of Equity Securities

          During the period covered by this Report the Company did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer

The following table provides information regarding repurchases by the Company of its common stock, for each of the four periods included in the interim seventeen-week period ended November 3, 2006.

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 8, 2006 – August 4, 2006 (4 weeks)	100	$6.53	100	593,985
August 5, 2006 – September 1, 2006 (4 weeks)	–	–	–	593,985
September 2, 2006 – September 29, 2006 (4 weeks)	725	$6.24	725	593,260
September 30, 2006 – November 3, 2006 (5 weeks)	4,835	$6.15	4,835	588,425
Total	5,660	$6.17	5,660

(1)                                Period information is presented by reference to the Company’s fiscal period ends during the seventeen-week period ended November 3, 2006.

(2)                                  All repurchases reflected in the foregoing table were made on the open market.  The Company’s stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, the Company is authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock on the open market.  On September 15, 2006, the Company adopted 10b5-1 Stock Purchase between Citigroup Global Markets Inc. (“CGM”) and the Company for the purchase of shares of common stock (“Stock”) issued by the Company that complies with the requirements of Rule 10b5-1 (“Rule”) under the Securities Exchange Act of 1934 (“Exchange Act”).  This Purchase Plan

supplements any purchases by the Company “outside” of this Purchase Plan from time to time of shares of Stock in open market transactions pursuant to Rule 10b-18 of the Exchange Act (“Non-Plan Purchases”).  The purchase period covers each trading day commencing October 2, 2006 through and including September 15, 2007.The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable SEC Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the SEC Rule 10b-18 25% average daily trading volume condition, provided that no other Plan purchases are made on any day on which such a block is purchased.  The total maximum number of shares that may be purchased under the plan is 594,000 at a total maximum dollar amount (exclusive of commission) of $5,940,000.

Item 6.                                   Selected Financial Data

         The following selected consolidated financial data as of and for the years ended November 3, 2006, October 28, 2005, October 29, 2004, October 31, 2003 and November 1, 2002 has been derived from the Company’s audited consolidated financial statements.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Nov. 3, 2006 *	Oct. 28, 2005	Oct. 29, 2004	Oct. 31, 2003	Nov. 1, 2002
Net Sales	$134,264	$130,845	$137,865	$136,251	$139,202
Gross Margin Percent	36.6%	34.7%	34.5%	36.7%	36.5%
Net Income (Loss)	1,240	(943)	24	1,210	1,138
Basic Earnings (Loss) Per Share	0.13	(0.09)	–	0.12	0.11
Current Assets	45,913	43,738	44,401	45,686	46,413
Current Liabilities	14,231	11,841	12,665	12,489	11,800
Working Capital	31,682	31,897	31,736	33,197	34,613
Property, Plant and Equipment, Net	13,041	14,519	16,755	17,735	19,030
Total Assets	72,931	72,963	74,942	75,927	77,182
Shareholders’ Equity	50,186	48,262	48,664	52,333	54,390
Cash Dividends Per Share	0.00	0.00	0.05	0.16	0.26

(In thousands, except percent and per share amounts)

* - 53 weeks.

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

Results of Operations (in thousands)

Fiscal Year Ended November 3, 2006 (53 weeks) Compared to Fiscal Year Ended October 28, 2005 (52 weeks)

Sales

Sales in fiscal 2006 increased $3,419 (2.6%) when compared to the prior year. After considering the additional week in 2006, a 53 week year, sales were essentially flat compared to the prior year. Sales in the Company’s frozen food segment increased $3,638 (7.7%), as a result of increased average unit selling prices and higher unit volume primarily due to the introduction of a successful new product. Promotional spending as a percentage of sales increased to 8.4% compared to 8.0% in the prior year partially off-setting the sales increase in the frozen food division. Sales in the Company’s refrigerated and snack food products segment decreased $219 (0.3%) primarily as result of lower unit sales volume.  Higher unit selling prices helped mitigate the decrease.

Gross Margin

The gross margin increased to 36.6% compared the prior year at 34.7%. This improvement resulted from higher unit selling prices and lower commodity costs. Meat ingredient costs declined significantly in the fiscal year helping to increase the gross margin.  Flour commodities increased significantly in 2006 partially off-setting the meat commodity cost declines. When combining all divisions, net-selling prices increased approximately 5.4% on a unit volume decline of approximately 2.6 % compared to the prior fiscal year.

Selling, General and Administrative

Selling, general and administrative expenses increased $464 (1.1%) when compared to the prior year. After considering the additional week in 2006, a 53 week year, average weekly expenses were slightly lower as compared to the prior year. Within this category costs for fuel, vehicle repairs, consulting and travel expenses outpaced sales growth.  Off-setting these increases were higher interest income on investments and lower pension, advertising and telephone expenses.

Gain on Sale of Equity Securities

The Company sold 5,028 shares of stock received as a result of the bankruptcy of a significant customer on February 22, 2006.  This transaction resulted in a pre-tax gain of $106.

Income Taxes

The effective income tax rate was 17.2% and (58.2)% in fiscal years 2005 and 2006, respectively.  In fiscal year 2005, the effective income tax rate differed from the applicable mixed statutory rate of approximately 38.0% primarily due to the Company’s current year claim for research and development tax credits related to prior year activities.  In fiscal year 2006, the effective income tax rate differed from the applicable mixed statutory rate of approximately 38.0% primarily due to a reduction in recorded income tax reserves.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  This Statement addresses uncertainty in tax positions recognized in a company’s financial statements and stipulates a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 will apply to the Company’s fiscal year beginning November 3, 2007, with earlier adoption permitted.   The Company does not expect this interpretation will have a material impact on the Company’s results of operations or financial position.

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

Selling, General and Administrative

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

Gross Margin

The gross margin declined to 34.5% compared to the prior year at 36.7%. Increased meat ingredient costs were the principal reason for this decline. When combining all divisions, net-selling prices increased approximately 5% on a unit volume decline of approximately 1.1 % compared to the prior fiscal year.

Selling, General and Administrative

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

Liquidity and Capital Resources (in thousands except per share amounts)

Net cash provided by operating activities was $4,874 and $4,515, in fiscal years 2006 and 2005, respectively. Gross accounts receivable balances increased $436 in 2006 and decreased $2,243 in 2005. The balance in 2006 increased slightly due to strong sales in the fourth quarter of the fiscal year in the frozen food segment offset by lower unit sales volume in the refrigerated and snack food segment in the same period. The balance in 2005 decreased due to lower overall sales levels in the fourth quarter and improved collection trends compared to the prior year. Inventories decreased $1,780 in fiscal year 2006 primarily due to the sale of ingredient inventories not immediately required for a significant production line under development but not complete at the end of the fiscal year and a slight decline in overall commodity costs. The Company’s refrigerated and snack food products segment has continued development of a new major production line that was originally scheduled for completion in the fourth quarter of fiscal year 2005.  A successful production run was completed in October 2006 and this product was test marketed to consumers on a limited basis in November 2006.  To date this product has been well received however field testing continues.  Early production runs have confirmed the need for additional heating capacity in the oven in order to attain desired rates of production. This expected project completion date has been moved forward into fiscal year 2008 until satisfactory results are achieved. Inventories increased $4,445 in fiscal year 2004 due to significant beef ingredient inventories being stored in anticipation of the start up of the new production line in the first half of fiscal year 2005 and higher valuations due to commodity cost increases.  Accounts payable balances were consistent with the current business cycle. Accrued payroll, advertising and other expenses increased $714 in 2006 primarily as a result of the funding pattern of self-insured workers’ compensation claims. The current portion of non-current liabilities increased $1,558 and decreased $553 in 2006 and 2005, respectively.  The increases in both 2006 and 2005 were due to a higher anticipated funding of the pension liability in 2006 and 2007.  Included in the current portion of non-current liabilities is $3,476 related to the anticipated contribution required in fiscal years 2007. The minimum pension liability related to the Company’s defined benefit pension plan decreased to $1,926 at November 3, 2006 compared to $3,458 at October 28, 2005.  In the third quarter of fiscal 2006, the Company froze the defined benefit pension plan accrued benefits for members employed by the Company within administration, sales or supervisory job classification or within a non-bargaining class (the Corporate Group) contributing to the decrease in the minimum pension liability.  This action is defined as a curtailment under SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and, therefore, the Company recognized a curtailment loss of approximately $8. As a result of this action, net pension costs were reduced in the last fiscal quarter by approximately $667 as compared to the same quarter last year and will be reduced in future periods. The net tax effected amount of this liability is included in shareholders’ equity as an “accumulated comprehensive loss” in the Statement of Shareholders’ Equity and Other Comprehensive Income (Loss).

The Company’s capital improvement expenditures increased $298 in 2006 and decreased $1,412 in 2005 compared to the prior year.  Overall capital spending has declined in recent years and significant capital expenditures related to the Dallas high rise freezer and the new Statesville bread plant reached the end of their depreciation periods on certain major equipment. As a result, depreciation expense declined in the current year. Cash and cash equivalents increased $3,025 in 2006 and decreased $2,383 in 2005. Net cash flow improved in 2006 and 2005 primarily as a result of lower inventory requirements, lower expenditures for property, plant and equipment and lower income tax payments.

Working capital decreased $215 in 2006 and increased $161 in 2005. Working capital decreased in 2006 primarily as the result of a significant increase pension contributions required for the Company’s defined benefit pension plans, with current funding requirements increasing by $1,674 compared to the prior year. Off-setting this working capital decrease decrease were higher earnings levels compared to the prior year.   Working capital increased in 2005 primarily as a result of lower inventory requirements, lower expenditures for property, plant and equipment and an increase in refundable income taxes. The Company has remained free of interest-bearing debt for twenty consecutive years. The Company maintains a line of credit with Bank of America that expires April 30, 2008. Under the terms of this line of credit, the Company may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless the Company elects an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require the Company to maintain certain levels of shareholders’ equity and working capital. The Company was in compliance with all provisions of the agreement during the 2006 fiscal year and there were no borrowings under this line of credit during such period. Management is of the opinion that the Company’s strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for fiscal 2008.

Off-Balance Sheet Arrangements

The Company does not currently have any off balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations (in thousands)

The Company has remained free of interest bearing long-term debt for twenty consecutive years and had no other long-term debt or other contractual obligations except for leases. The Company leases certain transportation equipment under operating leases. Future minimum lease payments are approximately (in thousands):

	2007	2008	2009	2010	2011
Net Lease Commitments	$415	$415	$415	$415	$395

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

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial although losses in fiscal year 2002 were significant due to a bankruptcy of a significant customer. The provision for doubtful accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. Sales to Wal-Mart® comprised 15.0% of revenues in fiscal year 2006 and 13.3% of accounts receivable was due from Wal-Mart® at November 3, 2006.  Sales to Wal-Mart® comprised 13.8% of revenues in fiscal year 2005 and 13.6% of accounts receivable was due from Wal-Mart® at October 28, 2005.  Sales to Wal-Mart® comprised 14.6% of revenues in fiscal year 2004.

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

 Recently Issued Accounting Pronouncements and Regulations

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  This Statement addresses uncertainty in tax positions recognized in a company’s financial statements and stipulates a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 will apply to the Company’s fiscal year beginning November 4, 2007, with earlier adoption permitted.   The Company does not expect this interpretation will have a material impact on the Company’s results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Although the Company will continue to evaluate the application of SAB No. 108, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for financial statements for fiscal years beginning after November 15, 2007, the Company’s first quarter of the 2009 fiscal year, and interim periods within those years.   The Company does not expect this statement will have a material impact on the Company’s results of operations or financial position.

In September 2006, the Financial Accounting Standards Board issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. FAS 158 requires employers to recognize the over- or under-funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, FAS 158 requires employers to measure the funded status of plans as of the date of the year-end statement of financial position. The recognition and disclosure provisions of FAS 158 are effective for fiscal years ending after December 15, 2006 (effective for the Company’s fiscal year ending November 2, 2007), while the requirement to measure plan assets and benefit obligations as of a company’s year-end date is effective for fiscal years ending after December 15, 2008 (effective for the Company’s fiscal year ending October 30, 2009).  The Company expects the adoption of this statement will materially affect other comprehensive income, long-term liabilities and shareholders equity.

Item 7A.                          Quantitative and Qualitative Disclosures about Market Risk

The Company did not have significant overall currency exposure at November 3, 2006. The Company’s financial instruments consist of cash and cash equivalents and life insurance policies at November 3, 2006 and the carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure. The Company does not engage in buying or selling spot or futures commodity contracts. The Company’s investment portfolio is not subject to significant market risk or interest rate fluctuations.

Item 8.                                   Consolidated Financial Statements and Supplementary Data

Unaudited Interim Financial Information (in thousands, except per share amounts)

	2006
	January 20	April 14	July 7	November 3
	(12 weeks)	(12 weeks)	(12 weeks)	(17 weeks)
Net sales	$34,575	$28,305	$28,169	$43,215
Income (loss) before taxes	(240)	168	234	1,335
Net income (loss)	(137)	72	224	1,081
Basic earnings (loss) per share	$(0.01)	$0.01	$0.02	$0.11

	2005
	January 21	April 15	July 8	October 28
	(12 weeks)	(12 weeks)	(12 weeks)	(16 weeks)
Net sales	$33,591	$27,714	$27,656	$41,884
Income (loss) before taxes	(316)	(1,049)	66	(955)
Net income (loss)	(196)	(650)	243	(340)
Basic earnings (loss) per share	$(0.02)	$(0.07)	$0.03	$(0.03)

	2004
	January 23	April 16	July 9	October 29
	(12 weeks)	(12 weeks)	(12 weeks)	(16 weeks)
Net sales	$35,322	$30,541	$29,756	$42,246
Income (loss) before taxes	(222)	(336)	(1,005)	1,602
Net income (loss)	(138)	(209)	(623)	994
Basic earnings (loss) per share	$(0.01)	$(0.02)	$(0.06)	$0.10

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

The reports of PricewaterhouseCoopers LLP on the consolidated financial statements of Bridgford Foods Corporation for the year ended October 29, 2004, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

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

During the Company’s fiscal year ended November 3, 2006 and through the subsequent interim period ended February 1, 2007, neither the Company nor anyone on its behalf consulted Haskell & White LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

During the years ended November 3, 2006, October 28, 2005, and October 29, 2004, and through February 1, 2007, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

The Company maintains and evaluates a system of internal accounting controls, and a program of internal auditing designed to provide reasonable assurance that the Company’s assets are protected and that transactions are performed in accordance with proper authorization, and are properly recorded. This system of internal accounting controls is continually reviewed and modified in response to evolving business conditions and operations and to recommendations made by the independent registered public accounting firm and internal auditor. The Company has an established a code of conduct. The management of the Company believes that the accounting and internal control systems provide reasonable assurance that assets are safeguarded and financial information is reliable.

The Audit Committee of the Board of Directors meets regularly with the Company’s financial management and counsel, and with the independent registered public accounting firm engaged by the Company. Internal accounting controls and the quality of financial reporting are discussed during these meetings. The Audit Committee has discussed with the independent registered public accounting firm matters required to be discussed by Statement of Auditing Standards No. 61 (Communication with Audit Committees). In addition, the independent registered public accounting firm’s independence from the Company and its management, including the matters in the written disclosures required by the Independence Standards Board Standards No. 1 (Independence Discussions with Audit Committees), has been discussed by the Committee and the independent registered public accounting firm.

Section 404 of the Sarbanes-Oxley Act of 2002

In order to comply with the Sarbanes-Oxley Act of 2002 (the “Act”), the Company has undertaken and continues a comprehensive effort, which includes the documentation and review of its internal controls. In order to comply with the Act, the Company is in the process of centralizing most accounting and many administrative functions at its corporate headquarters in an effort to control the cost of maintaining its control systems.  On July 11, 2006, The Committee of Sponsoring Organizations (“COSO”) issued guidance on how small companies should implement an effective internal control framework over financial reporting and other risks. This guidance is considered a key tool to help smaller public companies to confront the challenges of the Act.  As a result, the Company may incur substantial additional expenses and diversion of management’s time. During the course of these activities, the Company may identify certain internal control issues which management believes should be improved. These improvements, if necessary, will likely include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in the Company’s internal controls as defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, no assurances can be given regarding the outcome of these efforts. Additionally, control weaknesses may not be identified in a timely enough manner to allow remediation prior to the issuance of the auditor’s report on internal controls over financial reporting. Any failure to adequately comply could result in sanctions or investigations by regulatory authorities, which could harm the Company’s business or investors’ confidence in the Company.

The Securities and Exchange Commission, on December 15, 2006, adopted new measures to grant relief to smaller public companies by extending the date of compliance with Section 404 of the Act.  Under these new measures, the Company will be required to comply with the Act in two phases.  The first phase will be effective for the Company’s fiscal year ending October 31, 2008 and will require the Company to issue a management report on internal control over financial reporting. The second phase will require the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending October 30, 2009.

In December 2006, the Public Company Accounting Oversight Board voted to propose a new standard for auditing internal controls over financial reporting available for comment by the public.  The proposed standard will replace the Board’s current Auditing Standard No. 2.  The new standard proposes to remove unnecessary audit requirements while maintaining adequate internal control, provide direction on how to scale the audit for smaller and less complex companies, and reduce and simplify the text of the standard.  The Board plans to determine whether to adopt the final standard after close of the comment period and consent by the Securities and Exchange Commission after February 2007.

Item 9B.                          Other Information

Not applicable.

PART III

Item 10.                            Directors and Executive Officers of the Registrant

Information set forth in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on March 14, 2007 is incorporated herein by reference. Information concerning the executive officers of the Company is set forth in Part I hereof under the heading “Executive Officers of the Registrant”.

The Company adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 during the first quarter of 2004, which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and other designated officers and employees. The Code of Ethics appears on the Company’s website at www.bridgford.com.  Any amendment or waiver of the Code of Ethics that applies to the Company’s directors or executive officers will be posted on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

The Company is considered a “controlled company” within the meaning of Rule 4350(c)(5) of the National Association of Securities Dealers (“NASD”) and is therefore exempted from various NASD rules pertaining to certain “independence” requirements of its directors. Nevertheless, the Board of Directors has determined that Messrs. Andrews, Foster, Scott and Zippwald are all “independent directors” within the meaning of Rule 4200 of the Nasdaq Marketplace Rules. The Audit Committee has been established in accordance with Securities and Exchange Commission rules and regulations, and each of the members of the Audit Committee is an independent director as defined under the NASD’s listing standards. The Board of Directors believes that Messrs. Andrews and Scott qualify as “financial experts” as such term is used in the rules and regulations of the Securities and Exchange Commission.

Item 11.                            Executive Compensation

Information set forth in the sections entitled “Proposal 1 – Election of Directors” and “Compensation of Executive Officers” contained in the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders to be held on March 14, 2007 is incorporated herein by reference.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information set forth in the section entitled “Principal Shareholders and Management” contained in the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders to be held on March 14, 2007 is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing compensation plans as of November 3, 2006. The Company’s sole shareholder approved equity compensation plan is the 1999 Stock Incentive Plan. The Company does not have any non-stockholder approved equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of November 3, 2006 (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of November 3, 2006 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	250,000	$10.00	650,000
Equity compensation plans not approved by security holders	–	–	–
Total	250,000	$10.00	650,000

Item 13.         Certain Relationships and Related Transactions

Information set forth in the section entitled “Certain Relationships and Related Party Transactions” contained in the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders to be held on March 14, 2007 is incorporated herein by reference.

Item 14.                            Principal Accountant Fees and Services

Information set forth in the section entitled “Principal Accountant Fees and Services” contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on March 14, 2007 is incorporated herein by reference.

PART IV

Item 15.                            Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. The following documents are filed as a part of this report:

(2) Financial Statement Schedule

The following financial statement is filed herewith.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts

(3) Exhibits

(a) The exhibits below are filed or incorporated herein by reference.

Exhibit Number	Description
3.5	Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10-K on January 28, 1993 and incorporated herein by reference).

3.6	Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10-K on January 28, 1993 and incorporated herein by reference).

3.7	By-laws, as amended (filed as Exhibit 2 to Form 10-K on January 28,1993 and incorporated herein by reference).

10.1	Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit10.1 to Form 10-K on January 28, 1993 and incorporated herein by reference).*

10.2	Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to Form 10-K on January 28, 1993 and incorporated herein by reference).*

10.3	Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as Exhibit 10.3 to Form 10-K on January 28, 1993 and incorporated herein by reference).*

10.4	Bridgford Foods Corporation 1999 Stock Incentive Plan and Form of Stock Option Agreement (filed as Exhibit 4.1 to Form S-8 on May 28, 1999 and incorporated herein by reference).*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of the signature page)

31.1	Certification of Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

* Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION

Registrant

By:	/s/ WILLIAM L. BRIDGFORD
William L. Bridgford
Chairman

Date: February 1, 2007

POWER OF ATTORNEY

 We, the undersigned directors and officers of Bridgford Foods Corporation do hereby constitute and appoint William L. Bridgford and Raymond F. Lancy, or either of them, with full power of substitution and resubstitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ WILLIAM L. BRIDGFORD	Chairman	February 1, 2007
William L. Bridgford	(Principal Executive Officer)

/s/ ALLAN L. BRIDGFORD	Senior Chairman	February 1, 2007
Allan L. Bridgford

/s/ HUGH WM. BRIDGFORD	Vice President and Director	February 1, 2007
Hugh Wm. Bridgford

/ s/ JOHN V. SIMMONS	President	February 1, 2007
John V. Simmons

/s/ RAYMOND F. LANCY	Chief Financial Officer	February 1, 2007
Raymond F. Lancy	(Principal Financial Officer)

/ s/ TODD C. ANDREWS	Director	February 1, 2007
Todd C. Andrews

/s/ RICHARD A. FOSTER	Director	February 1, 2007
Richard A. Foster

/s/ ROBERT E. SCHULZE	Director	February 1, 2007
Robert E. Schulze

/s/ D. GREGORY SCOTT	Director	February 1, 2007
D. Gregory Scott

/s/ PAUL R. ZIPPWALD	Director	February 1, 2007
Paul R. Zippwald

Report Of Independent Registered Public Accounting Firm

Haskell & White LLP

To the Board of Directors and Shareholders

Bridgford Foods Corporation

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation (the “Company”) as of November 3, 2006 and October 28, 2005 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the fiscal years ended November 3, 2006 and October 28, 2005. In connection with our audits of the consolidated financial statements, we also have audited the supplementary information included in Schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of November 3, 2006 and October 28, 2005, and the consolidated results of its operations and its cash flows for the fiscal years ended November 3, 2006 and October 28, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Haskell & White LLP

Irvine, California

 January 12, 2007

PricewaterhouseCoopers LLP

To the Board of Directors and Shareholders of Bridgford Foods Corporation

In our opinion, the accompanying consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the results of operations and cash flows of Bridgford Foods Corporation and its subsidiaries (the “Company”) for the year ended October 29, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Orange County, California
January 27, 2005

BRIDGFORD FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS

November 03, 2006 and October 28, 2005

(in thousands, except per share amounts)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$13,380	$10,355
Accounts receivable, less allowance for doubtful accounts of $524 and $468, respectively and promotional allowances of $2,170 and $2,092, respectively	10,222	9,508
Inventories	19,544	21,324
Prepaid expenses	291	401
Refundable income taxes	655	552
Deferred income taxes	1,821	1,598
Total current assets	45,913	43,738

Property, plant and equipment, net of accumulated depreciation of $53,941 and $50,731, respectively	13,041	14,519
Other non-current assets	10,620	10,239
Deferred income taxes	3,357	4,467
Total assets	$72,931	$72,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,923	$3,806
Accrued payroll, advertising and other expenses	6,029	5,314
Current portion of non-current liabilities	4,279	2,721
Total current liabilities	14,231	11,841
Non-current liabilities	8,514	12,860

Contingencies and commitments (Notes 3, 5 and 6)
Shareholders’ equity:
Preferred stock, without par value
Authorized - 1,000 shares Issued and outstanding – none	—	—
Common stock, $1.00 par value
Authorized - 20,000 shares Issued and outstanding – 9,958 in 2006 and 9,986 in 2005	10,015	10,043
Capital in excess of par value	14,235	14,394
Retained earnings	27,129	25,889
Accumulated other comprehensive loss	(1,193)	(2,064)
Total shareholders’ equity	50,186	48,262
	$72,931	$72,963

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended November 3, 2006, October 28, 2005, and October 29, 2004

(in thousands, except share and per share amounts)

	2006	2005	2004
Net sales	$134,264	$130,845	$137,865
Cost of products sold, excluding depreciation	85,133	85,455	90,306
Selling, general and administrative expenses	43,963	43,393	43,728
Depreciation	3,777	4,251	4,345
Gain on sale of equity securities	(106)	—	(553)
	132,767	133,099	137,826
Income (loss) before taxes	1,497	(2,254)	39
Provision (benefit) for taxes on income	257	(1,311)	15
Net income (loss)	$1,240	$(943)	$24
Basic earnings (loss) per share	$0.13	$(0.09)	$—
Shares used to compute basic earnings (loss) per share	9,966,483	9,994,816	10,131,570
Diluted earnings (loss) per share	$0.13	$(0.09)	$—
Shares used to compute diluted earnings (loss) per share	9,966,483	9,994,816	10,131,570

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

For the years ended November 3, 2006, October 28, 2005, and October 29, 2004

(in thousands, except per share amounts)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance, October 31, 2003	10,276	$10,333	$16,340	$27,321	$(1,661)	$52,333
Shares repurchased and retired	(274)	(274)	(1,834)			(2,108)
Cash dividends paid ($.05 per share)				(513)		(513)
Net income				24		24
Other comprehensive net income (loss):
Unrealized gain on investment					25	25
Minimum pension liability					(1,097)	(1,097)
Comprehensive income						(1,048)
Balance, October 29, 2004	10,002	10,059	14,506	26,832	(2,733)	48,664
Shares repurchased and retired	(16)	(16)	(112)			(128)
Net loss				(943)		(943)
Other comprehensive net income (loss):
Unrealized gain on investment					30	30
Minimum pension liability					639	639
Comprehensive loss						(274)
Balance, October 28, 2005	9,986	10,043	14,394	25,889	(2,064)	48,262
Shares repurchased and retired	(28)	(28)	(159)			(187)
Net income				1,240		1,240
Other comprehensive net income (loss):
Unrealized loss on investment					(55)	(55)
Minimum pension liability					926	926
Comprehensive loss						2,111
Balance, November 3, 2006	9,958	$10,015	$14,235	$27,129	$(1,193)	$50,186

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended November 3, 2006, October 28, 2005, and October 29, 2004

(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,240	$(943)	$24
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,777	4,251	4,345
(Recovery) on losses on accounts receivable	(277)	(578)	(246)
(Gain) on sale of property, plant and equipment	(31)	(11)	(11)
(Gain) on sale of equity securities	(106)	—	(553)
Provision for asset impairment	—	—	54
Deferred income taxes, net	1,111	(571)	(601)
Changes in operating assets and liabilities:
Accounts receivable	(436)	2,243	1,346
Inventories	1,780	1,154	(4,445)
Prepaid expenses	52	78	(619)
Income taxes receivable	(327)	179	732
Other non-current assets	(1,484)	(761)	(74)
Accounts payable	117	69	(968)
Accrued payroll, advertising and other expenses	714	(533)	930
Income taxes payable	—	(913)	913
Current portion of non-current liabilities	1,558	553	(699)
Non-current liabilities	(2,814)	298	780
Net cash provided by operating activities	4,874	4,515	908
Cash used in investing activities:
Proceeds from sale of property, plant and equipment	62	28	35
Proceeds from sale of equity securities	606	—	898
Additions to property, plant and equipment	(2,330)	(2,032)	(3,444)
Net cash used in investing activities	(1,662)	(2,004)	(2,511)
Cash used in financing activities:
Shares repurchased	(187)	(128)	(2,108)
Cash dividends paid	—	—	(513)
Net cash used in financing activities	(187)	(128)	(2,621)
Net increase (decrease) in cash and cash equivalents	3,025	2,383	(4,224)

Cash and cash equivalents at beginning of year	10,355	7,972	12,196
Cash and cash equivalents at end of year	$13,380	$10,355	$7,972
Cash paid for income taxes	$26	$687	$39

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share amounts, per share amounts and percentages)

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

Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“FAS 144”), the Company is required to test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If a impairment is indicated, the Company must measure the fair value of assets in accordance with FAS 144 to determine if and when adjustments are to be recorded.

Concentrations of credit risk

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial, although losses in fiscal year 2002 were significant due to a bankruptcy of a significant customer. The carrying amount of cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate fair market value due to the short maturity of these instruments. The Company maintains cash balances at financial institutions, which may at times, exceed the amounts insured by the Federal Deposit Insurance Corporation of $100 per institution. However, management does not believe there is significant credit risk associated with these financial institutions. The provision for doubtful accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. Sales to Wal-Mart® comprised 15.0% of revenues in fiscal year 2006 and 13.3% of accounts receivable was due from Wal-Mart® at November 3, 2006. Sales to Wal-Mart® comprised 13.8% of revenues in fiscal year 2005 and 13.6% of accounts receivable was due from Wal-Mart® at October 28, 2005. Sales to Wal-Mart® comprised 14.6% of revenues in fiscal year 2004.

Business segments

The Company and its subsidiaries operate in two business segments - the processing and distribution of frozen foods, and the processing and distribution of refrigerated and snack food products.

Fiscal year

The Company maintains its accounting records on a 52-53 week fiscal basis. Fiscal years 2004 and 2005 include 52 weeks each and fiscal year 2006 included 53 weeks.

Revenues

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are primarily delivered to customers through the Company’s own fleet or through a Company owned direct store delivery system. These costs, $6,375, $6,382 and $6,514 for 2006, 2005 and 2004, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements. The Company records promotional and returns allowances based on recent and historical trends.

Cash equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include short-term taxable auction rate securities, money market funds, and treasury bills of $12,629 at November 3, 2006 and $10,856 at October 28, 2005.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This Statement addresses uncertainty in tax positions recognized in a company’s financial statements and stipulates a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will apply to the Company’s fiscal year beginning November 3, 2007, with earlier adoption permitted.                The Company does not expect this interpretation will have a material impact on the Company’s results of operations or financial position.

Stock-based compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R requires public companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant.  The Statement also clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods.  SFAS No. 123R became effective for the Company’s fiscal year ending November 3, 2006. The Company has not issued, awarded, granted or entered into any stock-based payment agreements since April 29, 1999. The modified prospective adoption of SFAS No. 123R did not have any impact on the Company’s financial condition or results of operations for fiscal year ended November 3, 2006.

Prior to adoption of SFAS No. 123R, the Company adopted SFAS No. 123 ‘“Accounting for Stock-Based Compensation” which allowed the Company to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation and, therefore, no compensation expense was recognized for its fixed stock option plans as options are generally granted at fair market value based upon the closing price on the date immediately preceding the grant date.  On December 31, 2002 the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation- Transition and Disclosure”, which amended SFAS No. 123.  SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation.  Accordingly, if compensation expense for the Company’s stock options had been recognized, based upon the fair value of awards granted, there would have been no impact on the Company’s net income and earnings per share for fiscal year ended November 3, 2006.

Had compensation cost for the Company’s Stock Option Plan been determined based on the fair value of the options consistent with FAS 123, during the fiscal years ended October 28, 2005 and October 29, 2004, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the year ended
	October 28, 2005	October 29, 2004
Net income (loss) as reported	$(943)	$24
Deduct: Pro forma compensation expense, net of tax	—	—
Pro forma net income (loss)	$(943)	$24
Basic and diluted earnings (loss) per share as reported	$(0.09)	$—
Pro forma basic and diluted (loss) earning per share	$(0.09)	$—
Weighted average shares outstanding, basic	9,994,816	10,131,570
Weighted average shares outstanding, diluted	9,994,816	10,131,570

The fair value of compensatory stock options was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions at the date of issuance:

Risk-free interest rate	5.34%
Expected years until exercise	6.0 years
Expected stock volatility	40.00%
Expected dividends	2.20%

The following balances are reflected as of November 3, 2006:

			Options Exercisable
Options Outstanding		Weighted average	Weighted average
Exercise price	Shares	remaining life (years)	exercise price	Shares	Weighted average exercise price
$ 10	250,000	2.5	$10	250,000	$10

The following balances are reflected as of October 28, 2005:

			Options Exercisable
Options Outstanding		Weighted average	Weighted average
Exercise price	Shares	remaining life (years)	exercise price	Shares	Weighted average exercise price
$ 10	250,000	3.5	$10	250,000	$10

 The following balances are reflected as of October 29, 2004:

			Options Exercisable
Options Outstanding		Weighted average	Weighted average
Exercise price	Shares	remaining life (years)	exercise price	Shares	Weighted average exercise price
$ 10	250,000	4.5	$10	250,000	$10

Basic and diluted earnings per share

Basic earnings per share is calculated based on the weighted average number of shares outstanding for all periods presented. Diluted earnings per share is calculated based on the weighted average number of shares outstanding plus shares issuable on conversion or exercise of all potentially dilutive securities (stock options).

 Foreign currency transactions

The Company’s foreign branch located in Canada enters into transactions that are denominated in a foreign currency. The related transaction gains and losses arising from changes in exchange rates are not material and are included in selling, general and administrative expenses in the consolidated statement of operations in the period the transaction occurred.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss), the additional minimum pension liability adjustment and unrealized gains on equity securities. The Company’s cost basis in the stock is equal to the fair market value at the date of issuance. During fiscal years 2006, 2005 and 2004 the

Company recognized a minimum pension liability in accordance with the provisions of SFAS No. 87 “Employers’ Accounting for Pensions”. The impact of this transaction has been recorded as a component of shareholders’ equity, net of tax. No effect has been given to these transactions in the consolidated statement of cash flows.

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

Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“FAS 144”), the Company is required to test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If a impairment is indicated, the Company must measure the fair value of assets in accordance with FAS 144 to determine if and when adjustments are to be recorded.

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial although losses in fiscal year 2002 were significant. The provision for doubtful accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. Sales to Wal-Mart® comprised 15.0% of revenues in fiscal year 2006 and 13.3% of accounts receivable was due from Wal-Mart® at November 3, 2006. Sales to Wal-Mart® comprised 14.6% of revenues in fiscal year 2004.

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

Recently issued accounting pronouncements and regulations

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This Statement addresses uncertainty in tax positions recognized in a company’s financial statements and stipulates a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will apply to the Company’s fiscal year beginning November 3, 2007, with earlier adoption permitted. The Company does not expect this interpretation will have a material impact on the Company’s results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Although the Company will continue to evaluate the application of SAB No. 108, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for financial statements for fiscal years beginning after November 15, 2007, the Company’s first quarter of the 2009 fiscal year, and interim periods within those years. The Company does not expect this statement will have a material impact on the Company’s results of operations or financial position.

In September 2006, the Financial Accounting Standards Board issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. FAS 158 requires employers to recognize the over- or under-funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, FAS 158 requires employers to measure the funded status of plans as of the date of the year-end statement of financial position. The recognition and disclosure provisions of FAS 158 are effective for fiscal years ending after December 15, 2006 (effective for the Company’s fiscal year ending November 2, 2007), while the requirement to measure plan assets and benefit obligations as of a company’s year-end date is effective for fiscal years ending after December 15, 2008 (effective for the Company’s fiscal year ending October 30, 2009). The Company expects the adoption of this statement will materially affect other comprehensive income, long-term liabilities and shareholders equity.

NOTE 2- Composition of Certain Financial Statement Captions:

	2006	2005
Inventories:
Meat, ingredients and supplies	$3,748	$6,433
Work in process	2,228	2,293
Finished goods	13,568	12,598
	$19,544	$21,324
Property, plant and equipment:
Land	$1,840	$1,840
Buildings and improvements	13,233	13,137
Machinery and equipment	39,640	38,318
Asset impairment reserve	(54)	(54)
Transportation equipment	10,130	9,996
Construction in process	2,193	2,013
	66,982	65,250
Accumulated depreciation	(53,941)	(50,731)
	$13,041	$14,519

Other non-current assets:
Cash surrender value benefits	$10,561	$10,142
Intangible asset	59	97
	$10,620	$10,239

Accrued payroll, advertising and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$4,297	$3,526
Accrued advertising and broker commissions	681	621
Property taxes	439	477
Others	612	690
	$6,029	$5,314

Current portion of non-current liabilities:
Incentive compensation	$217	$414
Accrued pension	3,476	1,800
Other accrued retirement plans	510	507
Post retirement healthcare	76	—
	$4,279	$2,721

Non-current liabilities:
Incentive compensation	$340	$395
Accrued pension	3,732	7,984
Other accrued retirement plans	3,929	4,042
Post retirement healthcare	513	439
	$8,514	$12,860

NOTE 3- Retirement and Other Benefit Plans:

Noncontributory-Trusteed Defined Benefit Retirement Plans for Sales, Administrative, Supervisory and Certain Other Employees

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

Net pension cost consisted of the following:

	2006	2005	2004
Service cost	$1,160	$1,680	$1,435
Interest cost	1,922	1,803	1,704
Expected return on plan assets	(1,592)	(1,406)	(1,295)
Amortization of unrecognized loss	191	370	300
Amortization of transition asset (15.2 years)	—	—	(68)
Amortization of unrecognized prior service costs	31	42	41
Net pension cost	$1,712	$2,489	$2,117

   In the third quarter of fiscal 2006, the Company froze the defined benefit pension plan accrued benefits for members employed by the Company within administration, sales or supervisory job classification or within a non-bargaining class (the Corporate Group). This action is defined as a curtailment under SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and, therefore, the Company recognized a curtailment loss of approximately $8. As a result of this action, net pension costs were reduced in the last fiscal quarter by approximately $667 as compared to the same quarter last year and will be reduced in future periods.

Net pension cost is determined using assumptions as of the beginning of each fiscal year. Weighted average assumptions for the fiscal years are as follows:

	2006	2005	2004
Discount rate	6.00%	6.00%	6.25%
Rate of increase in salary levels	N/A	3.75%	3.75%
Expected return on plan assets	8.00%	8.00%	8.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	2006	2005
Change in benefit obligations:
Benefit Obligations - beginning of year	$33,215	$33,151
Service Cost	1,160	1,680
Interest Cost	1,922	1,803
Actuarial (Gain) Loss	348	(2,865)
Benefits Paid	(965)	(574)
Curtailments	(5,211)	—
Plan Amendments	0	20
Benefit Obligations - end of year	30,469	33,215
Change in plan assets:
Fair value of plan assets - beginning of year	19,440	17,721
Employer Contributions	2,757	991
Actual return on plan assets	2,029	1,303
Benefits Paid	(965)	(574)
Fair value of plan assets - end of year	23,261	19,441
Funded Status of the plans	(7,208)	(13,774)
Unrecognized prior service costs	59	97
Unrecognized net actuarial loss	1,867	7,351
Unrecognized net transition asset	—	—
Additional accrued minimum liability	(1,926)	(3,458)
Accrued pension cost	$(7,208)	$(9,784)

The accumulated benefit obligation is $30,469 and $29,225 at November 3, 2006 and October 28, 2005, respectively.

The benefit obligation is determined using assumptions as of the end of each fiscal year. Weighted average assumptions as of the fiscal years ended are as follows:

	2006	2005
Discount rate	6.00%	6.00%
Rate of increase in salary levels	N/A	3.75%

The discount rate used to value the projected benefit obligation was 6.00%, equal to the prior year. SFAS No. 87 “Employers’ Accounting for Pensions” generally requires that the discount rate used in the liability measurement reflect the economic environment in which the liability can be settled as of the measurement date. The discount rates were based on available corporate bond yields as of the measurement date to take into account the economic environment at the time. Higher funding levels, improved investment returns and the freezing of pension benefits helped to reduce the minimum liability compared to the prior year.

Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted-average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. The compensation increase assumption is based upon historical patterns of salary increases and management’s expectation of future salary increases for plan participants. The expected Company contribution to the plan in fiscal year 2007 is $3,476.

The actual allocations as of the fiscal years ended and target allocation for plan assets are as follows:

Asset Class	2006	2005	Target Asset Allocation
Large Cap Equities	72.16%	66.0%	45.0%
Mid Cap Equities	0.0%	0.0%	7.5%
Small Cap Equities	0.0%	0.0%	5.0%
International	0.0%	0.0%	7.5%
Fixed Income	27.44%	29.8%	35.0%
Cash	0.40%	4.2%	0.0%
Total	100.0%	100.0%	100.0%

Expected payments for the pension benefits are as follows:

	Pension Benefits	Other Postretirement Benefits
Fiscal 2007	$958	$512
Fiscal 2008	$1,057	$513
Fiscal 2009	$1,122	$513
Fiscal 2010	$1,168	$513
Fiscal 2011	$1,233	$513
Fiscal 2012-2016	$8,069	$4,166

Net amounts recognized as of the end of each fiscal year are as follows:

	2006	2005
Accrued benefit cost	$(7,208)	$(9,784)
Intangible asset	59	96
Accumulated other comprehensive income	1,867	3,361
	$(5,282)	$(6,327)

Non-Qualified Supplemental Retirement Plan for Certain Key Employees

In fiscal year 1991, the Company adopted a non-qualified supplemental retirement plan for certain key employees. Benefits provided under the plan are equal to 60% of the employee’s final average earnings, less amounts provided by the Company’s defined benefit pension plan and amounts available through Social Security. Effective January 1, 1991 the Company adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. The Company contributes an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination or attainment of retirement age. Total benefit expense recorded under these plans for fiscal years 2006, 2005 and 2004 was $0, $9, and $0, respectively. Benefits payable related to these plans and included in other non-current liabilities in the accompanying financial statements were $3,929 and $4,042 at November 3, 2006 and October 28, 2005, respectively. In connection with this arrangement the Company is the beneficiary of life insurance policies on the lives of certain key employees. The aggregate cash surrender value of these policies, included in non-current assets, was $10,561 and $10,142 at November 3, 2006 and October 28, 2005, respectively.

Incentive Compensation Plan for Certain Key Executives

The Company provides an incentive compensation plan for certain key executives, which is based upon the Company’s pretax income and return on shareholders’ equity. The payment of these amounts is generally deferred over a five-year period. The total amount payable related to this arrangement was $557 and $809 at November 3, 2006 and October 28, 2005, respectively. Future payments are approximately $217, $173, $82, $52 and $32 for fiscal years 2007 through 2011, respectively.

Postretirement Health Care Benefits for Selected Executive Employees

The Company provides postretirement health care benefits for selected executive employees. The approximate amounts for postretirement health care benefits are $513 and $439 are included in non-current liabilities at November 3, 2006 and October 28, 2005, respectively. On January 12, 2004, the Financial Accounting Standards Board issued a Staff Position which allows employers to recognize or defer the effect of the new Medicare Act on their financial statements. The Company has deferred the recognition of the subsidy and will reflect it in future OPEB calculations.

Net periodic postretirement benefit cost consisted of the following:

	2006	2005
Service cost	$14	$14
Interest cost	66	63
Return on plan assets	0	0
Amortization of unrecognized loss	0	0
Amortization of prior service cost	75	75
Amortization of actuarial (gain) / loss	11	15
Net periodic postretirement benefit cost	$166	$167

Net periodic postretirement benefit cost is determined using assumptions as of the beginning of each fiscal year. Weighted average assumptions for the fiscal year ended November 3, 2006 are as follows:

	2006	2005
Discount rate	6.00%	6.00%
Medical trend rate next year	10.0%	11.0%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2011	2011

Effect of a 1% increase in health care cost trend rate on:

	2006	2005
Interest cost plus service cost	$10	$10
Accumulated postretirement benefit obligation	$120	$121

Effect of a 1% decrease in health care cost trend rate on:

	2006	2005
Interest cost plus service cost	$(9)	$(8)
Accumulated postretirement benefit obligation	$(113)	$(101)

The benefit obligation and funded status of this plan as of the fiscal year ended November 3, 2006 is as follows:

	2006	2005
Change in accumulated postretirement benefit obligation:
Benefit Obligations - beginning of year	$1,143	$1,164
Service Cost	14	14
Interest Cost	66	63
Actuarial (Gain) Loss	(48)	(61)
Benefits Paid	(16)	(37)
Plan Amendments	0	0
Benefit Obligations - end of year	1,159	1,143
Funded Status of the plans	1,159	1,143
Unrecognized prior service costs	(372)	(447)
Unrecognized net actuarial loss	(198)	(257)
Unrecognized net transition asset	—	—
Accrued postretirement benefit cost	$589	$439

Expected payments for the postretirement benefits are as follows:

Postretirement Benefits
Fiscal 2007	$79
Fiscal 2008	$81
Fiscal 2009	$83
Fiscal 2010	$84
Fiscal 2011-2015	$402

Stock Incentive Plan

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

As of November 3, 2006, 250,000 options were outstanding at an exercise price of $10.00 per share.

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

                During the fiscal year ended November 3, 2006, the Company implemented a qualified 401(K) retirement plan (the “Plan”) for its sales, administrative, supervisory and certain other employees. During fiscal year 2006, the Company made total contributions to the Plan in the amount of $229,000.

NOTE 4- Income Taxes:

The provision (benefit) for taxes on income includes the following:

	2006	2005	2004
Current:
Federal	$(171)	$(1,262)	$1,174
State	28	(208)	99
	(143)	(1,470)	1,273

Deferred:
Federal	357	318	(1,358)
State	43	(159)	100
	400	159	(1,258)
	$257	$(1,311)	$15

The total tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

	2006	2005	2004
(Benefit) provision for federal income taxes at the applicable statutory rate	$509	$(766)	$13
(Decrease) increase in provision resulting from state income taxes, net of federal income tax benefit	44	(90)	1
Tax reserve release	—	(330)	—
Research & development tax credit	(154)	—	—
Non-taxable life insurance gain	(142)	(202)	—
Other, net	—	77	1
	$257	$(1,311)	$15

Deferred income taxes result from differences in the bases of assets and liabilities for tax and accounting purposes.

	2006	2005
Receivables allowance	$209	$187
Inventory capitalization	381	343
Incentive compensation	74	158
Franchise tax	2	2
Employee benefits	1,332	1,098
Other	(177)	(190)
Current tax assets, net	$1,821	$1,598
Incentive compensation	$136	$158
Pension and health care benefits	3,666	4,834
Depreciation	(445)	(835)
Net operating loss carry-forward	—	310
Non-current tax assets, net	$3,357	$4,467

The Company has determined, based on available evidence, that it is more likely than not that the deferred tax assets will be realized. No valuation allowance was provided against deferred tax assets in the accompanying consolidated financial statements. The Company recognized a net operating loss carry-forward (before tax effect) in the fiscal year ended October 28, 2005 in the amount of $912 which was fully utilized in the fiscal year ended November 3, 2006.

NOTE 5- Line of Credit:

Under the terms of a revolving line of credit with Bank of America, the Company may borrow up to $2,000 through April 30, 2008. The interest rate is at the bank’s reference rate unless the Company elects an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require the Company to maintain certain levels of shareholders’ equity and working capital. The Company was in compliance with all provisions of the agreement during the year. There were no borrowings under this line of credit during the year.

NOTE 6- Contingencies and Commitments:

The Company leases certain transportation and computer equipment under operating leases. The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. Minimum rental payments were $395 in fiscal year 2006, $330 in fiscal year 2005 and $379 in fiscal year 2004. Contingent payments were approximately $108 in fiscal year 2006, $132 in fiscal year 2005 and $153 in fiscal year 2004. Future minimum lease payments are approximately $415 in the each of the years 2006 through 2009 and $395 in 2010.

NOTE 7- Segment Information:

The Company has two reportable operating segments, Frozen Food Products (the processing and distribution of frozen products), and Refrigerated and Snack Food Products (the processing and distribution of refrigerated meat and other convenience foods).

The Company evaluates each segment’s performance based on revenues and operating income. Selling and general administrative expenses include corporate accounting, information systems, human resource and marketing management at the corporate level. These activities are allocated to each operating segment based on revenues and/or actual usage.

The following segment information is for the years ended November 3, 2006, October 28, 2005, and October 29, 2004:

2006	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$50,806	$83,458	$—	$—	$134,264
Intersegment sales	—	2,285	—	(2,285)	—
Net sales	50,806	85,743	—	(2,285)	134,264
Cost of products sold, excluding depreciation	30,023	57,395	—	(2,285)	85,133
Selling, general and administrative expenses	14,189	29,774	—	—	43,963
Depreciation	1,398	2,379	—	—	3,777
Gain on sale of equity securities	—	(106)	—	—	(106)
	45,610	89,442	—	(2,285)	132,767
Income before taxes	5,196	(3,699)	—	—	1,497
Provision for taxes on income	1,872	(1,615)	—	—	257
Net income (loss)	$3,324	$(2,084)	$—	$—	$1,240
Total assets	$12,194	$30,612	$30,125	$—	$72,931
Additions to property, plant and equipment	$314	$1,705	$311	$—	$2,330

2005	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$47,168	$83,677	$—	$—	$130,845
Intersegment sales	—	4,038	—	(4,038)	—
Net sales	47,168	87,715	—	(4,038)	130,845
Cost of products sold, excluding depreciation	26,479	63,014	—	(4,038)	85,455
Selling, general and administrative expenses	13,160	30,233	—	—	43,393
Depreciation	1,865	2,386	—	—	4,251
	41,504	95,633	—	(4,038)	133,099
Income before taxes	5,664	(7,918)	—	—	(2,254)
Provision for taxes on income	2,004	(3,315)	—	—	(1,311)
Net income (loss)	$3,660	$(4,603)	$—	$—	$(943)
Total assets	$12,394	$32,747	$27,822	$—	$72,963
Additions to property, plant and equipment	$549	$1,419	$64	$—	$2,032

2004	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$44,240	$93,625	$—	$—	$137,865
Intersegment sales	—	3,943	—	(3,943)	—
Net sales	44,240	97,568	—	(3,943)	137,865
Cost of products sold, excluding depreciation	25,644	68,605	—	(3,943)	90,306
Selling, general and administrative expenses	13,541	30,187	—	—	43,728
Depreciation	1,967	2,378	—	—	4,345
Gain on sale of equity securities	—	(553)	—	—	(553)
	41,152	100,617	—	(3,943)	137,826
Income before taxes	3,088	(3,049)	—	—	39
Provision for taxes on income	1,173	(1,158)	—	—	15
Net income (loss)	$1,915	$(1,891)	$—	$—	$24
Total assets	$12,943	$36,433	$25,566	$—	$74,942
Additions to property, plant and equipment	$211	$3,149	$84	$—	$3,444

NOTE 8- Unaudited Interim Financial Information

	2006
	January 20	April 14	July 7	November 3
	(12 weeks)	(12 weeks)	(12 weeks)	(17 weeks)
Net sales	$34,575	$28,305	$28,169	$43,215
Income (loss) before taxes	(240)	168	234	1,335
Net income (loss)	(137)	72	224	1,081
Basic earnings (loss) per share	$(0.01)	$0.01	$0.02	$0.11

	2005
	January 21	April 15	July 8	October 28
	(12 weeks)	(12 weeks)	(12 weeks)	(16 weeks)
Net sales	$33,591	$27,714	$27,656	$41,884
Income (loss) before taxes	(316)	(1,049)	66	(955)
Net income (loss)	(196)	(650)	243	(340)
Basic earnings (loss) per share	$(0.02)	$(0.07)	$0.03	$(0.03)

	2004
	January 23	April 16	July 9	October 29
	(12 weeks)	(12 weeks)	(12 weeks)	(16 weeks)
Net sales	$35,322	$30,541	$29,756	$42,246
Income (loss) before taxes	(222)	(336)	(1,005)	1,602
Net income (loss)	(138)	(209)	(623)	994
Basic earnings (loss) per share	$(0.01)	$(0.02)	$(0.06)	$0.10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Bridgford Foods Corporation

Our audit of the consolidated financial statements referred to in our report dated January 27, 2005 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Orange County, California
January 27, 2005

BRIDGFORD FOODS CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Allowance for Doubtful Accounts
	Balance at Beginning of year	Changes in Provisions for Doubtful Accounts Receivable	Accounts Written Off Less Recoveries	Balance at Close of Period
Year ended November 3, 2006	$468	$(277)	$(333)	$524
Year ended October 28, 2005	$1,118	$(578)	$72	$468
Year ended October 29, 2004	$1,429	$(246)	$65	$1,118

	Promotional Allowances
	Balance at Beginning of year	Allowance for Accruals	Promotions Incurred	Balance at Close of Period
Year ended November 3, 2006	$2,092	$5,918	$5,840	$2,170
Year ended October 28, 2005	$2,368	$5,260	$5,536	$2,092
Year ended October 29, 2004	$1,847	$6,140	$5,619	$2,368