Form 10-Q
period 2007-01-26
BRIDGFORD FOODS CORP
filed 2007-03-12
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, anaccelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of March 12, 2007 the registrant had 9,939,000 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Items 1, and 3-5 of Part II. have been omitted because they are not applicable with respect to the current reporting period.

Part I.  Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	January 26	November 3
	2007	2006, as restated (Note 2)
	(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$2,495	$1,180
Trading Securities	15,200	12,200
Accounts receivable, less allowance for doubtful accounts of $433 and $524, respectively, and promotional allowances of $2,284 and $2,170, respectively	8,059	10,222
Inventories (Note 3)	15,076	19,544
Prepaid expenses and other current assets	3,104	2,767

Total current assets	43,934	45,913

Property, plant and equipment, less accumulated depreciation of $54,581 and $53,941, respectively	12,605	13,041

Other non-current assets	14,040	13,977
	$70,579	$72,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$2,825	$3,923
Accrued payroll, advertising and other expenses	9,241	10,308

Total current liabilities	12,066	14,231

Non-current liabilities	8,118	8,514

Commitments (Note 6)

Shareholders’ equity:
Preferred stock, without par value Authorized - 1,000 shares Issued and outstanding - none	—	—

Common stock, $1.00 par value Authorized - 20,000 shares Issued and outstanding - 9,952 and 9,958 shares	10,009	10,015
Capital in excess of par value	14,202	14,235
Retained earnings	27,169	27,129
Accumulated other comprehensive loss	(985)	(1,193)
	50,395	50,186
	$70,579	$72,931

See accompanying notes to consolidated condensed financial statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	(in thousands, except per share amounts)
	12 weeks ended	12 weeks ended
	January 26	January 20
	2007	2006

Net sales	$32,314	$34,575

Cost of products sold, excluding depreciation	21,556	23,553

Selling, general and administrative expenses	9,921	10,370
Depreciation	782	892
	32,259	34,815

Income (loss) before taxes	55	(240)

Income tax provision (benefit)	15	(103)

Net income (loss)	$40	($137)

Basic and diluted income (loss) per share (Note 4)	$.00	($.01)

Basic and diluted shares computed	9,955	9,973

Item 1. c.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

					Accumulated
			Capital		other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par	earnings	income (loss)	Total
November 3, 2006	9,958	$10,015	$14,235	$27,129	($1,193)	$50,186
Shares repurchased	(6)	(6)	(33)			(39)
Net income				40		40
Other comprehensive income (loss):
Unrealized loss on investment					(6)	(6)
Minimum pension liability					214	214
Comprehensive income						248
January 26, 2007	9,952	$10,009	$14,202	$27,169	($985)	$50,395

See accompanying notes to consolidated condensed financial statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	12 weeks ended	12 weeks ended
	January 26	January 20
	2007	2006, as restated (Note 2)
	(in thousands)	(in thousands)

Cash flows from operating activities:

Net income (loss)	$40	($137)

Income charges not affecting cash:
Depreciation	782	892
Recovery on losses on accounts receivable	(197)	(274)
Gain on sale of property, plant and equipment	(2)	—
Effect on cash of changes in assets and liabilities:
Trading Securities	(3,000)	1,300
Accounts receivable, net	2,360	(26)
Inventories	4,468	4,424
Prepaid expenses and other current assets	(343)	(585)
Other non-current assets	(184)	(211)
Accounts payable	(1,098)	(1,400)
Accrued payroll, advertising and other expenses	(1,067)	(190)
Non-current liabilities	(61)	272

Net cash provided by operating activities	1,698	4,065

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	2	—
Additions to property, plant and equipment	(346)	(519)

Net cash used in investing activities	(344)	(519)

Cash used in financing activities:
Shares repurchased	(39)	(129)

Net cash used in financing activities	(39)	(129)

Net increase in cash and cash equivalents	1,315	3,417

Cash and cash equivalents at beginning of period	1,180	5,855

Cash and cash equivalents at end of period	$2,495	$9,272

Cash paid for income taxes	$0	$0

See accompanying notes to consolidated condensed financial statements.

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts)

Note 1 - The Company and Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the “Company”) for the twelve weeks ended January 26, 2007 and January 20, 2006 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2006 (the “Annual Report”) and include all adjustments considered necessary by management for a fair statement of the interim periods.  Such adjustments consist only of normal recurring items.  This report should be read in conjunction with the Annual Report.  Due to seasonality and other factors, interim results are not necessarily indicative of the results to be expected for the full year.  New accounting pronouncements and their affect on the Company are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Note 2 - Trading Securities

At January 26, 2007 the Company held $15,200 of auction rate securities, which are shown as a separately stated current asset in the accompanying financial statements.  Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days.  The Company’s investments in these auction rate securities are classified as trading securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.  The securities are recorded at cost, which approximates fair market value because of their variable interest rates, which typically reset every 7 to 35 days.  Despite the long-term nature of their stated contractural maturities, the Company has the intent and ability to quickly liquidate these securities; therefore, the Company has no cumulative gross unrealized holding gains or losses, or gross unrealized gains or losses from these investments.  All income generated from these investments was recorded as interest income.

At November 3, 2006 the Company held $12,200 of auction rate securities, which are shown as a separetely stated current asset in the accompanying financial statements.  The auction rate securities as of November 3, 2006 have been reclassified from that which was originally presented in the Company’s Annual Report on Form 10-K.

The Consolidated Statement of Cash Flow for quarter ended January 20, 2006 has been reclassed to give effect of auction rate securities activity classified as trading securities.

Note 3 - Inventories:

Inventories are comprised as follows at the respective periods:

	January 26	November 3
	2007	2006
Meat, ingredients and supplies	$3,807	$3,748
Work in progress	1,342	2,228
Finished goods	9,927	13,568
	$15,076	$19,544

Note 4 - Basic and diluted earnings per share:

The Company had 250,000 employee stock options outstanding during the twelve week periods ended January 26, 2007 and January 20, 2006.  The effect of the employee stock options outstanding for the twelve weeks ended January 26, 2007 and January 20, 2006 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be anti-dilutive.  No options were granted during the first twelve weeks of the fiscal year ending November 2, 2007.

Note 5 - Retirement and Other Benefit Plans:

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

Net pension cost consisted of the following:

	12 weeks ended	12 weeks ended
	January 26	January 20
	2007	2006

Service cost	$61	$398
Interest cost	429	440
Expected return on plan assets	(462)	(353)
Amortization of net loss from earlier periods	—	60
Amortization of unrecognized prior service cost	—	9
Curtailment Cost	47	—

Net pension cost	$75	$554

The expected Company contribution to the plans in fiscal year 2007 is $3,476. The Company has funded the plans by $1,333 through the first quarter of fiscal 2007.

In the third quarter of fiscal 2006, the Company froze the defined benefit pension plan accrued benefits for members employed by the Company with administration, sales or supervisory job classification or within a non- bargaining class.  This action is defined as a curtailment under SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and, therefore, the Company recognized a curtailment loss of approximately $8.

In the fourth quarter of fiscal 2006, the Company froze the defined pension benefits for employees classified in the “Dallas Union Group”. This action is defined as a curtailment under SFAS No. 88 and, therefore, the Company recognized a curtailment loss of approximately $47. As a result of these actions, net pension costs will be reduced in future periods.

Note 6 - Commitments:

The Company leases certain transportation and computer equipment under operating leases.  The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index.   No material changes have been made to these contracts during the first twelve weeks of fiscal 2007.

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

The following segment information is presented for the twelve week periods ended January 26, 2007 and January 20, 2006.

Twelve Weeks Ended January 26, 2007	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$11,918	$20,396	$—	$—	$32,314
Intersegment sales	—	299	—	299	—
Net sales	11,918	20,695	—	299	32,314
Cost of products sold, excluding depreciation	7,462	14,393	—	299	21,556
Selling, general and administrative expenses	3,438	6,483	—	—	9,921
Depreciation	203	483	96	—	782
	11,103	21,359	96	299	32,259
Income (loss) before taxes	815	(664)	(96)	—	55
Income tax provision (benefit)	296	(281)	—	—	15
Net income (loss)	$519	$(383)	$(96)	$—	$40

Total assets	$10,411	$25,289	$34,879	$—	$70,579
Additions to property, plant and equipment	$64	$290	$(8)	$—	$346

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
January 20, 2006	Products	Products	Other	Elimination	Totals
Sales	$12,104	$22,471	$—	$—	$34,575
Intersegment sales	—	717	—	717	—
Net sales	12,104	23,188	—	717	34,575
Cost of products sold, excluding depreciation	7,630	16,640	—	717	23,553
Selling, general and administrative expenses	3,521	6,849	—	—	10,370
Depreciation	290	503	99	—	892
	11,441	23,992	99	717	34,815
Income (loss) before taxes	663	(804)	(99)	—	(240)
Income tax provision (benefit)	236	(339)	—	—	(103)
Net income (loss)	$427	$(465)	$(99)	$—	$(137)

Total assets	$11,405	$29,406	$30,435	$—	$71,246
Additions to property, plant and equipment	$70	$428	$21	$—	$519

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In addition, the Company may from time to time make oral forward-looking statements. Words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “contribute” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk — General Business Risks” of this Quarterly Report on Form 10-Q as well as the risk factors references in the Company’s Form 10-K for the fiscal year ended November 3, 2006.

Critical Accounting Policies and Management Estimates

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

The provision for doubtful accounts receivable is based on historical trends and current collectibility risk.  The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss.  Wal-Mart® comprised 14.9% of revenues for the first twelve weeks of fiscal year 2007 and 21.5% of accounts receivable at the end of the first quarter of fiscal year 2007.  Wal-Mart® comprised 12.2% of revenues for the first twelve weeks of fiscal year 2006 and 17.7% of accounts receivable at the end of the first quarter of fiscal year 2006.

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

Results of Operations for the Twelve Weeks ended January 26, 2007 and

Twelve Weeks ended January 20, 2006.

Net Sales

Net sales decreased by $2,261,000 (6.5%) to $32,314,000 in the first twelve weeks of the 2007 fiscal year compared to the same twelve-week period last year. The primary reason for the sales decline was a 5.7%

decrease in unit volume. Advertising and promotional allowances, as a percent of sales, also increased 1.9% compared to the same 12 week period last year. Unit selling prices increased approximately 0.6% offsetting the sales decline. Product return levels also decreased slightly against the comparative prior period.

Compared to the prior seventeen-week period ended November 3, 2006 (not shown), average weekly sales increased $151,000 (5.9%).   The increase primarily relates to higher unit sales volume during the first twelve weeks of the 2007 fiscal year compared to the previous seventeen-week period. Unit selling prices were also higher than in the prior seventeen-week period contributing to the sales increase.

Cost of Products Sold

Cost of products sold decreased by $1,997,000 (8.5%) to $21,556,000 in the first twelve weeks of the 2007 fiscal year compared to the same twelve-week period in fiscal 2006.  The decrease in cost of products sold on a comparative basis was due primarily to lower unit sales volume.  The increase in gross margin was partially due to lower meat commodity costs when compared to the same twelve-week period in fiscal 2006. Although flour commodity costs increased, this trend had minimal impact on the gross margin.

Compared to the prior seventeen-week period ended November 3, 2006 (not shown), the average weekly cost of products sold increased $205,000 (12.9%) for the first twelve weeks of fiscal year 2007.  This increase is consistent with normal seasonal trends and lower production levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $449,000 (4.3%) to $9,921,000 in the first twelve weeks of fiscal year 2007 compared to the same twelve-week period in the prior fiscal year.  The change in this category for the twelve-week period ended January 26, 2007 did not directly correspond to the sales decrease.  Costs for advertising were higher and cash surrender value gains and bad debt recoveries were lower than the comparative 12 week period.  Reductions in pension expense and higher interest income helped offset these increases.

Compared to the prior seventeen-week period ended November 3, 2006 (not shown), average weekly selling, general and administrative expenses increased by $19,000 (2.4%). The increase was primarily caused by an increase in average weekly sales. Although advertising costs trended higher, lower costs for product displays and higher bad debt recoveries helped control growth of this expense category compared to the prior 17-week period.

Depreciation Expense

Depreciation expense decreased by $110,000 (12.3%) to $782,000 in the first twelve weeks of the 2007 fiscal year compared to the same twelve-week period in fiscal year 2006.  The decrease in depreciation expense was due to lower capital expenditures in recent years and certain significant assets becoming fully depreciated in the 2007 fiscal year.

Compared to the prior seventeen-week period ended November 3, 2006 (not shown), average weekly depreciation remained constant at $65,000.

Income Taxes

The Company recorded an income tax provision based on an estimated annual effective tax rate of 27.4% in the first twelve weeks of fiscal 2007 as compared to 42.9% in the prior fiscal year and 38.0% for the prior seventeen-week period.  The change in the effective income tax rate relates to significant non-taxable gains on life insurance policies and revisions to the Company’s projected tax rates related to updated estimates.

Net Income (Loss)

Net income in the twelve weeks ended January 26, 2007 was affected by non-taxable gain on life insurance policies in the amount of $185,000. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may produce losses of equal magnitude. Taxable investment income also increased on a comparative basis during the first twelve weeks of fiscal 2007 in the amount of $91,000 due to higher cash balances and an increase in short-term interest rates.  After considering the effect of these transactions, the Company’s results were as follows:

	12 Weeks Ended	12 Weeks Ended
	January 26, 2007	January 20, 2006

Net loss before taxes, life insurance gain and investment income	$(293,000)	$(522,000)
Life insurance gain and investment income	348,000	282,000
Income (loss) before taxes	55,000	(240,000)
Income tax provision (benefit)	15,000	(103,000)
Net income (loss)	$40,000	$(137,000)

The Company presents net income or loss before taxes, life insurance gain or loss and investment income because the Company believes it is an important measure for investors to use in understanding the Company’s underlying operations.

Liquidity and Capital Resources

Net cash from operating activities was $1,698,000 for the first twelve weeks of the 2007 fiscal year. Operating cash was generated principally by reductions in accounts receivable and inventory. The substantial reduction in inventory in the first twelve weeks of fiscal 2007 is consistent with normal seasonal trends and a planned seasonal reduction in field inventories.  The Company purchased $3,000,000 in additional auction rate securities in the first twelve weeks of the 2007 fiscal year. The Company utilized cash flow for additions to property, plant and equipment and share repurchases.  The net effect of these transactions resulted in a cash and cash equivalents increase during the first twelve weeks of fiscal 2007 of $1,315,000 (111.4%) to $2,495,000.  The additions to property, plant and equipment reflect the Company’s continued investment in processing, transportation and information technology equipment.

No cash dividends were paid during the first twelve weeks of the 2007 fiscal year, as was the case during the first twelve weeks of the 2006 fiscal year, as the Board of Directors suspended the quarterly cash dividend at its May 2004 meeting in recognition of lower profitability levels in recent quarters.

The Company remained free of interest bearing debt during the first twelve weeks of fiscal year 2007.  The Company’s revolving line of credit with Bank of America expires April 30, 2008 and provides for borrowings up to $2,000,000.  The Company has not borrowed under this line for more than twenty consecutive years.

The impact of inflation on the Company’s financial position and results of operations has not been significant.  Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its near term operating needs and capital expenditures.

Recently Issued Accounting Pronouncements and Interpretations

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

In September 2006, the Financial Accounting Standards Board issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. FAS 158 requires employers to recognize the over- or under-funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, FAS 158 requires employers to measure the funded status of plans as of the date of the year-end statement of financial position. The recognition and disclosure provisions of FAS 158 are effective as of the end of for fiscal years ending after December 15, 2006 (effective for the Company’s fiscal year ending November 2, 2007), while the requirement to measure plan assets and benefit obligations as of a company’s year-end date is effective for fiscal years ending after December 15, 2008 (effective for the Company’s fiscal year ending October 30, 2009).  Based on recent preliminary analysis, the Company does not expect that the adoption of this statement will materially affect other comprehensive income, long-term liabilities and shareholders equity.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159).  FAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007, or our fiscal year ending October 30, 2009.  The Company does not expect this statement will have a material impact on the Company’s results of operations or financial position.

Off-Balance Sheet Arrangements

The Company is not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

Item 3.   Quantitative and Qualitative Disclosures regarding Market Risk

General Business Risks

General risk factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q and in Bridgford Foods’ Annual Report on Form 10-K for the fiscal year ended November 3, 2006. Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The Company expressly disclaims any intent or obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

There can be no assurances that the Company’s growth objectives will be met or that product lines will be profitable.  Anticipated and unanticipated declines in customer demand or taste, sales softness or aggressive competition may have a material adverse effect on the Company’s results of operations. The business is also exposed to the risk of negative publicity, whether or not based in fact, which affects consumer perceptions about the health, safety or quality of food and inputs of food products.

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

Financial Instrument Risk

The Company’s financial instruments generally consist of cash and cash equivalents, auction rate securities and life insurance policies.  At January 26, 2007, the carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates.  It is not the Company’s policy to enter into derivative financial instruments.

Foreign Currency Risk

The Company did not have significant foreign currency exposure at January 26, 2007.

Concentration of Credit Risk

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

Fixed — Price Contracts Risk:

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at January 26, 2007.

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

In December 2006, the Public Company Accounting Oversight Board voted to propose a new standard for auditing internal controls over financial reporting available for comment by the public.  If adopted, the proposed standard will replace the Board’s current Auditing Standard No. 2.  The new standard proposes to remove unnecessary audit requirements while maintaining adequate internal control, provide direction on how to scale the audit for smaller and less complex companies, and reduce and simplify the text of the standard.  The Board plans to determine whether to adopt the final standard after close of the comment period and consent by the Securities and Exchange Commission after February 2007.

Part II.  Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended November 3, 2006, should be considered with the information provided elsewhere in this Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by the Company of its common stock, for each of the three four-week periods included in the interim twelve-week period ended January 26, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 4, 2006 — December 1, 2006	1,279	$6.26	1,279	587,146
December 2, 2006 — December 29, 2006	3,166	$6.33	3,166	583,980
December 30, 2006 — January 26, 2007	1,725	$6.21	1,725	582,255
Total	6,170	$6.28	6,170

(1)           Period information is presented by reference to the Company’s fiscal period ends during the twelve-week period ended January 26, 2007.

(2)           All repurchases reflected in the foregoing table were made on the open market.  The Company’s stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, the Company is authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock on the open market. On September 15, 2006, the Company entered into a Rule 10b5-1 Stock Purchase Plan with Citigroup Global Markets Inc. for the purchase of shares of common stock previously issued by the Company that complies with the requirements of Rule 10b5-1  under the Securities Exchange Act of 1934 (“Exchange Act”).  The purchase period covers each trading day commencing October 2, 2006 through and including September 15, 2007.The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable SEC Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the SEC Rule 10b-18 25% average daily trading volume condition, provided that no other Plan purchases are made on any day on which such a block is purchased.  The total maximum number of shares that may be purchased under the plan is 594,000 at a total maximum dollar amount (exclusive of commission) of $5,940,000.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

	By:	/s/ Raymond F. Lancy
March 12, 2007		Raymond F. Lancy
Date		Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)