Form 10-K/A
period 2006-11-03
BRIDGFORD FOODS CORP
filed 2007-03-26
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Bridgford Foods Corporation is filing this Amendment on Form 10-K/A which constitutes Amendment No. 1 to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 1, 2007.  This filing amends and restates our previously reported Consolidated Balance Sheets as of November 3, 2006 and October 28, 2005 and the Consolidated Statements of Cash Flows for the years ended November 3, 2006 and October 28, 2005 only as well as the corresponding disclosures to restate auction rate securities (“ARS”) from cash and cash equivalents to trading securities. This restatement had no impact on the Company’s reported results of operations.

In light of views expressed by the Securities and Exchange Commission with respect to accounting for ARS, the Company restated the accompanying November 3, 2006 and October 28, 2005 consolidated balance sheets to no longer report ARS as cash equivalents.  The Company reports such investments as trading securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.  In completing this restatement, ARS amounts totaling $12,200 as of November 3, 2006 and $4,500 as of October 28, 2005 of cash and cash equivalents were restated to reclassify such amounts to trading securities.  The Company also restated net cash used for operating activities with the consolidated statement of cash flow for each applicable year.

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

Liquidity and Capital Resources (in thousands except per share amounts)

Net cash used by operating activities was $2,826 in fiscal year 2006. Net cash provided by operating activities was $15 in fiscal year 2005. Gross accounts receivable balances increased $436 in 2006 and decreased $2,243 in 2005. The balance in 2006 increased slightly due to strong sales in the fourth quarter of the fiscal year in the frozen food segment offset by lower unit sales volume in the refrigerated and snack food segment in the same period. The balance in 2005 decreased due to lower overall sales levels in the fourth quarter and improved collection trends compared to the prior year. The Company purchased $7,700 and $4,500 in auction rate securities in the fiscal years ended November 3, 2006 and October 28, 2005, respectively. Inventories decreased $1,780 in fiscal year 2006 primarily due to the sale of ingredient inventories not immediately required for a significant production line under development but not complete at the end of the fiscal year and a slight decline in overall commodity costs. The Company’s refrigerated and snack food products segment has continued development of a new major production line that was originally scheduled for completion in the fourth quarter of fiscal year 2005.  A successful production run was completed in October 2006 and this product was test marketed to consumers on a limited basis in November 2006.  To date this product has been well received however field testing continues.  Early production runs have confirmed the need for additional heating capacity in the oven in order to attain desired rates of production. This expected project completion date has been moved forward into fiscal year 2008 until satisfactory results are achieved. Inventories increased $4,445 in fiscal year 2004 due to significant beef ingredient inventories being stored in anticipation of the start up of the new production line in the first half of fiscal year 2005 and higher valuations due to commodity cost increases.  Accounts payable balances were consistent with the current business cycle. Accrued payroll, advertising and other expenses increased $714 in 2006 primarily as a result of the funding pattern of self-insured workers’ compensation claims. The current portion of non-current liabilities increased $1,558 and decreased $553 in 2006 and 2005, respectively.  The increases in both 2006 and 2005 were due to a higher anticipated funding of the pension liability in 2006 and 2007.  Included in the current portion of non-current liabilities is $3,476 related to the anticipated contribution required in fiscal years 2007. The minimum pension liability related to the Company’s defined benefit pension plan decreased to $1,926 at November 3, 2006 compared to $3,458 at October 28, 2005.  In the third quarter of fiscal 2006, the Company froze the defined benefit pension plan accrued benefits for members employed by the Company within administration, sales or supervisory job classification or within a non-bargaining class (the Corporate Group) contributing to the decrease in the minimum pension liability.  This action is defined as a curtailment under SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and, therefore, the Company recognized a curtailment loss of approximately $8. As a result of this action, net pension costs were reduced in the last fiscal quarter by approximately $667 as compared to the same quarter last year and will be reduced in future periods. The net tax effected amount of this liability is included in shareholders’ equity as an “accumulated comprehensive loss” in the Statement of Shareholders’ Equity and Other Comprehensive Income (Loss).

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

Restatement

Certain restatements have been made to move auction rate securities from cash and cash equivalents to trading securities.  Such restatements did not affect common measures of financial statements including working capital and the current ratio. The above-mentioned restatement had no impact on the Company's reported results of operations.

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
William L. Bridgford
Chairman

Date: March 26, 2007

POWER OF ATTORNEY

 We, the undersigned directors and officers of Bridgford Foods Corporation do hereby constitute and appoint William L. Bridgford and Raymond F. Lancy, or either of them, with full power of substitution and resubstitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K/A, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ WILLIAM L. BRIDGFORD	Chairman	March 26, 2007
William L. Bridgford	(Principal Executive Officer)

/s/ ALLAN L. BRIDGFORD	Senior Chairman	March 26, 2007
Allan L. Bridgford

/s/ HUGH WM. BRIDGFORD	Vice President and Director	March 26, 2007
Hugh Wm. Bridgford

/ s/ JOHN V. SIMMONS	President	March 26, 2007
John V. Simmons

/s/ RAYMOND F. LANCY	Chief Financial Officer	March 26, 2007
Raymond F. Lancy	(Principal Financial Officer)

/ s/ TODD C. ANDREWS	Director	March 26, 2007
Todd C. Andrews

/s/ RICHARD A. FOSTER	Director	March 26, 2007
Richard A. Foster

/s/ ROBERT E. SCHULZE	Director	March 26, 2007
Robert E. Schulze

/s/ D. GREGORY SCOTT	Director	March 26, 2007
D. Gregory Scott

/s/ PAUL R. ZIPPWALD	Director	March 26, 2007
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

As discussed in Note 1, the consolidated balance sheets as of November 3, 2006 and October 28, 2005 and the consolidated statements of cash flows for the fiscal years ended November 3, 2006 and October 28, 2005 have been restated to reclassify auction rate securities out of cash and cash equivalents and into trading securities.

/s/ Haskell & White LLP

Irvine, California
January 12, 2007, except for the
      section titled “Restatement/
      Trading Securities” in Note 1
      as to which the date is March 22, 2007.

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

/s/ PricewaterhouseCoopers LLP
Orange County, California
January 27, 2005

BRIDGFORD FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS

November 03, 2006 and October 28, 2005

(in thousands, except per share amounts)

	2006	2005
	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,180	$5,855
Trading securities	12,200	4,500
Accounts receivable, less allowance for doubtful accounts of $524 and $468, respectively and promotional allowances of $2,170 and $2,092, respectively	10,222	9,508
Inventories	19,544	21,324
Prepaid expenses	291	401
Refundable income taxes	655	552
Deferred income taxes	1,821	1,598
Total current assets	45,913	43,738

Property, plant and equipment, net of accumulated depreciation of $53,941 and $50,731, respectively	13,041	14,519
Other non-current assets	10,620	10,239
Deferred income taxes	3,357	4,467
Total assets	$72,931	$72,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,923	$3,806
Accrued payroll, advertising and other expenses	6,029	5,314
Current portion of non-current liabilities	4,279	2,721
Total current liabilities	14,231	11,841
Non-current liabilities	8,514	12,860

Contingencies and commitments (Notes 3, 5 and 6)
Shareholders’ equity:
Preferred stock, without par value
Authorized - 1,000 shares Issued and outstanding – none	—	—
Common stock, $1.00 par value
Authorized - 20,000 shares Issued and outstanding – 9,958 in 2006 and 9,986 in 2005	10,015	10,043
Capital in excess of par value	14,235	14,394
Retained earnings	27,129	25,889
Accumulated other comprehensive loss	(1,193)	(2,064)
Total shareholders’ equity	50,186	48,262
	$72,931	$72,963

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

BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended November 3, 2006, October 28, 2005, and October 29, 2004

(in thousands)

	2006	2005	2004
	(as restated)	(as restated)
Cash flows from operating activities:
Net income (loss)	$1,240	$(943)	$24
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,777	4,251	4,345
(Recovery) on losses on accounts receivable	(277)	(578)	(246)
(Gain) on sale of property, plant and equipment	(31)	(11)	(11)
(Gain) on sale of equity securities	(106)	—	(553)
Provision for asset impairment	—	—	54
Deferred income taxes, net	1,111	(571)	(601)
Changes in operating assets and liabilities:
Trading securities	(7,700)	(4,500)	—
Accounts receivable	(436)	2,243	1,346
Inventories	1,780	1,154	(4,445)
Prepaid expenses	52	78	(619)
Income taxes receivable	(327)	179	732
Other non-current assets	(1,484)	(761)	(74)
Accounts payable	117	69	(968)
Accrued payroll, advertising and other expenses	714	(533)	930
Income taxes payable	—	(913)	913
Current portion of non-current liabilities	1,558	553	(699)
Non-current liabilities	(2,814)	298	780
Net cash (used) provided by operating activities	(2,826)	15	908
Cash used in investing activities:
Proceeds from sale of property, plant and equipment	62	28	35
Proceeds from sale of equity securities	606	—	898
Additions to property, plant and equipment	(2,330)	(2,032)	(3,444)
Net cash used in investing activities	(1,662)	(2,004)	(2,511)
Cash used in financing activities:
Shares repurchased	(187)	(128)	(2,108)
Cash dividends paid	—	—	(513)
Net cash used in financing activities	(187)	(128)	(2,621)
Net increase (decrease) in cash and cash equivalents	(4,675)	(2,117)	(4,224)

Cash and cash equivalents at beginning of year	5,855	7,972	12,196
Cash and cash equivalents at end of year	$1,180	$5,855	$7,972
Cash paid for income taxes	$26	$687	$39

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

Cash equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills of $1,180 at November 3, 2006 and $5,855 at October 28, 2005.

Restatement / Trading Securities

At November 3, 2006 and October 28, 2005, the Company held $12,200 and $4,500, respectively, of auction rate securities, which are now shown as a separately stated current asset in the accompanying financial statements. Previously, auction rate securities were part of cash and cash equivalents and are now classified as trading securities in the consolidated balance sheet. Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days.  The Company's investments in these auction rate securities are accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.  The securities are recorded at cost, which approximates fair market value because of their variable interest rates, which typically reset every 7 to 35 days.  Despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities; therefore, the Company has no cumulative gross unrealized holding gains or losses, or gross unrealized gains or losses from these investments.  All income generated from these investments was recorded as interest income.

At November 3, 2006 and October 28, 2005, the Company held $12,200 and $4,500, respectively, of auction rate securities, which are now shown as a separately stated current asset in the accompanying financial statements. The consolidated balance sheets as of November 3, 2006 and October 28, 2005, have been restated to move auction rate securities out of cash and cash equivalents to trading securities.

The restated sections of the consolidated balance sheet can be summarized as follows:

	2006	2005
Original:
Cash and cash equivalents	$13,380	$10,355
Trading securities	—	—

As restated:
Cash and cash equivalents	1,180	5,855
Trading securities	12,200	4,500

The consolidated statements of cash flow for years ended November 3, 2006 and October 28, 2005 have been restated to give effect of auction rate securities activity classified as trading securities.

The restated sections of the consolidated statements of cash flows can be summarized as follows:

	2006	2005
Original:
Net cash provided by operating activities	$4,874	$4,515

As restated:
Net cash (used) provided by operating activities	(2,826)	15

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