Form 10-Q
period 2007-04-20
BRIDGFORD FOODS CORP
filed 2007-06-04
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 20, 2007

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

Yes   ☐                 No   ☒

As of June 4, 2007 the registrant had 9,931,000 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Part I. Financial Information

Item 1. Financial Statements

a. Consolidated Condensed Balance Sheets at April 20, 2007 (unaudited) and November 3, 2006

b. Consolidated Condensed Statements of Operations for the twelve and twenty-four weeks ended April 20, 2007 and April 14, 2006 (unaudited)

c. Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the twenty-four weeks ended April 20, 2007 (unaudited)

d. Consolidated Condensed Statements of Cash Flows for the twenty-four weeks ended April 20, 2007 and April 14, 2006 (unaudited)

e. Notes to Consolidated Condensed Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to Vote of Security Holders

Item 6. Exhibits

Signatures

Items 3 and 5 of Part II. have been omitted because they are not applicable with respect to the current reporting period.

Part I.  Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	April 20	November 3
	2007	2006
	(Unaudited)	As restated (Note 2)
ASSETS
Current assets:

Cash and cash equivalents	$15,618	$1,180
Trading Securities	—	12,200
Accounts receivable, less allowance for doubtful accounts of $476 and $524, respectively, and promotional allowances of $2,279 and $2,170, respectively	7,890	10,222
Inventories (Note 3)	16,364	19,544
Prepaid expenses and other current assets	3,498	2,767

Total current assets	43,370	45,913

Property, plant and equipment, less accumulated depreciation of $55,140 and $53,941, respectively	12,313	13,041

Other non-current assets	13,939	13,977
	$69,622	$72,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,248	$3,923
Accrued payroll, advertising and other expenses	8,444	10,308

Total current liabilities	11,692	14,231

Non-current liabilities	7,465	8,514

Commitments (Note 6)

Shareholders’ equity:
Preferred stock, without par value
Authorized - 1,000 shares
Issued and outstanding - none	—	—

Common stock, $1.00 par value
Authorized - 20,000 shares
Issued and outstanding - 9,934 and 9,958 shares	9,991	10,015
Capital in excess of par value	14,083	14,235
Retained earnings	26,897	27,129
Accumulated other comprehensive loss	(506)	(1,193)
	50,465	50,186
	$69,622	$72,931

See accompanying notes to consolidated condensed financial statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
	12 weeks ended	12 weeks ended	24 weeks ended	24 weeks ended
	April 20	April 14	April 20	April 14
	2007	2006	2007	2006

Net sales	$27,894	$28,305	$60,207	$62,880

Cost of products sold, excluding depreciation	17,944	17,510	39,500	41,063

Selling, general and administrative expenses	9,524	9,841	19,444	20,211
Depreciation	782	892	1,563	1,784
Gain on sale of equity securities	—	(106)	—	(106)
	28,250	28,137	60,507	62,952

Income (loss) before taxes	(356)	168	(300)	(72)

Income tax provision (benefit)	(83)	96	(68)	(7)

Net income (loss)	$(273)	$72	$(232)	$(65)

Basic and diluted income (loss) per share (Note 4)	$(.03)	$.01	$(.02)	$(.01)

Basic and diluted shares computed	9,940	9,966	9,948	9,970

Item 1. c.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

					Accumulated
			Capital		other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par	earnings	income (loss)	Total
November 3, 2006	9,958	$10,015	$14,235	$27,129	$(1,193)	$50,186
Shares repurchased	(24)	(24)	(152)			(176)
Net loss				(232)		(232)
Other comprehensive income:
Unrealized income on investments					24	24
Minimum pension liability					663	663
Comprehensive income						455
April 20, 2007	9,934	$9,991	$14,083	$26,897	$(506)	$50,465

See accompanying notes to consolidated condensed financial statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	24 weeks ended	24 weeks ended
	April 20	April 14
	2007	2006
	(in thousands)	As restated (Note 2)
		(in thousands)
Cash flows from operating activities:

Net loss	$(232)	$(65)

Income charges not affecting cash:
Depreciation	1,563	1,784
Recovery on losses on accounts receivable	(329)	(339)
Gain on sale of property, plant and equipment	(5)	—
Effect on cash of changes in assets and liabilities:
Trading securities	12,200	1,300
Accounts receivable, net	2,661	1,866
Inventories	3,180	5,234
Prepaid expenses and other current assets	(707)	(98)
Other non-current assets	(359)	(355)
Accounts payable	(675)	(744)
Accrued payroll, advertising and other expenses	(1,864)	290
Non-current liabilities	11	800

Net cash provided by operating activities	15,446	9,673

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	5	—
Additions to property, plant and equipment	(835)	(1,015)

Net cash used in investing activities	(830)	(1,015)

Cash used in financing activities:
Shares repurchased	(176)	(146)

Net cash used in financing activities	(176)	(146)

Net increase in cash and cash equivalents	14,438	8,512

Cash and cash equivalents at beginning of period	1,180	5,855

Cash and cash equivalents at end of period	$15,618	$14,367

Cash paid for income taxes	$0	$22

See accompanying notes to consolidated condensed financial statements.

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts)

Note 1 - The Company and Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the “Company”) for the twelve and twenty-four weeks ended April 20, 2007 and April 14, 2006 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 3, 2006 (the “Annual Report”) and include all adjustments considered necessary by management for a fair statement of the interim periods.  Such adjustments consist only of normal recurring items.  This report should be read in conjunction with the Annual Report.  Due to seasonality and other factors, interim results are not necessarily indicative of the results to be expected for the full year.  New accounting pronouncements and their affect on the Company are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Note 2 - Trading Securities

At April 20, 2007 the Company held no auction rate securities.  The Company elected to sell all auction rate securities during the second quarter of fiscal 2007 and invest in 90-day treasury bills which are classified as cash and cash equivalents on the accompanying consolidated condensed balance sheet.

At November 3, 2006 the Company held $12,200 of auction rate securities, which are shown as a separately stated current asset in the accompanying consolidated condensed balance sheet in accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities.”  The auction rate securities as of November 3, 2006 have been reclassified from that which was originally presented in the Company’s Annual Report on Form 10-K.  Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days.  The Company’s investments in these auction rate securities are classified as trading securities under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The securities are recorded at cost, which approximates fair market value because of their variable interest rates, which typically resets every 7 to 35 days.  Despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities; therefore, the Company has no cumulative gross unrealized holding gains or losses, or gross unrealized gains or losses from these investments.  All income generated from these investments was recorded as interest income.

The consolidated condensed statement of cash flow for the twenty-four weeks ended April 14, 2006 has been reclassified to give effect to auction rate securities activity classified as trading securities.

Note 3 - Inventories:

Inventories are comprised as follows at the respective periods:

	April 20	November 3
	2007	2006

Meat, ingredients and supplies	$4,726	$3,748
Work in progress	1,734	2,228
Finished goods	9,904	13,568
	$16,364	$19,544

Inventories are valued at the lower of cost (at standard cost, which approximates actual cost on a first-in, first-out basis) or market.  Costs related to warehousing, transportation and distribution to customers are considered when computing market value.  Inventories include the cost of raw materials, labor and manufacturing overhead.  The Company regularly reviews inventory quantities on hand and writes down any excess or obsolete inventories to net realizable value.  An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value.  Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or can be sold at reduced prices and could result in additional reserve provisions.

Note 4 - Basic and diluted earnings per share:

The Company had 250,000 employee stock options outstanding during the twenty-four week periods ended April 20, 2007 and April 14, 2006.  The effect of the employee stock options outstanding for the twenty-four weeks ended April 20, 2007 and April 14, 2006 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be anti-dilutive.  No options were granted during the first twenty-four weeks of the fiscal year ending November 2, 2007.

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

Net pension cost consisted of the following:

	24 weeks ended	24 weeks ended
	April 20	April 14
	2007	2006

Service cost	$120	$811
Interest cost	842	896
Expected return on plan assets	(908)	(720)
Amortization of net loss from earlier periods	—	123
Amortization of unrecognized prior service cost	1	16
Curtailment Cost	47	—

Net pension cost	$102	$1,126

The expected Company contribution to the plans in fiscal year 2007 is $3,476. The Company has funded the plans in the amount of $1,833 through the second quarter of fiscal 2007.

In the third quarter of fiscal 2006, the Company froze the defined benefit pension plan accrued benefits for members employed by the Company with administration, sales or supervisory job classification or within a non- bargaining class.  This action was defined as a curtailment under SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and, therefore, the Company recognized a curtailment loss of approximately $8

In the fourth quarter of fiscal 2006, the Company froze the defined pension benefits for employees classified in the “Dallas Union Group” effective January 1, 2007. This action is defined as a curtailment under SFAS No. 88 and, therefore, the Company recognized a curtailment loss of approximately $47. As a result of these actions, net pension costs will be reduced in future periods.

Note 6 - Commitments:

The Company leases certain transportation and computer equipment under operating leases.  The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index.   No material changes have been made to these contracts during the first twenty-four weeks of fiscal 2007.

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

The following segment information is presented for the twelve and twenty-four week periods ended April 20, 2007 and April 14, 2006.

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
April 20, 2007	Products	Products	Other	Elimination	Totals
Sales from external customers	$11,506	$16,388	$—	$—	$27,894
Intersegment sales	—	276	—	276	—
Net sales	11,506	16,664	—	276	27,894
Cost of products sold, excluding depreciation	6,955	11,265	—	276	17,944
Selling, general and administrative expenses	3,591	5,933	—	—	9,524
Depreciation	203	484	95	—	782
	10,749	17,682	95	276	28,250
Income (loss) before taxes	757	(1,018)	(95)	—	(356)
Income tax provision (benefit)	292	(375)	—	—	(83)
Net income (loss)	$465	$(643)	$(95)	$—	$(273)

Total assets	$11,021	$25,998	$32,603	$—	$69,622
Additions to property, plant and equipment	$73	$398	$18	$—	$489

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
April 14, 2006	Products	Products	Other	Elimination	Totals
Sales from external customers	$11,994	$16,311	$—	$—	$28,305
Intersegment sales	—	484	—	484	—
Net sales	11,994	16,795	—	484	28,305
Cost of products sold, excluding depreciation	6,570	11,424	—	484	17,510
Selling, general and administrative expenses	3,349	6,492	—	—	9,841
Depreciation	291	502	99	—	892
Gain on sale of equity securities	—	(106)	—	—	(106)
	10,210	18,312	99	484	28,137
Income (loss) before taxes	1,784	(1,517)	(99)	—	168
Income tax provision (benefit)	676	(580)	—	—	96
Net income (loss)	$1,108	$(937)	$(99)	$—	$72

Total assets	$11,757	$26,226	$34,725	$—	$72,708
Additions to property, plant and equipment	$178	$266	$52	$—	$496

		Refrigerated
		and
Twenty-Four Weeks Ended	Frozen Food	Snack Food
April 20, 2007	Products	Products	Other	Elimination	Totals
Sales from external customers	$23,424	$36,783	$—	$—	$60,207
Intersegment sales	—	575	—	575	—
Net sales	23,424	37,358	—	575	60,207
Cost of products sold, excluding depreciation	14,417	25,658	—	575	39,500
Selling, general and administrative expenses	7,029	12,415	—	—	19,444
Depreciation	406	966	191	—	1,563
	21,852	39,039	191	575	60,507
Income (loss) before taxes	1,572	(1,681)	(191)	—	(300)
Income tax provision (benefit)	588	(656)	—	—	(68)
Net income (loss)	$984	$(1,025)	$(191)	$—	$(232)

Total assets	$11,021	$25,998	$32,603	$—	$69,622
Additions to property, plant and equipment	$137	$688	$10	$—	$835

Note 7 - Segment Information (continued):

		Refrigerated
		and
Twenty-Four Weeks Ended	Frozen Food	Snack Food
April 14, 2006	Products	Products	Other	Elimination	Totals
Sales from external customers	$24,098	$38,782	$—	$—	$62,880
Intersegment sales	—	1,201	—	1,201	—
Net sales	24,098	39,983	—	1,201	62,880
Cost of products sold, excluding depreciation	14,200	28,064	—	1,201	41,063
Selling, general and administrative expenses	6,870	13,341	—	—	20,211
Depreciation	581	1,005	198	—	1,784
Gain on sale of equity securities	—	(106)	—	—	(106)
	21,651	42,304	198	1,201	62,952
Income (loss) before taxes	2,447	(2,321)	(198)	—	(72)
Income tax provision (benefit)	912	(919)	—	—	(7)
Net income (loss)	$1,535	$(1,402)	$(198)	$—	$(65)

Total assets	$11,757	$26,226	$34,725	$—	$72,708
Additions to property, plant and equipment	$250	$692	$73	$—	$1,015

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In addition, the Company may from time to time make oral forward-looking statements. Words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “contribute” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk – General Business Risks” of this Quarterly Report on Form 10-Q as well as the risk factors references in the Company’s Form 10-K/A for the fiscal year ended November 3, 2006.

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

The provision for doubtful accounts receivable is based on historical trends and current collectibility risk.  The Company has significant amounts receivable with a few large, well-known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss.  Wal-Mart® comprised 14.9% of revenues for the first twenty-four weeks of fiscal year 2007 and 15.5% of accounts receivable at the end of the second quarter of fiscal year 2007.  Wal-Mart® comprised 12.3% of revenues for the first twenty-four weeks of fiscal year 2006 and 16.3% of accounts receivable at the end of the second quarter of fiscal year 2006.

Revenues are recognized upon passage of title to the customer upon product pick-up, shipment or delivery to customers as determined by applicable contracts. Products are delivered to customers through the Company’s own fleet or through a Company-owned direct store delivery system.

Inventories are valued at the lower of cost (at standard cost, which approximates actual cost on a first-in, first-out basis) or market.  Costs related to warehousing, transportation and distribution to customers are considered when computing market value.  Inventories include the cost of raw materials, labor and manufacturing overhead.  The Company regularly reviews inventory quantities on hand and writes down any excess or obsolete inventories to net realizable value.  An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value.  Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or can be sold at reduced prices and could result in additional reserve provisions.

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

Executive Level Overview of Business Segments

The Company operates in two business segments – the processing and distribution of frozen products and the processing and distribution of refrigerated and snack food products.  For information regarding the separate financial performance of the business segments refer to Note 7 of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  Although the Company has recently introduced several new products, most of these products have not contributed significantly to the Company’s revenue growth for the fiscal year with the exception of  Bridgford Monkey Bread, included in the Frozen Food Products segment, originally introduced in 2005.

Frozen Food Products Segment

The products manufactured and distributed by the Company in the Frozen Food Products Segment consist of an extensive line of food products, including biscuits, bread dough items, roll dough items and sandwiches.  All items within this segment are considered similar products and have been aggregated at this level.  The Company’s frozen food division serves both food service and retail customers. The Company sells approximately 200 unique frozen food products through wholesalers, cooperatives and distributors to approximately 21,000 retail outlets and 22,000 restaurants and institutions.

Frozen Food Products–Food Service Customers

The food service industry is composed of establishments that serve food outside the home and includes restaurants, the food operations of health care providers, schools, hotels, resorts, corporations, and other traditional and non-traditional food service outlets. Growth in this industry has been driven by the increase in away-from-home meal preparation, which has accompanied the expanding number of both dual income and single-parent households. Another trend within the food service industry is the growth in the number of non-traditional food service outlets such as convenience stores, retail stores and supermarkets. These non-traditional locations often lack extensive cooking, storage or preparation facilities, resulting in a need for pre-cooked and prepared foods similar to those provided by the Company. The expansion in the food service industry has also been accompanied by the continued consolidation and growth of broad line and specialty food service distributors, many of which are long-standing customers of the Company.

The Company supplies its food service customers generally through distributors that take title to the product and resell it. Among the Company’s customers are many of the country’s largest broad line and specialty food service distributors. For these and other large end purchasers, the Company’s products occasionally go through extensive qualification procedures and its manufacturing capabilities are subjected to thorough review by the end purchasers prior to the Company’s approval as a vendor. Large end purchasers typically select suppliers that can consistently meet increased volume requirements on a national basis during peak promotional periods. The Company believes that its manufacturing flexibility, national presence and long-standing customer relationships should pose barriers to entry for other manufacturers seeking to provide similar products to the Company’s current large food service end purchasers, although no assurances can be given.

Frozen Food Products–Retail Customers

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

Frozen Food Products–Sales and Marketing

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

Refrigerated and Snack Food Segment

The products distributed by the Company in the Refrigerated and Snack Food Products segment consist of both products manufactured by the Company and product manufactured or processed by third parties.   Approximately 46% of this segment’s products were manufactured by third parties.  All items within this segment are considered similar products and have been aggregated at this level.  The dry sausage division includes products such as jerky, meat snacks, sausage, summer sausage and pepperoni products.  The deli division includes products such as ham, sandwiches, cheese, Mexican food, pastries and other delicatessen type food products.

Refrigerated and Snack Food Segment–Customers

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

Refrigerated and Snack Food Segment–Sales and Marketing

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

Results of Operations for the Twelve Weeks ended April 20, 2007 and Twelve Weeks ended April 14, 2006.

Net Sales-Consolidated

Net sales decreased by $411,000 (1.5%) to $27,894,000 in the second twelve weeks of the 2007 fiscal year compared to the same twelve-week period last year. The primary reason for the decline was an increase in promotional allowances, as a percent of sales, of approximately 1.0% as compared to the same twelve-week period last year. Unit prices decreased slightly (1.3%) offset by a unit volume increase of approximately 1.3%. Product return levels also decreased slightly against the comparative prior period.

Compared to the prior twelve-week period ended January 26, 2007 (not shown), average weekly sales decreased $368,000 (13.7%).   The decrease primarily relates to 10.1% lower unit sales volume during the second twelve weeks of the 2007 fiscal year compared to the previous twelve-week period. Unit selling prices were also lower than in the prior twelve-week period contributing to the sales decrease.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $488,000 (4.1%) to $11,506,000 in the second twelve weeks of the 2007 fiscal year compared to the same twelve-week period last year. The primary reason for the decline was an increase in promotional allowances compared to the same twelve-week period last year. Unit volume decreases of 6.4% were not fully offset by unit price increases (before promotional allowances) of 5.5%, which also contributed to the decline in sales.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products segment increased by $75,000 (0.5%) to $16,388,000 in the second twelve weeks of the 2007 fiscal year compared to the same twelve-week period last year. The primary reason for the sales increase was an 11.6% increase in dry sausage unit volume offset by a decrease in deli unit volume. A decrease in unit selling prices also offset overall unit volume increases.

Cost of Products Sold-Consolidated

Cost of products sold increased by $434,000 (2.5%) to $17,944,000 in the second twelve weeks of the 2007 fiscal year compared to the same twelve-week period in fiscal 2006.  The increase in cost of products sold on a comparative basis was due primarily to slightly higher unit sales volume.  The gross margin decreased slightly due to higher flour commodity costs when compared to the same twelve-week period in fiscal 2006.

Compared to the prior twelve-week period ended January 26, 2007 (not shown), the average weekly cost of products sold decreased $301,000 (16.8%) for the second twelve weeks of fiscal year 2007.  This decrease is consistent with normal seasonal trends.

Cost of Products Sold–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $385,000 (5.9%) to $6,955,000 in the second twelve weeks of the 2007 fiscal year compared to the same twelve-week period in fiscal 2006.  An increase in flour commodity costs was the primary contributing factor in this increase. Unit production volumes were also lower than the comparative twelve-week period.

Cost of Products Sold–Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products segment decreased by $159,000 (1.4%) to $11,265,000 in the second twelve weeks of the 2007 fiscal year compared to the same twelve-week period in fiscal 2006.  Favorable trends in meat commodity costs and higher production volumes contributed to the decrease in costs of products sold in this segment.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses decreased by $317,000 (3.2%) to $9,524,000 in the second twelve weeks of fiscal year 2007 compared to the same twelve-week period in the prior fiscal year.  The change in this category for the twelve-week period ended April 20, 2007 did not directly correspond to the sales decrease.  Favorable trends in employee pension and healthcare expenses, interest income and bad debt recoveries reduced this category.  As a result of significant bad debt write-off in past years, the Company has received shares of stock from customers in lieu of cash payment on accounts receivable.  Material recoveries associated with the unplanned receipt of shares of stock were recognized by the Company when shares were received.  The timing of these receipts are unpredictable and there is no guarantee that this trend will continue.  Offsetting the favorable trends noted previously, the Company incurred higher advertising and outside storage costs than in the comparative twelve week period.

Compared to the prior twelve-week period ended January 26, 2007 (not shown), average weekly selling, general and administrative expenses decreased by $33,000 (4.0%). The decrease was primarily caused by a decrease in average weekly sales which lowered these expenses.

Selling, General and Administrative Expenses-Frozen Food Products Segment

Selling, general and administrative expenses in the Frozen Food Products segment increased by $242,000 (7.2%) to $3,591,000 in the second twelve weeks of fiscal year 2007 compared to the same twelve-week period in the prior fiscal year.  Higher advertising costs were the primary contributor to the increase in selling, general and administrative expenses when compared to the same twelve-week period in fiscal 2006.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

Selling, general and administrative expenses in the Refrigerated and Snack Food Products segment decreased by $559,000 (8.6%) to $5,933,000 in the second twelve weeks of fiscal year 2007 compared to the same twelve-week period in the prior fiscal year.  Lower healthcare and pension expenses and a significant bad debt recovery were the most significant contributors to the decrease in selling, general and administrative expenses when compared to the same twelve-week period in fiscal 2006.

Depreciation Expense-Consolidated

Depreciation expense decreased by $110,000 (12.3%) to $782,000 in the second twelve weeks of the 2007 fiscal year compared to the same twelve-week period in fiscal year 2006.  The decrease in depreciation expense reflects lower capital expenditure levels in recent years and certain significant assets becoming fully depreciated in the 2007 fiscal year.  Compared to the prior twelve-week period ended January 26, 2007 (not shown), average weekly depreciation remained constant at $65,000.

Depreciation Expense-Frozen Food Products and Refrigerated and Snack Food Segments

Depreciation expense in the Frozen Food Products segment decreased by $88,000 (30.2%) to $203,000 in the second twelve weeks of the 2007 fiscal year compared to the same twelve-week period in fiscal year 2006.

Depreciation expense in the Refrigerated and Snack Food Products segment decreased by $18,000 (3.6%) to $484,000 in the second twelve weeks of the 2007 fiscal year compared to the same twelve-week period in fiscal year 2006.   The decrease in depreciation expense in both segments was due to lower capital expenditures in recent years and certain significant assets becoming fully depreciated in the 2007 fiscal year.

Income Taxes-Consolidated

The Company recorded an income tax provision based on an estimated annual effective tax rate of 23.3% in the second twelve weeks of fiscal 2007 as compared to 57.1% in the prior fiscal year and 27.3% for the prior twelve-week period.  The change in the effective income tax rate relates to significant non-taxable gains on life insurance policies and revisions to the Company’s projected tax rates related to updated income estimates.

Net Income (Loss)-Consolidated

Net loss in the twelve weeks ended April 20, 2007 was affected by non-taxable gains on life insurance policies in the amount of $175,000. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may produce losses of equal magnitude. Taxable investment income also increased on a comparative basis during the second twelve weeks of fiscal 2007 in the amount of $70,000 due to higher cash balances and an increase in short-term interest rates.  After considering the effect of these transactions, the Company’s results were as follows:

	12 Weeks Ended	12 Weeks Ended
	April 20, 2007	April 14, 2006

Net loss before taxes, life insurance gain and investment income	$(720,000)	$(203,000)
Gain on sale of equity securities	—	106,000
Life insurance gain and investment income	364,000	265,000
Income (loss) before taxes	(356,000)	168,000
Income tax provision (benefit)	(83,000)	96,000
Net income (loss)	$(273,000)	$72,000

The Company presents net income or loss before taxes, life insurance gain or loss and investment income because the Company believes it is an important measure for investors to use in understanding the Company’s underlying operations.

Results of Operations for the Twenty-four Weeks ended April 20, 2007 and Twenty-four Weeks ended April 14, 2006.

Net Sales-Consolidated

Net sales decreased by $2,673,000 (4.3%) to $60,207,000 in the first twenty-four weeks of the 2007 fiscal year compared to the same twenty-four week period last year. The primary reason for the sales decline was a 2.3% decrease in unit volume. Promotional allowances, as a percent of sales, increased 2.8% compared to the same 24 week period last year. Unit selling prices decreased approximately 0.5% contributing to the sales decline. Product return levels also decreased slightly against the comparative prior period.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $674,000 (2.8%) to $23,424,000 in the first twenty-four weeks of the 2007 fiscal year compared to the same twenty-four week period last year. The primary reason for the decline was an increase in promotional allowances compared to the same twenty-four week period last year. Unit prices, before promotions and allowances, increased (4.5%) offset by unit volume decrease of approximately 3.3%.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products segment decreased by $1,999,000 (5.2%) to $36,783,000 in the first twenty-four weeks of the 2007 fiscal year compared to the same twenty-four week period last year. Unit volumes were slightly lower than the comparative twenty-four week period. Average unit selling prices were also lower than the prior twenty-four week period.

Cost of Products Sold-Consolidated

Cost of products sold decreased by $1,563,000 (3.8%) to $39,500,000 in the first twenty-four weeks of the 2007 fiscal year compared to the same twenty-four week period in fiscal 2006.  The decrease in cost of products sold on a comparative basis was due primarily to lower unit sales volume.  The slight decrease in gross margin was partially due to higher flour commodity costs partially offset by lower meat commodities when compared to the same twenty-four-week period in fiscal year 2006.

Cost of Products Sold–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $217,000 (1.5%) to $14,417,000 in the first twenty-four weeks of the 2007 fiscal year compared to the same twenty-four week period in fiscal 2006.  Higher flour commodity costs contributed to the increase in costs of products sold.

Cost of Products Sold–Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products segment decreased by $2,406,000 (8.6%) to $25,658,000 in the first twenty-four weeks of the 2007 fiscal year compared to the same twenty-four-week period in fiscal 2006.  Lower unit volumes, favorable meat commodity costs and lower repairs and maintenance costs contributed to the decrease in costs of products sold.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses decreased by $767,000 (3.8%) to $19,444,000 in the first twenty-four weeks of fiscal year 2007 compared to the same twenty-four week period in the prior fiscal year.  The change in this category for the twenty-four week period ended April 20, 2007 did not directly correspond to the sales decrease. Costs for advertising and display racks increased while reductions in employee healthcare and pension expenses, and higher interest income helped offset these increases.  As a result of significant bad debt write-off in past years, the Company has received shares of stock from customers in lieu of cash payment on accounts receivable.  Material recoveries associated with the unplanned receipt of shares of stock were recognized by the Company when shares were received.  The timing of these receipts are unpredictable and there is no guarantee that this trend will continue.

Selling, General and Administrative Expenses-Frozen Food Products Segment

Selling, general and administrative expenses in the Frozen Food Products segment increased by $159,000 (2.3%) to $7,029,000 in the first twenty-four weeks of fiscal year 2007 compared to the same twenty-four week period in the prior fiscal year.  Higher promotional spending contributed to the increase in selling, general and administrative expenses when compared to the same twenty-four-week period in fiscal 2006.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

Selling, general and administrative expenses in the Refrigerated and Snack Food Products segment decreased by $926,000 (6.9%) to $12,415,000 in the first twenty-four weeks of fiscal year 2007 compared to the same twenty-four week period in the prior fiscal year.  Lower labor, healthcare and pension expenses contributed to the decrease in selling, general and administrative expenses when compared to the same twenty-four week period in fiscal 2006.

Depreciation Expense-Consolidated

Depreciation expense decreased by $221,000 (12.4%) to $1,563,000 in the first twenty-four weeks of the 2007 fiscal year compared to the same twenty-four week period in fiscal year 2006.  The decrease in depreciation expense was due to lower capital expenditures in recent years and certain significant assets becoming fully depreciated in the 2007 fiscal year.

Depreciation Expense-Frozen Food Products and Refrigerated and Snack Food Segments

Depreciation expense in the Frozen Food Products segment decreased by $175,000 (30.1%) to $406,000 in the second twelve weeks of the 2007 fiscal year compared to the same twelve-week period in fiscal year 2006. Depreciation expense in the Refrigerated and Snack Food Products segment decreased by $39,000 (3.9%) to $966,000 in the second twelve weeks of the 2007 fiscal year compared to the same twelve-week period in fiscal year 2006.   The decrease in depreciation expense in both segments was due to lower capital expenditures in recent years and certain significant assets becoming fully depreciated in the 2007 fiscal year.

Income Taxes-Consolidated

The Company recorded an income tax provision based on an estimated annual effective tax rate of 22.7% in the first twenty-four weeks of fiscal 2007 as compared to 9.7% in the prior fiscal year.  The change in the effective income tax rate relates to significant non-taxable gains on life insurance policies and revisions to the Company’s projected tax rates related to updated estimates and the recognition of research and development tax credits.

Net Income (Loss)-Consolidated

Net loss in the twenty-four weeks ended April 20, 2007 was affected by non-taxable gains on life insurance policies in the amount of $360,000. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may produce losses of equal magnitude. Taxable investment income also increased on a comparative basis during the first twenty-four weeks of fiscal 2007 in the amount of $161,000 due to higher cash balances and an increase in short-term interest rates.  After considering the effect of these transactions, the Company’s results were as follows:

	24 Weeks Ended	24 Weeks Ended
	April 20, 2007	April 14, 2006

Net loss before taxes, life insurance gain and investment income	$(1,012,000)	$(725,000)
Gain on sale of equity securities	—	106,000
Life insurance gain and investment income	712,000	547,000
Loss before taxes	(300,000)	(72,000)
Income tax provision (benefit)	(68,000)	(7,000)
Net loss	$(232,000)	$(65,000)

The Company presents net income or loss before taxes, life insurance gain or loss and investment income because the Company believes it is an important measure for investors to use in understanding the Company’s underlying operations.

Liquidity and Capital Resources-Consolidated

Net cash from operating activities was $15,446,000 for the first twenty-four weeks of the 2007 fiscal year. Operating cash was generated principally by reductions in trading securities, accounts receivable and inventories. The substantial reduction in inventory in the first twenty-four weeks of fiscal 2007 is consistent with normal seasonal trends and a planned seasonal reduction in field inventories.  The Company sold $12,200,000 in auction rate securities in the first twenty-four weeks of the 2007 fiscal year and currently has no investments in these instruments. The Company utilized cash flow for additions to property, plant and equipment and share repurchases.  The net effect of these transactions resulted in a cash and cash equivalents increase during the first twenty-four weeks of fiscal 2007 of $14,438,000 (1224.6%) to $15,618,000.  The additions to property, plant and equipment reflect the Company’s continued investment in processing, transportation and information technology equipment.

The Company’s refrigerated and snack food products segment has continued development of a new major production line that was originally scheduled for completion in the fourth quarter of fiscal year 2005.  The line has been producing product for analysis purposes for approximately six months.  The oven and processing parameters are being fine-tuned.  A total capital expenditure of $1,883,000 has been invested in this new production line through April 20, 2007.  No significant additional investments are anticipated at this time. The Company expects regular production to begin no later than the last quarter of fiscal year 2007.

No cash dividends were paid during the first twenty-four weeks of the 2007 fiscal year, as was the case during the first twenty-four weeks of the 2006 fiscal year, as the Board of Directors suspended the quarterly cash dividend at its May 2004 meeting in recognition of lower profitability levels in recent quarters.

The Company remained free of interest bearing debt during the first twenty-four weeks of fiscal year 2007.  The Company’s revolving line of credit with Bank of America expires April 30, 2008 and provides for borrowings up to $2,000,000.  The Company has not borrowed under this line for more than twenty consecutive years.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

General Business Risks

General risk factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q and in Bridgford Foods’ Annual Report on Form 10-K/A for the fiscal year ended November 3, 2006. Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The Company expressly disclaims any intent or obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Financial Instrument Risk

The Company’s financial instruments generally consist of cash and cash equivalents, auction rate securities and life insurance policies.  At April 20, 2007, the carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates.  It is not the Company’s policy to enter into derivative financial instruments.

Foreign Currency Risk

The Company did not have significant foreign currency exposure at April 20, 2007.

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

Fixed – Price Contracts Risk:

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at April 20, 2007.

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

Section 404 Sarbanes-Oxley Act of 2002

The Securities and Exchange Commission, on December 15, 2006, adopted new measures to grant relief to smaller public companies by extending the date of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”). Under these new measures, the Company will be required to comply with the Act in two phases.  The first phase will be effective for the Company’s fiscal year ending October 31, 2008 and will require the Company to furnish a management report on internal control over financial reporting. The second phase will require the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending October 30, 2009.

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

On May 23, 2007 the Securities and Exchange Commission unanimously approved interpretive guidance to assist public companies to reinforce their internal control over financial reporting with a focus on smaller companies.  The Securities and Exchange Commission approved rules that allow a company to satisfy the annual evaluation requirement by Exchange Act Rules 13a-15 and 15d-15 through the evaluation of internal control in accordance with interpretive guidance.  The term “material weakness” was modified by the Securities and Exchange Commission as “a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”  Another revision included changes to the required auditor’s attestation report on the effectiveness of internal controls over financial reporting which now excludes the auditor’s evaluation of management’s evaluation process.  The auditor’s attestation report will now opine directly on the internal controls over financial reporting.  The effective date for these changes will be 30 days from their publication in the Federal Register.

The Public Company Accounting Oversight Board voted on May 24, 2007 to adopt Auditing Standard No. 5, An Audit of Internal Control over Financial Reporting that is Integrated with an Audit of Financial Statements, to replace its previous internal control auditing standard, Auditing Standard No. 2.  The new standard removes unnecessary audit requirements while maintaining adequate internal control, provides direction on how to scale the audit for smaller and less complex companies, and reduces and simplifies the text of the standard.

Part II.  Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for the fiscal year ended November 3, 2006, should be considered with the information provided elsewhere in this Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by the Company of its common stock, for each of the three four-week periods included in the interim twelve-week period ended April 20, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 27, 2007 – February 23, 2007	11,425	$7.65	11,425	570,830

February 24, 2007 – March 23, 2007	2,198	$7.79	2,198	568,632

March 24, 2007 – April 20, 2007	4,281	$7.63	4,281	564,351

Total	17,904	$7.66	17,904

(1)                                  Period information is presented by reference to the Company’s fiscal period ends during the twelve-week period ended April 20, 2007.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on Wednesday, March 14, 2007 at the Four Points Sheraton, 1500 South Raymond Avenue, Fullerton, California at 10:00 am.  Shareholders representing 9,563,701 or 96.2% of the 9,946,353 shares entitled to vote were present in person or by proxy.  Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.  The following persons were nominated and elected directors:

Allan L. Bridgford	Hugh W. Bridgford	William L. Bridgford
Todd C. Andrews	Richard A. Foster	Robert E. Schulze
D. Gregory Scott	Paul R. Zippwald

Votes cast for directors were 9,548,110 FOR, 15,591 AGAINST and none ABSTAINED or WITHHELD.  Votes cast for appointment of Haskell & White LLP, as the independent registered public accounting firm for the Company for the fiscal year commencing November 4, 2006 were 9,560,334 FOR, none AGAINST and 3,367 ABSTAIN or WITHHELD.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

	By:	/s/	Raymond F. Lancy
June 4, 2007	Raymond F. Lancy
Date	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)