Form 10-Q
period 2007-07-13
BRIDGFORD FOODS CORP
filed 2007-08-27
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 13, 2007

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

As of August 24, 2007 the registrant had 9,903,000 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Part I. Financial Information

Item 1. Financial Statements

a.	Consolidated Condensed Balance Sheets at July 13, 2007 (unaudited) and November 3, 2006

b.	Consolidated Condensed Statements of Operations for the twelve and thirty-six weeks ended July 13, 2007 and July 7, 2006 (unaudited)

c.	Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the thirty-six weeks ended July 13, 2007 (unaudited)

d.	Consolidated Condensed Statements of Cash Flows for the thirty-six weeks ended July 13, 2007 and July 7, 2006 (unaudited)

e.	Notes to Consolidated Condensed Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

Signatures.

Items 1 and 3-5 of Part II. have been omitted because they are not applicable with respect to the current reporting period.

Part I.  Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	July 13	November 3
	2007	2006
	(Unaudited)	As restated (Note 2)
ASSETS

Current assets:

Cash and cash equivalents	$13,002	$1,180
Trading securities	—	12,200
Accounts receivable, less allowance for doubtful accounts of $363 and $524, respectively, and promotional allowances of $2,143 and $2,170, respectively	7,506	10,222
Inventories (Note 3)	18,798	19,544
Prepaid expenses and other current assets	3,382	2,767

Total current assets	42,688	45,913

Property, plant and equipment, less accumulated depreciation of $55,686 and $53,941, respectively	11,817	13,041

Other non-current assets	14,312	13,977
	$68,817	$72,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$2,845	$3,923
Accrued payroll, advertising and other expenses	8,453	10,308

Total current liabilities	11,298	14,231

Non-current liabilities	7,431	8,514

Commitments (Notes 5 and 6)

Shareholders’ equity: Preferred stock, without par value Authorized - 1,000 shares Issued and outstanding - none	—	—

Common stock, $1.00 par value Authorized - 20,000 shares Issued and outstanding - 9,911 and 9,958 shares	9,968	10,015
Capital in excess of par value	13,929	14,235
Retained earnings	26,930	27,129
Accumulated other comprehensive loss	(739)	(1,193)
	50,088	50,186
	$68,817	$72,931

See accompanying notes to consolidated condensed financial statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
	12 weeks ended	12 weeks ended	36 weeks ended	36 weeks ended
	July 13	July 7	July 13	July 7
	2007	2006	2007	2006

Net sales	$26,686	$28,169	$86,893	$91,049

Cost of products sold, excluding depreciation	16,954	17,024	56,454	58,087

Selling, general and administrative expenses	8,936	10,019	28,380	30,230
Depreciation	717	892	2,280	2,676
Gain on sale of equity securities	—	—	—	(106)
	26,607	27,935	87,114	90,887

Income (loss) before taxes	79	234	(221)	162

Income tax provision (benefit)	46	10	(22)	4

Net income (loss)	$33	$224	$(199)	$158

Basic and diluted income (loss) per share (Note 4)	$.00	$.02	$(.02)	$.02

Basic and diluted shares computed	9,924	9,964	9,940	9,968

Item 1. c.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

					Accumulated
			Capital		other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par	earnings	income (loss)	Total
November 3, 2006	9,958	$10,015	$14,235	$27,129	$(1,193)	$50,186
Shares repurchased	(47)	(47)	(306)			(353)
Net loss				(199)		(199)
Other comprehensive income:
Unrealized income on investments					53	53
Minimum pension liability					401	401
Comprehensive income						255
July 13, 2007	9,911	$9,968	$13,929	$26,930	$(739)	$50,088

See accompanying notes to consolidated condensed financial statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	36 weeks ended	36 weeks ended
	July 13	July 7
	2007	2006
	(in thousands)	As restated (Note 2)
		(in thousands)
Cash flows from operating activities:

Net (loss) income	$(199)	$158

Income charges not affecting cash:
Depreciation	2,280	2,676
Recovery on losses on accounts receivable	(488)	(324)
Gain on sale of property, plant and equipment	(11)	—
Effect on cash of changes in assets and liabilities:
Trading securities	12,200	(8,700)
Accounts receivable, net	3,204	785
Inventories	746	3,805
Prepaid expenses and other current assets	(561)	(12)
Other non-current assets	(572)	(301)
Accounts payable	(1,078)	(1,866)
Accrued payroll, advertising and other expenses	(1,855)	593
Non-current liabilities	(446)	1,261

Net cash provided (used) by operating activities	13,220	(1,925)

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	11	—
Additions to property, plant and equipment	(1,056)	(1,454)

Net cash used in investing activities	(1,045)	(1,454)

Cash used in financing activities:
Shares repurchased	(353)	(152)

Net cash used in financing activities	(353)	(152)

Net increase (decrease) in cash and cash equivalents	11,822	(3,531)

Cash and cash equivalents at beginning of period	1,180	5,855

Cash and cash equivalents at end of period	$13,002	$2,324

Cash paid for income taxes	$0	$26

See accompanying notes to consolidated condensed financial statements.

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts)

Note 1 - The Company and Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the “Company”) for the twelve and thirty-six weeks ended July 13, 2007 and July 7, 2006 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 3, 2006 (the “Annual Report”) and include all adjustments considered necessary by management for a fair statement of the interim periods.  Such adjustments consist only of normal recurring items.  This report should be read in conjunction with the Annual Report.  Due to seasonality and other factors, interim results are not necessarily indicative of the results to be expected for the full year.  New accounting pronouncements and their affect on the Company are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Note 2 - Trading Securities:

At July 13, 2007 the Company held no auction rate securities.  The Company elected to sell all auction rate securities during the second quarter of fiscal 2007 and invest in 90-day treasury bills which are classified as cash and cash equivalents on the accompanying consolidated condensed balance sheet.

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

The consolidated condensed statement of cash flows for the thirty-six weeks ended July 7, 2006 has been reclassified to give effect to auction rate securities activity classified as trading securities.

Note 3 - Inventories:

Inventories are comprised as follows at the respective periods:

	July 13 2007	November 3 2006
Meat, ingredients and supplies	$5,126	$3,748
Work in progress	2,029	2,228
Finished goods	11,643	13,568
	$18,798	$19,544

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

Note 4 - Basic and diluted earnings per share:

The Company had 250,000 employee stock options outstanding during the thirty-six week periods ended July 13, 2007 and July 7, 2006.  The effect of the employee stock options outstanding for the thirty-six weeks ended July 13, 2007 and July 7, 2006 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be anti-dilutive.  No options were granted during the first thirty-six weeks of the fiscal year ending November 2, 2007.

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

Net pension cost consisted of the following:

	36 weeks ended July 13 2007	36 weeks ended July 7 2006

Service cost	$119	$1,082
Interest cost	1,297	1,355
Expected return on plan assets	(1,355)	(1,064)
Amortization of net loss from earlier periods	—	191
Amortization of unrecognized prior service cost	1	22
Curtailment cost	47	8
Net pension cost	$109	$1,594

The expected Company contribution to the plans in fiscal year 2007 is $3,476. The Company has funded the plans in the amount of $2,333 through the third quarter of fiscal 2007.

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

Note 6 - Commitments:

The Company leases certain transportation and computer equipment under operating leases.  The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index.  No material changes have been made to these contracts during the first thirty-six weeks of fiscal 2007.

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

The following segment information is presented for the twelve and thirty-six week periods ended July 13, 2007 and July 7, 2006.

Twelve Weeks Ended July 13, 2007	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales from external customers	$9,903	$16,783	$—	$—	$26,686
Intersegment sales	—	741	—	741	—
Net sales	9,903	17,524	—	741	26,686
Cost of products sold, excluding depreciation	6,159	11,536	—	741	16,954
Selling, general and administrative expenses	3,146	5,790	—	—	8,936
Depreciation	203	418	96	—	717
	9,508	17,744	96	741	26,607
Income (loss) before taxes	395	(220)	(96)	—	79
Income tax provision (benefit)	145	(99)	—	—	46
Net income (loss)	$250	$(121)	$(96)	$—	$33

Total assets	$10,124	$28,307	$30,386	$—	$68,817
Additions to property, plant and equipment	$22	$162	$37	$—	$221

Twelve Weeks Ended July 7, 2006	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales from external customers	$10,183	$17,986	$—	$—	$28,169
Intersegment sales	—	596	—	596	—
Net sales	10,183	18,582	—	596	28,169
Cost of products sold, excluding depreciation	6,065	11,555	—	596	17,024
Selling, general and administrative expenses	3,139	6,880	—	—	10,019
Depreciation	290	504	98	—	892
Gain on sale of equity securities	—	—	—	—	—
	9,494	18,939	98	596	27,935
Income (loss) before taxes	689	(357)	(98)	—	234
Income tax provision (benefit)	224	(214)	—	—	10
Net income (loss)	$465	$(143)	$(98)	$—	$224

Total assets	$11,133	$28,626	$31,872	$—	$71,631
Additions to property, plant and equipment	$(94)	$505	$28	$—	$439

Thirty-Six Weeks Ended July 13, 2007	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales from external customers	$33,327	$53,566	$—	$—	$86,893
Intersegment sales	—	1,316	—	1,316	—
Net sales	33,327	54,882	—	1,316	86,893
Cost of products sold, excluding depreciation	20,576	37,194	—	1,316	56,454
Selling, general and administrative expenses	10,174	18,206	—	—	28,380
Depreciation	609	1,384	287	—	2,280
	31,359	56,784	287	1,316	87,114
Income (loss) before taxes	1,968	(1,902)	(287)	—	(221)
Income tax provision (benefit)	732	(754)	—	—	(22)
Net income (loss)	$1,236	$(1,148)	$(287)	$—	$(199)

Total assets	$10,124	$28,307	$30,386	$—	$68,817
Additions to property, plant and equipment	$159	$850	$47	$—	$1,056

Thirty-Six Weeks Ended July 7, 2006	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales from external customers	$34,281	$56,768	$—	$—	$91,049
Intersegment sales	—	1,797	—	1,797	—
Net sales	34,281	58,565	—	1,797	91,049
Cost of products sold, excluding depreciation	20,265	39,619	—	1,797	58,087
Selling, general and administrative expenses	10,009	20,221	—	—	30,230
Depreciation	871	1,509	296	—	2,676
Gain on sale of equity securities	—	(106)	—	—	(106)
	31,145	61,243	296	1,797	90,887
Income (loss) before taxes	3,136	(2,678)	(296)	—	162
Income tax provision (benefit)	1,136	(1,132)	—	—	4
Net income (loss)	$2,000	$(1,546)	$(296)	$—	$158

Total assets	$11,133	$28,626	$31,872	$—	$71,631
Additions to property, plant and equipment	$156	$1,197	$101	$—	$1,454

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In addition, the Company may from time to time make oral forward-looking statements. Words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “contribute” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk – General Business Risks” of this Quarterly Report on Form 10-Q as well as the risk factors references in the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 3, 2006.

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

The provision for doubtful accounts receivable is based on historical trends and current collectibility risk.  The Company has significant amounts receivable with a few large, well-known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss.  Wal-Mart® comprised 15.0% of revenues for the first thirty-six weeks of fiscal year 2007 and 17.0% of accounts receivable at the end of the third quarter of fiscal year 2007.  Wal-Mart® comprised 14.5% of revenues for the first thirty-six weeks of fiscal year 2006 and 18.8% of accounts receivable at the end of the third quarter of fiscal year 2006.

Revenues are recognized upon passage of title to the customer upon product pick-up, shipment or delivery to customers as determined by applicable contracts. Products are delivered to customers through the Company’s own fleet, common carrier or through a Company-owned direct store delivery system.

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

Executive Level Overview of Business Segments

The Company operates in two business segments – the processing and distribution of frozen products and the processing and distribution of refrigerated and snack food products.  For information regarding the separate financial performance of the business segments refer to Note 7 of the Notes to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.  Although the Company has recently introduced several new products, most of these products have not contributed significantly to the Company’s revenue growth for the fiscal year with the exception of Bridgford Monkey Bread, included in the Frozen Food Products segment, originally introduced in 2005.

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

Results of Operations for the Twelve Weeks ended July 13, 2007 and

Twelve Weeks ended July 7, 2006.

Net Sales-Consolidated

Net sales decreased by $1,483,000 (5.3%) to $26,686,000 in the third twelve weeks of the 2007 fiscal year compared to the same twelve-week period last year. Unit volume decreased approximately 7.4% offset by unit price increases of 3.5%.  Promotional allowances increased by approximately 2.0% as a percent of sales also contributing to the net sales decrease compared to the same twelve-week period last year. Product return levels were slightly higher against the comparative prior period.

Compared to the prior twelve-week period ended April 20, 2007 (not shown), average weekly sales decreased $101,000 (4.3%).  The decrease primarily relates to 10.6% lower unit sales volume off-set by unit price increases of 5.8% during the third twelve weeks of the 2007 fiscal year compared to the previous twelve-week period. The decline in unit sales resulted from normal seasonal factors.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $280,000 (2.7%) to $9,903,000 in the third twelve weeks of the 2007 fiscal year compared to the same twelve-week period last year. Unit volume decreases of 3.9% were offset by unit price increases. Promotional allowances were higher compared to the same twelve-week period last year causing the net sales decline.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products segment decreased by $1,058,000 (5.7%) to $17,524,000 in the third twelve weeks of the 2007 fiscal year compared to the same twelve-week period last year. Unit volume decreased by 9.5%.  An increase in unit selling prices partially off-set the impact of the unit volume decreases.

Cost of Products Sold-Consolidated

Cost of products sold decreased by $70,000 (0.4%) to $16,954,000 in the third twelve weeks of the 2007 fiscal year compared to the same twelve-week period in fiscal 2006.  The gross margin before depreciation decreased from 39.6% to 36.5% primarily due to higher commodity costs when compared to the same twelve-week period in fiscal 2006.  Higher promotional allowances also reduced net selling prices contributing to the gross margin decline.

Compared to the prior twelve-week period ended April 20, 2007 (not shown), the average weekly cost of products sold decreased $82,000 (5.5%) for the third twelve weeks of fiscal year 2007.  This decrease is consistent with the sales decrease and normal seasonal trends.

Cost of Products Sold–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $94,000 (1.5%) to $6,159,000 in the third twelve weeks of the 2007 fiscal year compared to the same twelve-week period in fiscal 2006.  An increase in flour commodity costs was the primary contributing factor in this increase. Unit production volumes were also lower than the comparative twelve-week period.

Cost of Products Sold–Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products segment decreased by $19,000 (0.2%) to $11,536,000 in the third twelve weeks of the 2007 fiscal year compared to the same twelve-week period in fiscal 2006.  Unit volume declines were partially off-set by rising commodity costs in the 12 week period.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses decreased by $1,083,000 (10.8%) to $8,936,000 in the third twelve weeks of fiscal year 2007 compared to the same twelve-week period in the prior fiscal year.  The change in this category for the twelve-week period ended July 13, 2007 did not directly correspond to the sales decrease.  Favorable trends were experienced in employee pensions, healthcare expenses, workers’ compensation, cash surrender value gains and bad debt recoveries compared to the same twelve week period in the prior year.

Compared to the prior twelve-week period ended April 20, 2007 (not shown), average weekly selling, general and administrative expenses decreased by $49,000 (6.2%). The decrease was primarily caused by a decrease in average weekly sales and lower cost trends related to healthcare and workers’ compensation expenses.

Selling, General and Administrative Expenses-Frozen Food Products Segment

Selling, general and administrative expenses in the Frozen Food Products segment increased by $7,000 (0.2%) to $3,146,000 in the third twelve weeks of fiscal year 2007 compared to the same twelve-week period in the prior fiscal year.  Higher advertising costs were off-set by lower healthcare and workers’ compensation costs when compared to the same twelve-week period in fiscal 2006.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

Selling, general and administrative expenses in the Refrigerated and Snack Food Products segment decreased by $1,090,000 (15.8%) to $5,790,000 in the third twelve weeks of fiscal year 2007 compared to the same twelve-week period in the prior fiscal year.  Lower healthcare, workers’ compensation and pension expenses and a significant bad debt recovery were the most significant contributors to the decrease in selling, general and administrative expenses when compared to the same twelve-week period in fiscal 2006.

Depreciation Expense-Consolidated

Depreciation expense decreased by $175,000 (19.6%) to $717,000 in the third twelve weeks of the 2007 fiscal year compared to the same twelve-week period in fiscal year 2006.  The decrease in depreciation expense reflects lower capital expenditure levels in recent years and certain significant assets becoming fully depreciated in the 2007 fiscal year.  Compared to the prior twelve-week period ended April 20, 2007 (not shown), average weekly depreciation decreased by $5,000 due to the reasons mentioned previously.

Depreciation Expense-Frozen Food Products and Refrigerated and Snack Food Segments

Depreciation expense in the Frozen Food Products segment decreased by $87,000 (30.0%) to $203,000 in the third twelve weeks of the 2007 fiscal year compared to the same twelve-week period in fiscal year 2006.

Depreciation expense in the Refrigerated and Snack Food Products segment decreased by $86,000 (17.1%) to $418,000 in the third twelve weeks of the 2007 fiscal year compared to the same twelve-week period in fiscal year 2006.  The decrease in depreciation expense in both segments was due to lower capital expenditures in recent years and certain significant assets becoming fully depreciated in the 2007 fiscal year.

Income Taxes-Consolidated

The Company recorded an income tax provision based on an estimated annual effective tax rate of 58.2% in the third twelve weeks of fiscal 2007 as compared to 4.3% in the prior fiscal year and 23.3% for the prior twelve-week period.  The change in the effective income tax rate relates to significant non-taxable gains on life insurance policies and revisions to the Company’s projected tax rates related to updated income estimates.

Net Income (Loss)-Consolidated

Net income in the twelve weeks ended July 13, 2007 included non-taxable gains on life insurance policies in the amount of $212,000. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may not produce gains of equal magnitude or may produce losses. Taxable investment income also decreased on a comparative basis during the third twelve weeks of fiscal 2007 in the amount of $41,000 due to lower cash balances and lower short-term interest rates.

After considering the effect of these transactions, the Company’s results were as follows:

	12 Weeks Ended	12 Weeks Ended
	July 13, 2007	July 7, 2006
Net income (loss) before taxes, life insurance gain and investment income	$(290,000)	$89,000
Life insurance gain and investment income	369,000	145,000
Income before taxes	79,000	234,000
Income tax provision	46,000	10,000
Net income	$33,000	$224,000

The Company presents net income or loss before taxes, life insurance gain or loss and investment income because the Company believes it is an important measure for investors to use in understanding the Company’s underlying operations.

Results of Operations for the Thirty-Six Weeks ended July 13, 2007 and

Thirty-Six Weeks ended July 7, 2006.

Net Sales-Consolidated

Net sales decreased by $4,156,000 (4.6%) to $86,893,000 in the first thirty-six weeks of the 2007 fiscal year compared to the same thirty-six week period last year. The primary reason for the sales decline was a 4.0% decrease in unit volume. Promotional allowances, as a percent of sales, increased 1.8% compared to the same 36 week period last year. Unit selling prices increased approximately 0.8% offsetting the sales decline.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $954,000 (2.8%) to $33,327,000 in the first thirty-six weeks of the 2007 fiscal year compared to the same thirty-six week period last year. The primary reason for the decline was an increase in promotional allowances compared to the same thirty-six week period last year. Unit prices, before promotions and allowances, increased 4.5% offset by unit volume decrease of approximately 3.4%.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products segment decreased by $3,683,000 (6.3%) to $54,882,000 in the first thirty-six weeks of the 2007 fiscal year compared to the same thirty-six week period last year. Unit volumes were approximately 4.1% lower than the comparative thirty-six week period. Average unit selling prices were also lower than the prior thirty-six week period.

Cost of Products Sold-Consolidated

Cost of products sold decreased by $1,633,000 (2.8%) to $56,454,000 in the first thirty-six weeks of the 2007 fiscal year compared to the same thirty-six week period in fiscal 2006.  The decrease in cost of products sold on a comparative basis was due primarily to lower unit sales volume.  The slight decrease in gross margin before depreciation from 36.2% to 35.0% was due to higher commodity costs when compared to the same thirty-six-week period in fiscal year 2006. Higher promotional allowances also reduced the effective net selling price contributing to the gross margin decline.

Cost of Products Sold–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $311,000 (1.5%) to $20,576,000 in the first thirty-six weeks of the 2007 fiscal year compared to the same thirty-six week period in fiscal 2006.  Higher flour commodity costs contributed to the increase in costs of products sold. Higher promotional allowances also reduced the effective net selling price contributing to a decline in the gross margin.

Cost of Products Sold–Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products segment decreased by $2,425,000 (6.1%) to $37,194,000 in the first thirty-six weeks of the 2007 fiscal year compared to the same thirty-six-week period in fiscal 2006.  Lower unit volumes levels were slightly off-set by higher meat and cheese commodity costs.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses decreased by $1,850,000 (6.1%) to $28,380,000 in the first thirty-six weeks of fiscal year 2007 compared to the same thirty-six week period in the prior fiscal year.  The change in this category for the thirty-six week period ended July 13, 2007 did not directly correspond to the sales decrease. Significant reductions in employee healthcare, pension expenses and workers’ compensation expenses in addition to cash surrender value gains on life insurance policies, bad debt recoveries and higher interest income helped offset expenses in this category.  These favorable trends were somewhat off-set by higher costs for advertising programs.

Selling, General and Administrative Expenses-Frozen Food Products Segment

Selling, general and administrative expenses in the Frozen Food Products segment increased by $165,000 (1.6%) to $10,174,000 in the first thirty-six weeks of fiscal year 2007 compared to the same thirty-six week period in the prior fiscal year. Significant reductions in employee healthcare, pension expenses helped off-set higher advertising expenses in this category.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

Selling, general and administrative expenses in the Refrigerated and Snack Food Products segment decreased by $2,015,000 (10.0%) to $18,206,000 in the first thirty-six weeks of fiscal year 2007 compared to the same thirty-six week period in the prior fiscal year.  Lower sales trends reduced the expenses in this category. In addition, significant reductions in employee healthcare, pension expenses and workers’ compensation expenses, in addition to higher bad debt recoveries, helped reduce expenses in this category.

Depreciation Expense-Consolidated

Depreciation expense decreased by $396,000 (14.8%) to $2,280,000 in the first thirty-six weeks of the 2007 fiscal year compared to the same thirty-six week period in fiscal year 2006.  The decrease in depreciation expense was due to lower capital expenditures in recent years and certain significant assets becoming fully depreciated in the 2007 fiscal year.

Depreciation Expense-Frozen Food Products and Refrigerated and Snack Food Segments

Depreciation expense in the Frozen Food Products segment decreased by $262,000 (30.1%) to $609,000 in the first thirty-six weeks of the 2007 fiscal year compared to the same thirty-six week period in fiscal year 2006. Depreciation expense in the Refrigerated and Snack Food Products segment decreased by $125,000 (8.3%) to $1,384,000 in the first thirty-six weeks of the 2007 fiscal year compared to the same thirty-six week period in fiscal year 2006.  The decrease in depreciation expense in both segments was due to lower capital expenditures in recent years and certain significant assets becoming fully depreciated in the 2007 fiscal year.

Income Taxes-Consolidated

The Company recorded an income tax provision based on an estimated annual effective tax rate of 10.0% in the first thirty-six weeks of fiscal 2007 as compared to 2.5% in the prior fiscal year.  The change in the effective income tax rate relates to significant non-taxable gains on life insurance policies and revisions to the Company’s projected tax rates related to updated estimates and the recognition of research and development tax credits.

Net Income (Loss)-Consolidated

Net loss in the thirty-six weeks ended July 13, 2007 included non-taxable gains on life insurance policies in the amount of $572,000. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may not produce gains of equal magnitude or may produce losses. Taxable investment income also increased on a comparative basis during the first thirty-six weeks of fiscal 2007 in the amount of $120,000 due to higher cash balances and an increase in short-term interest rates.  After considering the effect of these transactions, the Company’s results were as follows:

	36 Weeks Ended	36 Weeks Ended
	July 13, 2007	July 7, 2006
Net loss before taxes, life insurance gain and investment income	$(1,302,000)	$(636,000)
Gain on sale of equity securities	—	106,000
Life insurance gain and investment income	1,081,000	692,000
Income (loss) before taxes	(221,000)	162,000
Income tax provision (benefit)	(22,000)	4,000
Net income (loss)	$(199,000)	$158,000

The Company presents net income or loss before taxes, life insurance gain or loss and investment income because the Company believes it is an important measure for investors to use in understanding the Company’s underlying operations.

Liquidity and Capital Resources-Consolidated

Net cash from operating activities was $13,220,000 for the first thirty-six weeks of the 2007 fiscal year. Operating cash was generated principally by reductions in trading securities and accounts receivable. The substantial reduction in accounts receivable in the first thirty-six weeks of fiscal 2007 is consistent with normal seasonal trends. The Company sold $12,200,000 in auction rate securities in the first thirty-six weeks of the 2007 fiscal year and currently has no investments in these instruments. The Company utilized cash flow for additions to property, plant and equipment and share repurchases.  The net effect of these transactions resulted in a cash and cash equivalents increase during the first thirty-six weeks of fiscal 2007 of $11,822,000 to $13,002,000. The additions to property, plant and equipment reflect the Company’s continued investment in processing, transportation and information technology equipment.

The Company’s refrigerated and snack food products segment has continued development of a new major production line that was originally scheduled for completion in the fourth quarter of fiscal year 2005.  The line has been producing product for analysis purposes for approximately nine months.  The oven and processing parameters are being fine-tuned.  A total capital expenditure of $1,879,000 has been invested in this new production line through July 13, 2007.  No significant additional investments are anticipated at this time. The Company expects regular production to begin no later than the last quarter of fiscal year 2007.

No cash dividends were paid during the first thirty-six weeks of the 2007 fiscal year, as was the case during the first thirty-six weeks of the 2006 fiscal year, as the Board of Directors suspended the quarterly cash dividend at its May 2004 meeting in recognition of lower profitability levels in recent quarters.

The Company remained free of interest bearing debt during the first thirty-six weeks of fiscal year 2007.  The Company’s revolving line of credit with Bank of America expires on April 30, 2008 and provides for borrowings up to $2,000,000.  The Company has not borrowed under this line for more than twenty consecutive years.

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

In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (FAS No. 157). This Statement defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. FAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. FAS No. 157 is effective for financial statements for fiscal years beginning after November 15, 2007, the Company’s first quarter of the 2009 fiscal year, and interim periods within those years.  The Company does not expect this statement will have a material impact on the Company’s results of operations or financial position.

In September 2006, the Financial Accounting Standards Board issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”)—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. FAS 158 requires employers to recognize the over- or under-funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, FAS 158 requires employers to measure the funded status of plans as of the date of the year-end statement of financial position. The recognition and disclosure provisions of FAS 158 are effective for fiscal years ending after December 15, 2006 (effective for the Company’s fiscal year ending November 2, 2007), while the requirement to measure plan assets and benefit obligations as of a company’s year-end date is effective for fiscal years ending after December 15, 2008 (effective for the Company’s fiscal year ending October 30, 2009).  Based on recent preliminary analysis, the Company does not expect that the adoption of this statement will materially affect other comprehensive income, long-term liabilities and shareholders equity.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”).  FAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year ending October 30, 2009.  The Company does not expect this statement will have a material impact on its results of operations or financial position.

Off-Balance Sheet Arrangements

The Company is not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

General Business Risks

General risk factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Quarterly Report on Form 10-Q and in Bridgford Foods’ Annual Report on Form 10-K/A for the fiscal year ended November 3, 2006. Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The Company expressly disclaims any intent or obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Financial Instrument Risk

The Company’s financial instruments generally consist of cash and cash equivalents and life insurance policies.  At July 13, 2007, the carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates.  It is not the Company’s policy to enter into derivative financial instruments.

Foreign Currency Risk

The Company did not have significant foreign currency exposure at July 13, 2007.

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

Fixed – Price Contracts Risk

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at July 13, 2007.

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

In order to comply with the Act, the Company is in the process of centralizing most accounting and many administrative functions at its corporate headquarters in an effort to control the cost of maintaining its control systems. On July 11, 2006, The Committee of Sponsoring Organizations (“COSO”) issued guidance on how small companies should implement an effective internal control framework over financial reporting and other risks. This guidance is considered a key tool to help smaller public companies to confront the challenges of the Act.  As a result, the Company may incur substantial additional expenses and diversion of management’s time. During the course of these activities, the Company may identify certain internal control issues which management believes should be improved. These improvements, if necessary, will likely include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in the Company’s internal controls as defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, no assurances can be given regarding the outcome of these efforts. Additionally, control weaknesses may not be identified in a timely enough manner to allow remediation prior to the issuance of the auditor’s report on internal controls over financial reporting. Any failure to adequately comply could result in sanctions or investigations by regulatory authorities, which could harm the Company’s business or investors’ confidence in the Company.

On May 23, 2007, the Securities and Exchange Commission unanimously approved interpretive guidance to assist public companies to reinforce their internal control over financial reporting with a focus on smaller companies.  The Securities and Exchange Commission approved rules that allow a company to satisfy the annual evaluation requirement by Exchange Act Rules 13a-15 and 15d-15 through the evaluation of internal control in accordance with interpretive guidance.  The term “material weakness” was modified by the Securities and Exchange Commission as “a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”  The effective date for these changes was August 27, 2007.

The auditor’s attestation report will now opine directly on the internal controls over financial reporting.  The Public Company Accounting Oversight Board voted on May 24, 2007 to adopt Auditing Standard No. 5, “An Audit of Internal Control over Financial Reporting that is Integrated with an Audit of Financial Statements”, to replace its previous internal control auditing standard, Auditing Standard No. 2.  The new standard removes unnecessary audit requirements while maintaining adequate internal control, provides direction on how to scale the audit for smaller and less complex companies, and reduces and simplifies the text of the standard.  Another revision included changes to the required auditor’s attestation report on the effectiveness of internal controls over financial reporting which now excludes the auditor’s evaluation of management’s evaluation process.  The Securities and Exchange Commission approved the Public Company Accounting Oversight Board’s Auditing Standard No. 5 on July 25, 2007, replacing Auditing Standard No. 2.

Part II.  Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K/A for the fiscal year ended November 3, 2006, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K/A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any equity securities during the period covered by this Report.

The following table provides information regarding repurchases by the Company of its common stock, for each of the three four-week periods included in the interim twelve-week period ended July 13, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 21, 2007 – May 18, 2007	1,978	$7.43	1,978	562,373

May 19, 2007 – June 15, 2007	16,949	$7.59	16,949	545,424

June 16, 2007 – July 13, 2007	4,439	$7.64	4,439	540,985

Total	23,366	$7.59	23,366

(1)                                Period information is presented by reference to the Company’s fiscal period ends during the twelve-week period ended July 13, 2007.

(2)                                  All repurchases reflected in the foregoing table were made on the open market.  The Company’s stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, the Company is authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock on the open market.  The stock repurchase program expires annually and is renewable each September. On September 15, 2006, the Company entered into a Rule 10b5-1 Stock Purchase Plan with Citigroup Global Markets Inc. for the purchase of shares of common stock previously issued by the Company that complies with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  The purchase period covers each trading day commencing October 2, 2006 through and including September 15, 2007. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable SEC Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the SEC Rule 10b-18 25% average daily trading volume condition, provided that no other Plan purchases are made on any day on which such a block is purchased.  The total maximum number of shares that may be purchased under the plan is 594,000 at a total maximum dollar amount (exclusive of commission) of $5,940,000.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

	By:	/s/ Raymond F. Lancy
August 27, 2007		Raymond F. Lancy
Date		Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)