Form 10-K
period 2007-11-02
BRIDGFORD FOODS CORP
filed 2008-01-31
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 2, 2007

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

   The aggregate market value of voting stock held by non-affiliates of the registrant on April 20, 2007 was $16,285,000.

   Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 9,867,328 shares as of January 21, 2008.

   Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held March 19, 2008 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PART I

Item 1.                                    Business

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Readers are cautioned that such statements, which may be identified by words including ‘‘anticipates,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding the following: general economic and business conditions; the impact of competitive product and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Report.

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

Background of Business

Bridgford Foods Corporation, a California corporation (collectively with its subsidiaries, the “Company,” “we,” “our”), was organized in 1952. The Company originally began its operations in 1932 as a retail meat market in San Diego, California, and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. For more than the past five years, the Company and its subsidiaries have been primarily engaged in the manufacturing, marketing and distribution of an extensive line of frozen, refrigerated and snack food products throughout the United States. The Company has not been involved in any bankruptcy, receivership or similar proceedings, nor has it been party to any merger, acquisition, etc. or acquired or disposed of any material amounts of assets during the past five years. Substantially all of the assets of the Company have been acquired in the ordinary course of business. The Company had no significant change in the type of products produced or distributed, nor in the markets or methods of distribution since the beginning of the fiscal year.

Description of Business

The Company operates in two business segments - the processing and distribution of frozen products and the processing and distribution of refrigerated and snack food products.  For information regarding the separate financial performance of the business segments refer to Note 7 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The products manufactured and distributed by the Company consist of an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky and a variety of sandwiches and sliced luncheon meats. The products purchased by the Company for resale include a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products.

	2007	2006	2005
Products manufactured or processed by the Company	73%	71%	70%
Items manufactured or processed by third parties for distribution	27%	29%	30%
	100%	100%	100%

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

The Company has two classes of similar food products, each of which has accounted for 10% or more of consolidated sales in the prior three fiscal years listed below. The following table shows sales, as a percentage of consolidated sales, for each of these two classes of similar products for each of the last three fiscal years:

	2007	2006	2005
Frozen Food Products	39%	38%	36%
Refrigerated and Snack Food Products	61%	62%	64%
	100%	100%	100%

To date, federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, have not had a material effect on the Company’s business.

Availability of SEC Filings and Code of Conduct on Internet Website

The Company maintains an Internet website at http://www.bridgford.com.  Available on this website, free of charge, are annual reports on Form 10-K and quarterly reports on Form 10-Q which the Company files with the Securities and Exchange Commission.  The Company’s Code of Conduct is also available on the website.

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

The Company supplies its food service customers generally through distributors that take title to the product and resell it. Among the Company’s customers are many of the country’s largest broadline and specialty food service distributors. For these and other large end purchasers, the Company’s products occasionally go through extensive qualification procedures and its manufacturing capabilities are subjected to thorough review by the end purchasers prior to the Company’s approval as a vendor. Large end purchasers typically select suppliers that can consistently meet increased volume requirements on a national basis during peak promotional periods. The Company believes that its manufacturing flexibility, national presence and long-standing customer relationships should allow us to compete effectively with other manufacturers seeking to provide similar products to the Company’s current large food service end purchasers, although no assurances can be given.

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

The Company’s annual advertising expenditures are directed towards retail and institutional customers. These customers participate in various special promotional and marketing programs and direct advertising allowances sponsored by the Company. The Company also invests in general consumer advertising in various newspapers and periodicals. The Company directs advertising toward food service customers with campaigns in major industry publications and through Company participation in trade shows throughout the United States.

Refrigerated and Snack Food Products – Customers

The Company’s refrigerated and snack food products division sells approximately 260 different items through a direct store delivery network serving approximately 35,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.

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

Refrigerated and Snack Food Products — Sales and Marketing

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

Product Planning and Research and Development

The Company continually monitors the consumer acceptance of each product within its extensive product line. Individual products are regularly added to and deleted from the Company’s product line. The addition or deletion of any product has not had a material effect on the Company’s operations in the current fiscal year. The Company believes that a key factor in the success of its products is its system of carefully targeted research and testing of its products to ensure high quality and that each product matches an identified market opportunity. The emphasis in new product introductions in the past several years has been in single service items. The Company is constantly searching to develop new products to complement its existing product line and improved processing techniques and formulas for its existing product line. The Company utilizes in-house test kitchens to research and experiment with unique food preparation methods, improve quality control and analyze new ingredient mixtures. The Company’s refrigerated and snack food products segment has continued to refine development of a new major manufacturing line that was put into service in the fourth quarter of fiscal year 2007.  The Company does not expect to begin significant production until the second quarter of 2008 on this line. Management believes that the line will be profitable and improve margins on existing product lines. During 2007, the Company completed development work and preparations for production of “First Strike” rations for the U.S. military forces. Potential orders for this item are expected to be substantial. Other than “First Strike” rations, the Company does not anticipate any significant change in product-mix as a result of its current research and development efforts.

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

Importance of Key Customers

Sales to Wal-Mart® comprised 14.6% of revenues in fiscal year 2007 and 12.4 % of accounts receivable was due from Wal-Mart® at November 2, 2007. Sales to Wal-Mart® comprised 15.0% of revenues in fiscal year 2006 and 13.3% of accounts receivable was due from Wal-Mart® at November 3, 2006.  Sales to Wal-Mart® comprised 13.8% of revenues in fiscal year 2005 and 13.6% of accounts receivable was due from Wal-Mart® at October 28, 2005.

Employees

The Company has approximately 660 employees, approximately 41% of whose employment relationship is governed by collective bargaining agreements. These agreements currently expire or expired between March 2007 and March 2012. A contract with UFCW Meat Cutters Local 324, covering 58 employees, expired October 3, 2007.  As of January, 2008, a new agreement is currently in the process of ratification. A contract with Teamsters Locals 87, 150, 386 and 431, covering 10 employees, expired on March 31, 2007.  As of January, 2008, a new agreement is in the process of ratification.  The Company believes that its relationship with employees is favorable.

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of January 1, 2008 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. William L. Bridgford is the son of Hugh Wm. Bridgford and the nephew of Allan L. Bridgford. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders. All executive officers are full-time employees of the Company, except for Allan L. Bridgford, who works 60% of full-time effective March, 2005.

Name	Age	Position(s) with the Company
Allan L. Bridgford	72	Senior Chairman and member of the Executive Committee
Hugh Wm. Bridgford	76	Vice President and Chairman of the Executive Committee
William L. Bridgford	53	Chairman and member of the Executive Committee
John V. Simmons	52	President and member of the Executive Committee
Raymond F. Lancy	54	Chief Financial Officer, Executive Vice President, Treasurer and member of the Executive Committee

Item 1A.                          Risk Factors

In addition to the other matters set forth in this Annual Report on Form 10-K, the continuing operations and the price of the Company’s common stock are subject to the following risks, each of which could materially adversely affect the business, financial condition and results of operations. The risks described below are not the only risks faced by the Company.  The risks described below are only the risks that the Company currently believes are material to its business.  However, additional risks not presently known, or risks that are currently believed to be immaterial, may also impair business operations.

General Risks of Food Industry

The food industry, and the markets within the food industry in which the Company competes, are subject to various risks, including the following: adverse changes in general economic conditions, evolving consumer preferences, nutritional and health-related concerns, federal, state and local food inspection and processing controls, consumer product liability claims, risks of product tampering, and the availability and expense of liability insurance. The meat and poultry industries are subject to scrutiny due to the association of meat and poultry products with recent outbreaks of illness, and on rare occasions even death, caused by food borne pathogens. Product recalls are sometimes required in the food industries to withdraw contaminated or mislabeled products from the market.  These and other risks, if realized by the Company, could have an adverse affect on our operating results and financial position.

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

The Company’s operating results are heavily dependent upon the prices paid for raw materials. The marketing of the Company’s value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets.   While fluctuations in significant components of our cost structure, such as commodities and fuel prices, have had a significant impact upon our profitability over the last three years, the impact of general price inflation on the Company’s financial position and results of operations has not been significant during the last three years. However, future volatility of general price inflation and raw material cost and availability could adversely affect the Company’s financial results.

Risks Relating to Government Regulation

The operations of the Company are subject to extensive inspection and regulation by the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (the “FDA”) and by other federal, state and local authorities, regarding the processing, packaging, storage, transportation, distribution and labeling of products that are manufactured, produced and processed by the Company. The Company’s processing facilities and products are subject to continuous inspection by USDA and/or other federal, state and local authorities. On July 25, 1996, the USDA issued strict new policies concerning contamination by food borne pathogens such as E. coli, Listeria Monocytogenes and Salmonella, and established a new system of regulation known as the Hazard Analysis Critical Control Points (“HACCP”) program. The HACCP program requires all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements on or before January 26, 1998. The Company believes that it is currently in compliance with   governmental laws and regulations (including the January 1998 HACCP requirements), and that it maintains necessary permits and licenses relating to its meat operations.

On October 6, 2003, new USDA regulations regarding the control of Listeria Monocytogenes in Ready-To-Eat Meat and Poultry Products took effect. These regulations require environmental and/or finished product testing for harmful bacteria that may be present. This testing could result in products being retained, recalled or destroyed if Listeria Monocytogenes is detected. The Company is in full compliance with these regulations.

A failure to obtain or a loss of necessary permits and licenses could delay or prevent us from meeting current product demand and could adversely affect operating performance.  Furthermore, the Company is routinely subject to new or modified laws, regulations and accounting standards.  If found to be out of compliance with applicable laws and regulations in these or other areas, the Company could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a significant adverse effect on the Company’s financial results.

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

Risks Relating to Changes in Consumer Preference and Economic Conditions

The food industry in general is subject to changing consumer trends, demands and preferences.  Failure to identify and react appropriately to changes in these factors could lead to, among other things, reduced demand and price reduction for the Company’s products and could have an adverse effect on financial results.  Furthermore, the Company may be adversely affected by changes in domestic or foreign economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, and energy availability and costs (including fuel surcharges).  Any such changes could have a significant adverse effect on demand for our products, as well as the costs and availability of raw materials, ingredients and packaging materials, thereby negatively affecting financial results.

Risks Relating to Loss of Major Customers

The Company could suffer significant reductions in revenues and operating income if we lost one or more of our largest customers, including, for example, Wal-Mart Stores, Inc., which accounted for 14.6% of revenues in fiscal year 2007.  Many of our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years.  Such consolidation has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories while demanding lower pricing and increased promotional programs. These customers also may use their shelf space for their own private label products.  Failure to respond to these trends could reduce our volume and cause us to lower prices or increase promotional spending for our product lines which could adversely affect our profitability.

Members of the Bridgford Family Can Exercise Significant Control

Members of the Bridgford family beneficially own, in the aggregate, approximately 77% of the outstanding stock of the Company. In addition, three members of the Bridgford family serve on the Board of Directors.  As a result, members of the Bridgford family have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our shareholders, including amendments to by-laws, election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions.  This concentration of ownership may also delay or prevent a change in control otherwise favored by our other shareholders and could depress the Company’s stock price. Additionally, as a result of the Bridgford family’s significant ownership of the outstanding voting stock, we have relied on the “controlled company” exemption from certain corporate governance requirements of the NASDAQ stock market; therefore, we have elected not to implement the rule that provides for a nominating committee to identify and recommend nominees to the Board of Directors.  Pursuant to these exemptions, our compensation committee, which is made up of independent directors, does not have sole authority to determine the compensation of our executive officers, including our Chairman.

Item 1B.                          Unresolved Staff Comments

Not applicable.

Item 2.                                   Properties

The Company owns the following facilities:

Property Location	Building Square Footage	Acreage
Anaheim, California ***	100,000	5.0
Modesto, California **	0	0.3
Dallas, Texas *	94,000	4.0
Dallas, Texas *	30,000	2.0
Dallas, Texas *	16,000	1.0
Dallas, Texas *	3,200	1.5
Statesville, North Carolina *	42,000	8.0
Chicago, Illinois **	156,000	1.5

 *   - property used by Frozen Food Products Segment

 **  - property used by Refrigerated and Snack Food Segment

 ***- property used by both Frozen Food Products Segment and Refrigerated and Snack Food Segment

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

Item 3.                                   Legal Proceedings

No material legal proceedings were pending against the Company at November 2, 2007 or as of the date of filing of this Annual Report on Form 10-K. The Company is likely to be subject to claims arising from time to time in the ordinary course of its business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on the Company. The outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could significantly and adversely affect the financial results of the Company.

Item 4.                                   Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareholders

The 2008 annual meeting of shareholders will be held at the Four Points Sheraton, 1500 South Raymond Avenue, Fullerton, California at 10:00 a.m. on Wednesday, March 19, 2008.

No matters were submitted by the Company’s shareholders during the fourth quarter of the fiscal year ended November 2, 2007.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Set forth below is a line graph comparing the cumulative stockholder return on the Company’s common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and an industry peer group identified by the Company (the “Peer Group Index”). The Peer Group Index consists of Bob Evans Farms, Inc.; Cagle’s, Inc.; Hormel Foods Corporation; Pilgrims Pride Corporation; Sanderson Farms Inc.; Seaboard Corp.; Tyson Foods, Inc.; and United Heritage Corporation. The Peer Group Index return consists of the weighted returns of each component issuer according to such issuer’s respective stock market capitalization at the beginning of each period for which a return is indicated. The performance shown is not necessarily an indicator of future price performance.

Notwithstanding anything to the contrary set forth in the Company’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Stock Performance Graph shall not be incorporated by reference into any such filings.

Common Stock and Dividend Data

The common stock of the Company is traded in the national over-the-counter market and is authorized for quotation on the Nasdaq Global Market under the symbol “BRID”. The following table reflects the high and low closing prices and cash dividends paid as quoted by Nasdaq for each of the last eight fiscal quarters.

Fiscal Year 2007	High	Low	Cash Dividends Paid
First Quarter	$8.08	$6.01	$0.00
Second Quarter	$7.95	$7.02	$0.00
Third Quarter	$7.70	$7.23	$0.00
Fourth Quarter	$7.83	$6.45	$0.00

Fiscal Year 2006	High	Low	Cash Dividends Paid
First Quarter	$7.90	$6.50	$0.00
Second Quarter	$6.50	$5.80	$0.00
Third Quarter	$6.80	$5.99	$0.00
Fourth Quarter	$6.40	$5.57	$0.00

On January 24, 2008, the closing sale price for the Company’s common stock on the Nasdaq Global Market was $6.93 per share. As of January 24, 2008, there were 333 stockholders of record of the Company’s common stock.

The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend upon future earnings, financial requirements and other factors.

Unregistered Sales of Equity Securities

During the period covered by this Report the Company did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities by the Issuer

During fiscal year 2007, the Company repurchased an aggregate of 69,000 shares of its common stock for $515,000 pursuant to its repurchase plan previously authorized by the Board of Directors.   The following table provides information regarding the Company’s repurchases of its common stock in each of the four periods comprising the fourth quarter of fiscal year 2007.

	Total Number of	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period (1)	Shares Purchased	Per Share	Programs (2)	(2)
July 14, 2007 — August 10, 2007 (4 weeks)	5,568	$7.65	5,568	535,417
August 11, 2007 — September 7, 2007 (4 weeks)	3,373	$7.52	3,373	532,044
September 8, 2007 — October 5, 2007 (4 weeks)	4,703	$7.35	4,703	527,341
October 6, 2007 — November 2, 2007 (4 weeks)	8,583	$6.94	8,583	518,758
Total	22,227	$7.29	22,227

(1)                                  The periods shown are the Company’s fiscal periods during the sixteen-week quarter ending November 2, 2007.

(2)                                  All repurchases reflected in the foregoing table were made on the open market.  The Company’s stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, the Company is authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock on the open market.  The Company’s Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by the Company in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”). Commencing on September 16, 2007 and continuing through and including September 15, 2008, CGM shall act as the Company’s exclusive agent to purchase Stock under the Purchase Plan.   This Purchase Plan supplements any purchases of stock by the Company “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18  average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of November 2, 2007, the total maximum number of shares that may be purchased under the Purchase Plan is 518,758 at a total maximum aggregate price (exclusive of commission) of $5,187,580.

Item 6.                                   Selected Financial Data

         The following selected consolidated financial data as of and for the last five fiscal years have been derived from the Company’s audited consolidated financial statements.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Nov. 2, 2007	Nov. 3, 2006 *	Oct. 28, 2005	Oct. 29, 2004	Oct. 31, 2003
Net Sales	$125,091	$134,264	$130,845	$137,865	$136,251
Gross Margin Percent	35.1%	36.6%	34.7%	34.5%	36.7%
Net Income (Loss)	(292)	1,240	(943)	24	1,210
Basic Earnings (Loss) Per Share	(0.03)	0.13	(0.09)	—	0.12
Current Assets	41,355	45,913	43,738	44,401	45,686
Current Liabilities	11,902	14,231	11,841	12,665	12,489
Working Capital	29,453	31,682	31,897	31,736	33,197
Property, Plant and Equipment, Net	11,221	13,041	14,519	16,755	17,735
Total Assets	67,647	72,931	72,963	74,942	75,927
Shareholders’ Equity	49,969	50,186	48,262	48,664	52,333
Cash Dividends Per Share	$0.00	$0.00	$0.00	$0.05	$0.16

(In thousands, except percent and per share amounts)

* - 53 weeks.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Report.

Results of Operations (in thousands except percentages)

Fiscal Year Ended November 2, 2007 (52 weeks) Compared to Fiscal Year Ended November 3, 2006 (53 weeks)

Net Sales-Consolidated

Net sales in fiscal 2007 decreased $9,173 (6.8%) when compared to the prior year. After considering the additional week in fiscal 2006, a 53 week year, sales decreased $6,640 (5.0%) compared to the prior year.  The primary reason for the decrease was lower unit volume (8.3%). Increased selling prices (1.9%) partially offset the unit volume decline.  Promotional allowances as a percentage of consolidated sales increased 1.1% which also contributed to the net sales decrease.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased $1,405 (2.8%) compared to the prior year. After considering the additional week in fiscal 2006, sales decreased $446 (0.9%). Unit volume decreases of 5.4% were partially offset by unit price increases of 4.5%. Promotional allowances were higher compared to the prior year which also contributed to the slight net sales decline.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products segment decreased $7,768 (9.3%) compared to the prior year. After considering the additional week in fiscal 2006, sales decreased $6,194 (7.6%). Unit volume decreased 9.3% in fiscal 2007.  The impact of price increases was negligible.  Promotional allowances were higher compared to the prior year which also contributed to the sales decline.

Cost of Products Sold-Consolidated

Cost of products sold decreased $4,007 (4.7%) compared to the prior year primarily due to lower unit sales volumes.

Cost of Products Sold–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased $146 (0.5%) compared to the prior year.  Higher flour commodity costs in fiscal 2007 were the primary contributing factor causing this increase.

Cost of Products Sold–Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products segment decreased $4,605 (8.0%) compared to the prior year. Lower unit volumes partially offset by higher meat commodity costs in fiscal 2007 were the primary factors causing this change.

Gross Margin-Consolidated

The gross margin before depreciation decreased from 36.6% to 35.1%, in fiscal 2007, primarily due to higher flour and meat commodity costs when compared to the prior fiscal year.  Higher promotional allowances also reduced net selling prices contributing to the gross margin decline.

Gross Margin–Frozen Food Products Segment

The gross margin before depreciation decreased from 40.9% to 38.9%, in fiscal 2007, primarily due to higher flour commodity costs when compared to the prior fiscal year.  Higher promotional allowances also reduced net selling prices contributing to the gross margin decline. Increased selling prices were insufficient to overcome increased commodity costs.

Gross Margin–Refrigerated and Snack Food Segment

The gross margin before depreciation decreased from 31.2% to 30.3%, in fiscal 2007, primarily due to higher meat commodity costs and lower unit volumes when compared to the prior fiscal year. The impact of price increases was negligible.  Promotional allowances were higher compared to the prior year which also contributed to the slight gross margin decline.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses decreased $2,714 (6.2%) when compared to the prior year. After considering the additional week in fiscal 2006, average weekly expenses were lower compared to the prior year. Within this category costs for advertising and outsourced computer network security and support outpaced sales growth.  Offsetting these increases were lower employee benefit expenses (pension, healthcare, workers’ compensation and vacation pay), increased gains on life insurance policies and reduced staff costs related to computer network outsourcing.

Selling, General and Administrative Expenses-Frozen Food Products Segment

Selling, general and administrative expenses in the Frozen Food Products segment increased by $382 (2.7%) compared to the prior year.  Higher advertising costs were partially offset by lower employee benefit expenses when compared to the prior year.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

Selling, general and administrative expenses in the Refrigerated and Snack Food Segment decreased $3,095 (10.4%) compared to the prior year.  This decrease was primarily caused by lower unit sales volume. Lower employee benefit expenses outpaced the impact of the sales decline.

Depreciation Expense-Consolidated

Depreciation expense decreased by $388 (10.3%) compared to the prior year.  The decrease in depreciation expense reflects lower capital expenditure levels in recent years and certain significant assets becoming fully depreciated in the 2007 fiscal year. Offsetting these decreases was the addition of a new major manufacturing line put into service in the last quarter of the 2007 fiscal year.

Depreciation Expense-Frozen Food Products Segment

Depreciation expense in the Frozen Food Products segment decreased by $390 (27.9%) compared to the prior year. The decrease in depreciation expense reflects lower capital expenditure levels in recent years and certain significant assets becoming fully depreciated in the 2007 fiscal year.

Depreciation Expense- Refrigerated and Snack Food Segment

Depreciation expense in the Refrigerated and Snack Food Segment was essentially equal as compared to the prior year. Recent lower capital expenditure levels were off-set by the addition of a new major manufacturing line put into service in the last quarter of the 2007 fiscal year.

Gain on Sale of Equity Securities

The Company did not engage in the sale of equity securities during fiscal year 2007 and recorded a pre-tax gain of $106 in fiscal 2006.

Income Taxes

The effective income tax rate was (56.6)% and 17.2% in fiscal years 2007 and 2006, respectively. In fiscal year 2007, the effective income tax rate differed from the applicable mixed statutory rate of approximately 38% primarily due to the Company’s current year claim for research and development tax credits and non-taxable life insurance.  In fiscal year 2006, the effective income tax rate differed from the applicable mixed statutory rate of approximately 38% primarily due to the Company’s current year claim for research and development tax credits related to prior year activities.

Fiscal Year Ended November 3, 2006 (53 weeks) Compared to Fiscal Year Ended October 28, 2005 (52 weeks)

Net Sales - Consolidated

Sales in fiscal 2006 increased $3,419 (2.6%) when compared to the prior year. After considering the additional week in 2006, a 53 week year, sales were essentially flat compared to the prior year. Sales in the Company’s frozen food segment increased $3,638 (7.7%), as a result of increased average unit selling prices and higher unit volume primarily due to the introduction of a successful new product. Promotional spending as a percentage of sales increased to 8.4% compared to 8.0% in the prior year partially offsetting the sales increase in the frozen food division. Sales in the Company’s refrigerated and snack food products segment decreased $219 (0.3%) primarily as result of lower unit sales volume.  Higher unit selling prices helped mitigate the decrease.

Gross Margin - Consolidated

The gross margin increased to 36.6% compared to the prior year at 34.7%. This improvement resulted from higher unit selling prices and lower commodity costs. Meat ingredient costs declined significantly in the fiscal year helping to increase the gross margin.  Flour commodities increased significantly in 2006 partially offsetting the meat commodity cost declines. When combining all divisions, net-selling prices increased approximately 5.4% on a unit volume decline of approximately 2.6 % compared to the prior fiscal year.

Selling, General and Administrative - Consolidated

Selling, general and administrative expenses increased $464 (1.1%) when compared to the prior year. After considering the additional week in 2006, a 53 week year, average weekly expenses were slightly lower as compared to the prior year. Within this category costs for fuel, vehicle repairs, consulting and travel expenses outpaced sales growth.  Offsetting these increases were higher interest income on investments and lower pension, advertising and telephone expenses.

Gain on Sale of Equity Securities

The Company sold 5,028 shares of stock received as a result of the bankruptcy of a significant customer on February 22, 2006.  This transaction resulted in a pre-tax gain of $106.

Income Taxes

The effective income tax rate was 17.2% and (58.2)% in fiscal years 2006 and 2005, respectively.  In fiscal year 2006, the effective income tax rate differed from the applicable mixed statutory rate of approximately 38.0% primarily due to the Company’s current year claim for research and development tax credits related to prior year activities.  In fiscal year 2005, the effective income tax rate differed from the applicable mixed statutory rate of approximately 38.0% primarily due to a reduction in recorded income tax reserves.

Fiscal Year Ended October 28, 2005 Compared to Fiscal Year Ended October 29, 2004

Net Sales – Consolidated

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

Gross Margin - Consolidated

The gross margin increased to 34.7% compared the prior year at 34.5%. Continued high meat ingredient costs were offset by higher unit selling prices resulting in a consistent gross margin percentage. When combining all divisions, net selling prices increased approximately 4.8% on a unit volume decline of approximately 12.7 % compared to the prior fiscal year.

Selling, General and Administrative - Consolidated

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

Income Taxes

The effective income tax rate was 58.2%.  The increase in effective rate relates to the reduction of tax reserves in the current fiscal year and significant non-taxable gains on life insurance policies.  The Company released a portion of tax reserves for state tax estimates during fiscal 2005 as the amount is no longer probable or reasonably estimated in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies”.  The Company provides tax reserves for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities.  The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective estimate.  Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews.  Actual outcomes may differ materially from these estimates.

Liquidity and Capital Resources (in thousands except share amounts)

The Company’s need for operations growth, capital expenses and share repurchases are expected to be met with cash flows provided by operating activities.

Cash flows from operating activities:

	2007	2006	2005
		(as restated)	(as restated)

Net income (loss)	$(292)	$1,240	$(943)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,389	3,777	4,251
(Recovery) on losses on accounts receivable	(245)	(277)	(578)
(Gain) on sale of property, plant and equipment	(8)	(31)	(11)
(Gain) on sale of equity securities	—	(106)	—
Deferred income taxes, net	(523)	1,111	(571)
Changes in working capital	9,911	(8,540)	(2,133)
Net cash (used) provided by operating activities	$12,232	$(2,826)	$15

Over the past three years, cash provided by operating activities was approximately $9,421, which enabled the Company to fund additions to property, plant and equipment in the amount of $5,227 and share repurchases of $830.

Significant changes in working capital are as follows:

2007 – Operating cash flows increased due to the sale of trading securities and reductions in accounts receivable and inventories offset by increases in prepaid expenses and other non-current assets. Significant reductions in accounts payable, accrued payroll, advertising and other expenses and the current and non-current portion of long-term liabilities offset cash flow increases during 2007.  During the year the Company funded $3,290 toward its defined benefit pension plan.

2006- Operating cash flows decreased due to the purchase of trading securities, increases in other non-current assets and decreases in non-current liabilities. Significant inventory reductions offset these cash flow decreases. During the year the Company funded $2,557 toward its defined benefit pension plan.

2005- Operating cash flows increased slightly.  Significant reductions in accounts receivable and inventories were offset by the purchase of trading securities. During the year the Company funded $991 toward its defined benefit pension plan.

Cash used in investing activities:

	2007	2006	2005
Proceeds from sale of property, plant and equipment	$26	$62	$28
Proceeds from sale of equity securities	—	606	—
Additions to property, plant and equipment	(1,587)	(2,330)	(2,032)
Net cash used in investing activities	$(1,561)	$(1,662)	$(2,004)

Expenditures for property, plant and equipment include the acquisition of new equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. Overall capital spending has declined in recent years as the Company carefully scrutinizes capital investments for short term pay-back of investment. A new major manufacturing line in the amount of $1,914 was put into service in the last quarter of fiscal year 2007.

Cash used in financing activities:

	2007	2006	2005
Shares repurchased	$(515)	$(187)	$(128)
Cash dividends paid	—	—	—
Net cash used in financing activities	$(515)	$(187)	$(128)

The Company’s stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, the Company is authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock on the open market. As of November 2, 2007, up to 518,758 shares were still authorized for repurchase under the program.

The Company has remained free of interest-bearing debt for twenty-one consecutive years. The Company maintains a line of credit with Bank of America that expires April 30, 2008. [The Company expects to renew this line of credit with Bank of America prior to its expiration.]   Under the terms of this line of credit, the Company may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless the Company elects an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require the Company to maintain certain levels of shareholders’ equity and working capital. The Company was in compliance with all provisions of the agreement during the 2007 fiscal year and there were no borrowings under this line of credit during such period. Management believes that the Company’s strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for fiscal 2008.

Off-Balance Sheet Arrangements

The Company does not currently have any off balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations (in thousands)

The Company has remained free of interest bearing debt for twenty-one consecutive years and had no other debt or other contractual obligations except for leases existing at November 2, 2007. The Company leases certain transportation equipment under operating leases. Future minimum lease payments are approximately (in thousands):

	2008	2009	2010	2011	2012 and there- after
Net Lease Commitments	$415	$415	$415	$415	$395

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

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The provision for doubtful accounts receivable is based on historical trends and current collection risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. Sales to Wal-Mart® comprised 14.6% of revenues in fiscal year 2007 and 12.4% of accounts receivable was due from Wal-Mart® at November 2, 2007. Sales to Wal-Mart® comprised 15.0% of revenues in fiscal year 2006 and 13.3% of accounts receivable was due from Wal-Mart® at November 3, 2006.  Sales to Wal-Mart® comprised 13.8% of revenues in fiscal year 2005 and 13.6% of accounts receivable was due from Wal-Mart® at October 28, 2005.

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through the Company’s own long-haul fleet or through a Company owned direct store delivery system.

The Company records the cash surrender or contract value for life insurance policies as an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period.

Estimated amounts related to liabilities for pension benefits are especially subject to inherent uncertainties and these liabilities may ultimately settle at amounts not originally estimated. Management believes its current estimates are reasonable and based on the best information available at the time.

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

Restatement

Certain restatements were made in fiscal year 2006 to move auction rate securities from cash and cash equivalents to trading securities.  Such restatements did not affect common measures of financial statements including working capital and the current ratio. The above-mentioned restatement had no impact on the Company’s reported results of operations.  The Company held no auction rate securities as of November 2, 2007.

 Recently Issued Accounting Pronouncements and Regulations

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement of Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the provisions of FIN 48 and the impact on our consolidated financial position and results of operations. The Company adopted FIN 48 on November 3, 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108,  “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB  108”).  SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s results of operations or financial position in fiscal year 2007.

In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (“SFAS  157”). This Statement defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007, the Company’s first quarter of the 2009 fiscal year, and interim periods within those years.   The Company does not expect this statement will have a material impact on the Company’s results of operations or financial position upon adoption.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires employers to recognize the over- or under-funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, SFAS 158 requires employers to measure the funded status of plans as of the date of the year-end statement of financial position. The recognition and disclosure provisions of SFAS 158 became effective for the Company’s fiscal year ending November 2, 2007 while the requirement to measure plan assets and benefit obligations as of a company’s year-end date is effective for fiscal years ending after December 15, 2008 (effective for the Company’s fiscal year ending October 30, 2009).  The impact of the Company’s initial adoption of SFAS 158 is disclosed in Note 3 to the Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year ending October 30, 2009.  The Company does not expect this statement will have a material impact on its results of operations or financial position.

Item 7A.                          Quantitative and Qualitative Disclosures about Market Risk

The Company did not have significant overall currency exposure at November 2, 2007. The Company’s financial instruments consist of cash and cash equivalents and life insurance policies at November 2, 2007 and the carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. A hypothetical 10% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of the Company’s interest sensitive financial investments.  Declines in interest rates over time will, however, reduce the Company’s investment income, while increases in interest rates over time will increase the Company’s interest expense. It is not the Company’s policy to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure. The Company does not engage in buying or selling spot or futures commodity contracts. The Company’s investment portfolio is not subject to significant market risk or interest rate fluctuations.

Item 8.                                   Consolidated Financial Statements and Supplementary Data

Unaudited Interim Financial Information (in thousands, except per share amounts)

	2007
	January 26	April 20	July 13	November 2
	(12 weeks)	(12 weeks)	(12 weeks)	(16 weeks)
Net sales	$32,314	$27,894	$26,686	$38,197
Income (loss) before taxes	55	(356)	79	(451)
Net income (loss)	40	(273)	33	(92)
Basic earnings (loss) per share	$0.00	$(0.03)	$0.00	$0.00

	2006
	January 20	April 14	July 7	November 3
	(12 weeks)	(12 weeks)	(12 weeks)	(17 weeks)
Net sales	$34,575	$28,305	$28,169	$43,215
Income (loss) before taxes	(240)	168	234	1,335
Net income (loss)	(137)	72	224	1,081
Basic earnings (loss) per share	$(0.01)	$0.01	$0.02	$0.11

	2005
	January 21	April 15	July 8	October 28
	(12 weeks)	(12 weeks)	(12 weeks)	(16 weeks)
Net sales	$33,591	$27,714	$27,656	$41,884
Income (loss) before taxes	(316)	(1,049)	66	(955)
Net income (loss)	(196)	(650)	243	(340)
Basic earnings (loss) per share	$(0.02)	$(0.07)	$0.03	$(0.03)

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

Item 9B.                          Other Information

Not applicable.

PART III

Item 10.                            Directors, Executive Officers and Corporate Governance

Information set forth in the sections entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on March 19, 2008 is incorporated herein by reference. Information concerning the executive officers of the Company is set forth in Part I hereof under the heading “Executive Officers of the Registrant”.

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

The Company is considered a “controlled company” within the meaning of Rule 4350(c)(5) of the National Association of Securities Dealers (“NASD”) and is therefore exempted from various NASD rules pertaining to certain “independence” requirements of its directors. Nevertheless, the Board of Directors has determined that Messrs. Andrews, Foster, Scott and Zippwald, who together comprise the Audit Committee, are all “independent directors” within the meaning of Rule 4200 of the Nasdaq Marketplace Rules. The Board of Directors believes that Messrs. Andrews and Scott qualify as “financial experts” as such term is used in the rules and regulations of the Securities and Exchange Commission.

Item 11.                            Executive Compensation

Information set forth in the sections entitled “Proposal 1 – Election of Directors”, “Compensation of Executive Officers”, and “Compensation Committee Interlocks and Insider Participation” contained in the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders to be held on March 19, 2008 is incorporated herein by reference.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information set forth in the sections entitled “Principal Shareholders and Management” and “Proposal 1 – Election of Directors” contained in the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders to be held on March 19, 2008 is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing compensation plans as of November 2, 2007. The Company’s sole shareholder approved equity compensation plan is the 1999 Stock Incentive Plan. The Company does not have any non-stockholder approved equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of November 2, 2007 (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of November 2, 2007 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	250,000	$10.00	650,000
Equity compensation plans not approved by security holders	—	—	—
Total	250,000	$10.00	650,000

Item 13.                            Certain Relationships and Related Transactions, and Director Independence

Information set forth in the section entitled “Certain Relationships and Related Party Transactions” contained in the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders to be held on March 19, 2008 is incorporated herein by reference.

Item 14.                            Principal Accountant Fees and Services

Information set forth in the sections entitled “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit Services And Permissible Non-Audit Services of Independent Accountants” contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on March 19, 2008 is incorporated herein by reference.

PART IV

Item 15.                            Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. The following documents are filed as a part of this report:

(2) Financial Statement Schedule

The following financial statement is filed herewith:

Schedule II - Valuation and Qualifying Accounts	46

(3) Exhibits

(a) The exhibits below are filed or incorporated herein by reference.

Exhibit Number	Description
3.5	Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10-K on January 28, 1993 and incorporated herein by reference).

3.6	Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10-K on January 28, 1993 and incorporated herein by reference).

3.7	By-laws, as amended (filed as Exhibit 2 to Form 10-K on January 28,1993 and incorporated herein by reference).

3.8	Certificate of Amendment to By-laws (filed as Exhibit 99.1 to Form 8-K on October 10, 2007 and incorporated herein by reference).

10.1	Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit10.1 to Form 10-K on January 28, 1993 and incorporated herein by reference).*

10.2	Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to Form 10-K on January 28, 1993 and incorporated herein by reference).*

10.3	Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as Exhibit 10.3 to Form 10-K on January 28, 1993 and incorporated herein by reference).*

10.4	Bridgford Foods Corporation 1999 Stock Incentive Plan and Form of Stock Option Agreement (filed as Exhibit 4.1 to Form S-8 on May 28, 1999 and incorporated herein by reference).*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of the signature page)

31.1	Certification of Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

* Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION

Registrant

By:	/s/ WILLIAM L. BRIDGFORD
William L. Bridgford
Chairman

Date: January 31, 2008

POWER OF ATTORNEY

We, the undersigned directors and officers of Bridgford Foods Corporation, do hereby constitute and appoint William L. Bridgford and Raymond F. Lancy, or either of them, with full power of substitution and resubstitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ WILLIAM L. BRIDGFORD	Chairman	January 31, 2008
William L. Bridgford	(Principal Executive Officer)

/s/ ALLAN L. BRIDGFORD	Senior Chairman	January 31, 2008
Allan L. Bridgford

/s/ HUGH WM. BRIDGFORD	Vice President and Director	January 31, 2008
Hugh Wm. Bridgford

/s/ JOHN V. SIMMONS	President	January 31, 2008
John V. Simmons

/s/ RAYMOND F. LANCY	Chief Financial Officer	January 31, 2008
Raymond F. Lancy	(Principal Financial Officer)

/s/ TODD C. ANDREWS	Director	January 31, 2008
Todd C. Andrews

/s/ RICHARD A. FOSTER	Director	January 31, 2008
Richard A. Foster

/s/ ROBERT E. SCHULZE	Director	January 31, 2008
Robert E. Schulze

/s/ D. GREGORY SCOTT	Director	January 31, 2008
D. Gregory Scott

/s/ PAUL R. ZIPPWALD	Director	January 31, 2008
Paul R. Zippwald

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Bridgford Foods Corporation

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation (the “Company”) as of November 2, 2007 and November 3, 2006 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the fiscal years ended November 2, 2007, November 3, 2006 and October 28, 2005.  In connection with our audits of the consolidated financial statements, we also have audited the supplementary information included in Schedule II.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of November 2, 2007 and November 3, 2006, and the consolidated results of its operations and its cash flows for the fiscal years ended November 2, 2007, November 3, 2006 and October 28, 2005 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the consolidated balance sheet as of November 3, 2006 and the consolidated statements of cash flows for the fiscal years ended November 3, 2006 and October 28, 2005 have been restated to reclassify auction rate securities out of cash and cash equivalents and into trading securities.

As discussed in Note 1 to the consolidated financial statements, effective November 2, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

/s/ HASKELL & WHITE LLP

Irvine, California
January 30, 2008

BRIDGFORD FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS

November 2, 2007 and November 3, 2006

(in thousands, except per share amounts)

	2007	2006
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$11,336	$1,180
Trading securities	—	12,200
Accounts receivable, less allowance for doubtful accounts of $482 and $524, respectively and promotional allowances of $1,980 and $2,170, respectively	8,563	10,222
Inventories	18,332	19,544
Prepaid expenses	1,137	291
Refundable income taxes	497	655
Deferred income taxes	1,490	1,821
Total current assets	41,355	45,913

Property, plant and equipment, net of accumulated depreciation of $53,840 and $53,941, respectively	11,221	13,041
Other non-current assets	11,191	10,620
Deferred income taxes	3,880	3,357
Total assets	$67,647	$72,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,978	$3,923
Accrued payroll, advertising and other expenses	5,253	6,029
Current portion of non-current liabilities	3,671	4,279
Total current liabilities	11,902	14,231
Non-current liabilities	5,776	8,514

Contingencies and commitments (Notes 3, 5 and 6)

Shareholders’ equity:
Preferred stock, without par value
Authorized - 1,000 shares Issued and outstanding – none	—	—
Common stock, $1.00 par value
Authorized - 20,000 shares. Issued and outstanding - 9,889 in 2007 and 9,958 in 2006	9,946	10,015
Capital in excess of par value	13,789	14,235
Retained earnings	26,837	27,129
Accumulated other comprehensive loss	(603)	(1,193)
Total shareholders’ equity	49,969	50,186
	$67,647	$72,931

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended November 2, 2007, November 3, 2006, and October 28, 2005,

(in thousands, except share and per share amounts)

	2007	2006	2005
Net sales	$125,091	$134,264	$130,845
Cost of products sold, excluding depreciation	81,126	85,133	85,455
Selling, general and administrative expenses	41,249	43,963	43,393
Depreciation	3,389	3,777	4,251
Gain on sale of equity securities	—	(106)	—
	125,764	132,767	133,099
Income (loss) before taxes	(673)	1,497	(2,254)
Provision (benefit) for taxes on income	(381)	257	(1,311)
Net income (loss)	$(292)	$1,240	$(943)
Basic earnings (loss) per share	$(0.03)	$0.13	$(0.09)
Shares used to compute basic earnings (loss) per share	9,928,107	9,966,483	9,994,816
Diluted earnings (loss) per share	$(0.03)	$0.13	$(0.09)
Shares used to compute diluted earnings (loss) per share	9,928,107	9,966,483	9,994,816

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

For the years ended November 2, 2007, November 3, 2006, and October 28, 2005

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance, October 29, 2004	10,002	$10,059	$14,506	$26,832	$(2,733)	$48,664
Shares repurchased and retired	(16)	(16)	(112)			(128)
Net loss				(943)		(943)
Other comprehensive net income (loss):
Unrealized gain on investment					30	30
Minimum pension liability					639	639
Comprehensive loss						(274)
Balance, October 28, 2005	9,986	10,043	14,394	25,889	(2,064)	48,262
Shares repurchased and retired	(28)	(28)	(159)			(187)
Net income				1,240		1,240
Other comprehensive net income (loss):
Unrealized loss on investment					(55)	(55)
Minimum pension liability					926	926
Comprehensive loss						2,111
Balance, November 3, 2006	9,958	10,015	14,235	27,129	(1,193)	50,186
Shares repurchased and retired	(69)	(69)	(446)			(515)
Net loss				(292)		(292)
Other comprehensive net income (loss):
Unrealized loss on investment					(6)	(6)
Net Change in pension liability prior to SFAS 158 adoption					1,163	1,163
SFAS 158 adoption					(567)	(567)
Comprehensive income						298
Balance, November 2, 2007	9,889	$9,946	$13,789	$26,837	$(603)	$49,969

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended November 2, 2007, November 3, 2006, and October 28, 2005

(in thousands)

	2007	2006	2005
		(as restated)	(as restated)
Cash flows from operating activities:
Net income (loss)	$(292)	$1,240	$(943)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,389	3,777	4,251
(Recovery) on losses on accounts receivable	(245)	(277)	(578)
(Gain) on sale of property, plant and equipment	(8)	(31)	(11)
(Gain) on sale of equity securities	—	(106)	—
Deferred income taxes, net	(523)	1,111	(571)
Changes in operating assets and liabilities:
Trading securities	12,200	(7,700)	(4,500)
Accounts receivable	1,905	(436)	2,243
Inventories	1,211	1,780	1,154
Prepaid expenses	(887)	52	78
Income taxes receivable	489	(327)	179
Other non-current assets	(951)	(1,484)	(761)
Accounts payable	(945)	117	69
Accrued payroll, advertising and other expenses	(775)	714	(533)
Income taxes payable	—	—	(913)
Current portion of non-current liabilities	(597)	1,558	553
Non-current liabilities	(1,739)	(2,814)	298
Net cash (used) provided by operating activities	12,232	(2,826)	15
Cash used in investing activities:
Proceeds from sale of property, plant and equipment	26	62	28
Proceeds from sale of equity securities	—	606	—
Additions to property, plant and equipment	(1,587)	(2,330)	(2,032)
Net cash used in investing activities	(1,561)	(1,662)	(2,004)
Cash used in financing activities:
Shares repurchased	(515)	(187)	(128)
Cash dividends paid	—	—	—
Net cash used in financing activities	(515)	(187)	(128)
Net increase (decrease) in cash and cash equivalents	10,156	(4,675)	(2,117)

Cash and cash equivalents at beginning of year	1,180	5,855	7,972
Cash and cash equivalents at end of year	$11,336	$1,180	$5,855

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8	$26	$687

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share amounts, per share amounts, time periods and percentages)

NOTE 1- The Company and Summary of Significant Accounting Policies:

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All inter-company transactions have been eliminated.

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

Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company is required to test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If a impairment is indicated, the Company must measure the fair value of assets in accordance with SFAS 144 to determine if and when adjustments are to be recorded.

Concentrations of credit risk

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The carrying amount of cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate fair market value due to the short maturity of these instruments. The Company maintains cash balances at financial institutions, which may at times, exceed the amounts insured by the Federal Deposit Insurance Corporation of $100 per institution. However, management does not believe there is significant credit risk associated with these financial institutions. The provision for doubtful accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. Sales to Wal-Mart® comprised 14.6% of revenues in fiscal year 2007 and 12.4% of accounts receivable was due from Wal-Mart® at November 2, 2007. Sales to Wal-Mart® comprised 15.0% of revenues in fiscal year 2006 and 13.3% of accounts receivable was due from Wal-Mart® at November 3, 2006. Sales to Wal-Mart® comprised 13.8% of revenues in fiscal year 2005 and 13.6% of accounts receivable was due from Wal-Mart® at October 28, 2005.

Business segments

The Company and its subsidiaries operate in two business segments - the processing and distribution of frozen foods, and the processing and distribution of refrigerated and snack food products.

Fiscal year

The Company maintains its accounting records on a 52-53 week fiscal basis. Fiscal year 2007 included 52 weeks, fiscal year 2006 included 53 weeks, and fiscal year 2005 included 52 weeks.

Revenues

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through the Company’s own long-haul fleet or through a Company owned direct store delivery system. These delivery costs, $6,171, $6,375, and $6,382 for 2007, 2006, and 2005, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements. The Company records promotional and returns allowances based on recent and historical trends.

Cash equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills of $11,336 at November 2, 2007 and $1,180 at November 3, 2006.

Restatement / Trading Securities

At November 3, the Company held $12,200 of auction rate securities, which are now shown as a separately stated current asset in the accompanying financial statements. Previously, auction rate securities were part of cash and cash equivalents and are now classified as trading securities in the consolidated balance sheet. Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days.  The Company’s investments in these auction rate securities are accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.  The securities are recorded at cost, which approximates fair market value because of their variable interest rates, which typically reset every 7 to 35 days.  Despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities; therefore, the Company has no cumulative gross unrealized holding gains or losses, or gross unrealized gains or losses from these investments.  All income generated from these investments was recorded as interest income.

The consolidated balance sheet at November 3, 2006 has been restated to move auction rate securities out of cash and cash equivalents to trading securities.

The restated sections of the consolidated balance sheet can be summarized as follows:

2006
Original:
Cash and cash equivalents	$13,380
Trading securities	—

As restated:
Cash and cash equivalents	1,180
Trading securities	12,200

The consolidated statements of cash flow for years ended November 3, 2006 and October 28, 2005 have been restated to show the effect of auction rate securities activity classified as trading securities.

The restated sections of the consolidated statements of cash flows can be summarized as follows:

	2006	2005
Original:
Net cash provided by operating activities	$4,874	$4,515

As restated:
Net cash (used) provided by operating activities	$(2,826)	$15

Inventories

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market.  Costs related to warehousing, transportation and distribution to customers are considered when computing market value.  Inventories include the cost of raw materials, labor and manufacturing overhead.  The Company regularly reviews inventory quantities on hand and writes down any excess or obsolete inventories to net realizable value.  An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value.  Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions.

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Major renewals and betterments are charged to the asset accounts while the cost of maintenance and repairs is charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is credited or charged to income. Depreciation is computed on a straight-line basis over 10 to 20 years for buildings and improvements, 5 to 10 years for machinery and equipment, and 3 to 5 years for transportation equipment.

Income taxes

Deferred taxes are provided for items whose financial and tax bases differ. A valuation allowance is provided against deferred tax assets when it is expected that it is more likely than not that the related asset will not be fully realized.

The Company provides tax reserves for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective estimate. Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s results of operations.

Stock-based compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R requires public companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. The Statement also clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods.  SFAS No. 123R became effective for the Company’s fiscal year ending November 3, 2006. The Company has not issued, awarded, granted or entered into any stock-based payment agreements since April 29, 1999. The modified prospective adoption of SFAS No. 123R did not have any impact on the Company’s financial condition or results of operations for fiscal year ended November 3, 2006.

Prior to adoption of SFAS No. 123R, the Company adopted SFAS No. 123 ‘“Accounting for Stock-Based Compensation” which allowed the Company to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation and, therefore, no compensation expense was recognized for its fixed stock option plans as options are generally granted at fair market value based upon the closing price on the date immediately preceding the grant date.  On December 31, 2002 the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation- Transition and Disclosure”, which amended SFAS No. 123.  SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation.  Accordingly, if compensation expense for the Company’s stock options had been recognized, based upon the fair value of awards granted, there would have been no impact on the Company’s net income and earnings per share for fiscal year ended November 2, 2007.

Had compensation cost for the Company’s Stock Option Plan been determined based on the fair value of the options consistent with SFAS 123, during the fiscal year ended October 28, 2005, the Company’s net income and earnings per share would have remained unchanged as indicated below:

For the year ended October 28, 2005

Net income (loss) as reported	$(943)
Deduct: Pro forma compensation expense, net of tax	—
Pro forma net income (loss)	$(943)
Basic and diluted earnings (loss) per share as reported	$(0.09)
Pro forma basic and diluted (loss) earning per share	$(0.09)
Weighted average shares outstanding, basic	9,994,816
Weighted average shares outstanding, diluted	9,994,816

The fair value of compensatory stock options was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions at the date of issuance:

Risk-free interest rate	5.34%
Expected years until exercise	6.0 years
Expected stock volatility	40.00%
Expected dividends	2.20%

The following balances are reflected as of November 2, 2007:

			Options Exercisable
Options Outstanding		Weighted average	Weighted average
Exercise price	Shares	remaining life (years)	exercise price	Shares	Weighted average exercise price
$10	250,000	1.5	$10	250,000	$10

The following balances are reflected as of  November 3, 2006:

			Options Exercisable
Options Outstanding		Weighted average	Weighted average
Exercise price	Shares	remaining life (years)	exercise price	Shares	Weighted average exercise price
$10	250,000	2.5	$10	250,000	$10

 The following balances are reflected as of October 28, 2005:

			Options Exercisable
Options Outstanding		Weighted average	Weighted average
Exercise price	Shares	remaining life (years)	exercise price	Shares	Weighted average exercise price
$10	250,000	3.5	$10	250,000	$10

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss), the additional minimum pension liability adjustment and unrealized gains on equity securities. The Company’s cost basis in the stock is equal to the fair market value at the date of issuance. During fiscal years 2006 and 2005 the Company recognized a minimum pension liability in accordance with the provisions of SFAS No. 87 “Employers’ Accounting for Pensions”. This impact was recorded as a component of shareholders’ equity, net of tax. During fiscal year 2007, the Company recognized the net change in the minimum pension liability prior to the adoption of SFAS 158 as well as the impact of SFAS 158 adoption on the Company’s defined benefit pension plan and post retirement healthcare plan.  No effect has been given to these transactions in the consolidated statement of cash flows.

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

Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company is required to test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If a impairment is indicated, the Company must measure the fair value of assets in accordance with SFAS 144 to determine if and when adjustments are to be recorded.

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The provision for doubtful accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. Sales to Wal-Mart® comprised 14.6% of revenues in fiscal year 2007 and 12.4 % of accounts receivable was due from Wal-Mart® at November 2, 2007.  Sales to Wal-Mart® comprised 15.0% of revenues in fiscal year 2006 and 13.3% of accounts receivable was due from Wal-Mart® at November 3, 2006. Sales to Wal-Mart® comprised 13.8% of revenues in fiscal year 2005 and 13.6% of accounts receivable was due from Wal-Mart® at October 28, 2005.

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

Recently Issued Accounting Pronouncements and Regulations

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement of Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the provisions of FIN 48 and the impact on our consolidated financial position and results of operations. The Company adopted FIN 48 on November 3, 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108,  “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB  108”).  SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s results of operations or financial position in fiscal year 2007.

In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (“SFAS  157”). This Statement defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007, the Company’s first quarter of the 2009 fiscal year, and interim periods within those years.   The Company does not expect this statement will have a material impact on the Company’s results of operations or financial position upon adoption.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires employers to recognize the over- or under-funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, SFAS 158 requires employers to measure the funded status of plans as of the date of the year-end statement of financial position. The recognition and disclosure provisions of SFAS 158 became effective for the Company’s fiscal year ending November 2, 2007 while the requirement to measure plan assets and benefit obligations as of a company’s year-end date is effective for fiscal years ending after December 15, 2008 (effective for the Company’s fiscal year ending October 30, 2009).  The impact of the Company’s initial adoption of SFAS 158 is disclosed in Note 3 to the Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year ending October 30, 2009.  The Company does not expect this statement will have a material impact on its results of operations or financial position.

NOTE 2- Composition of Certain Financial Statement Captions:

	2007	2006
Inventories:
Meat, ingredients and supplies	$3,726	$3,748
Work in process	1,360	2,228
Finished goods	13,246	13,568
	$18,332	$19,544
Property, plant and equipment:
Land	$1,840	$1,840
Buildings and improvements	13,496	13,233
Machinery and equipment	42,025	39,640
Asset impairment reserve	(54)	(54)
Transportation equipment	7,650	10,130
Construction in process	104	2,193
	65,061	66,982
Accumulated depreciation	(53,840)	(53,941)
	$11,221	$13,041

Other non-current assets:
Cash surrender value benefits	$11,181	$10,561
Intangible asset	10	59
	$11,191	$10,620

Accrued payroll, advertising and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$3,396	$4,297
Accrued advertising and broker commissions	929	681
Property taxes	363	439
Others	565	612
	$5,253	$6,029

Current portion of non-current liabilities:
Incentive compensation	$203	$217
Accrued pension cost	2,877	3,476
Other accrued retirement plans	506	510
Post retirement healthcare	85	76
	$3,671	$4,279

Non-current liabilities:
Incentive compensation	$285	$340
Accrued pension cost	688	3,732
Other accrued retirement plans	3,692	3,929
Post retirement healthcare	1,111	513
	$5,776	$8,514

NOTE 3- Retirement and Other Benefit Plans:

Adoption of SFAS No. 158

Effective November 2, 2007, the Company adopted SFAS 158, which requires the recognition in pension obligations and accumulated other comprehensive income of actuarial gains or losses, prior service costs or credits and transition assets or obligations previously deferred under the reporting requirements of SFAS 87, SFAS 106 and SFAS 132(R). The following table reflects the effects of initial adoption of SFAS 158 on the Consolidated Balance Sheet as of November 2, 2007.

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Deferred income taxes current	$1,494	$(4)	$1,490
Deferred income taxes	3,524	356	3,880
Total assets	67,299	348	67,647
Current liabilities	11,913	(11)	11,902
Non-current liabilities	4,850	926	5,776
Accumulated other comprehensive income/(loss)	(36)	(567)	(603)
Total shareholders’ equity	50,536	(567)	49,969
Total liabilities and shareholders’ equity	$67,299	$348	$67,647

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

Net pension cost consisted of the following:

	2007	2006	2005
Service cost	$170	$1,160	$1,680
Interest cost	1,856	1,922	1,803
Expected return on plan assets	(1,892)	(1,592)	(1,406)
Amortization of unrecognized loss	—	191	370
Amortization of transition asset (15.2 years)	0	—	—
Amortization of unrecognized prior service costs	2	31	42
Net pension cost	$136	$1,712	$2,489

In the third quarter of fiscal 2006, the Company froze the defined benefit pension plan accrued benefits for members employed by the Company within administration, sales or supervisory job classification or within a non-bargaining class . This action is defined as a curtailment under SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and, therefore, the Company recognized a curtailment loss of approximately $8 in fiscal year 2006.

Net pension cost is determined using assumptions as of the beginning of each fiscal year. Weighted average assumptions for the fiscal years are as follows:

	2007	2006	2005
Discount rate	6.25%	6.00%	6.00%
Rate of increase in salary levels	N/A	N/A	3.75%
Expected return on plan assets	8.25%	8.00%	8.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	2007	2006
Change in benefit obligations:
Benefit Obligations - beginning of year	$30,469	$33,215
Service Cost	170	1,160
Interest Cost	1,856	1,922
Actuarial (Gain) Loss	(245)	348
Benefits Paid	(879)	(965)
Curtailments	0	(5,211)
Plan Amendments	0	0
Benefit Obligations - end of year	31,371	30,469
Change in plan assets:
Fair value of plan assets - beginning of year	23,279	19,440
Employer Contributions	2,439	2,757
Actual return on plan assets	2,967	2,029
Benefits Paid	(879)	(965)
Fair value of plan assets - end of year	27,806	23,261
Funded Status of the plans	(3,565)	(7,208)
Unrecognized prior service costs	10	59
Unrecognized net actuarial loss	576	1,867
Unrecognized net transition asset	—	—
Additional accrued minimum liability	0	(1,926)
Accrued pension cost	$(2,979)	$(7,208)

The accumulated benefit obligation is $31,371 and $30,469 at November 2, 2007 and November 3, 2006, respectively.

The benefit obligation is determined using assumptions as of the end of each fiscal year. Weighted average assumptions as of the fiscal years ended are as follows:

	2007	2006
Discount rate	6.25%	6.00%
Rate of increase in salary levels	N/A	N/A

The discount rate used to value the projected benefit obligation was 6.25% for fiscal year 2007. SFAS No. 87 “Employers’ Accounting for Pensions” generally requires that the discount rate used in the liability measurement reflect the economic environment in which the liability can be settled as of the measurement date. The discount rates were based on Citigroup Pension Discount Curve, which has become an industry benchmark. Higher funding levels, improved investment returns and the freezing of pension benefits helped to reduce the minimum liability compared to the prior year.

Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted-average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. The compensation increase assumption is based upon historical patterns of salary increases and management’s expectation of future salary increases for plan participants. The expected Company contribution to the plan in fiscal year 2008 is $2,877.

The actual allocations as of the fiscal years ended and target allocation for plan assets are as follows:

Asset Class	2007	Target Asset Allocation	2006	Target Asset Allocation
Large Cap Equities	40.6%	40.0%	72.16%	45.0%
Mid Cap Equities	9.6%	10.0%	0.0%	7.5%
Small Cap Equities	4.3%	5.0%	0.0%	5.0%
International (including Non-U.S. Fixed Income)	21.2%	20.0%	0.0%	7.5%
Fixed Income	0.0%	0.0%	27.44%	35.0%
Other (Government/Corporate, Bonds)	24.2%	25.0%	0.0%	0.0%
Cash	0.1%	0.0%	0.4%	0.0%
Total	100.0%	100.0%	100.0%	100.0%

Expected payments for the pension benefits are as follows:

	Pension Benefits	Other Postretirement Benefits
Fiscal 2008	$1,034	$513
Fiscal 2009	$1,107	$513
Fiscal 2010	$1,148	$513
Fiscal 2011	$1,204	$513
Fiscal 2012	$1,303	$513
Fiscal 2013-2017	$8,305	$3,821

Net amounts recognized as of the end of each fiscal year are as follows:

	2007	2006
Accrued benefit cost	$(3,565)	$(7,208)
Intangible asset	10	59
Accumulated other comprehensive income	576	1,867
	$(2,979)	$(5,282)

Non-Qualified Supplemental Retirement Plan for Certain Key Employees

In fiscal year 1991, the Company adopted a non-qualified supplemental retirement plan for certain key employees. Benefits provided under the plan are equal to 60% of the employee’s final average earnings, less amounts provided by the Company’s defined benefit pension plan and amounts available through Social Security. Effective January 1, 1991 the Company adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. The Company contributes an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination or attainment of retirement age. Total benefit expense recorded under these plans for fiscal years 2007, 2006, and 2005 was $0, $0, and $9, respectively. Benefits payable related to these plans and included in other non-current liabilities in the accompanying financial statements were $3,692 and $3,929 at November 2, 2007 and November 3, 2006, respectively. In connection with this arrangement the Company is the beneficiary of life insurance policies on the lives of certain key employees. The aggregate cash surrender value of these policies, included in non-current assets, was $11,181 and $10,561 at November 2, 2007 and November 3, 2006, respectively.

Incentive Compensation Plan for Certain Key Executives

The Company provides an incentive compensation plan for certain key executives, which is based upon the Company’s pretax income. The payment of these amounts is generally deferred over a five-year period. The total amount payable related to this arrangement was $488 and $557 at November 2, 2007 and November 3, 2006, respectively. Future payments are approximately $203, $112, $82, $62 and $30 for fiscal years 2008 through 2012, respectively.

Postretirement Health Care Benefits for Selected Executive Employees

The Company provides postretirement health care benefits for selected executive employees.   Net periodic postretirement benefit cost is determined using assumptions as of the beginning of each fiscal year.

Net periodic postretirement benefit cost consisted of the following:

	2007	2006
Service cost	$15	$14
Interest cost	70	66
Return on plan assets	0	0
Amortization of unrecognized loss	0	0
Amortization of prior service cost	75	75
Amortization of actuarial (gain) / loss	10	11
Net periodic postretirement benefit cost	$170	$166

Weighted average assumptions for the fiscal year ended November 2, 2007 are as follows:

	2007	2006
Discount rate	6.25%	6.00%
Medical trend rate next year	9.00%	10.0%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2011	2011

The table below shows the estimated effect of a 1% increase in health care cost trend rate on the following:

	2007	2006
Interest cost plus service cost	$10	$10
Accumulated postretirement benefit obligation	$111	$120

The table below shows the estimated effect of a 1% decrease in health care cost trend rate on the following:

	2007	2006
Interest cost plus service cost	$(9)	$(9)
Accumulated postretirement benefit obligation	$(94)	$(113)

The benefit obligation and funded status of this plan as of the fiscal year ended November 2, 2007 is as follows:

	2007	2006
Change in accumulated postretirement benefit obligation:
Benefit Obligations - beginning of year	$1,159	$1,143
Service Cost	15	14
Interest Cost	70	66
Actuarial (Gain) Loss	(44)	(48)
Benefits Paid	(4)	(16)
Plan Amendments	0	0
Benefit Obligations - end of year	$1,196	1,159
Funded Status of the plans	1,196	1,159
Unrecognized prior service costs	(298)	(372)
Unrecognized net actuarial loss	(144)	(198)
Unrecognized net transition asset	—	—
Accrued postretirement benefit cost	N/A	$589
Transitional Adjustment to Other Comprehensive Income (SFAS 158)	442
Postretirement benefit liability	$1,196

Expected payments for the postretirement benefits are as follows:

Postretirement Benefits
Fiscal 2008	$85
Fiscal 2009	$88
Fiscal 2010	$89
Fiscal 2011	$90
Fiscal 2012	$90
Fiscal 2013-2017	$422

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

No options have been granted, exercised, canceled or forfeited for the last five fiscal years.

As of November 2, 2007, 250,000 options were outstanding at an exercise price of $10.00 per share.

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

During the fiscal year ended November 3, 2006, the Company implemented a qualified 401(K) retirement plan (the “Plan”) for its sales, administrative, supervisory and certain other employees. During fiscal years 2007 and 2006, the Company made total contributions to the Plan in the amounts of $470 and $229, respectively.

NOTE 4- Income Taxes:

The provision (benefit) for taxes on income includes the following:

	2007	2006	2005
Current:
Federal	$37	$(171)	$(1,262)
State	136	28	(208)
	173	(143)	(1,470)

Deferred:
Federal	(432)	357	318
State	(122)	43	(159)
	(554)	400	159
	$(381)	$257	$(1,311)

The total tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

	2007	2006	2005
(Benefit) provision for federal income taxes at the applicable statutory rate	$(229)	$509	$(766)
(Decrease) increase in provision resulting from state income taxes, net of federal income tax benefit	(47)	44	(90)
Tax reserve release	—	—	(330)
Research & development tax credit	(25)	(154)	—
Non-taxable life insurance gain	(211)	(142)	(202)
Other, net	131	—	77
	$(381)	$257	$(1,311)

Deferred income taxes result from differences in the bases of assets and liabilities for tax and accounting purposes.

	2007	2006
Receivables allowance	$193	$209
Inventory capitalization	364	381
Incentive compensation	69	74
State taxes	(241)	(200)
Employee benefits	1,051	1,332
Other	54	25
Current tax assets, net	$1,490	$1,821
Incentive compensation	$114	$136
Pension and health care benefits	2,306	3,666
Depreciation	(274)	(445)
Net operating loss carry-forward	1,734	—
Non-current tax assets, net	$3,880	$3,357

The Company has determined, based on available evidence, that it is more likely than not that the deferred tax assets will be realized. No valuation allowance was provided against deferred tax assets in the accompanying consolidated financial statements. As of November 2, 2007, the Company had net operating loss carryforwards of approximately $3,986 and $4,949 for federal and state purposes, respectively.  These loss carryforwards will expire at various dates from 2011 through 2026.

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

NOTE 6- Contingencies and Commitments:

The Company leases certain transportation and computer equipment under operating leases. The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. Minimum rental payments were $415 in fiscal year 2007, $395 in fiscal year 2006, and $330 in fiscal year 2005. Contingent payments were approximately $120 in fiscal year 2007, $108 in fiscal year 2006, and $132 in fiscal year 2005. Future minimum lease payments are approximately $415 in the each of the years 2008 through 2011 and $395 in 2012 and thereafter.

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

The following segment information is for the years ended November 2, 2007, November 3, 2006, and October 28, 2005:

2007	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$49,401	$75,690	$—	$—	$125,091
Intersegment sales	—	1,834	—	(1,834)	—
Net sales	49,401	77,524	—	(1,834)	125,091
Cost of products sold, excluding depreciation	30,169	52,791	—	(1,834)	81,126
Selling, general and administrative expenses	14,571	26,678	—	—	41,249
Depreciation	1,008	2,381	—	—	3,389
Gain on sale of equity securities	—	—	—	—	—
	45,748	81,850	—	(1,834)	125,764
Income (loss) before taxes	3,653	(4,326)	—	—	(673)
Provision (benefit) for taxes on income	1,347	(1,728)	—	—	(381)
Net income (loss)	$2,306	$(2,598)	$—	$—	(292)
Total assets	$12,003	$26,348	$29,296	$—	$67,647
Additions to property, plant and equipment	$274	$1,247	$66	$—	$1,587

2006	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$50,806	$83,458	$—	$—	$134,264
Intersegment sales	—	2,285	—	(2,285)	—
Net sales	50,806	85,743	—	(2,285)	134,264
Cost of products sold, excluding depreciation	30,023	57,395	—	(2,285)	85,133
Selling, general and administrative expenses	14,189	29,774	—	—	43,963
Depreciation	1,398	2,379	—	—	3,777
Gain on sale of equity securities	—	(106)	—	—	(106)
	45,610	89,442	—	(2,285)	132,767
Income (loss) before taxes	5,196	(3,699)	—	—	1,497
Provision (benefit) for taxes on income	1,872	(1,615)	—	—	257
Net income (loss)	$3,324	$(2,084)	$—	$—	$1,240
Total assets	$12,194	$30,612	$30,125	$—	$72,931
Additions to property, plant and equipment	$314	$1,705	$311	$—	$2,330

2005	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$47,168	$83,677	$—	$—	$130,845
Intersegment sales	—	4,038	—	(4,038)	—
Net sales	47,168	87,715	—	(4,038)	130,845
Cost of products sold, excluding depreciation	26,479	63,014	—	(4,038)	85,455
Selling, general and administrative expenses	13,160	30,233	—	—	43,393

Depreciation	1,865	2,386	—	—	4,251
	41,504	95,633	—	(4,038)	133,099
Income (loss) before taxes	5,664	(7,918)	—	—	(2,254)
Provision (benefit) for taxes on income	2,004	(3,315)	—	—	(1,311)
Net income (loss)	$3,660	$(4,603)	$—	$—	$(943)
Total assets	$12,394	$32,747	$27,822	$—	$72,963
Additions to property, plant and equipment	$549	$1,419	$64	$—	$2,032

NOTE 8- Unaudited Interim Financial Information

	2007
	January 26	April 20	July 13	November 2
	(12 weeks)	(12 weeks)	(12 weeks)	(16 weeks)
Net sales	$32,314	$27,894	$26,686	$38,197
Income (loss) before taxes	55	(356)	79	(451)
Net income (loss)	40	(273)	33	(92)
Basic earnings (loss) per share	$0.00	$(0.03)	$0.00	$0.00

	2006
	January 20	April 14	July 7	November 3
	(12 weeks)	(12 weeks)	(12 weeks)	(17 weeks)
Net sales	$34,575	$28,305	$28,169	$43,215
Income (loss) before taxes	(240)	168	234	1,335
Net income (loss)	(137)	72	224	1,081
Basic earnings (loss) per share	$(0.01)	$0.01	$0.02	$0.11

	2005
	January 21	April 15	July 8	October 28
	(12 weeks)	(12 weeks)	(12 weeks)	(16 weeks)
Net sales	$33,591	$27,714	$27,656	$41,884
Income (loss) before taxes	(316)	(1,049)	66	(955)
Net income (loss)	(196)	(650)	243	(340)
Basic earnings (loss) per share	$(0.02)	$(0.07)	$0.03	$(0.03)

BRIDGFORD FOODS CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Allowance for Doubtful Accounts
	Balance at Beginning of year	Changes in Provisions for Doubtful Accounts Receivable	Accounts Written Off Less Recoveries	Balance at Close of Period
Year ended November 2, 2007	$524	$(245)	$(203)	$482
Year ended November 3, 2006	$468	$(277)	$(333)	$524
Year ended October 28, 2005	$1,118	$(578)	$72	$468

	Promotional Allowances
	Balance at Beginning of year	Allowance for Accruals	Promotions Incurred	Balance at Close of Period
Year ended November 2, 2007	$2,170	$6,856	$7,046	$1,980
Year ended November 3, 2006	$2,092	$5,918	$5,840	$2,170
Year ended October 28, 2005	$2,368	$5,260	$5,536	$2,092