Form 10-Q
period 2008-01-25
BRIDGFORD FOODS CORP
filed 2008-03-10
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to               .

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

As of March 5, 2008 the registrant had 9,856,074 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Part I.   Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share amounts)

	January 25	November 2
	2008	2007
	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$15,610	$11,336
Accounts receivable, less allowance for doubtful accounts of $475 and $482, respectively, and promotional allowances of $2,319 and $1,980, respectively	8,230	8,563
Inventories (Note 3)	13,435	18,332
Prepaid expenses and other current assets	2,856	3,124

Total current assets	40,131	41,355

Property, plant and equipment, less accumulated depreciation of $54,362 and $53,840, respectively	10,904	11,221

Other non-current assets	17,125	15,071
	$68,160	$67,647

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,177	$2,978
Accrued payroll, advertising and other expenses	7,805	8,924

Total current liabilities	10,982	11,902

Non-current liabilities	11,612	5,776

Commitments (Notes 5 and 6)

Shareholders’ equity:
Preferred stock, without par value
Authorized - 1,000 shares
Issued and outstanding - none	—	—

Common stock, $1.00 par value
Authorized - 20,000 shares
Issued and outstanding - 9,867 and 9,889 shares	9,924	9,946
Capital in excess of par value	13,666	13,789
Retained earnings	26,482	26,837
Accumulated other comprehensive loss	(4,506)	(603)
	45,566	49,969
	$68,160	$67,647

See accompanying notes to consolidated condensed financial statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	(in thousands, except per share amounts)
	12 weeks ended	12 weeks ended
	January 25	January 26
	2008	2007

Net sales	$31,319	$32,314

Cost of products sold, excluding depreciation	20,977	21,556

Selling, general and administrative expenses	10,025	9,921
Depreciation	748	782
	31,750	32,259

(Loss) income before taxes	(431)	55

Income tax (benefit) provision	(168)	15

Net (loss) income	$(263)	$40

Basic and diluted (loss) income per share (Note 4)	$(.03)	$.00

Basic and diluted shares computed	9,880	9,955

See accompanying notes to consolidated condensed financial statements.

Item 1. c.

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

					Accumulated
			Capital		other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par	earnings	income (loss)	Total
November 2, 2007	9,889	$9,946	$13,789	$26,837	$(603)	$49,969
Adoption of FIN#48 (Note 8)				(92)		(92)
Shares repurchased	(22)	(22)	(123)			(145)
Net loss				(263)		(263)
Other comprehensive income:
Unrealized income on investments					(34)	(34)
Increase in pension liability					(3,869)	(3,869)
Comprehensive income						(4,166)
January 25, 2008	9,867	$9,924	$13,666	$26,482	$(4,506)	$45,566

See accompanying notes to consolidated condensed financial statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	12 weeks ended	12 weeks ended
	January 25	January 26
	2008	2007
	(in thousands)	(in thousands)
Cash flows from operating activities:

Net income (loss)	$(263)	$40

Income charges not affecting cash:
Depreciation	748	782
Loss (recovery) on accounts receivable	24	(197)
Gain on sale of property, plant and equipment	(13)	(2)
Effect on cash of changes in assets and liabilities:
Trading securities	—	(3,000)
Accounts receivable, net	309	2,360
Inventories	4,897	4,468
Prepaid expenses and other current assets	234	(343)
Other non-current assets	317	(184)
Accounts payable	199	(1,098)
Accrued payroll, advertising and other expenses	(1,211)	(1,067)
Non-current liabilities	(404)	(61)

Net cash provided by operating activities	4,837	1,698

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	13	2
Additions to property, plant and equipment	(431)	(346)

Net cash used in investing activities	(418)	(344)

Cash used in financing activities:
Shares repurchased	(145)	(39)

Net cash used in financing activities	(145)	(39)

Net increase in cash and cash equivalents	4,274	1,315

Cash and cash equivalents at beginning of period	11,336	1,180

Cash and cash equivalents at end of period	$15,610	$2,495

Cash paid for income taxes	$0	$0

See accompanying notes to consolidated condensed financial statements.

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts)

Note 1 - The Company and Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the “Company”)for the twelve weeks ended January 25, 2008 and January 26, 2007 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2007 (the “Annual Report”) and include all adjustments considered necessary by management for a fair statement of the interim periods.  Such adjustments consist only of normal recurring items.  This report should be read in conjunction with the Annual Report.  Due to seasonality and other factors, interim results are not necessarily indicative of the results to be expected for the full year.  New accounting pronouncements and their affect on the Company are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Note 2 - Trading Securities:

At January 25, 2008, the Company held no auction rate securities.  The Company elected to sell all auction rate securities during the second quarter of fiscal 2007 and invest in 90-day treasury bills which are classified as cash and cash equivalents on the accompanying consolidated condensed balance sheet.

At January 26, 2007, the Company held $15,200 of auction rate securities, identified as a separately stated current asset  in accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities.”  Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days.  The Company’s investments in these auction rate securities are classified as trading securities under SFAS 115.  The securities are recorded at cost, which approximates fair market value because of their variable interest rates, which typically reset every 7 to 35 days.  Despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities; therefore, the Company has no cumulative gross unrealized holding gains or losses, or gross unrealized gains or losses from these investments.  All income generated from these investments was recorded as interest income.

Note 3 - Inventories:

Inventories are comprised as follows at the respective periods:

	January 25	November 2
	2008	2007
Meat, ingredients and supplies	$3,843	$3,726
Work in progress	1,354	1,360
Finished goods	8,238	13,246
	$13,435	$18,332

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

Note 4 - Basic and diluted earnings per share:

The Company had 250,000 employee stock options outstanding during the twelve week periods ended January 25, 2008 and January 26, 2007, respectively.  The effect of the employee stock options outstanding for the twelve weeks ended January 25, 2008 and January 26, 2007 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be anti-dilutive.  No options were granted during the first twelve weeks ended January 25, 2008 and January 26, 2007.

Note 5 - Retirement and Other Benefit Plans:

The Company has noncontributory-trusteed defined benefit retirement plans for sales, administrative, supervisory and certain other employees. The benefits under these plans are primarily based on years of service and compensation levels. The Company’s funding policy is to contribute annually the maximum amount deductible for federal income tax purposes, without regard to the plans’ unfunded current liabilities. The measurement date for the plans is the Company’s fiscal year end.

Net pension cost consisted of the following:

	12 weeks ended	12 weeks ended
	January 25	January 26
	2008	2007

Service cost	$56	$61
Interest cost	505	429
Expected return on plan assets	(543)	(462)
Amortization of net loss from earlier periods	—	—
Amortization of unrecognized prior service cost	1	—
Curtailment cost	—	47
Amortization of net (gain) loss	8	—

Net pension cost	$27	$75

The expected Company contribution to the plans in fiscal year 2008 is $2,877. The Company has funded the plans in the amount of $1,442 through the first twelve weeks of fiscal 2008.

Note 6 - Commitments:

The Company leases certain transportation and computer equipment under operating leases.  The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index.   No material changes have been made to these contracts during the first twelve weeks of fiscal 2008.

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

The following segment information is presented for the twelve week periods ended January 25, 2008 and January 26, 2007.

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
January 25, 2008	Products	Products	Other	Elimination	Totals
Sales from external customers	$13,448	$17,871	$—	$—	$31,319
Intersegment sales	—	458	—	458	—
Net sales	13,448	18,329	—	458	31,319
Cost of products sold, excluding depreciation	8,750	12,685	—	458	20,977
Selling, general and administrative expenses	3,490	6,535	—	—	10,025
Depreciation	181	493	74	—	748
	12,421	19,713	74	458	31,750
Income (loss) before taxes	1,027	(1,384)	(74)	—	(431)
Income tax provision (benefit)	380	(548)	—	—	(168)
Net income (loss)	$647	$(836)	$(74)	$—	$(263)

Total assets	$10,541	$22,312	$35,307	$—	$68,160
Additions to property, plant and equipment	$—	$342	$89	$—	$431

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
January 26, 2007	Products	Products	Other	Elimination	Totals
Sales from external customers	$11,918	$20,396	$—	$—	$32,314
Intersegment sales	—	299	—	299	—
Net sales	11,918	20,695	—	299	32,314
Cost of products sold, excluding depreciation	7,462	14,393	—	299	21,556
Selling, general and administrative expenses	3,438	6,483	—	—	9,921
Depreciation	203	483	96	—	782
Gain on sale of equity securities	—	—	—	—	—
	11,103	21,359	96	299	32,259
Income (loss) before taxes	815	(664)	(96)	—	55
Income tax provision (benefit)	296	(281)	—	—	15
Net income (loss)	$519	$(383)	$(96)	$—	$40

Total assets	$10,411	$25,289	$34,879	$—	$70,579
Additions to property, plant and equipment	$64	$290	$(8)	$—	$346

Note 8 - Income taxes:

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The cumulative effect, if any, of applying FIN 48 is reported as an adjustment to the opening balance of retained earnings in the year of adoption.

As of November 3, 2007, the Company has provided a liability of $92 for unrecognized tax benefits related to various federal and state income tax matters. The cumulative effect of applying FIN 48 has been recorded as a decrease of $92 to opening retained earnings with an offsetting increase in the accrued FIN 48 liability. This entire amount would reduce the Company’s effective income tax rate if an asset is recognized in future reporting periods.

As of January 25, 2008, the Company has not identified any new unrecognized tax benefits.

The Company will recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of January 25, 2008, the Company had approximately $2 in accrued interest and penalties which is included as a component of the $92 unrecognized tax benefit noted above.

The Company is subject to U.S. federal income tax, and is currently under audit by the Internal Revenue Service for the years ended November 1, 2002 through October 28, 2005. The Company’s federal income tax returns are open to audit under the statute of limitations for the years ended October 29, 2004 through November 3, 2006.  The Company’s statute of limitations for its years ended November 1, 2002 and October 31, 2003 have been extended to October 31, 2008.  The Company believes the appropriate provisions for all outstanding issues have been made for all years under audit.

The Company is subject to income tax in California and various other state taxing jurisdictions. The Company’s state income tax returns are open to audit under the statute of limitations for the years ended October 31, 2003 through November 3, 2006. The Company is currently under examination relating to its income taxes in New York and Texas.

The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Report.  Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s business, financial position, results of operations and cash flows.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2007.  The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial.  The provision for doubtful accounts receivable is based on historical trends and current collection risk.  The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss.  Sales to Wal-Mart® comprised 13.8% of revenues in the first twelve weeks of fiscal year 2008 and 20.4% of accounts receivable was due from Wal-Mart® at January 25, 2008. Sales to Wal-Mart® comprised 14.9% of revenues in the first quarter of fiscal year 2007 and 21.5% of accounts receivable was due from Wal-Mart® at January 26, 2007.

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

The Company provides tax reserves for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities.  The development of these reserves require judgments about tax issues, potential outcomes and timing, and is a subjective estimate.  Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews.  Actual outcomes may differ materially from these estimates.

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

Executive Level Overview of Business Segments

The Company operates in two business segments — the processing and distribution of frozen products (the Frozen Food segment), and the processing and distribution of refrigerated and snack food products, (the Refrigerated and Snack Food segment).  For information regarding the separate financial performance of the business segments refer to Note 7 of the Notes to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.  The products manufactured and distributed by the Company consist of an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky and a variety of sandwiches and sliced luncheon meats.  The products purchased by the Company for resale include a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products. Although the Company has recently introduced several new products, most of these products have not contributed significantly to the Company’s revenue growth for the 2008 fiscal year

Frozen Food Products Segment

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

Results of Operations for the Twelve Weeks ended January 25, 2008 and Twelve Weeks ended January 26, 2007 (in thousands, except share amounts)

Net Sales-Consolidated

Net sales decreased by $995 (3.1%) to $31,319 in the first twelve weeks of the 2008 fiscal year compared to the same twelve-week period last year. Unit volume decreased approximately 12.4% offset by unit price increases of 7.5%.  Promotional allowances decreased by approximately 0.7% as a percent of sales also offsetting the net sales decrease compared to the same twelve-week period last year.  Product return levels were slightly lower against the comparative prior period which also offset the decrease in net sales.

Compared to the prior sixteen-week period ended November 2, 2007 (not shown), average weekly sales increased $223 (9.3%).  The increase primarily relates to unit price increases of 4.1% and higher unit sales volume of 3.2% during the first twelve weeks of the 2008 fiscal year compared to the previous sixteen-week period.  The increase in unit sales resulted from normal seasonal factors.  Lower promotional allowances also helped increase weekly sales compared to the prior period.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $1,530 (12.8%) to $13,448 in the first twelve weeks of the 2008 fiscal year compared to the same twelve-week period last year.  Unit volume decreases of 2.1% were offset by unit price increases of 8.9%. Promotional allowances were lower compared to the same twelve-week period last year also contributing to the net sales increase.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products segment decreased by $2,525 (12.4%) to $17,871 in the first twelve weeks of the 2008 fiscal year compared to the same twelve-week period last year.  Unit volume decreased by 20.6% compared to the same twelve-week period last year.  An increase in unit selling prices (6.5%) partially offset the impact of the unit volume decreases.

Cost of Products Sold and Gross Margin -Consolidated

Cost of products sold decreased by $579 (2.7%) to $20,977 in the first twelve weeks of the 2008 fiscal year compared to the same twelve-week period in fiscal 2007.  The gross margin before depreciation decreased from 33.3% to 33.0% primarily due to higher commodity costs when compared to the same twelve-week period in fiscal 2007.  Lower promotional allowances also increased net selling prices helping to mitigate the gross margin decline.

Compared to the prior sixteen-week period ended November 2, 2007 (not shown), the average weekly cost of products sold increased $206 (13.4%) for the first twelve weeks of fiscal year 2008.  The increase is consistent with the weekly sales increase and higher trends in commodity costs.

Cost of Products Sold- Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $1,288 (17.3%) to $8,750 in the first twelve weeks of the 2008 fiscal year compared to the same twelve-week period in fiscal 2007.  An increase in unit volume and higher flour commodity costs were the primary contributing factor to this increase.

Cost of Products Sold-Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products segment decreased by $1,708 (11.9%) to $12,685 in the first twelve weeks of the 2008 fiscal year compared to the same twelve-week period in fiscal 2007.  Unit volume declines were the primary factor causing this decrease.  Meat commodity costs were generally consistent between the comparative twelve week periods.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $104 (1.0%) to $10,025 in the first twelve weeks of fiscal year 2008 compared to the same twelve-week period in the prior fiscal year.  The change in this category for the twelve-week period ended January 25, 2008 did not directly correspond to the sales decrease.  Unfavorable trends were experienced in cash surrender value gains, bad debt recoveries and interest income causing an increase in this category.  Favorable trends in healthcare and workers’ compensation expenses helped mitigate these unfavorable trends compared to the same twelve week period in the prior year.

Compared to the prior sixteen-week period ended November 2, 2007 (not shown), average weekly selling, general and administrative expenses increased by $31 (3.9%).  The increase was primarily caused by an increase in average weekly sales and unfavorable trends in cash surrender value gains offset by lower cost trends related to healthcare and workers’ compensation expenses.

Selling, General and Administrative Expenses-Frozen Food Products Segment

Selling, general and administrative expenses in the Frozen Food Products segment increased by $52 (1.5%) to $3,490 in the first twelve weeks of fiscal year 2008 compared to the same twelve week period in the prior fiscal year.  The increase was primarily driven by higher sales volumes.  Lower healthcare and workers’ compensation costs offset some of the increase.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

Selling, general and administrative expenses in the Refrigerated and Snack Food Products segment increased by $52 (0.8%) to $6,535 in the first twelve weeks of fiscal year 2008 compared to the same twelve-week period in the prior fiscal year.  The increase was primarily caused by a favorable bad debt recovery in the prior year that did not recur.

Depreciation Expense-Consolidated

Depreciation expense decreased by $34 (4.3%) to $748 in the first twelve weeks of the 2008 fiscal year compared to the same twelve-week period in fiscal year 2007.  The decrease in depreciation expense reflects lower capital expenditure levels in recent years and certain significant assets becoming fully depreciated in the 2008 fiscal year.  Compared to the prior sixteen-week period ended November 2, 2007 (not shown), average weekly depreciation decreased by $7 due to the reasons mentioned previously.

Depreciation Expense-Frozen Food Products and Refrigerated and Snack Food Segments

Depreciation expense in the Frozen Food Products segment decreased by $22 (10.8%) to $181 in the first twelve weeks of the 2008 fiscal year compared to the same twelve-week period in fiscal year 2007.  This decrease reflects lower capital spending activity and significant facilities becoming fully depreciated.

Depreciation expense in the Refrigerated and Snack Food Products segment increased by $10 (2.1%) to $493 in the first twelve weeks of the 2008 fiscal year compared to the same twelve-week period in fiscal year 2007.  The increase in depreciation expense reflects the impact of a new major manufacturing line put in service in the last sixteen weeks of fiscal year 2007.

Income Taxes-Consolidated

The Company recorded an income tax provision based on an estimated annual effective tax rate of 38.9% in the first twelve weeks of fiscal 2008 as compared to 27.4% in the prior fiscal year and 20.4% for the prior sixteen-week period. The change from the first twelve weeks of fiscal 2007 reflects revisions to the Company’s fourth fiscal period tax rate to reflect actual results.  The change from the same period in the prior year relates to lower expected cash surrender value gains expected for fiscal year 2008.

Net Income (Loss)-Consolidated

The net loss of $263 in the twelve weeks ended January 25, 2008 included non-taxable losses on life insurance policies in the amount of $318. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may not produce gains of equal magnitude or may produce losses.  Taxable investment income also decreased on a comparative basis during the first twelve weeks of fiscal 2008 in the amount of $63 due to lower cash balances and lower short-term interest rates.

After considering the effect of these transactions, the Company’s results for the twelve week periods ended January 25, 2008 and January 26, 2007 are as follows:

	January 25, 2008	January 26, 2007

Net loss before taxes, life insurance gain and investment income	$(213)	$(293)
Life insurance (loss) gain and investment income	(218)	348
(Loss) income before taxes	(431)	55
Income tax (provision) benefit	(168)	15
Net (loss) income	$(263)	$40

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

Cash flows from operating activities for the twelve weeks ended:

	January 25, 2008	January 26, 2007

Net (loss) income	$(263)	$40
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	748	782
Loss (recovery) on accounts receivable	24	(197)
Gain on sale of property, plant and equipment	(13)	(2)
Changes in working capital	4,341	1,074
Net cash provided by operating activities	$4,837	$1,697

Cash provided by operating activities was $4,837 which enabled the Company to fund pension contributions in the amount of $1,442, additions to property, plant and equipment in the amount of $431and share repurchases of $145.

Significant changes in working capital for the twelve weeks ended were as follows:

January 25, 2008 – Operating cash flows increased primarily due to a significant reduction in inventories in the amount of $4,897 offset by a reduction in accrued payroll, advertising and other expenses in the amount of $1,211. During the period the Company funded $1,442 towards its defined benefit pension plan.

January 26, 2007- Operating cash flows increased primarily due to the a significant reduction in inventories in the amount of $4,468 offset by purchases of trading securities of  $3,000 and reductions  in accounts payable and accrued payroll, advertising and other expenses in the amount of $2,165. During the period the Company funded $1,333 toward its defined benefit pension plan.

Cash used in investing activities for the twelve weeks ended:

	January 25, 2008	January 26, 2007
Proceeds from sale of property, plant and equipment	$13	$2
Additions to property, plant and equipment	(431)	(346)
Net cash used in investing activities	$(418)	$(344)

Expenditures for property, plant and equipment include the acquisition of new equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. Overall capital spending has declined in recent years as the Company carefully scrutinizes capital investments for short term pay-back of investment.

Cash used in financing activities for the twelve weeks ended:

	January 25, 2008	January 26, 2007
Shares repurchased	$(145)	$(39)
Cash dividends paid	—	—
Net cash used in financing activities	$(145)	$(39)

The Company’s stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, the Company is authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock on the open market.  As of January 25, 2008, up to 497,516 shares were still authorized for repurchase under the program.  No cash dividends were paid during the first twelve weeks of the 2008 fiscal year.  The Board of Directors suspended the quarterly cash dividend at its May 2004 meeting in recognition of lower profitability levels in recent quarters.

The Company remained free of interest bearing debt during the first twelve weeks of fiscal year 2008.  The Company’s revolving line of credit with Bank of America expires on April 30, 2008 and provides for borrowings up to $2,000.  The Company has not borrowed under this line for more than twenty consecutive years and expects to renew the line of credit prior to its expiration.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earning in the year of adoption.  As a result of the implementation of FIN 48, the Company recorded a decrease of $92 to opening retained earnings with an offsetting increase to accrued FIN 48 liability. This entire amount would reduce the Company’s effective income tax rate if the asset is recognized in future reporting periods. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (SFAS 141R).  SFAS 141R establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Therefore, the Company expects to adopt SFAS 141R for any business combinations entered into beginning in fiscal 2010.

In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (“SFAS157”). This Statement defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2008, the Company’s fiscal year 2010.   The Company does not expect this Statement will have a material impact on the Company’s results of operations or financial position upon adoption.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires employers to recognize the over- or under-funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, SFAS 158 requires employers to measure the funded status of plans as of the date of the year-end statement of financial position. The recognition and disclosure provisions of SFAS 158 became effective for the Company’s fiscal year ended November 2, 2007 while the requirement to measure plan assets and benefit obligations as of a company’s year-end date is effective for fiscal years ending after December 15, 2008 (effective for the Company’s fiscal year ending October 30, 2009).  The impact of the Company’s initial adoption of SFAS 158 is disclosed in Note 3 to the Consolidated Financial Statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than in the liability or mezzanine section between liabilities and equity.  SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.   SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; therefore, the Company expects to adopt SFAS 160 at the beginning of fiscal 2010.  Adoption of  SFAS 160 is not expected to have a material impact on the Company’s financial position.

Off-Balance Sheet Arrangements

The Company is not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

General Business Risks

General risk factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Quarterly Report on Form 10-Q and in Bridgford Foods’ Annual Report on Form 10-K for the fiscal year ended November 2, 2007.  Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The Company expressly disclaims any intent or obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Financial Instrument Risk

The Company’s financial instruments generally consist of cash and cash equivalents and life insurance policies.  At January 25, 2008, the carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates.  It is not the Company’s policy to enter into derivative financial instruments.

Foreign Currency Risk

The Company did not have significant foreign currency exposure at January 25, 2008.

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

Fixed – Price Contracts Risk

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at January 25, 2008.

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

Section 404 of the Sarbanes-Oxley Act of 2002:

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

The Securities and Exchange Commission, on December 15, 2006, adopted new measures to grant relief to smaller public companies by extending the date of compliance with Section 404 of the Act.  Under these new measures, the Company will be required to comply with the Act in two phases.  The first phase will be effective for the Company’s fiscal year ending October 31, 2008 and will require the Company to issue a management report on internal control over financial reporting. The second phase will require the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending in 2010.

Part II.  Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended November 2, 2007, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect the business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any equity securities during the period covered by this report.

The following table provides information regarding repurchases by the Company of its common stock, for each of the three four-week periods included in the interim twelve-week period ended January 25, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

November 3, 2007 – November 30, 2007	3,589	$7.03	3,589	515,169

December 1, 2007 – December 29, 2007	7,443	$6.58	7,443	507,726

December 30, 2007 – January 25, 2008	10,210	$6.86	10,210	497,516

Total	21,242	$6.79	21,242

(1)                                  The periods shown are the Company’s fiscal periods during the twelve-week quarter ended January 25, 2008.

(2)                                  All repurchases reflected in the foregoing table were made on the open market.  The Company’s stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, the Company is authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock on the open market.  The Company’s Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by the Company in compliance with the requirements of Rule 10b5-1 under the Exchange Act. Commencing on September 16, 2007 and continuing through and including September 15, 2008, CGM shall act as the Company’s exclusive agent to purchase Stock under the Purchase Plan.   This Purchase Plan supplements any purchases of stock by the Company “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18  average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of January 25, 2008, the total maximum number of shares that may be purchased under the Purchase Plan is 497,516 at a total maximum aggregate price (exclusive of commission) of $4,975,160.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: March 10, 2008	By:	/s/	Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)