Form 10-Q
period 2008-04-18
BRIDGFORD FOODS CORP
filed 2008-06-02
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 18, 2008

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

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

Yes [ X ]               No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated Filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [ X ]
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]               No [ X ]

As of May 27, 2008 the registrant had 9,449,178 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share amounts)

	April 18	November 2
	2008	2007
ASSETS	(Unaudited)
Current assets:

Cash and cash equivalents	$8,876	$11,336
Accounts receivable, less allowance for doubtful accounts of $373 and $482, respectively, and promotional allowances of $2,389
and $1,980, respectively	6,796	8,563
Inventories (Note 3)	18,005	18,332
Prepaid expenses and other current assets	3,513	3,124

Total current assets	37,190	41,355

Property, plant and equipment, less
accumulated depreciation of $54,742
and $53,840, respectively	10,598	11,221

Other non-current assets	15,830	15,071
	$63,618	$67,647

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$4,123	$2,978
Accrued payroll, advertising and other expenses	7,151	8,924

Total current liabilities	11,274	11,902

Non-current liabilities	8,038	5,776

Commitments (Notes 5 and 6)

Shareholders' equity:
Preferred stock, without par value
Authorized - 1,000 shares
Issued and outstanding - none	—	—

Common stock, $1.00 par value
Authorized - 20,000 shares
Issued and outstanding - 9,450 and 9,889 shares	9,507	9,946
Capital in excess of par value	11,287	13,789
Retained earnings	25,696	26,837
Accumulated other comprehensive loss	(2,184)	(603)
	44,306	49,969
	$63,618	$67,647

See accompanying notes to consolidated condensed financial statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	12 weeks ended	12 weeks ended	24 weeks ended	24 weeks ended
	April 18	April 20	April 18	April 20
	2008	2007	2008	2007
Net sales	$24,900	$27,894	$56,218	$60,207

Cost of products sold, excluding depreciation	16,349	17,944	37,326	39,500

Selling, general and administrative expenses	9,068	9,524	19,093	19,444
Depreciation	748	782	1,497	1,563
	26,165	28,250	57,916	60,507

Loss before taxes	(1,265)	(356)	(1,698)	(300)

Income tax benefit	(481)	(83)	(649)	(68)

Net loss	($784)	($273)	($1,049)	($232)

Basic and diluted loss per share (Note 4)	($.08)	($.03)	($.11)	($.02)

Basic and diluted shares computed	9,691	9,940	9,784	9,948

See accompanying notes to consolidated condensed financial statements

Item 1. c.

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

					Accumulated
			Capital		other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par	earnings	(loss)	Total
November 2, 2007	9,889	$9,946	$13,789	$26,837	($603)	$49,969
Adoption of FIN#48 (Note 8)				(92)		(92)
Shares repurchased	(439)	(439)	(2,502)			(2,941)
Net loss				(1,049)		(1,049)
Other comprehensive loss:
Unrealized loss on investments					(33)	(33)
Increase in pension liability					(1,548)	(1,548)
Comprehensive loss						(2,630)
April 18, 2008	9,450	$9,507	$11,287	$25,696	($2,184)	$44,306

See accompanying notes to consolidated condensed financial statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	24 weeks ended	24 weeks ended
	April 18	April 20
	2008	2007
Cash flows from operating activities:

Net loss	($1,049)	($232)

Income charges not affecting cash:
Depreciation	1,497	1,563
Recovery on accounts receivable	(96)	(329)
Gain on sale of property, plant and equipment	(29)	(5)
Effect on cash of changes in assets and liabilities:
Trading securities	—	12,200
Accounts receivable, net	1,863	2,661
Inventories	327	3,180
Prepaid expenses and other current assets	(423)	(707)
Other non-current assets	190	(359)
Accounts payable	1,145	(675)
Accrued payroll, advertising and other expenses	(1,865)	(1,864)
Non-current liabilities	(234)	11

Net cash provided by operating activities	1,326	15,444

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	35	5
Additions to property, plant and equipment	(880)	(835)

Net cash used in investing activities	(845)	(830)

Cash used in financing activities:
Shares repurchased	(2,941)	(176)

Net cash used in financing activities	(2,941)	(176)

Net (decrease) increase in cash and cash equivalents	(2,460)	14,438

Cash and cash equivalents at beginning of period	11,336	1,180

Cash and cash equivalents at end of period	$8,876	$15,618

Cash paid for income taxes	$0	$0

See accompanying notes to consolidated condensed financial statements.

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except share and per share amounts)

Note 1 - The Company and Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the "Company") for the twelve and twenty-four weeks ended April 18, 2008 and April 20, 2007 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2007 (the "Annual Report") and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results to be expected for the full year. New accounting pronouncements and their effect on the Company are included in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Note 2 - Trading Securities:

At April 18, 2008, the Company held no auction rate securities. The Company elected to sell all auction rate securities during the second quarter of fiscal 2007 and invest in 90-day treasury bills which are classified as cash and cash equivalents on the accompanying consolidated condensed balance sheet.

At January 26, 2007, the Company held $15,200 of auction rate securities, identified as a separately stated current asset in accordance with SFAS 115, "Accounting for Certain Debt and Equity Securities." Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. The Company's investments in these auction rate securities are classified as trading securities under SFAS 115. The securities are recorded at cost, which approximates fair market value because of their variable interest rates, which typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, the Company had the intent and ability to quickly liquidate these securities; therefore, the Company had no cumulative gross unrealized holding gains or losses, or gross unrealized gains or losses from these investments. All income generated from these investments was recorded as interest income.

Note 3 - Inventories:

Inventories are comprised as follows at the respective periods:

	April 18	November 2
	2008	2007
Meat, ingredients and supplies	$5,127	$3,726
Work in progress	2,361	1,360
Finished goods	10,517	13,246
	$18,005	$18,332

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

Note 4 - Basic and diluted earnings per share:

The Company had 250,000 employee stock options outstanding during the twenty-four week periods ended April 18, 2008 and April 20, 2007. The effect of the employee stock options outstanding for the twenty-four weeks weeks ended April 18, 2008 and April 20, 2007 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be anti-dilutive. No options were granted during the first twenty-four weeks ended April 18, 2008 and April 20, 2007.

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

Net pension cost consisted of the following:	24 weeks ended	24 weeks ended
	April 18	April 20
	2008	2007
Service cost	$69	$120
Interest cost	908	842
Expected return on plan assets	(1,072)	(908)
Amortization of unrecognized prior service cost	1	1
Curtailment cost	—	47
Net pension cost	($94)	$102

The expected Company contribution to the plans within the next twelve months is $1,161. The Company has funded the plans in the amount of $1,792 through the second quarter of fiscal 2008.

Note 6 - Commitments:

The Company leases certain transportation and computer equipment under operating leases. The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. No material changes have been made to these contracts during the first twenty-four weeks of fiscal 2008.

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

The following segment information is presented for the twelve and twenty-four week periods ended April 18, 2008 and April 20, 2007.

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
April 18, 2008	Products	Products	Other	Elimination	Totals
Sales from external customers	$11,111	$13,789	$-	$-	$24,900
Intersegment sales	-	290	-	290	-
Net sales	11,111	14,079	-	290	24,900
Cost of products sold, excluding depreciation	7,511	9,128	-	290	16,349
Selling, general and administrative expenses	3,552	5,516	-	-	9,068
Depreciation	176	498	74	-	748
	11,239	15,142	74	290	26,165
Loss before taxes	(128)	(1,063)	(74)	-	(1,265)
Income tax benefit	(58)	(423)	-	-	(481)
Net loss	$(70)	$(640)	$(74)	$-	$(784)

Total assets	$11,323	$24,697	$27,598	$-	$63,618
Additions to property, plant and equipment	$57	$370	$22	$-	$449

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
April 20, 2007	Products	Products	Other	Elimination	Totals
Sales from external customers	$11,506	$16,388	$-	$-	$27,894
Intersegment sales	-	276	-	276	-
Net sales	11,506	16,664	-	276	27,894
Cost of products sold, excluding depreciation	6,955	11,265	-	276	17,944
Selling, general and administrative expenses	3,591	5,933	-	-	9,524
Depreciation	203	484	95	-	782
	10,749	17,682	95	276	28,250
Income (loss) before taxes	757	(1,018)	(95)	-	(356)
Income tax provision (benefit)	292	(375)	-	-	(83)
Net income (loss)	$465	$(643)	$(95)	$-	$(273)

Total assets	$11,021	$25,998	$32,603	$-	$69,622
Additions to property, plant and equipment	$73	$398	$18	$-	$489

		Refrigerated
		and
Twenty-four Weeks Ended	Frozen Food	Snack Food
April 18, 2008	Products	Products	Other	Elimination	Totals
Sales from external customers	$24,559	$31,659	$-	$-	$56,218
Intersegment sales	-	748	-	748	-
Net sales	24,559	32,407	-	748	56,218
Cost of products sold, excluding depreciation	16,261	21,813	-	748	37,326
Selling, general and administrative expenses	7,042	12,051	-	-	19,093
Depreciation	357	992	148	-	1,497
	23,660	34,856	148	748	57,916
Income (loss) before taxes	899	(2,449)	(148)	-	(1,698)
Income tax provision (benefit)	322	(971)	-	-	(649)
Net income (loss)	$577	$(1,478)	$(148)	$-	$(1,049)

Total assets	$11,323	$24,697	$27,598	$-	$63,618
Additions to property, plant and equipment	$57	$712	$111	$-	$880

		Refrigerated
		and
Twenty-four Weeks Ended	Frozen Food	Snack Food
April 20, 2007	Products	Products	Other	Elimination	Totals
Sales from external customers	$23,424	$36,783	$-	$-	$60,207
Intersegment sales	-	575	-	575	-
Net sales	23,424	37,358	-	575	60,207
Cost of products sold, excluding depreciation	14,417	25,658	-	575	39,500
Selling, general and administrative expenses	7,029	12,415	-	-	19,444
Depreciation	406	966	191	-	1,563
	21,852	39,039	191	575	60,507
Income (loss) before taxes	1,572	(1,681)	(191)	-	(300)
Income tax provision (benefit)	588	(656)	-	-	(68)
Net income (loss)	$984	$(1,025)	$(191)	$-	$(232)

Total assets	$11,021	$25,998	$32,603	$-	$69,622
Additions to property, plant and equipment	$137	$688	$10	$-	$835

Note 8 - Income taxes:
(in thousands)

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," ("FASB 109"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is reported as an adjustment to the opening balance of retained earnings in the year of adoption.

As of November 3, 2007, the Company has provided a liability of $92 for unrecognized tax benefits related to various federal and state income tax matters. The cumulative effect of applying this interpretation has been recorded as a decrease of $92 to opening retained earnings with an offsetting increase in the accrued FIN 48 liability. This entire amount would reduce the Company’s effective income tax rate if an asset is recognized in future reporting periods.

As of April 18, 2008, the Company has not identified any new unrecognized tax benefits or losses.

The Company will recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of April 18, 2008, the Company had approximately $2 in accrued interest and penalties which is included as a component of the $92 unrecognized tax benefit noted above.

The Company is subject to U.S. federal income tax, and is currently under audit by the Internal Revenue Service for the years ended November 1, 2002 through October 28, 2005. The Company's federal income tax returns are open to audit under the statute of limitations for the years ended October 29, 2004 through November 3, 2006. The Company's statute of limitations for its years ended November 1, 2002 and October 31,2003 have been extended to September 30, 2008. The Company believes the appropriate provisions for all outstanding issues have been made for all years under audit.

The Company is subject to income tax in California and various other state taxing jurisdictions. The Company’s state income tax returns are open to audit under the statute of limitations for the years ended October 31, 2003 through November 3, 2006. The Company is currently under examination for state income taxes by New York.

The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Quarterly Report on Form 10Q. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2007. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The provision for doubtful accounts receivable is based on historical trends and current collection risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. Sales to Wal-Mart® comprised 13.1% of revenues in the first twenty-four weeks of fiscal year 2008 and 16.3% of accounts receivable was due from Wal-Mart® at April 18, 2008. Wal-Mart® comprised 14.9% of revenues for the first twenty-four weeks of fiscal year 2007 and 15.5% of accounts receivable at the end of the second quarter of fiscal year 2007. Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through the Company’s own long-haul fleet or through a Company owned direct store delivery system.

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

Executive Level Overview of Business Segments

The Company operates in two business segments -- the processing and distribution of frozen products (the Frozen Food Products Segment), and the processing and distribution of refrigerated and snack food products, (the Refrigerated and Snack Food Products Segment). For information regarding the separate financial performance of the business segments refer to Note 7 of the Notes to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q. The products manufactured and distributed by the Company consist of an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky and a variety of sandwiches and sliced luncheon meats. The products purchased by the Company for resale include a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products. Although the Company has recently introduced several new products, most of these products have not contributed significantly to the Company’s revenue growth for the 2008 fiscal year

Frozen Food Products Segment

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

Refrigerated and Snack Food Products Segment

The products distributed by the Company in the Refrigerated and Snack Food Products Segment consist of both products manufactured by the Company and products manufactured or processed by third parties. All items within this segment are considered similar products and have been aggregated at this level. The dry sausage division includes products such as jerky, meat snacks, sausage, summer sausage and pepperoni products. The deli division includes products such as ham, sandwiches, cheese, Mexican food, pastries and other delicatessen type food products. The Company’s refrigerated and snack food products division sells approximately 260 different items through a direct store delivery network serving approximately 35,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada. These customers are comprised of large retail chains and smaller “independent” operators.

Results of Operations for the Twelve Weeks ended April 18, 2008 and Twelve Weeks ended April 20, 2007
(in thousands, except percentages)

Net Sales-Consolidated

Net sales decreased by $2,994 (10.7%) to $24,900 in the second twelve weeks of the 2008 fiscal year compared to the same twelve-week period last year. Unit volume decreased approximately 14.2%, offset by unit price increases of 5.9%. Promotional allowances increased by approximately 0.8%, as a percent of sales, compared to the same twelve-week period last year. Product return levels increased 0.6% as a percent of sales compared to the same twelve-week period last year.

Compared to the prior twelve-week period ended January 25, 2008 (not shown), average weekly sales decreased $535 (20.5%). The change results primarily from a unit volume decrease of 12.0% as well as an average unit price decrease of 6.0% during the first twelve weeks of the 2008 fiscal year compared to the previous twelve-week period. The decrease in average unit price and revenue from the prior period resulted from normal seasonal factors such as changes in product mix and the previous quarter including the high volume holiday season.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment decreased by $395 (3.4%) to $11,111 in the second twelve weeks of the 2008 fiscal year compared to the same twelve-week period last year. Unit volume decreases of 4.5% were offset by unit price increases of 2.8%. Also contributing to the net sales decline were promotional allowances, which were higher compared to the same twelve-week period in the prior year.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding intersegment sales, decreased by $2,599 (15.9%) to $13,789 in the second twelve weeks of the 2008 fiscal year compared to the same twelve-week period last year. Unit volume decreased by 24.0% compared to the same twelve-week period last year. An increase in unit selling prices (9.9%) helped to offset the impact of the unit volume decreases, when comparing to the prior year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $1,595 (8.9%) to $16,349 in the second twelve weeks of the 2008 fiscal year compared to the same twelve-week period in fiscal 2007. The gross margin before depreciation decreased from 35.7% to 34.3% primarily due to higher commodity costs and decreased net sales volume when compared to the same twelve-week period in fiscal 2007. Recent internal production of previously outsourced items also improved margins by lowering unit overhead costs.

Compared to the prior twelve-week period ended January 25, 2008 (not shown), the average weekly cost of products sold during the second twelve weeks of fiscal year 2008 decreased $386 (22.1%). This decrease is consistent with the overall sales volume decrease from the prior period.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment increased by $556 (8.0%) to $7,511 in the second twelve weeks of the 2008 fiscal year compared to the same twelve-week period in fiscal 2007. Higher flour commodity costs were the primary contributing factor to this increase.

Cost of Products Sold-Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment decreased by $2,137 (19.0%) to $9,128 in the second twelve weeks of the 2008 fiscal year compared to the same twelve-week period in fiscal 2007. Unit volume declines were the primary factor causing this decrease.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses decreased by $456 (4.8%) to $9,068 in the second twelve weeks of fiscal year 2008 compared to the same twelve-week period in the prior fiscal year. The change in this category for the twelve-week period ended April 18, 2008 did not directly correspond to the sales decrease. Favorable trends in cash surrender value gains, pension and workers’ compensation expenses helped reduce the expenses in this category compared to the same twelve week period in the prior year. Unfavorable trends were experienced in healthcare partially offsetting the decrease in this category.

Compared to the prior twelve-week period ended January 25, 2008 (not shown), average weekly selling, general and administrative expenses decreased by $80 (9.6%). The decrease was primarily caused by a decrease in average weekly sales and staff reductions. Unfavorable trends in healthcare were offset by lower cost trends related to pension and workers’ compensation expenses.

Selling, General and Administrative Expenses-Frozen Food Products Segment

Selling, general and administrative expenses in the Frozen Food Products Segment decreased by $39 (1.1%) to $3,552 in the second twelve weeks of fiscal year 2008 compared to the same twelve week period in the prior fiscal year. The decrease was primarily driven by lower sales volumes and lower workers’ compensation costs.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

Selling, general and administrative expenses in the Refrigerated and Snack Food Products Segment decreased by $417 (7.0%) to $5,516 in the second twelve weeks of fiscal year 2008 compared to the same twelve-week period in the prior fiscal year. Lower unit volume, pension, and workers’ compensation expenses were the most significant contributors to the decrease in selling, general and administrative expenses when compared to the same twelve-week period in the prior fiscal year.

Depreciation Expense-Consolidated

Depreciation expense decreased by $34 (4.3%) to $748 in the second twelve weeks of the 2008 fiscal year compared to the same twelve-week period in fiscal year 2007. The decrease in depreciation expense reflects certain significant assets becoming fully depreciated in the 2007 fiscal year. Compared to the prior twelve-week period ended January 25, 2008 (not shown), average weekly depreciation remained constant.

Depreciation Expense-Frozen Food Products and Refrigerated and Snack Food Segments

Depreciation expense in the Frozen Food Products Segment decreased by $27 (13.3%) to $176 in the second twelve weeks of the 2008 fiscal year compared to the same twelve-week period in fiscal year 2007. This decrease reflects lower capital spending activity and significant facilities becoming fully depreciated.

Depreciation expense in the Refrigerated and Snack Food Products Segment increased by $14 (2.9%) to $498 in the second twelve weeks of the 2008 fiscal year compared to the same twelve-week period in fiscal year 2007. The increase in depreciation expense reflects the impact of a new major manufacturing line put in service in the last sixteen weeks of fiscal year 2007.

Income Taxes-Consolidated

The Company recorded an income tax benefit based on an estimated annual effective tax rate of 38.0% in the second twelve weeks of fiscal 2008 as compared to 23.3% in the prior fiscal year and 38.9% for the prior twelve-week period. The change in the effective income tax rate correlates to revisions in the Company’s projected tax rates related to updated income estimates.

Net Loss-Consolidated

The net loss of $784 in the twelve weeks ended April 18, 2008 included a non-taxable gain on life insurance policies in the amount of $128. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may not produce gains of equal magnitude or may produce losses. Taxable investment income also decreased on a comparative basis during the second twelve weeks of fiscal 2008 in the amount of $94 due to lower cash balances and lower short-term interest rates.

After considering the effect of these transactions, the Company’s results for the twelve week periods ended April 18, 2008 and April 20, 2007 are as follows:

	12 Weeks Ended	12 Weeks Ended
	April 18, 2008	April 20, 2007
Net loss before taxes, life insurance gain
and investment income	$ (1,487)	$ (720)
Life insurance gain and investment income	222	364
Loss before taxes	(1,265)	(356)
Income tax benefit	(481)	(83)
Net loss	$ (784)	$ (273)

Results of Operations for the Twenty-Four Weeks ended April 18, 2008 and Twenty-Four Weeks ended April 20, 2007
(in thousands, except percentages)

The Company presents net income or loss before taxes, life insurance gain or loss and investment income because the Company believes it is an important measure for investors to use in understanding the Company’s underlying operations.

Net Sales-Consolidated

Net sales decreased by $3,989 (6.6%) to $56,218 in the first twenty-four weeks of the 2008 fiscal year compared to the same twenty-four week period last year. The sales decline was caused by a 13.0% decrease in unit volume, offset partially by a 6.7% increase in unit price. Promotional allowances, as a percent of sales, stayed the same at 6.0% compared to the same twenty-four week period last year.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment increased by $1,135 (4.8%) to $24,559 in the first twenty-four weeks of the 2008 fiscal year compared to the same twenty-four week period last year. This change resulted from a 5.9% unit price increase which was offset by a unit volume decrease of 3.3%.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, decreased by $5,124 (13.9%) to $31,659 in the first twenty-four weeks of the 2008 fiscal year compared to the same twenty-four week period last year. Unit volumes were 22.2% lower than the comparative twenty-four week period, and were offset by average unit selling prices which were 8.0% higher.

Cost of Products Sold-Consolidated

Cost of products sold decreased by $2,174 (5.5%) to $37,326 in the first twenty-four weeks of the 2008 fiscal year compared to the same twenty-four week period in fiscal 2007. The decrease in cost of products sold on a comparative basis was due primarily to lower unit sales volume. The 0.8% decrease in gross margin percentage was partially due to higher flour commodity costs when compared to the same twenty-four-week period in fiscal year 2007.

Cost of Products Sold–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment increased by $1,844 (12.8%) to $16,261 in the first twenty-four weeks of the 2008 fiscal year compared to the same twenty-four week period in fiscal 2007. Higher flour commodity costs contributed to the increase in costs of products sold.

Cost of Products Sold–Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment decreased by $3,845 (15.0%) to $21,813 in the first twenty-four weeks of the 2008 fiscal year compared to the same twenty-four-week period in fiscal 2007. Lower unit volume and a decrease in the amount of distributed items purchased contributed to the decrease in costs of products sold.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses decreased by $351 (1.8%) to $19,093 in the first twenty-four weeks of fiscal year 2008 compared to the same twenty-four week period in the prior fiscal year. The change in this category for the twenty-four week period ended April 18, 2008 did not directly correspond to the sales decrease. Reductions in employee healthcare and pension expense contributed to the decline. Costs for fuel increased, a loss on the cash surrender value of life insurance policies and lower interest income offset the decline in selling, general and administrative expenses.

Selling, General and Administrative Expenses-Frozen Food Products Segment

Selling, general and administrative expenses in the Frozen Food Products Segment increased by $13 (0.2%) to $7,042 in the first twenty-four weeks of fiscal year 2008 compared to the same twenty-four week period in the prior fiscal year. Higher vehicle expenses and fuel contributed to the increase in selling, general and administrative expenses when compared to the same twenty-four-week period in fiscal 2007.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

Selling, general and administrative expenses in the Refrigerated and Snack Food Products Segment decreased by $364 (2.9%) to $12,051 in the first twenty-four weeks of fiscal year 2008 compared to the same twenty-four week period in the prior fiscal year. Lower labor, healthcare and pension expenses contributed to the decrease in selling, general and administrative expenses when compared to the same twenty-four week period in fiscal 2007.

Depreciation Expense-Consolidated

Depreciation expense decreased by $66 (4.2%) to $1,497 in the first twenty-four weeks of the 2008 fiscal year compared to the same twenty-four week period in fiscal year 2007. The decrease in depreciation expense was due to lower capital expenditures in recent years and certain significant assets becoming fully depreciated in a prior period.

Depreciation Expense-Frozen Food Products and Refrigerated and Snack Food Segments

Depreciation expense in the Frozen Food Products Segment decreased by $49 (12.1%) to $357 in the first twenty-four weeks of the 2008 fiscal year compared to the same twenty-four week period in fiscal year 2007. The decrease in depreciation expense was due to lower capital expenditures in recent years and certain significant assets becoming fully depreciated in a prior period.

Depreciation expense in the Refrigerated and Snack Food Products Segment increased by $26 (2.7%) to $992 in the first twenty-four weeks of the 2008 fiscal year compared to the same twenty-four week period in fiscal year 2007. This increase in depreciation expense results primarily from the Jerky production line that was placed into service in fiscal year 2007.

Income Taxes-Consolidated

The Company recorded an income tax provision based on an estimated annual effective tax rate of 38.2% in the first twenty-four weeks of fiscal 2008 as compared to 22.7% in the prior fiscal year. The change in the effective income tax rate relates to significant non-taxable gains on life insurance policies and revisions to the Company’s projected tax rates related to updated estimates and the recognition of research and development tax credits.

Net Loss-Consolidated

Net loss in the twenty-four weeks ended April 18, 2008 was affected by non-taxable losses on life insurance policies in the amount of $190. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may produce losses of equal magnitude. Taxable investment income also decreased on a comparative basis during the first twenty-four weeks of fiscal 2008 in the amount of $157 due to lower cash balances and a decrease in short-term interest rates. After considering the effect of these transactions, the Company’s results were as follows:

	24 Weeks Ended	24 Weeks Ended
	April 18, 2008	April 20, 2007
Net loss before taxes, life insurance gain
and investment income	($1,703)	($1,012)
Life insurance gain and investment income	5	712
Loss before taxes	(1,698)	(300)
Income tax benefit	(649)	(68)
Net loss	($1,049)	($232)

The Company presents net income or loss before taxes, life insurance gain or loss and investment income because the Company believes it is an important measure for investors to use in understanding the Company’s underlying operations.

Liquidity and Capital Resources (in thousands)

The Company’s need for operations growth, capital expenses and share repurchases are expected to be met with cash flows provided by operating activities.

Cash flows from operating activities for the twenty-four weeks ended:

	April 18, 2008	April 20, 2007
Net loss	$(1,049)	$(232)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	1,497	1,563
Recovery on accounts receivable	(96)	(329)
Gain on sale of property, plant and equipment	(29)	(5)
Changes in working capital	1,003	14,447
Net cash provided by operating activities	$1,326	$15,444

Significant changes in working capital for the twenty-four weeks ended:

April 18, 2008 – Operating cash flows for the period ended April 18, 2008 increased primarily due to a significant reduction in accounts receivable in the amount of $1,863 offset by a reduction in accrued payroll, advertising and other expenses in the amount of $1,590. During the period the Company funded $1,792 toward its defined benefit pension plan.

April 20, 2007- Operating cash flows for the period ended April 20, 2007 increased primarily due to the sale of trading securities in the amount of $12,200 and a significant reduction in inventories in the amount of $3,180 offset reductions in accounts payable and accrued payroll, advertising and other expenses in the amount of $2,539. During the period the Company funded $1,833 toward its defined benefit pension plan.

Cash used in investing activities for the twenty-four weeks ended:

	April 18, 2008	April 20, 2007
Proceeds from sale of property, plant and equipment	$35	$5
Additions to property, plant and equipment	(880)	(835)
Net cash used in investing activities	$(845)	$(830)

Expenditures for property, plant and equipment include the acquisition of new equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. Overall capital spending has declined in recent years as the Company carefully scrutinizes capital investments for short term pay-back of investment.

Cash used in financing activities for the twenty-four weeks ended:

	April 18, 2008	April 20, 2007
Shares repurchased	$(2,941)	$(176)
Cash dividends paid	—	—
Net cash used in financing activities	$(2,941)	$(176)

The Company’s stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, the Company is authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000 shares of the Company’s common stock on the open market. On March 17, 2008, the Company repurchased approximately 402 shares of its common stock from a stockholder in a privately-negotiated transaction outside of the Company’s stock repurchase program for an aggregate purchase price of approximately $2,700. The repurchased shares were retired and constitute authorized but unissued shares. As of April 18, 2008, up to approximately 483 shares were still authorized for repurchase under the program. No cash dividends were paid during the first twenty-four weeks of the 2008 fiscal year. The Board of Directors suspended the quarterly cash dividend at its May 2004 meeting in recognition of lower profitability levels in recent periods.

The Company remained free of interest bearing debt during the first twenty-four weeks of fiscal year 2008. The Company's revolving line of credit with Bank of America expires on April 30, 2010 and provides for borrowings up to $2,000. The Company has not borrowed under this line for more than twenty consecutive years and expects to renew the line of credit prior to its expiration.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the Company expects to adopt SFAS 141R for any business combinations entered into beginning in fiscal 2010.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires employers to recognize the over- or under-funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, SFAS 158 requires employers to measure the funded status of plans as of the date of the year-end statement of financial position. The recognition and disclosure provisions of SFAS 158 became effective for the Company’s fiscal year ended November 2, 2007 while the requirement to measure plan assets and benefit obligations as of a company’s year-end date is effective for fiscal years ending after December 15, 2008 (effective for the Company’s fiscal year ending October 30, 2009). The impact of the Company’s initial adoption of SFAS 158 is disclosed in Note 3 to the Consolidated Financial Statements of the Annual Report on Form 10K for the fiscal year ended November 2, 2007 and is reflected in those statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; therefore, the Company expects to adopt SFAS 160 at the beginning of fiscal 2010. Adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position.

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

The Company's operating results are heavily dependent upon the prices paid for raw materials. Other significant factors that influence operating results include transportation and energy costs. The marketing of the Company's value-added products does not lend itself to instantaneous changes in selling prices. While we attempt to change prices to offset changes in our cost structure, such changes cannot be made frequently enough or quickly enough to mitigate the significant volatility in our raw ingredient, transportation, fuel, and other costs. As a result, our operations and operating margins are impacted significantly by the volatility of our costs.

Financial Instrument Risk

The Company’s financial instruments generally consist of cash and cash equivalents and life insurance policies. At April 18, 2008, the carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments.

Foreign Currency Risk

The Company did not have significant foreign currency exposure at April 18, 2008.

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

Fixed – Price Contracts Risk

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at April 18, 2008.

Item 4. Controls and Procedures

Management of the Company, with the participation and under the supervision of the Company’s Chairman and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10Q. Based on this evaluation, the Chairman and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Section 404 of the Sarbanes-Oxley Act of 2002:

In order to comply with the Sarbanes-Oxley Act of 2002 (the “Act”), the Company has undertaken and continues a comprehensive effort, which includes the documentation and review of its internal controls. In order to comply with the Act, the Company is in the process of centralizing most accounting and many administrative functions at its corporate headquarters in an effort to control the cost of maintaining its control systems. On July 11, 2006, The Committee of Sponsoring Organizations issued guidance on how small companies should implement an effective internal control framework over financial reporting and other risks. This guidance is considered a key tool to help smaller public companies to confront the challenges of the Act. As a result, the Company may incur substantial additional expenses and diversion of management’s time. During the course of these activities, the Company may identify certain internal control issues which management believes should be improved. These improvements, if necessary, will likely include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in the Company’s internal controls as defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, no assurances can be given regarding the outcome of these efforts. Additionally, control weaknesses may not be identified in a timely enough manner to allow remediation prior to the issuance of the auditor’s report on internal controls over financial reporting. Any failure to adequately comply could result in sanctions or investigations by regulatory authorities, which could harm the Company’s business or investors’ confidence in the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any equity securities during the period covered by this report.  The following table provides information regarding repurchases by the Company of its common stock, for each of the three four-week periods included in the interim twelve-week period ended April 18, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number of		Part of Publicly	Purchased Under
	Shares	Average Price	Announced Plans	the Plans or
Period (1)	Purchased	Paid Per Share	or Programs (2)	Programs (2)
January 26, 2008 – February 22, 2008	11,044	$6.96	11,044	486,472

February 23, 2008 – March 21, 2008	404,735	$6.70	2,480	483,992

March 22, 2008 – April 18, 2008	1,223	$6.08	1,223	482,769
Total	417,002	$6.71	14,747

(1)	The periods shown are the Company’s fiscal periods during the twelve-week quarter ended April 18, 2008.

(2)	Except as noted below, all repurchases reflected in the foregoing table were made on the open market. The Company’s stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005). Under the stock repurchase program, the Company is authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock on the open market. The Company’s Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock issued by the Company in compliance with the requirements of Rule 10b5-1 under the Exchange Act. Commencing on September 16, 2007 and continuing through and including September 15, 2008, CGM shall act as the Company’s exclusive agent to purchase Stock under the Purchase Plan. This Purchase Plan supplements any purchases of stock by the Company “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act or in privately-negotiated transactions. On March 17, 2008, the Company repurchased 402,255 shares of its common stock from a stockholder in a privately-negotiated transaction for an aggregate purchase price of approximately $2,700,000. As of April 18, 2008, the total maximum number of shares that may be purchased under the Purchase Plan is 482,769 at a total maximum aggregate price (exclusive of commission) of $4,827,690.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on Wednesday, March 19, 2008 at the Crowne Plaza Hotel, 1500 South Raymond Avenue, Fullerton, California at 10:00 am. Shareholders representing 9,559,194 or 97% of the 9,856,482 shares entitled to vote were present in person or by proxy. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.

The following persons were nominated and elected directors:

Allan L. Bridgford	Hugh W. Bridgford	William L. Bridgford
Todd C. Andrews	Richard A. Foster	Robert E. Schulze
D. Gregory Scott	Paul R. Zippwald

The shareholder voting for board members is summarized as follows:

Director	Votes For	Votes Withheld
Allan L. Bridgford	9,211,287	347,907
Hugh W. Bridgford	9,211,287	347,907
William L. Bridgford	9,211,287	347,907
Todd C. Andrews	9,493,817	65,377
Richard A. Foster	9,494,774	64,420
Robert E. Schulze	9,211,287	347,907
D. Gregory Scott	9,494,774	64,420
Paul R. Zippwald	9,493,817	65,377

Votes cast for appointment of Haskell & White, LLP as the independent registered public accounting firm for the Company for the fiscal year commencing November 3, 2007 were as follows:

9,506,586	FOR
26,201	AGAINST
26,409	ABSTAIN

Item 6.

Exhibits

Exhibit No.	Description
31.1	Certification of Chairman (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: June 2, 2008	By:	/s/	Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)