Form 10-Q
period 2008-07-11
BRIDGFORD FOODS CORP
filed 2008-08-29
CIK 14177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 11, 2008

OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [     ]                             No [ X ]

As of August 8, 2008 the registrant had 9,437,728 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Items 1, 3, 4 and 5 of Part II. have been omitted because they are not applicable with respect to the current reporting period.

Part I. Financial Information

Item 1. a.

     BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share amounts)

ASSETS	July 11, 2008	November 2, 2007
	(Unaudited)
Current assets:

Cash and cash equivalents	$6,234	$11,336
Accounts receivable, less allowance for doubtful accounts of $374 and $482, respectively, and promotional allowances of $2,210
and $1,980, respectively	7,797	8,563
Inventories (Note 3)	18,423	18,332
Prepaid expenses and other current assets	3,907	3,124

Total current assets	36,361	41,355

Property, plant and equipment, less
accumulated depreciation of $55,359
and $53,840, respectively	10,553	11,221

Other non-current assets	11,528	15,071
	$58,442	$67,647

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$3,816	$2,978
Accrued payroll, advertising and other expenses	7,954	8,924

Total current liabilities	11,770	11,902

Non-current liabilities	10,083	5,776

Commitments (Notes 5 and 6)

Shareholders' equity:
Preferred stock, without par value
Authorized - 1,000 shares
Issued and outstanding - none	—	—

Common stock, $1.00 par value
Authorized - 20,000 shares
Issued and outstanding - 9,438 and 9,889 shares	9,495	9,946
Capital in excess of par value	11,222	13,789
Retained earnings	19,424	26,837
Accumulated other comprehensive loss	(3,552)	(603)
	36,589	49,969
	$58,442	$67,647

See accompanying notes to consolidated condensed financial statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	12 weeks ended		36 weeks ended
	July 11, 2008	July 13, 2007	July 11, 2008	July 13, 2007
Net sales	$26,584	$26,686	$82,802	$86,893

Cost of products sold, excluding depreciation	17,546	16,954	54,872	56,454

Selling, general and administrative expenses	10,218	8,936	29,311	28,380
Depreciation	753	717	2,249	2,280
	28,517	26,607	86,432	87,114
(Loss) income before taxes	(1,933)	79	(3,630)	(221)

Income tax provision (benefit)	4,339	46	3,690	(22)

Net (loss) income	$(6,272)	$33	$(7,320)	$(199)

Basic and diluted (loss) income per share (Note 4)	$(.66)	$.00	$(.76)	$(.02)

Basic and diluted shares computed	9,445	9,924	9,669	9,940

See accompanying notes to consolidated condensed financial statements

Item 1. c.

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

					Accumulated
			Capital		other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par	earnings	loss	Total
November 2, 2007	9,889	$9,946	$13,789	$26,837	$(603)	$49,969
Adoption of FIN#48 (Note 8)				(93)		(93)
Shares repurchased	(451)	(451)	(2,567)			(3,018)
Net loss				(7,320)		(7,320)
Other comprehensive loss:
Unrealized loss on investments					(56)	(56)
Increase in pension liability					(2,893)	(2,893)
Comprehensive loss						(10,269)
July 11, 2008	9,438	$9,495	$11,222	$19,424	$(3,552)	$36,589

See accompanying notes to consolidated condensed financial statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	36 weeks ended
	July 11, 2008	July 13, 2007
Cash flows from operating activities:

Net loss	$(7,320)	$(199)

Income charges not affecting cash:
Depreciation	2,249	2,280
Provision (recovery) on losses on accounts receivable	26	(488)
Gain on sale of property, plant and equipment	(35)	(11)
Tax valuation allowance	4,940	—
Effect on cash of changes in assets and liabilities:
Trading securities	—	12,200
Accounts receivable, net	740	3,204
Inventories	(91)	746
Prepaid expenses and other current assets	(839)	(561)
Other non-current assets	376	(572)
Accounts payable	838	(1,078)
Accrued payroll, advertising and other expenses	(1,062)	(1,855)
Non-current liabilities	(360)	(446)

Net cash (used) provided by operating activities	(538)	13,220

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	40	11
Additions to property, plant and equipment	(1,586)	(1,056)

Net cash used in investing activities	(1,546)	(1,045)

Cash used in financing activities:
Shares repurchased	(3,018)	(353)

Net cash used in financing activities	(3,018)	(353)

Net (decrease) increase in cash and cash equivalents	(5,102)	11,822

Cash and cash equivalents at beginning of period	11,336	1,180

Cash and cash equivalents at end of period	$6,234	$13,002

Cash paid for income taxes	$0	$0

See accompanying notes to consolidated condensed financial statements.

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except share and per share amounts)

Note 1 - The Company and Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the "Company") for the twelve and thirty-six weeks ended July 11, 2008 and July 13, 2007 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2007 (the "Annual Report") and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results to be expected for the full year. New accounting pronouncements and their effect on the Company are included in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Note 2 - Trading Securities:

At July 11, 2008, the Company held no auction rate securities. The Company elected to sell all auction rate securities during the second quarter of fiscal 2007 and invest in 90-day treasury bills which are classified as cash and cash equivalents on the accompanying consolidated condensed balance sheet.

At January 26, 2007, the Company held $15,200 of auction rate securities, identified as a separately stated current asset in accordance with SFAS 115, "Accounting for Certain Debt and Equity Securities." Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. The Company's investments in these auction rate securities were classified as trading securities under SFAS 115. The securities were recorded at cost, which approximated fair market value because of their variable interest rates, which typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, the Company had the intent and ability to quickly liquidate these securities; therefore, the Company had no cumulative gross unrealized holding gains or losses, or gross unrealized gains or losses from these investments. All income generated from these investments was recorded as interest income.

Note 3 - Inventories:

Inventories are comprised as follows at the respective periods:

	July 11, 2008	November 2, 2007
Meat, ingredients and supplies	$4,907	$3,726
Work in progress	2,865	1,360
Finished goods	10,651	13,246
	$18,423	$18,332

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

Note 4 - Basic and diluted earnings per share:

The Company had 250,000 employee stock options outstanding during the thirty-six week periods ended July 11, 2008 and July 13, 2007. The effect of the employee stock options outstanding for the thirty-six weeks ended July 11, 2008 and July 13, 2007 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be anti-dilutive. No options were granted during the first thirty-six weeks ended July 11, 2008 and July 13, 2007.

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

Net pension cost consisted of the following:
	36 weeks ended
	July 11, 2008	July 13, 2007
Service cost	$103	$119
Interest cost	1,356	1,297
Expected return on plan assets	(1,601)	(1,355)
Amortization of unrecognized prior service cost	1	1
Curtailment cost	-	47
Net pension cost	$(141)	$109

The expected Company contribution to the plans within the next twelve months is $1,252. The Company has funded the plans in the amount of $1,792 through the third quarter of fiscal 2008.

Note 6 - Commitments:

The Company leases certain transportation and computer equipment under operating leases. The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. No material changes have been made to these contracts during the first thirty-six weeks of fiscal 2008.

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

The following segment information is presented for the twelve and thirty-six week periods ended July 11, 2008 and July 13, 2007:

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
July 11, 2008	Products	Products	Other	Elimination	Totals
Sales from external customers	$11,469	$15,115	$-	$-	$26,584
Intersegment sales	-	317	-	317	-
Net sales	11,469	15,432	-	317	26,584
Cost of products sold, excluding depreciation	8,477	9,386	-	317	17,546
Selling, general and administrative expenses	3,599	6,619	-	-	10,218
Depreciation	181	498	74	-	753
	12,257	16,503	74	317	28,517
Loss before taxes	(788)	(1,071)	(74)	-	(1,933)
Income tax (benefit) provision	(265)	(337)	4,940	-	4,339
Net loss	$(523)	$(734)	$(5,014)	$-	$(6,272)
Total assets	$10,934	$26,113	$21,395	$-	$58,442
Additions to property, plant and equipment	$82	$588	$36	$-	$706

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
July 13, 2007	Products	Products	Other	Elimination	Totals
Sales from external customers	$9,903	$16,783	$-	$-	$26,686
Intersegment sales	-	741	-	741	-
Net sales	9,903	17,524	-	741	26,686
Cost of products sold, excluding depreciation	6,159	11,536	-	741	16,954
Selling, general and administrative expenses	3,146	5,790	-	-	8,936
Depreciation	203	418	96	-	717
	9,508	17,744	96	741	26,607
Income (loss) before taxes	395	(220)	(96)	-	79
Income tax provision (benefit)	145	(99)	-	-	46
Net income (loss)	$250	$(121)	$(96)	$-	$33
Total assets	$10,124	$28,307	$30,386	$-	$68,817
Additions to property, plant and equipment	$22	$162	$37	$-	$221

		Refrigerated
		and
Thirty-Six Weeks Ended	Frozen Food	Snack Food
July 11, 2008	Products	Products	Other	Elimination	Totals
Sales from external customers	$36,028	$46,774	$-	$-	$82,802
Intersegment sales	-	1,065	-	1,065	-
Net sales	36,028	47,839	-	1,065	82,802
Cost of products sold, excluding depreciation	24,738	31,199	-	1,065	54,872
Selling, general and administrative expenses	10,641	18,670	-	-	29,311
Depreciation	538	1,489	222	-	2,249
	35,917	51,358	222	1,065	86,432
Income (loss) before taxes	111	(3,519)	(222)	-	(3,630)
Income tax provision (benefit)	58	(1,308)	4,940	-	3,690
Net income (loss)	$53	$(2,211)	$(5,162)	$-	$(7,320)
Total assets	$10,934	$26,113	$21,395	$-	$58,442
Additions to property, plant and equipment	$139	$1,300	$147	$-	$1,586

		Refrigerated
		and
Thirty-Six Weeks Ended	Frozen Food	Snack Food
July 13, 2007	Products	Products	Other	Elimination	Totals
Sales from external customers	$33,327	$53,566	$-	$-	$86,893
Intersegment sales	-	1,316	-	1,316	-
Net sales	33,327	54,882	-	1,316	86,893
Cost of products sold, excluding depreciation	20,576	37,194	-	1,316	56,454
Selling, general and administrative expenses	10,174	18,206	-	-	28,380
Depreciation	609	1,384	287	-	2,280
	31,359	56,784	287	1,316	87,114
Income (loss) before taxes	1,968	(1,902)	(287)	-	(221)
Income tax provision (benefit)	732	(754)	-	-	(22)
Net income (loss)	$1,236	$(1,148)	$(287)	$-	$(199)
Total assets	$10,124	$28,307	$30,386	$-	$68,817
Additions to property, plant and equipment	$159	$850	$47	$-	$1,056

Note 8 - Income taxes:

In accordance with the provision of SFAS 109, the Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences.

As a result of recent losses, the Company's deferred tax asset has been reduced by $4,940 in the twelve week period ended July 11, 2008. This valuation allowance includes the portion of the deferred tax assets that may not be realized and the net-of-tax impact to implement certain tax planning strategies. This valuation allowance may be increased or decreased as conditions change or if the Company is unable to implement certain tax planning strategies.

The Company's future realization of its deferred tax assets ultimately depends on the existence of sufficient taxable income in the carryforward periods (both federal and state). Changes in existing laws could affect the valuation of deferred tax assets for future periods.

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

As of November 3, 2007, the Company has provided a liability of $93 for unrecognized tax benefits related to various federal and state income tax matters. The cumulative effect of applying this interpretation has been recorded as a decrease of $93 to opening retained earnings with an offsetting increase in the accrued FIN 48 liability. This entire amount would reduce the Company's effective income tax rate if an asset is recognized in future reporting periods.

As of July 11, 2008, the Company has not identified any new unrecognized tax benefits or losses.

The Company will recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of July 11, 2008, the Company had approximately $2 in accrued interest and penalties which is included as a component of the $93 unrecognized tax benefit noted above.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Quarterly Report on Form 10-Q. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2007. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The provision for doubtful accounts receivable is based on historical trends and current collection risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. Sales to Wal-Mart® comprised 13.1% of revenues in the first thirty-six weeks of fiscal year 2008 and 16.4% of accounts receivable was due from Wal-Mart® at July 11, 2008. Wal-Mart® comprised 15.0% of revenues for the first thirty-six weeks of fiscal year 2007 and 17.0% of accounts receivable at the end of the third quarter of fiscal year 2007.

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

Executive Level Overview of Business Segments

The Company operates in two business segments -- the processing and distribution of frozen products (the Frozen Food Products Segment), and the processing and distribution of refrigerated and snack food products, (the Refrigerated and Snack Food Products Segment). For information regarding the separate financial performance of the business segments refer to Note 7 of the Notes to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q. The products manufactured and distributed by the Company consist of an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky and a variety of sandwiches and sliced luncheon meats. The products purchased by the Company for resale include a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products. Although the Company has recently introduced several new products, none are currently a significant source of revenue in the 2008 fiscal year. However, the Company’s new Shelf Stable Sandwich products contributed sales of $941 in the third quarter of the 2008 fiscal year.

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

Results of Operations for the Twelve Weeks ended July 11, 2008 and Twelve Weeks ended July 13, 2007
(in thousands, except percentages)

Net Sales-Consolidated

Net sales decreased by $102 (0.4%) to $26,584 in the third twelve weeks of the 2008 fiscal year compared to the same twelve-week period last year. Unit volume decreased approximately 5.0% while product mix changes resulted in a unit price increase of 2.6%. Promotional allowances decreased by approximately 0.7%, as a percent of sales, compared to the same twelve-week period last year. Product return levels increased 0.4% as a percent of sales compared to the same twelve-week period last year.

Compared to the prior twelve-week period ended April 18, 2008 (not shown), average weekly sales increased $140 (6.8%). This change included an average unit price increase of 3.2% and a unit volume decrease of 0.2% during the third twelve weeks of the 2008 fiscal year compared to the previous twelve-week period.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales, increased by $1,566 (15.8%) to $11,469 in the third twelve weeks of the 2008 fiscal year compared to the same twelve-week period last year. This change included a unit volume increase of 0.3% and a unit price increase of 11.6% when compared to the prior fiscal year.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, decreased by $1,668 (9.9%) to $15,115 in the third twelve weeks of the 2008 fiscal year compared to the same twelve-week period last year. Unit volume decreased by 9.0% compared to the same twelve-week period last year. Product mix changes resulted in a unit selling price decrease of 6.0% compared to the same twelve-week prior in the prior year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $592 (3.5%) to $17,546 in the third twelve weeks of the 2008 fiscal year compared to the same twelve-week period in fiscal 2007. The gross margin before depreciation decreased from 36.5% to 34.0% primarily due to higher commodity costs when compared to the same twelve-week period in fiscal 2007.

Compared to the prior twelve-week period ended April 18, 2008 (not shown), the average weekly cost of products sold during the third twelve weeks of fiscal year 2008 increased $100 (7.3%). This increase is consistent with the overall sales volume increase from the prior twelve week period.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment increased by $2,318 (37.6%) to $8,477 in the third twelve weeks of the 2008 fiscal year compared to the same twelve-week period in fiscal 2007. Higher flour costs contributed significantly to this increase.

Cost of Products Sold-Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment decreased by $2,150 (18.6%) to $9,386 in the third twelve weeks of the 2008 fiscal year compared to the same twelve-week period in fiscal 2007. This decrease corresponds to the reduction in sales volume and increased in-sourcing of products previously purchased from outside suppliers.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $1,282 (14.3%) to $10,218 in the third twelve weeks of fiscal year 2008 compared to the same twelve-week period in the prior fiscal year. The increase in this category for the twelve-week period ended July 11, 2008 did not directly correspond to the sales decrease. The table below summarizes the primary expense increases affecting this category:

	12 Weeks Ended		Expense/Loss
	July 11, 2008	July 13, 2007	Increase (Decrease)
Fuel	$ 1,001	$ 764	$ 237
Benefits-Health/Life	677	333	344
Benefits-Workers Compensation	401	142	259
Bad Debt Expense/Provision	1	(160)	161
Cash Surrender Value (Gain)/Loss	186	(212)	398
Interest Income	(37)	(157)	120
Other	7,989	8,226	(237)
Total	$ 10,218	$ 8,936	$ 1,282

When comparing the third twelve weeks of fiscal year 2008 to the prior twelve-week period ended April 18, 2008 (not shown), average weekly selling, general and administrative expenses increased by $96 (12.7%). The increase includes the unfavorable impact of $372 in cash surrender value decreases and Sarbanes-Oxley compliance costs of $80 that were recorded in the third quarter of fiscal 2008.

Selling, General and Administrative Expenses-Frozen Food Products Segment

Selling, general and administrative expenses in the Frozen Food Products Segment increased by $453 (14.4%) to $3,599 in the third twelve weeks of fiscal year 2008 compared to the same twelve week period in the prior fiscal year. Various benefit cost increases and cash surrender value losses contributed significantly to this variance.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

Selling, general and administrative expenses in the Refrigerated and Snack Food Products Segment increased by $829 (14.3%) to $6,619 in the third twelve weeks of fiscal year 2008 compared to the same twelve-week period in the prior fiscal year. Increases in various benefit costs and decreased cash surrender values contributed to the increase in selling, general and administrative expenses when compared to the same twelve-week period in the prior fiscal year.

Depreciation Expense-Consolidated

Depreciation expense increased by $36 (5.0%) to $753 in the third twelve weeks of the 2008 fiscal year compared to the same twelve-week period in fiscal year 2007. The increase in depreciation expense reflects certain significant assets being placed into service late in fiscal year 2007 and during the third quarter of the 2008 fiscal year. Compared to the prior twelve-week period ended April 18, 2008 (not shown), average weekly depreciation remained constant.

Depreciation Expense-Frozen Food Products Segment

Depreciation expense in the Frozen Food Products Segment decreased by $22 (10.8%) to $181 in the third twelve weeks of the 2008 fiscal year compared to the same twelve-week period in fiscal year 2007. This decrease reflects lower capital spending activity and certain facilities becoming fully depreciated.

Depreciation Expense-Refrigerated and Snack Food Segment

Depreciation expense in the Refrigerated and Snack Food Products Segment increased by $80 (19.1%) to $498 in the third twelve weeks of the 2008 fiscal year compared to the same twelve-week period in fiscal year 2007. The increase in depreciation expense reflects the impact of a major manufacturing line put in service in the last sixteen weeks of fiscal year 2007.

Income Taxes-Consolidated

The Company’s income tax provisions for the first twelve weeks ended July 11, 2008 and July 13, 2007 are as follows:

	July 11, 2008	July 13, 2007
Tax (benefit) provision at regular annual effective rate	$(601)	$46
Tax Valuation Allowance	4,940	0
Total Income tax provision	$4,339	$46

Regular effective tax rate before valuation allowance	31.1%	58.2%

Based upon the Company’s recent operating losses, management determined that it is more likely than not that a portion of its deferred tax assets as of July 11, 2008 may not be realized. Therefore, the Company’s deferred tax asset was reduced by $4,940 in the twelve week period ended July 11, 2008 and includes a portion of its deferred tax assets that may not be realized as well as the net of tax impact to implement certain tax planning strategies.

Before the recording of the income tax valuation allowance, the Company recorded an income tax benefit based on an estimated annual effective tax rate of 31.1% in the third twelve weeks of fiscal 2008 as compared to an income tax provision of 58.2% in the prior fiscal year and 38.0% for the prior twelve-week period. The change in the regular effective income tax rate correlates to changes in non-taxable losses on life insurance policies and revisions in the Company’s projected tax rates related to updated income estimates.

Net (Loss) Income-Consolidated

The net loss of $6,272 in the twelve weeks ended July 11, 2008 includes a non-taxable loss on life insurance policies in the amount of $186. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably. Taxable investment income also decreased on a comparative basis during the third twelve weeks of fiscal 2008 in the amount of $120 due to lower cash balances and lower short-term interest rates.

After considering the effect of these transactions, the Company’s results for the twelve week periods ended July 11, 2008 and July 13, 2007 are as follows:

	12 Weeks Ended
	July 11, 2008	July 13, 2007
Net loss before taxes, life insurance gains (losses)
and investment income	$(1,784)	$(290)
Life insurance (losses) gains and investment income	(149)	369
(Loss) income before taxes	(1,933)	79
Income tax provision	4,339	46
Net (loss) income	$(6,272)	$33

The Company presents net income or loss before taxes, life insurance gains (losses) and investment income because the Company believes it is an important measure for investors to use in understanding the Company’s underlying operations.

Results of Operations for the Thirty-Six Weeks ended July 11, 2008 and Thirty-Six Weeks ended July 13, 2007 (in thousands, except percentages)

Net Sales-Consolidated

Net sales decreased by $4,091 (4.7%) to $82,802 in the first thirty-six weeks of the 2008 fiscal year compared to the same thirty-six week period last year. The sales decline resulted from a 10.6% decrease in unit volume, offset partially by a 5.5% increase in unit price. Promotional allowances, at 5.8% of sales, decreased by 0.2% compared to the same thirty-six week period last year. Product returns, at 4.2% of sales, increased 0.2% compared to the first thirty-six weeks of the prior fiscal year.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment increased by $2,701 (8.1%) to $36,028 in the first thirty-six weeks of the 2008 fiscal year compared to the same thirty-six week period last year. This change resulted from a 2.2% unit volume decrease which was more than offset by a unit price increase of 7.6%.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, decreased by $6,792 (12.7%) to $46,774 in the first thirty-six weeks of the 2008 fiscal year compared to the same thirty-six week period last year. Unit volumes were 18.3% lower than the comparative thirty-six week period and were partially offset by average unit selling prices which were 3.9% higher.

Cost of Products Sold-Consolidated

Cost of products sold decreased by $1,582 (2.8%) to $54,872 in the first thirty-six weeks of the 2008 fiscal year compared to the same thirty-six week period in fiscal 2007. The decrease in cost of products sold on a comparative basis was due primarily to lower unit sales volume. The 1.3% decrease in gross margin percentage was primarily due to higher flour commodity costs when compared to the same thirty-six week period in fiscal year 2007.

Cost of Products Sold–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment increased $4,162 (20.2%) to $24,738 in the first thirty-six weeks of the 2008 fiscal year compared to the same thirty-six week period in fiscal 2007. Higher flour commodity costs contributed to the increase in costs of products sold.

Cost of Products Sold–Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment decreased by $5,995 (16.1%) to $31,199 in the first thirty-six weeks of the 2008 fiscal year compared to the same thirty-six week period in fiscal 2007. Lower unit volume contributed to the decrease in costs of products sold.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $931 (3.3%) to $29,311 in the first thirty-six weeks of fiscal year 2008 compared to the same thirty-six week period in the prior fiscal year. The increase in this category for the thirty-six week period ended July 11, 2008 did not directly correspond to the sales decrease.

The table below summarizes the primary expense variances:

	36 Weeks Ended		Expense/Loss
	July 11, 2008	July 13, 2007	Increase (Decrease)
Fuel	$2,713	$2,107	$606
Benefits-Health/Life	1,916	1,602	314
Benefits-Workers Compensation	690	607	83
Bad Debt Expense/Provision	(95)	(488)	393
Cash Surrender Value (Gain)/Loss	376	(572)	948
Interest Income	(231)	(509)	278
Other	23,942	25,633	(1,691)
Total	$29,311	$28,380	$931

Selling, General and Administrative Expenses-Frozen Food Products Segment

Selling, general and administrative expenses in the Frozen Food Products Segment increased by $467 (4.6%) to $10,641 in the first thirty-six weeks of fiscal year 2008 compared to the same thirty-six week period in the prior fiscal year. Higher fuel and health benefit costs contributed to the increase in selling, general and administrative expenses when compared to the same thirty-six week period in fiscal 2007.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

Selling, general and administrative expenses in the Refrigerated and Snack Food Products Segment increased by $464 (2.5%) to $18,670 in the first thirty-six weeks of fiscal year 2008 compared to the same thirty-six week period in the prior fiscal year. Higher fuel and health benefit costs as well as decreases in cash surrender values of life insurance policies contributed to the increase in selling, general and administrative expenses when compared to the same thirty-six week period in fiscal 2007.

Depreciation Expense-Consolidated

Depreciation expense decreased by $31 (1.4%) to $2,249 in the first thirty-six weeks of the 2008 fiscal year compared to the same thirty-six week period in fiscal year 2007. The decrease in depreciation expense was due to lower capital expenditures in recent years and certain significant assets becoming fully depreciated in a prior period.

Depreciation Expense-Frozen Food Products Segment

Depreciation expense in the Frozen Food Products Segment decreased by $71 (11.7%) to $538 in the first thirty-six weeks of the 2008 fiscal year compared to the same thirty-six week period in fiscal year 2007. The decrease in depreciation expense was due to lower capital expenditures in recent years and certain significant assets becoming fully depreciated in a prior period.

Depreciation Expense-Refrigerated and Snack Food Segment

Depreciation expense in the Refrigerated and Snack Food Products Segment increased by $105 (7.6%) to $1,489 in the first thirty-six weeks of the 2008 fiscal year compared to the same thirty-six week period in fiscal year 2007. This increase in depreciation expense results primarily from the Jerky production line that was placed into service in late fiscal year 2007.

Income Taxes-Consolidated

The Company’s income tax provisions for the thirty-six week periods ended July 11, 2008 and July 13, 2007 are as follows:

	July 11, 2008	July 13, 2007
Tax (benefit) provision at regular annual effective rate	$(1,250)	$(22)
Tax Valuation Allowance	4,940	0
Total Income tax provision	$3,690	$(22)

Regular effective tax rate before valuation allowance	34.4%	10.0%

Based upon the Company’s recent operating losses, management determined that it is more likely than not that a portion of its deferred tax assets as of July 11, 2008 may not be realized. Therefore, the Company’s deferred tax asset was reduced by $4,940 in the twelve week period ended July 11, 2008 and includes a portion of its deferred tax assets that may not be realized as well as the net of tax impact to implement certain tax planning strategies.

Before the recording of the income tax valuation allowance, the Company recorded an income tax provision based on an estimated annual effective tax rate of 34.4% in the first thirty-six weeks of fiscal 2008 as compared to 10.0% in the prior fiscal year and 38.2% in the prior period. The change in the effective income tax rate relates to significant non-taxable losses on life insurance policies and revisions to the Company’s projected tax rates related to updated estimates and the recognition of research and development tax credits.

Net Loss-Consolidated

The net loss for the thirty-six weeks ended July 11, 2008 was affected by non-taxable losses on life insurance policies in the amount of $7,320. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may produce losses of equal magnitude. Taxable investment income decreased $278 due to lower cash balances and a decrease in short-term interest rates. After considering the effect of these transactions, the Company’s results were as follows:

	36 Weeks Ended
	July 11, 2008	July 13, 2007
Net loss before taxes, life insurance loss
and investment income	$(3,485)	$(1,302)
Life insurance (loss) gain and investment income	(145)	1,081
Loss before taxes	(3,630)	(221)
Income tax provision	3,690	(22)
Net loss	$(7,320)	$(199)

The Company presents net income or loss before taxes, life insurance gain or loss and investment income because the Company believes it is an important measure for investors to use in understanding the Company’s underlying operations.

Liquidity and Capital Resources (in thousands)

The Company’s need for operations growth, capital expenses and share repurchases are expected to be met with cash flows provided by future operating activities.

Cash flows from operating activities for the thirty-six weeks ended:

	July 11, 2008	July 13, 2007
Net loss	$(7,320)	$(199)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	2,249	2,280
Provision (recovery) on losses on accounts receivable	26	(488)
Gain on sale of property, plant and equipment	(35)	(11)
Tax valuation allowance	4,940	—
Changes in working capital	(398)	11,638
Net cash (used) provided by operating activities	$(538)	$13,220

Significant changes in working capital for the thirty-six weeks ended:

July 11, 2008 – Reductions in operating cash flows for the period ended July 11, 2008 included an increase in prepaid expenses and other current assets in the amount of $839 as well as a reduction in accrued payroll, advertising and other expenses in the amount of $792. These uses of cash were offset by reductions in accounts receivable of $740 and increases in accounts payable and accrued expenses of $567.

July 13, 2007- Operating cash flows for the period ended July 13, 2007 increased primarily due to the sale of trading securities in the amount of $12,200 and a significant reduction in accounts receivable in the amount of $3,204 offset by reductions in accounts payable of $1,078 and accrued payroll, advertising and other expenses of $1,855.

Cash used in investing activities for the thirty-six weeks ended:

	July 11, 2008	July 13, 2007
Proceeds from sale of property, plant and
equipment	$40	$11
Additions to property, plant and equipment	(1,586)	(1,056)
Net cash used in investing activities	$(1,546)	$(1,045)

Expenditures for property, plant and equipment include the acquisition of new equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. Overall capital spending has declined in recent years as the Company carefully scrutinizes capital investments for short term pay-back of investment.

Cash used in financing activities for the thirty-six weeks ended:

	July 11, 2008	July 13, 2007
Shares repurchased	$(3,018)	$(353)
Net cash used in financing activities	$(3,018)	$(353)

The Company’s stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, the Company is authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000 shares of the Company’s common stock on the open market. As of July 11, 2008, up to approximately 481 shares were still authorized for repurchase under the program. No cash dividends were paid during the first thirty-six weeks of the 2008 fiscal year. The Board of Directors suspended the quarterly cash dividend at its May 2004 meeting in recognition of lower profitability levels in recent periods.

The Company remained free of interest bearing debt during the first thirty-six weeks of fiscal year 2008. The Company's revolving line of credit with Bank of America expires on April 30, 2010 and provides for borrowings up to $2,000. The Company has not borrowed under this line for more than twenty consecutive years and expects to renew the line of credit prior to its expiration.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the Company expects to adopt SFAS 141R for any business combinations entered into beginning in fiscal 2010.

In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 was originally effective for fiscal years beginning after November 15, 2007, the Company’s fiscal year 2009, but was partially delayed by one year for non-financial assets and liabilities as detailed within FASB Staff Position 157-2. The Company is currently evaluating SFAS 157 and FASB Staff Position 157-2, and does not believe these pronouncements will materially affect its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires employers to recognize the over- or under-funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, SFAS 158 requires employers to measure the funded status of plans as of the date of the year-end statement of financial position. The recognition and disclosure provisions of SFAS 158 became effective for the Company’s fiscal year ended November 2, 2007 while the requirement to measure plan assets and benefit obligations as of a company’s year-end date is effective for fiscal years ending after December 15, 2008 (effective for the Company’s fiscal year ending October 30, 2009). The impact of the Company’s initial adoption of SFAS 158 is disclosed in Note 3 to the Consolidated Financial Statements of the Annual Report on Form 10-K for the fiscal year ended November 2, 2007 and is reflected in those statements.

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

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

The Company's operating results are heavily dependent upon the prices paid for raw materials. Other significant factors that influence operating results include transportation and energy costs. The marketing of the Company's value-added products does not lend itself to instantaneous changes in selling prices. While the Company attempts to change prices to offset changes in its cost structure, such changes cannot be made frequently enough or quickly enough to mitigate the significant volatility in its raw ingredient, transportation, fuel, and other costs. As a result, the Company’s operations and operating margins are impacted significantly by the volatility of its costs.

Financial Instrument Risk

The Company’s financial instruments generally consist of cash and cash equivalents and life insurance policies. At July 11, 2008, the carrying value of the Company’s financial instruments approximated their fair market values based on current market prices and rates. It is not the Company’s policy to enter into derivative financial instruments.

Foreign Currency Risk

The Company did not have significant foreign currency exposure at July 11, 2008.

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

Fixed – Price Contracts Risk

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at July 11, 2008.

Item 4. Controls and Procedures

Management of the Company, with the participation and under the supervision of the Company’s Chairman and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chairman and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any equity securities during the period covered by this report. The following table provides information regarding repurchases by the Company of its common stock, for each of the three four-week periods included in the interim twelve-week period ended July 11, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number of		Part of Publicly	Purchased Under
	Shares	Average Price	Announced Plans	the Plans or
Period (1)	Purchased	Paid Per Share	or Programs (2)	Programs (2)
April 19, 2008 – May 16, 2008	645	$6.20	645	482,124
May 17, 2008 – June 13, 2008	11,584	$6.28	746	481,378
June 14, 2008 – July 11, 2008	162	$6.75	162	481,216
Total	12,391	$6.29	1,553

(1)	The periods shown are the Company’s fiscal periods during the twelve-week quarter ended July 11, 2008.

(2)	Repurchases reflected in the foregoing table were made on the open market. The Company’s stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005). Under the stock repurchase program, the Company is authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock on the open market. The Company’s Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock issued by the Company in compliance with the requirements of Rule 10b5-1 under the Exchange Act. Commencing on September 16, 2007 and continuing through and including September 15, 2008, CGM shall act as the Company’s exclusive agent to purchase Stock under the Purchase Plan. This Purchase Plan supplements any purchases of stock by the Company “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act or in privately-negotiated transactions. On June 5, 2008, the Company purchased 10,838 shares of its common stock from a shareholder in a privately-negotiated transaction for an aggregate purchase price of approximately $68,000. As of July 11, 2008, the total maximum number of shares that may be purchased under the Purchase Plan is 481,216 at a total maximum aggregate price (exclusive of commission) of $4,812,160.

Item 6.

Exhibits

Exhibit No.	Description
31.1	Certification of Chairman (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)
Dated: August 29, 2008	By:	/s/	Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)