Form 10-K
period 2008-10-31
BRIDGFORD FOODS CORP
filed 2009-01-28
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

Commission file number: 0-2396

______________________________

BRIDGFORD FOODS CORPORATION
(Exact name of Registrant as specified in its charter)

California	95-1778176
(State of incorporation)	(I.R.S. Employer
Identification No.)

     1308 North Patt Street
Anaheim, California 92801
(Address of principal executive offices)

(714) 526-5533
(Registrant’s telephone number, including area code)
______________________________

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
Yes  ☐ No ☒

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes  ☐ No ☒

       The aggregate market value of voting stock held by non-affiliates of the registrant on April 18, 2008 was $11,355,000.

       As of January 23, 2009, there were 9,433,700 shares of common stock outstanding.

       Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held March 18, 2009 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

     Background of Business

     Bridgford Foods Corporation, a California corporation (collectively with its subsidiaries, the “Company,” “we” or “our”), was organized in 1952. The Company originally began its operations in 1932 as a retail meat market in San Diego, California, and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. For more than the past five years, the Company and its subsidiaries have been primarily engaged in the manufacturing, marketing and distribution of an extensive line of frozen, refrigerated and snack food products throughout the United States. The Company has not been involved in any bankruptcy, receivership or similar proceedings, nor has it been party to any merger, acquisition, etc. or acquired or disposed of any material amounts of assets during the past five years. Substantially all of the assets of the Company have been acquired in the ordinary course of business. The Company had no significant change in the type of products produced or distributed, nor in the markets or methods of distribution since the beginning of the fiscal year.

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

	2008	2007
Products manufactured, processed or packaged by the Company	82%	73%
Items manufactured or processed by third parties for distribution	18%	27%
	100%	100%

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

     The Company has two classes of similar food products, each of which has accounted for 10% or more of consolidated sales in the prior two fiscal years listed below. The following table shows sales, as a percentage of consolidated sales, for each of these two classes of similar products for each of the last two fiscal years:

	2008	2007
Frozen Food Products	44%	39%
Refrigerated and Snack Food Products	56%	61%
	100%	100%

     To date, federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, have not had a material effect on the Company’s business.

     Availability of SEC Filings and Code of Conduct on Internet Website

     The Company maintains an Internet website at http://www.bridgford.com. Available on this website, free of charge, are annual reports on Form 10-K, quarterly reports on Form 10-Q and reports filed under Section 16 of the Securities and Exchange Act of 1934, which the Company files with the Securities and Exchange Commission. The Company’s Code of Conduct is also available on the website.

     Major Product Classes

     Frozen Food Products

     The Company’s frozen food division serves both food service and retail customers. The Company sells approximately 190 unique frozen food products through wholesalers, cooperatives and distributors to approximately 21,000 retail outlets and 22,000 restaurants and institutions.

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

     Product Planning and Research and Development

     The Company continually monitors the consumer acceptance of each product within its extensive product line. Individual products are regularly added to and deleted from the Company’s product line. The addition or deletion of any product has not had a material effect on the Company’s operations in the current fiscal year. The Company believes that a key factor in the success of its products is its system of carefully targeted research and testing of its products to ensure high quality and that each product matches an identified market opportunity. The emphasis in new product introductions in the past several years has been in single service items. The Company is constantly searching to develop new products to complement its existing product line and improved processing techniques and formulas for its existing product line. The Company utilizes in-house test kitchens to research and experiment with unique food preparation methods, improve quality control and analyze new ingredient mixtures. The Company’s refrigerated and snack food products segment has continued to refine development of a new major manufacturing line that was put into service in the fourth quarter of fiscal year 2007. Although operational during the most recent fiscal year, significant production levels were not achieved on the line in fiscal year 2008. The Company does not expect to begin significant production until the second quarter of 2009 on this line. Management believes that the line will be profitable and improve margins on existing product lines when fully operational. During 2007, the Company completed development work and preparations for production of shelf-stable sandwiches for the U.S. military forces and others. Sales for shelf-stable sandwiches were $1,191,000 during fiscal year 2008. Other than shelf-stable sandwiches, the Company does not anticipate any significant change in product-mix as a result of its current research and development efforts.

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

     Importance of Key Customers

     Sales to Wal-Mart® comprised 10.2% and 14.6% of revenues for fiscal years 2008 and 2007, respectively. Accounts receivable from Wal-Mart® was 14.2% of total accounts receivable at October 31, 2008 and 12.4% of total accounts receivable at November 2, 2007.

     Sources and Availability of Raw Materials

     The Company purchases large quantities of pork, beef and flour. These ingredients are generally available from a number of different suppliers although the availability of these ingredients is subject to seasonal variation. The Company builds ingredient inventories to take advantage of downward trends in seasonal prices or anticipated supply limitations.

     Employees

     The Company has approximately 613 employees, approximately 42% of whose employment relationship is governed by collective bargaining agreements. These agreements currently expire or expired between December 2008 and March 2012. A contract with Teamsters Locals 87, 150, 386 and 431, covering 12 employees, expired on March 31, 2007. As of January 2009, a new agreement is in the process of ratification. The Company believes that its relationship with employees is favorable.

     Executive Officers of the Registrant

     The names, ages and positions of all the executive officers of the Company as of January 1, 2009 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. William L. Bridgford is the son of Hugh Wm. Bridgford and the nephew of Allan L. Bridgford. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders. All executive officers are full-time employees of the Company, except for Allan L. Bridgford, who works 60% of full-time effective March, 2005.

Name	Age	Position(s) with the Company
Allan L. Bridgford	74	Senior Chairman and member of the Executive Committee
Hugh Wm. Bridgford	77	Vice President and Chairman of the Executive Committee
William L. Bridgford	54	Chairman and member of the Executive Committee
John V. Simmons	53	President and member of the Executive Committee
Raymond F. Lancy	55	Chief Financial Officer, Executive Vice President, Treasurer and member of the
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

     General Risks of Food Industry and Risks Relating to Changes in Consumer Preference and Economic Conditions

     The food industry, and the markets within the food industry in which the Company competes, are subject to various risks, including the following: evolving consumer preferences, nutritional and health-related concerns, federal, state and local food inspection and processing controls, consumer product liability claims, risks of product tampering, and the availability and expense of liability insurance. The meat and poultry industries are subject to scrutiny due to the association of meat and poultry products with recent outbreaks of illness, and on rare occasions even death, caused by food borne pathogens. Product recalls are sometimes required in the food industries to withdraw contaminated or mislabeled products from the market. Additionally, the failure to identify and react appropriately to changes in consumer trends, demands and preferences could lead to, among other things, reduced demand and price reduction for our products. Further, we may be adversely affected by changes in domestic or foreign economic conditions, including inflation or deflation, interest rates, availability of capital markets, consumer spending rates, and energy availability and costs (including fuel surcharges). These and other general risks related to the food industry, if realized by us, could have a significant adverse affect on demand for our products, as well as the costs and availability of raw materials, ingredients and packaging materials, thereby negatively affecting our operating results and financial position.

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

     The Company’s operating results are heavily dependent upon the prices paid for raw materials. The marketing of the Company’s value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. While fluctuations in significant cost structure components, such as ingredient commodities and fuel prices, have had a significant impact on profitability over the last two years, the impact of general price inflation on the Company’s financial position and results of operations has not been significant. Future volatility of general price inflation or deflation and raw material cost and availability could adversely affect the Company’s financial results.

     Risks Relating to Government Regulation

     The operations of the Company are subject to extensive inspection and regulation by the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (the “FDA”) and by other federal, state and local authorities, regarding the processing, packaging, storage, transportation, distribution and labeling of products that are manufactured, produced and processed by the Company. The Company’s processing facilities and products are subject to continuous inspection by USDA and/or other federal, state and local authorities. The USDA has issued strict policies concerning the control of Listeria Monocytogenes in ready-to-eat meat and poultry products and contamination by food borne pathogens such as E. coli, listeria monocytogenes and salmonella, and established a new system of regulation known as the Hazard Analysis Critical Control Points (“HACCP”) program. The HACCP program requires all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements. The Company believes that it is currently in compliance with governmental laws and regulations and that it maintains necessary permits and licenses relating to its meat operations.

     A failure to obtain or a loss of necessary permits and licenses could delay or prevent the Company from meeting current product demand and could adversely affect operating performance. Furthermore, the Company is routinely subject to new or modified laws, regulations and accounting standards. If found to be out of compliance with applicable laws and regulations in these or other areas, the Company could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a significant adverse effect on the Company’s financial results.

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

     Risks Relating to Loss of Major Customers

     The Company could suffer significant reductions in revenues and operating income if we lost one or more of our largest customers, including, for example, Wal-Mart Stores, Inc., which accounted for 10.2% of revenues in fiscal year 2008. Many of our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years.

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

     Members of the Bridgford Family Can Exercise Significant Control

     Members of the Bridgford family beneficially own, in the aggregate, approximately 81% of the outstanding stock of the Company. In addition, three members of the Bridgford family serve on the Board of Directors. As a result, members of the Bridgford family have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our shareholders, including amendments to by-laws, election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other shareholders and could depress the Company’s stock price. Additionally, as a result of the Bridgford family’s significant ownership of the outstanding voting stock, we have relied on the “controlled company” exemption from certain corporate governance requirements of the NASDAQ stock market; therefore, we have elected not to implement the rule that provides for a nominating committee to identify and recommend nominees to the Board of Directors. Pursuant to this exemption, our compensation committee, which is made up of independent directors, does not have sole authority to determine the compensation of our executive officers, including our Chairman.

Item 1B. Unresolved Staff Comments

     Not applicable.

Item 2. Properties

     The Company owns the following facilities:

	Building
	Square
Property Location	Footage	Acreage
Anaheim, California ***	100,000	5.0
Modesto, California **	0	0.3
Dallas, Texas *	94,000	4.0
Dallas, Texas *	30,000	2.0
Dallas, Texas *	16,000	1.0
Dallas, Texas *	3,200	1.5
Statesville, North Carolina *	42,000	8.0
Chicago, Illinois **	156,000	1.5
____________________

     * - property used by Frozen Food Products Segment

     ** - property used by Refrigerated and Snack Food Segment

     ***- property used by both Frozen Food Products and Refrigerated and Snack Food Segments

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

Item 3. Legal Proceedings

     No material legal proceedings were pending against the Company at October 31, 2008 or as of the date of filing of this Annual Report on Form 10-K. The Company is likely to be subject to claims arising from time to time in the ordinary course of its business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on the Company. Any adverse litigation trends and outcomes could significantly and negatively affect the financial results of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     Annual Meeting of Shareholders

     The 2009 annual meeting of shareholders will be held at the offices of Bridgford Foods Corporation, 1308 North Patt Street, Anaheim, California at 10:00 a.m. on Wednesday, March 18, 2009.

     No matters were submitted by the Company’s shareholders during the fourth quarter of the fiscal year ended October 31, 2008.

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

			Cash
			Dividends
Fiscal Year 2008	High	Low	Paid
First Quarter	$7.45	$6.07	$0.00
Second Quarter	$6.94	$5.32	$0.00
Third Quarter	$6.77	$5.40	$0.00
Fourth Quarter	$6.43	$4.26	$0.00
			Cash
			Dividends
Fiscal Year 2007	High	Low	Paid
First Quarter	$8.08	$6.01	$0.00
Second Quarter	$7.95	$7.02	$0.00
Third Quarter	$7.70	$7.23	$0.00
Fourth Quarter	$7.83	$6.45	$0.00

     On January 16, 2009, the closing sale price for the Company’s common stock on the Nasdaq Global Market was $3.79 per share. As of January 16, 2009, there were 322 stockholders of record of the Company’s common stock.

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

Repurchases of Equity Securities by the Issuer

     During fiscal year 2008, the Company repurchased an aggregate of 41,000 shares of its common stock for $254,000 pursuant to its repurchase plan previously authorized by the Board of Directors. The following table provides information regarding the Company’s repurchases of its common stock in each of the four periods comprising the fourth quarter of fiscal year 2008.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or Programs
Period (1)	Shares Purchased	Per Share	Programs (2)	(2)
July 12, 2008 - August 8, 2008 (4 weeks)	207	$6.19	207	481,009
August 9, 2008 - September 5, 2008 (4 weeks)	2,091	$6.25	2,091	478,918
September 5, 2008 - October 3, 2008 (4 weeks)	877	$5.87	877	478,041
October 4, 2008 - October 31, 2008 (4 weeks)	283	$4.81	283	477,758
Total	3,458	$6.03	3,458
____________________

(1)	The periods shown are the Company’s fiscal periods during the sixteen-week quarter ending October 31, 2008.

(2)	All repurchases reflected in the foregoing table were made on the open market. The Company’s stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005). Under the stock repurchase program, the Company is authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock on the open market. The Company’s Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by the Company in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”). Commencing on October 14, 2008 and continuing through and including October 13, 2009, CGM shall act as the Company’s exclusive agent to purchase Stock under the Purchase Plan. This Purchase Plan supplements any purchases of stock by the Company “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased. As of October 31 2008, the total maximum number of shares that may be purchased under the Purchase Plan is 477,758 at a total maximum aggregate price (exclusive of commission) of $4,777,580.

     On March 17, 2008, the Company repurchased approximately 402,000 shares of its common stock from a shareholder in a privately-negotiated transaction outside of the Company’s stock repurchase program for an aggregate purchase price of approximately $2,700,000. The repurchased shares were retired and constitute authorized but unissued shares.

Item 6. Selected Financial Data

     Not applicable to smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For a complete understanding, this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in this Form 10-K.

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

Results of Operations (in thousands except percentages)

Fiscal Year Ended October 31, 2008 (52 weeks) Compared to Fiscal Year Ended November 2, 2007 (52 weeks)

     Net Sales-Consolidated

     Net sales in fiscal 2008 decreased $4,101 (3.3%) when compared to the prior year. The primary reason for the decrease was lower unit volume (7.7%). Increased selling prices (3.5%) partially offset the unit volume decline. Promotional allowances as a percentage of consolidated sales decreased 0.1% which helped to partially offset the net sales decrease.

     Net Sales-Frozen Food Products Segment

     Net sales in the Frozen Food Products segment increased $3,467 (7.0%) compared to the prior year. This increase includes initial sales of shelf-stable sandwiches to the military of $1,191. Unit volume decreases of 2.9% were offset by unit price increases of 6.3%. Promotional allowances were unchanged compared to the prior year.

     Net Sales-Refrigerated and Snack Food Products Segment

     Net sales in the Refrigerated and Snack Food Products segment decreased $7,568 (10.0%) compared to the prior year. Unit volume decreased 11.8% in fiscal 2008. The impact of price increases was negligible. Promotional allowances were unchanged compared to the prior year.

     Cost of Products Sold-Consolidated

     Cost of products sold decreased $803 (1.0%) compared to the prior year primarily due to lower unit sales volume. Higher commodity costs partially offset the impact of the unit volume decrease.

     Cost of Products Sold–Frozen Food Products Segment

     Cost of products sold in the Frozen Food Products segment increased $4,821 (16.0%) compared to the prior year. Record high flour commodity costs in fiscal 2008 were the primary contributing factor causing this increase.

     Cost of Products Sold–Refrigerated and Snack Food Products Segment

     Cost of products sold in the Refrigerated and Snack Food Products segment decreased $5,971 (11.3%) compared to the prior year. Lower unit volumes partially offset by higher meat commodity costs in fiscal 2008 were the primary factors causing this change.

     Gross Margin-Consolidated

     The gross margin before depreciation decreased from 35.1% to 33.6%, in fiscal 2008, primarily due to higher flour and meat commodity costs when compared to the prior fiscal year. Promotional allowances remained essentially unchanged as a percentage of consolidated sales and had no measurable impact on the gross margin.

     Gross Margin–Frozen Food Products Segment

     The gross margin before depreciation decreased from 38.9% to 33.8%, in fiscal 2008, primarily due to record high flour commodity costs when compared to the prior fiscal year. Promotional allowances remained unchanged as a percentage of sales. Increased selling prices were insufficient to overcome increased commodity costs over the course of the fiscal year.

     Gross Margin–Refrigerated and Snack Food Products Segment

     The gross margin before depreciation increased from 30.3% to 31.3%, in fiscal 2008, primarily due to increased in-house production of previously outsourced items offset by higher meat commodity costs and lower unit volumes when compared to the prior fiscal year. The impact of price increases was negligible.

     Selling, General and Administrative Expenses-Consolidated

     Selling, general and administrative expenses increased by $2,003 (4.9%) compared to the prior fiscal year. The increase in this category did not directly correspond to the sales decrease.

     The table below summarizes the primary expense variances:

	52 Weeks Ended		Expense/Loss
	October 31,2008	November 2, 2007	Increase (Decrease)
Fuel	$4,158	$3,202	$956
Benefits-Health/Life	4,445	3,622	823
Benefits-Workers Compensation	1,986	1,493	493
Cash Surrender Value Loss/(Gain)	928	(621)	1,549
Interest Income	(272)	(690)	418
Other	32,007	34,243	(2,236)
Total	$43,252	$41,249	$2,003

     Selling, General and Administrative Expenses-Frozen Food Products Segment

     Selling, general and administrative expenses in the Frozen Food Products segment increased by $1,149 (7.9%) compared to the prior year. Higher fuel, healthcare and workers’ compensation costs were partially offset by lower advertising expenses when compared to the prior year.

     Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

     Selling, general and administrative expenses in the Refrigerated and Snack Food Segment increased $854 (3.2%) compared to the prior year. Higher fuel, healthcare and workers’ compensation costs outpaced the impact of the sales decline.

     Depreciation Expense-Consolidated

     Depreciation expense decreased by $106 (3.1%) compared to the prior year. The decrease in depreciation expense reflects lower capital expenditure levels in recent years and certain significant assets becoming fully depreciated in the 2008 fiscal year.

     Depreciation Expense-Frozen Food Products Segment

     Depreciation expense in the Frozen Food Products segment decreased by $224 (22.2%) compared to the prior year. The decrease in depreciation expense reflects lower capital expenditure levels in recent years and certain significant assets becoming fully depreciated in the 2008 fiscal year.

     Depreciation Expense-Refrigerated and Snack Food Products Segment

     Depreciation expense in the Refrigerated and Snack Food Segment decreased by $189 (7.9%) compared to the prior year. The decrease in depreciation expense reflects lower capital expenditure levels in recent years and certain significant assets becoming fully depreciated in the 2008 fiscal year.

     Income Taxes

     The effective income tax rate was (112.1)% and (56.6%) in fiscal years 2008 and 2007, respectively. In fiscal year 2008, the effective income tax rate differed from the applicable mixed statutory rate of approximately 38% primarily due to recording a full valuation allowance on the Company’s deferred tax assets of $8,615 (Refer to Note 4) and the Company’s current year claim for research and development tax credits and non-taxable life insurance. In fiscal year 2007, the effective income tax rate differed from the applicable mixed statutory rate of approximately 38% primarily due to the Company’s current year claim for research and development tax credits and non-taxable life insurance.

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

     Net Sales-Refrigerated and Snack Food Products Segment

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

     Cost of Products Sold–Refrigerated and Snack Food Products Segment

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

     Gross Margin–Refrigerated and Snack Food Products Segment

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

     Selling, General and Administrative Expenses-Refrigerated and Snack Food Procuts Segment

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

     Depreciation Expense-Refrigerated and Snack Food Products Segment

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

Cash flows from operating activities:

	2008	2007
Net income (loss)	$(12,447)	$(292)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	3,283	3,389
(Recovery) from losses on accounts receivable	(194)	(245)
(Gain) on sale of property, plant and equipment	(27)	(8)
(Gain) on sale of equity securities	—	—
Deferred income taxes, net	(2,107)	(523)
Tax valuation allowance	8,615	---
Changes in operating working capital	2,483	9,911
Net cash (used) provided by operating activities	$(394)	$12,232

     For fiscal year 2008, net cash was used in operating activities of $394. The Company funded additions to property, plant and equipment in the amount of $1,880 and share repurchases of $3,039 from cash balances. For fiscal year 2007, net cash provided by operating activities was $12,232, which enabled the Company to fund additions to property, plant and equipment in the amount of $1,587 and share repurchases of $515.

     Significant changes in working capital are as follows:

2008 – Operating cash flows decreased primarily due to reductions in other non-current assets and the current portion of non-current liabilities offset by decreases in inventories, prepaid expenses and accrued payroll, advertising and other expenses. During the year the Company funded $2,467 toward its defined benefit pension plan.

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

Cash used in investing activities:

	2008	2007
Proceeds from sale of property, plant and equipment	$69	$26
Additions to property, plant and equipment	(1,880)	(1,587)
Net cash used in investing activities	$(1,811)	$(1,561)

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

Cash used in financing activities:

	2008	2007
Shares repurchased	$(3,039)	$(515)
Net cash used in financing activities	$(3,039)	$(515)

     The Company’s stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005). Under the stock repurchase program, the Company is authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock on the open market. As of October 31, 2008, up to 447,758 shares were still authorized for repurchase under the program.

     The Company has remained free of interest-bearing debt for twenty-two consecutive years. The Company maintains a line of credit with Bank of America that expires April 30, 2010. Under the terms of this line of credit, the Company may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless the Company elects an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require the Company to maintain certain levels of shareholders’ equity and working capital. The Company was in violation of the shareholders’ equity covenant which was subsequently waived and modified per an amendment to the agreement (dated as of January 9, 2009). The Company is currently in compliance with all provisions of the agreement. There were no borrowings under this line of credit during the year. Management believes that the Company’s strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for fiscal 2009.

Off-Balance Sheet Arrangements

     The Company does not currently have any off balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations (in thousands)

     The Company has remained free of interest bearing debt for twenty-two consecutive years and had no other debt or other contractual obligations except for leases existing at October 31, 2008. The Company leases certain transportation equipment under operating leases.

Future minimum lease payments are approximately (in thousands):

					2012
					and
					there-
	2008	2009	2010	2011	after
Net Lease Commitments	$425	$425	$425	$425	$405

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

     Disclosure concerning the Company’s policies on credit risk, revenue recognition, cash surrender or contract value for life insurance policies, deferred taxes, income tax and the recoverability of its long-lived assets are provided in Notes 1 and 4 to the Consolidated Financial Statements.

     Estimated amounts related to liabilities for pension benefits are especially subject to inherent uncertainties and these liabilities may ultimately settle at amounts not originally estimated. Management believes its current estimates are reasonable and based on the best information available at the time.

Recently Issued Accounting Pronouncements and Regulations

     During the last three years, various accounting standard-setting bodies have been active in soliciting comments and issuing statements, interpretations and exposure drafts. For information on new accounting pronouncements and the impact, if any, on the Company’s financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Not applicable for smaller reporting company.

Item 8. Consolidated Financial Statements and Supplementary Data

     Not applicable for smaller reporting company.

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

     The Audit Committee of the Board of Directors meets regularly with the Company’s financial management and counsel, and with the independent registered public accounting firm engaged by the Company. Internal accounting controls and the quality of financial reporting are discussed during these meetings. The Audit Committee has discussed with the independent registered public accounting firm matters required to be discussed by Statement of Auditing Standards No. 61 (Communication with Audit Committees). In addition, the independent registered public accounting firm’s independence from the Company and its management, including the matters in the written disclosures required by Public Company Accounting Oversight Board Rule 3526 “Communicating with Audit Committees Concerning Independence”, has been discussed by the Committee and the independent registered public accounting firm.

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

     The Securities and Exchange Commission, on December 15, 2006, adopted new measures to grant relief to smaller public companies by extending the date of compliance with Section 404 of the Act. Under these new measures, the Company will be required to comply with the Act in two phases. The first phase was completed by the Company for fiscal year ending October 31, 2008 and required the Company to issue a management report on internal control over financial reporting. The second phase will require the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending October 30, 2010.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

     Information set forth in the sections entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on March 18, 2009 is incorporated herein by reference. Information concerning the executive officers of the Company is set forth in Part I hereof under the heading “Executive Officers of the Registrant”.

Item 11. Executive Compensation

     Information set forth in the sections entitled “Proposal 1 – Election of Directors” and “Compensation of Executive Officers” contained in the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders to be held on March 18, 2009 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information set forth in the sections entitled “Principal Shareholders and Management” and “Proposal 1 – Election of Directors” contained in the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders to be held on March 18, 2009 is incorporated herein by reference.

Equity Compensation Plan Information

     The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing compensation plans as of October 31, 2008. The Company’s sole shareholder approved equity compensation plan is the 1999 Stock Incentive Plan. The Company does not have any non-stockholder approved equity compensation plans.

	Number of securities to		Number of securities remaining
	be issued upon exercise of		available for future issuance under
	outstanding options,	Weighted-average exercise	equity compensation plans as of
	warrants and rights as of	price of outstanding	October 31, 2008 (excluding securities
	October 31, 2008	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security
holders	250,000	$10.00	650,000
Equity compensation plans
not approved by security
holders	—	—	—
Total	250,000	$10.00	650,000

Item 13. Certain Relationships and Related Transactions, and Director Independence (not in thousands)

     Information set forth in the section entitled “Certain Relationships and Related Party Transactions” contained in the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders to be held on March 18, 2009 is incorporated herein by reference.

     The Company is considered a “controlled company” within the meaning of Rule 4350(c)(5) of the National Association of Securities Dealers (“NASD”) and is therefore exempted from various NASD rules pertaining to certain “independence” requirements of its directors. Nevertheless, the Board of Directors has determined that Messrs. Andrews, Foster, Schulze, Scott and Zippwald, who together comprise the Audit Committee, are all “independent directors” within the meaning of Rule 4200 of the Nasdaq Marketplace Rules.

     The Company's general legal counsel is the son of the senior chairman of the board of directors. For these services, he currently is paid a fee of $1,350 for each meeting attended. Total fees paid under this arrangement for fiscal year 2008 were $14,975. In addition, legal services are performed on behalf of the Company and billed by a firm in which he is a partner. Total fees billed under this arrangement for fiscal year 2008 were approximately $63,000.

Item 14. Principal Accountant Fees and Services

     Information set forth in the sections entitled “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit Services And Permissible Non-Audit Services of Independent Accountants” contained in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on March 18, 2009 is incorporated herein by reference.

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
____________________

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

Date: January 28, 2009

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

Signature	Title	Date

/s/ WILLIAM L. BRIDGFORD	Chairman	January 28, 2009
William L. Bridgford	(Principal Executive Officer)

/s/ ALLAN L. BRIDGFORD	Senior Chairman	January 28, 2009
Allan L. Bridgford

/s/ HUGH WM. BRIDGFORD	Vice President and Director	January 28, 2009
Hugh Wm. Bridgford

/s/ JOHN V. SIMMONS	President	January 28, 2009
John V. Simmons

/s/ RAYMOND F. LANCY	Chief Financial Officer	January 28, 2009
Raymond F. Lancy	(Principal Financial Officer)

/s/ TODD C. ANDREWS	Director	January 28, 2009
Todd C. Andrews

/s/ RICHARD A. FOSTER	Director	January 28, 2009
Richard A. Foster

/s/ ROBERT E. SCHULZE	Director	January 28, 2009
Robert E. Schulze

/s/ D. GREGORY SCOTT	Director	January 28, 2009
D. Gregory Scott

/s/ PAUL R. ZIPPWALD	Director	January 28, 2009
Paul R. Zippwald

Management’s Report on Internal Control Over Financial Reporting

     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Management conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008. Based on management’s assessment and those criteria, management believes that the internal control over financial reporting as of October 31, 2008 was effective.

     Management’s internal control report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

     There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Bridgford Foods Corporation

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation (the “Company”) as of October 31, 2008 and November 2, 2007 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the fiscal years ended October 31, 2008 and November 2, 2007. In connection with our audits of the consolidated financial statements, we also have audited the supplementary information included in Schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2008 and November 2, 2007, and the consolidated results of its operations and its cash flows for the fiscal years ended October 31, 2008 and November 2, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective November 2, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

As discussed in Notes 1 and 4 to the consolidated financial statements, effective November 3, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”.

/s/ HASKELL & WHITE LLP

Irvine, California
January 28, 2009

BRIDGFORD FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
October 31, 2008 and November 2, 2007
(in thousands, except per share amounts)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,092	$11,336
Accounts receivable, less allowance for doubtful accounts of $397 and $482, respectively and promotional allowances of $2,015 and $1,980, respectively	8,867	8,563
Inventories	16,052	18,332
Prepaid expenses	442	1,137
Refundable income taxes	464	497
Deferred income taxes, less valuation allowance of $2,422 at October 31, 2008	—	1,490
Total current assets	31,917	41,355

Property, plant and equipment, net of accumulated depreciation of $53,740 and $53,840, respectively	9,775	11,221
Other non-current assets	10,263	11,191
Deferred income taxes, less valuation allowance of $6,193 at October 31, 2008	—	3,880
Total assets	$51,955	$67,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,073	$2,978
Accrued payroll, advertising and other expenses	6,850	5,253
Current portion of non-current liabilities	1,555	3,671
Total current liabilities	11,478	11,902
Non-current liabilities	7,943	5,776
Total liabilities	19,421	17,678

Contingencies and commitments (Notes 3, 5 and 6)

Shareholders’ equity:
Preferred stock, without par value
Authorized - 1,000 shares Issued and outstanding – none	—	—
Common stock, $1.00 par value
Authorized - 20,000 shares: Issued and outstanding – 9,435 in 2008 and 9,889 in 2007	9,492	9,946
Capital in excess of par value	11,204	13,789
Retained earnings	14,298	26,837
Accumulated other comprehensive loss	(2,459)	(603)
Total shareholders’ equity	32,535	49,969
	$51,955	$67,647

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended October 31, 2008 and November 2, 2007
(in thousands, except share and per share amounts)

	2008	2007
Net sales	$120,990	$125,091
Cost of products sold, excluding depreciation	80,323	81,126
Selling, general and administrative expenses	43,252	41,249
Depreciation	3,283	3,389
	126,858	125,764
(Loss) before taxes	(5,868)	(673)
Provision (benefit) for taxes on income	6,579	(381)
Net (loss)	$(12,447)	$(292)
Basic (loss) per share	$(1.30)	$(0.03)
Shares used to compute basic (loss) per share	9,577,286	9,928,107
Diluted (loss) per share	$(1.30)	$(0.03)
Shares used to compute diluted (loss) per share	9,577,286	9,928,107

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the years ended October 31, 2008 and November 2, 2007
(in thousands)

					Accumulated
			Capital in		other	Total
			excess of	Retained	comprehensive	shareholders’
	Shares	Amount	par value	earnings	income (loss)	equity
Balance, November 3, 2006	9,958	$10,015	$14,235	$27,129	$(1,193)	$50,186
Shares repurchased and retired	(69)	(69)	(446)			(515)
Net loss				(292)		(292)
Other comprehensive net income (loss):
Unrealized loss on
investment (Note 1)					(6)	(6)
Net Change in pension
liability prior to SFAS
158 adoption					1,163	1,163
SFAS 158 adoption					(567)	(567)
Comprehensive income						298
Balance, November 2, 2007	9,889	9,946	13,789	26,837	(603)	49,969
Adoption of Fin 48
(Note 4)				(92)		(92)
Shares repurchased and retired	(454)	(454)	(2,585)			(3,039)
Net loss				(12,447)		(12,447)
Other comprehensive net income (loss):
Unrealized loss on
investment (Note 1)					(106)	(106)
Net change in defined
benefit plans					(2,093)	(2,093)
Net change in other benefit plans					343	343
Comprehensive loss						(14,303)
Balance, October 31, 2008	9,435	$9,492	$11,204	$14,298	$(2,459)	$32,535

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended October 31, 2008 and November 2, 2007
(in thousands)

	2008		2007
Cash flows from operating activities:
Net (loss)		$(12,447)	$(292)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation		3,283	3,389
(Recovery) on losses on accounts receivable		(194)	(245)
(Gain) on sale of property, plant and equipment		(27)	(8)
Deferred income taxes, net		(2,107)	(523)
Tax Valuation Allowance		8,615	---
Changes in operating assets and liabilities:
Trading securities		---	12,200
Accounts receivable		(111)	1,905
Inventories		2,281	1,211
Prepaid expenses		524	(887)
Income taxes receivable		33	489
Other non-current assets		928	(951)
Accounts payable		96	(945)
Accrued payroll, advertising and other expenses		1,504	(775)
Current portion of non-current liabilities		(2,116)	(597)
Non-current liabilities		(656)	(1,739)
Net cash (used) provided by operating activities		(394)	12,232
Cash used in investing activities:
Proceeds from sale of property, plant and equipment		69	26
Additions to property, plant and equipment		(1,880)	(1,587)
Net cash used in investing activities		(1,811)	(1,561)
Cash used in financing activities:
Shares repurchased		(3,039)	(515)
Net cash used in financing activities		(3,039)	(515)
Net (decrease) increase in cash and cash equivalents		(5,244)	10,156

Cash and cash equivalents at beginning of year		11,336	1,180
Cash and cash equivalents at end of year		$6,092	$11,336

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$	---	$8

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

Use of estimates and assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits and impairment of deferred tax assets are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts not originally estimated. Management believes its current estimates are reasonable and based on the best information available at the time.

     Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company is required to test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an impairment is indicated, the Company must measure the fair value of assets in accordance with SFAS 144 to determine if and when adjustments are to be recorded.

Concentrations of credit risk

     The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The carrying amount of cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate fair market value due to the short maturity of these instruments. The Company maintains cash balances at financial institutions, which may at times exceed the amounts insured by the Federal Deposit Insurance Corporation of $250 per institution through December 31, 2009. However, management does not believe there is significant credit risk associated with these financial institutions. The provision for doubtful accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. Sales to Wal-Mart® comprised 10.2% of revenues in fiscal year 2008 and 14.2% of accounts receivable was due from Wal-Mart® at October 31, 2008. Sales to Wal-Mart® comprised 14.6% of revenues in fiscal year 2007 and 12.4 % of accounts receivable was due from Wal-Mart® at November 2, 2007.

Business segments

     The Company and its subsidiaries operate in two business segments - the processing and distribution of frozen foods, and the processing and distribution of refrigerated and snack food products.

Fiscal year

     The Company maintains its accounting records on a 52-53 week fiscal basis. Fiscal years 2008 and 2007 included 52 weeks.

Revenues

     Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through the Company’s own long-haul fleet or through a Company owned direct store delivery system. These delivery costs, $6,915 and $6,375 for 2008 and 2007, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements. The Company records promotional and returns allowances based on recent and historical trends.

Cash equivalents

     The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills of 6,092 at October 31, 2008 and $11,336 at November 2, 2007.

Investments

     In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, the Company classifies certain equity securities as available for sale and measures them at market value (fair value). The Company accounts for the investments in securities received by customers as part of a bankruptcy settlements as available for sale by recording unrealized gains or losses in other comprehensive income as a component of stockholders' equity. The Company does not have any investments categorized as trading or held to maturity as of October 31, 2008 or November 2, 2007.

Available for sale securities:	2008	2007
Market value of investment in securities	250	281
Acquisition value of investments in securities	430	291
Unrealized (loss) on investment	(180)	(10)

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

     The Company provides tax reserves for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing and are determined in accordance with FASB Interpretation No. 48 (See Note 4 to the financial statements). Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s results of operations.

Stock-based compensation

     The Company measures and recognizes compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. The Company has not issued, awarded, granted or entered into any stock-based payment agreements since April 29, 1999.

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

     Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company is required to test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an impairment is indicated, the Company must measure the fair value of assets in accordance with SFAS 144 to determine if and when adjustments are to be recorded.

     The Company’s credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The provision for doubtful accounts receivable is based on historical trends and current collectibility risk. The Company has significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. The Company monitors these customers closely to minimize the risk of loss. Sales to Wal-Mart® comprised 10.2% of revenues in fiscal year 2008 and 14.2% of accounts receivable was due from Wal-Mart® at October 31, 2008. Sales to Wal-Mart® comprised 14.6% of revenues in fiscal year 2007 and 12.4 % of accounts receivable was due from Wal-Mart® at November 2, 2007.

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

Recently Issued Accounting Pronouncements and Regulations

     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earning in the year of adoption. As a result of the implementation of FIN 48, the Company recorded a decrease of $92 to opening retained earnings at November 3, 2007, with an offsetting increase to accrued FIN 48 liability. This entire amount would reduce the Company’s effective income tax rate if the asset is recognized in future reporting periods. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

     In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. However, on December 14, 2007 the FASB issued proposed FASB Staff Position (“FSP”) SFAS 157-b (“FSP 157-b”), which partially delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect this statement will have a material impact on the Company’s results of operations or financial position upon adoption.

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

     In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, "Employers Disclosures about Postretirement Benefit Plan Assets", which provides additional guidance on an employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company plans to adopt this interpretation in fiscal 2010. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of our defined benefit pension plans.

NOTE 2- Composition of Certain Financial Statement Captions:

	2008	2007
Inventories:
Meat, ingredients and supplies	$4,086	$3,726
Work in process	2,322	1,360
Finished goods	9,644	13,246
	$16,052	$18,332

Property, plant and equipment:
Land	$1,840	$1,840
Buildings and improvements	13,440	13,496
Machinery and equipment	40,796	42,025
Asset impairment reserve	(176)	(54)
Transportation equipment	7,368	7,650
Construction in process	247	104
	63,515	65,061
Accumulated depreciation	(53,740)	(53,840)
	$9,775	$11,221

Other non-current assets:
Cash surrender value benefits	$10,253	$11,181
Intangible asset	10	10
	$10,263	$11,191

Accrued payroll, advertising and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$4,793	$3,396
Accrued advertising and broker commissions	1,031	929
Property taxes	356	363
Others	670	565
	$6,850	$5,253

Current portion of non-current liabilities:
Incentive compensation	$129	$203
Accrued pension cost	916	2,877
Other accrued retirement plans	510	506
Post retirement healthcare	0	85
	$1,555	$3,671

Non-current liabilities:
Incentive compensation	$241	$285
Accrued pension cost	3,354	688
Other accrued retirement plans	3,542	3,692
Post retirement healthcare	806	1,111
	$7,943	$5,776

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

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
Deferred income taxes current	$1,494	$(4)	$1,490
Deferred income taxes	3,524	356	3,880
Total assets	67,299	348	67,647
Current liabilities	11,913	(11)	11,902
Non-current liabilities	4,850	926	5,776
Accumulated other comprehensive (loss)	(36)	(567)	(603)
Total shareholders’ equity	50,536	(567)	49,969
Total liabilities and shareholders’ equity	$67,299	$348	$67,647

Noncontributory-Trusteed Defined Benefit Retirement Plans for Sales, Administrative, Supervisory and Certain Other Employees

     The Company has noncontributory-trusteed defined benefit retirement plans for sales, administrative, supervisory and certain other employees. In the third quarter of fiscal 2006, the Company froze future benefit accruals under this plan for employees classified within the administrative, sales or supervisory job classifications or within any non-bargaining class. The benefits under these plans are primarily based on years of service and compensation levels. The Company’s funding policy is to contribute annually the maximum amount deductible for federal income tax purposes, without regard to the plans’ unfunded current liability. The measurement date for the plan is the Company’s fiscal year end.

     Net pension cost consisted of the following:

	2008	2007
Service cost	$148	$170
Interest cost	1,948	1,856
Expected return on plan assets	(2,300)	(1,892)
Amortization of unrecognized loss	—	—
Amortization of transition asset (15.2 years)	—	—
Amortization of unrecognized prior service costs	1	2
Net pension (gain) cost	$(203)	$136

     Net pension cost is determined using assumptions as of the beginning of each fiscal year. Weighted average assumptions for the fiscal years are as follows:

	2008	2007
Discount rate	8.00%	6.25%
Rate of increase in salary levels	N/A	N/A
Expected return on plan assets	8.00%	8.25%

     The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	2008	2007
Change in benefit obligations:
Benefit obligations - beginning of year	$31,371	$30,469
Service cost	148	170
Interest cost	1,948	1,856
Actuarial (gain) loss	(6,807)	(245)
Benefits paid	(841)	(879)
Curtailments	—	—
Plan amendments	—	—
Benefit obligations - end of year	25,819	31,371
Change in plan assets:
Fair value of plan assets - beginning of year	27,806	23,279
Employer contributions	2,467	2,439
Actual return on plan assets	(7,884)	2,967
Benefits paid	(841)	(879)
Fair value of plan assets - end of year	21,548	27,806
Funded status of the plans	(4,271)	(3,565)
Unrecognized prior service costs	8	10
Unrecognized net actuarial loss	3,954	576
Accrued pension cost	$(309)	$(2,979)

     The accumulated benefit obligation was $25,819 and $31,371 at October 31, 2008 and November 2, 2007, respectively.

     The benefit obligation is determined using assumptions as of the end of each fiscal year. Weighted average assumptions as of the fiscal years ended are as follows:

	2008	2007
Discount rate	8.00%	6.25%
Rate of increase in salary levels	N/A	N/A

     The discount rate used to value the projected benefit obligation was 8.00% for fiscal year 2008. SFAS No. 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans” amended paragraph 44 of SFAS No. 87 “Employers’ Accounting for Pensions” to require that an internal rate of return analysis be included in the discount rate selection process. The discount rates were based on Citigroup Pension Liability Index as of October 31, 2008.

     Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted-average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. The compensation increase assumption is based upon historical patterns of salary increases and management’s expectation of future salary increases for plan participants. The expected Company contribution to the plan in fiscal year 2009 is $916.

     The actual allocations as of the fiscal years ended and target allocation for plan assets are as follows:

		Target		Target
		Asset		Asset
Asset Class	2008	Allocation	2007	Allocation
Large Cap Equities	34.7%	40.0%	40.6%	40.0%
Mid Cap Equities	6.5%	10.0%	9.6%	10.0%
Small Cap Equities	3.8%	5.0%	4.3%	5.0%
International (including Non-U.S. Fixed Income)	10.8%	20.0%	21.2%	20.0%
Fixed Income	6.2%	0.0%	0.0%	0.0%
Other (Government/Corporate, Bonds)	29.0%	25.0%	24.2%	25.0%
Cash	9.0%	0.0%	0.1%	0.0%
Total	100.0%	100.0%	100.0%	100.0%

     Expected payments for the pension benefits are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
Fiscal 2009	$1,106	$515
Fiscal 2010	$1,145	$515
Fiscal 2011	$1,200	$515
Fiscal 2012	$1,307	$515
Fiscal 2013	$1,427	$516
Fiscal 2014-2018	$9,164	$1,474

     Net amounts recognized as of the end of each fiscal year are as follows:

	2008	2007
Accrued benefit cost	$(4,271)	$(3,565)
Intangible asset	8	10
Accumulated other comprehensive income	3,954	576
	$(309)	$(2,979)

Non-Qualified Supplemental Retirement Plan for Certain Key Employees

     In fiscal year 1991, the Company adopted a non-qualified supplemental retirement plan for certain key employees. Benefits provided under the plan are equal to 60% of the employee’s final average earnings, less amounts provided by the Company’s defined benefit pension plan and amounts available through Social Security. Effective January 1, 1991 the Company adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. The Company contributes an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination or attainment of retirement age. No benefit expense was recorded under these plans for fiscal years 2008 and 2007. Benefits payable related to these plans and included in other non-current liabilities in the accompanying financial statements were $3,541 and $3,692 at October 31, 2008 and November 2, 2007, respectively. In connection with this arrangement the Company is the beneficiary of life insurance policies on the lives of certain key employees. The aggregate cash surrender value of these policies, included in non-current assets, was $10,254 and $11,181 at October 31, 2008 and November 2, 2007, respectively.

Incentive Compensation Plan for Certain Key Executives

     The Company provides an incentive compensation plan for certain key executives, which is based upon the Company’s pretax income. The payment of these amounts is generally deferred over a five-year period. The total amount payable related to this arrangement was $369 and $488 at October 31, 2008 and November 2, 2007, respectively. Future payments are approximately $129, $98, $79, $46 and $17 for fiscal years 2009 through 2013, respectively.

Postretirement Health Care Benefits for Selected Executive Employees

     The Company provides postretirement health care benefits for selected executive employees. Net periodic postretirement benefit cost is determined using assumptions as of the beginning of each fiscal year.

     Net periodic postretirement benefit cost consisted of the following:

	2008	2007
Service cost	$15	$15
Interest cost	72	70
Return on plan assets	0	0
Amortization of unrecognized loss	0	0
Amortization of prior service cost	75	75
Amortization of actuarial loss	2	10
Net periodic postretirement benefit cost	$164	$170

     Weighted average assumptions for the fiscal years ended October 31, 2008 and November 2, 2007 are as follows:

	2008	2007
Discount rate	8.00%	6.25%
Medical trend rate next year	9.00%	9.00%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2016	2011

     The table below shows the estimated effect of a 1% increase in health care cost trend rate on the following:

	2008	2007
Interest cost plus service cost	$10	$10
Accumulated postretirement benefit obligation	$67	$111

     The table below shows the estimated effect of a 1% decrease in health care cost trend rate on the following:

	2008	2007
Interest cost plus service cost	$(8)	$(9)
Accumulated postretirement benefit obligation	$(57)	$(94)

     The benefit obligation and funded status of this plan as of the fiscal year ended October 31, 2008 is as follows:

	2008	2007
Change in accumulated postretirement benefit obligation:
Benefit obligations - beginning of year	$1,196	$1,159
Service cost	15	15
Interest cost	72	70
Actuarial (gain) loss	(465)	(44)
Benefits paid	(12)	(4)
Plan amendments	—	—
Benefit obligations - end of year	$806	1,196
Funded status of the plans	806	1,196
Unrecognized prior service costs	(224)	(298)
Unrecognized net actuarial loss	324	(144)
Unrecognized net transition asset	—	—
Accrued postretirement benefit cost	N/A	N/A
Unrecognized amounts in other comprehensive income (SFAS 158)	(100)	442
Postretirement benefit liability	$806	$1,196

     Expected payments for the postretirement benefits are as follows:

Postretirement
Benefits
Fiscal 2009	$63
Fiscal 2010	$64
Fiscal 2011	$65
Fiscal 2012	$65
Fiscal 2013	$65
Fiscal 2014-2018	$304

Stock Incentive Plan

     The Company’s 1999 Stock Incentive Plan (“the Plan”) was approved by the Board of Directors on January 11, 1999 and 275,000 options were granted on April 29, 1999. During fiscal year 2000, 25,000 options were canceled. Under the Plan, the maximum aggregate number of shares which may be optioned and sold is 900,000 shares of common stock, subject to adjustment upon changes in capitalization or merger. Generally, options granted under the plan vest in annual installments over four years following the date of grant (as determined by the Board of Directors) subject to the optionee’s continuous service. Options expire ten years from the date of grant with the exception of an incentive stock option granted to an optionee who owns stock representing more than 10% of the voting power of all classes of stock of the Company, in which case the term of the option is five years. Options generally terminate three months after termination of employment or one year after termination due to permanent disability or death. Options are granted at a fair market value determined by the Board of Directors subject to the following:

a.)	With respect to options granted to an employee or service provider who, at the time of grant owns stock representing more than 10% of the voting power of all classes of stock of the Company; the per share exercise price shall be no less than 110% of the fair market value on the date of grant.

b.)	With respect to options granted to an employee or service provider other than described in the preceding paragraph, the exercise price shall be no less than 100% for incentive stock options and 85% for non-statutory stock options of the fair market value on the date of grant.

No options have been granted, exercised, canceled or forfeited for the last five fiscal years.

     The following balances are active as of October 31, 2008 (exercise prices stated on a per share basis):

			Options Exercisable
Options Outstanding		Weighted average	Weighted average
Exercise price	Shares	remaining life (years)	exercise price	Shares	Weighted average exercise price
$10	250,000.5		$10	250,000	$10

     The following balances are active as of November 2, 2007:

			Options Exercisable
Options Outstanding		Weighted average	Weighted average
Exercise price	Shares	remaining life (years)	exercise price	Shares	Weighted average exercise price
$10	250,000	1.5	$10	250,000	$10

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

     During the fiscal year ended November 3, 2006, the Company implemented a qualified 401(K) retirement plan (the “Plan”) for its sales, administrative, supervisory and certain other employees. During fiscal years 2008 and 2007, the Company made total contributions to the Plan in the amounts of $414 and $470, respectively.

NOTE 4- Income Taxes:

     The provision (benefit) for taxes on income includes the following:

	2008	2007
Current:
Federal	$1	$37
State	70	136
	71	173

Deferred:
Federal	5,557	(432)
State	951	(122)
	6,508	(554)
	$6,579	$(381)

     The total tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

	2008	2007
(Benefit) provision for federal income taxes at the applicable statutory rate	$(1,995)	$(229)
(Decrease) increase in provision resulting from state income taxes, net of federal
income tax benefit	(372)	(47)
Research & development tax credit	(15)	(25)
Non-taxable life insurance gain	315	(211)
Valuation allowance	8,615	---
Other, net	31	131
	$6,579	$(381)

     Deferred income taxes result from differences in the bases of assets and liabilities for tax and accounting purposes.

	2008		2007
Receivables allowances		$360	$193
Inventory reserves		451	364
Incentive compensation		45	69
State taxes		24	(241)
Employee benefits		1,479	1,051
Other		63	54
Valuation allowance		(2,422)	---
Current tax assets, net	$	---	$1,490
Incentive compensation		$96	$114
Pension and health care benefits		2,983	2,306
Depreciation		(125)	(274)
Net operating loss carry-forward		3,239	1,734
Valuation allowance		(6,193)	---
Non-current tax assets, net	$	---	$3,880

     Under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("FAS 109"), Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences. FAS 109 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. As a result of significant losses in fiscal 2008 and losses in recent years, the Company concluded that a valuation reserve should be recorded in the 3rd quarter of 2008. A partial reserve was recognized after consideration of tax planning strategies at July 11, 2008. Significant fourth quarter losses and further deterioration of economic conditions including further decreases in building and real estate values resulted in a change in the tax planning strategies at October 31, 2008. As a result, management believes it is more likely than not that the deferred tax assets will not be realized and has recorded a full valuation allowance on all deferred tax assets during the fourth quarter of fiscal 2008.

     As of October 31, 2008, the Company had net operating loss carryforwards of approximately $8,055 and $7,417 for federal and state purposes, respectively. These loss carryforwards will expire at various dates from 2011 through 2027.

     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 was reported as an adjustment to the opening balance of retained earnings during fiscal year beginning November 3, 2007.

     As of October 31, 2008, the Company has provided a liability of $97 for unrecognized tax benefits related to various federal and state income tax matters. The cumulative effect of applying FIN 48 has been recorded as a decrease of $92 to opening retained earnings with an offsetting increase to accrued FIN 48 liability. This entire amount would reduce the Company’s effective income tax rate if the asset is recognized in future reporting periods. The Company has not identified any new unrecognized tax benefits.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at November 3, 2007	$92
Additions based on tax positions related to the current year	---
Additions for tax positions of prior years	5
Reductions for tax positions of prior years	---
Settlements	---

Balance at October 31, 2008	$97

     The Company will recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of October 31, 2008, the Company had approximately $4 in accrued interest and penalties which is included as a component of the $97 unrecognized tax benefit noted above.

     The Company is subject to U.S. federal income tax, and is currently under audit by the Internal Revenue Service for the years ended October 31, 2002 through 2006. The Company's federal income tax returns are open to audit under the statute of limitations for the years ended October 31, 2004 through 2007. The Company's statute of limitations for its years ended October 31, 2002 and 2003 have been extended to October 31, 2009. The Company believes the appropriate provisions for all outstanding issues have been made for all years under audit.

     The Company is subject to income tax in California and various other state taxing jurisdictions. The Company’s state income tax returns are open to audit under the statute of limitations for the years ended October 31, 2003 through 2007. The Company is currently under examination by New York and Texas. No specific issues regarding these examinations have been formally presented by the states conducting these examinations.

     The company does not anticipate a significant change to the total amount of unrecognized tax benefits within the upcoming fiscal year.

NOTE 5- Line of Credit:

     Under the terms of a revolving line of credit with Bank of America, the Company may borrow up to $2,000 through April 30, 2010. The interest rate is at the bank’s reference rate unless the Company elects an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require the Company to maintain certain levels of shareholders’ equity and working capital. The Company was in violation of the shareholders’ equity covenant which was subsequently waived and modified per an amendment to the agreement (dated as of January 9, 2009). The company is currently in compliance with all provisions of the agreement. There were no borrowings under this line of credit during the year.

NOTE 6- Contingencies and Commitments:

     The Company leases certain transportation and computer equipment under operating leases. The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. Minimum rental payments were $425 in fiscal year 2008 and $415 in fiscal year 2007. Contingent payments were approximately $ 124 in fiscal year 2008 and $120 in fiscal year 2007. Future minimum lease payments are approximately $425 in the each of the years 2009 through 2012 and $405 in 2013 and thereafter.

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

The following segment information is for the years ended October 31, 2008 and November 2, 2007:

		Refrigerated
	Frozen Food	and Snack Food
2008	Products	Products	Other	Elimination	Totals
Sales	$52,868	$68,122	$—	$—	$120,990
Intersegment sales	—	1,487	—	(1,487)	—
Net sales	52,868	69,609	—	(1,487)	120,990
Cost of products sold, excluding
depreciation	34,990	46,820	—	(1,487)	80,323
Selling, general and administrative
expenses	15,720	27,532	—	—	43,252
Depreciation	784	2,192	307	—	3,283
Gain on sale of equity securities	—	—	—	—	—
	51,494	76,544	307	(1,487)	126,858
Income (loss) before taxes	1,374	(6,935)	(307)	—	(5,868)
Provision (benefit) for taxes on income	141	(1,319)	7,757	—	6,579
Net income (loss)	$1,233	$(5,616)	$(8,064)	$—	(12,447)
Total assets	$11,657	$23,400	$16,898	$—	$51,955
Additions to property, plant and
equipment	$255	$1,505	$120	$—	$1,880

		Refrigerated
	Frozen Food	and Snack Food
2007	Products	Products	Other	Elimination	Totals
Sales	$49,401	$75,690	$—	$—	$125,091
Intersegment sales	—	1,834	—	(1,834)	—
Net sales	49,401	77,524	—	(1,834)	125,091
Cost of products sold, excluding
depreciation	30,169	52,791	—	(1,834)	81,126
Selling, general and administrative
expenses	14,571	26,678	—	—	41,249
Depreciation	1,008	2,381	—	—	3,389
Gain on sale of equity securities	—	—	—	—	—
	45,748	81,850	—	(1,834)	125,764
Income (loss) before taxes	3,653	(4,326)	—	—	(673)
Provision (benefit) for taxes on income	1,347	(1,728)	—	—	(381)
Net income (loss)	$2,306	$(2,598)	$—	$—	(292)
Total assets	$12,003	$26,348	$29,296	$—	$67,647
Additions to property, plant and
equipment	$274	$1,247	$66	$—	$1,587

NOTE 8- Unaudited Interim Financial Information

Not applicable to smaller reporting company.

BRIDGFORD FOODS CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance for Doubtful Accounts
		Changes in/
	Balance at	Provisions for	Accounts	Balance
	Beginning	Doubtful Accounts	Written Off Less	at Close of
	of year	Receivable	Recoveries	Period
Year ended October 31, 2008	$482	$(194)	$(109)	$397
Year ended November 2, 2007	$524	$(245)	$(203)	$482

	Promotional Allowances
	Balance at			Balance
	Beginning	Allowance	Promotions	at Close of
	of year	for Accruals	Incurred	Period
Year ended October 31, 2008	$1,980	$6,909	$6,874	$2,015
Year ended November 2, 2007	$2,170	$6,856	$7,046	$1,980

	Tax Valuation Allowances
	Balance at	Valuation	Valuation	Balance
	Beginning	Allowance	Allowance	at Close of
	of year	Provision	Reversal	Period
Year ended October 31, 2008	$ ---	$8,615	$ ---	$8,615