Form 10-Q
period 2009-01-23
BRIDGFORD FOODS CORP
filed 2009-03-09
CIK 14177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 23, 2009

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

Yes [    ]                                      No [ X ]

As of March 2, 2009 the registrant had 9,433,657 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share amounts)

ASSETS	January 23, 2009	October 31, 2008
	(Unaudited)
Current assets:

Cash and cash equivalents	$10,213	$6,092
Accounts receivable, less allowance for doubtful accounts of $419 and $397, respectively, and promotional allowances of $2,210
and $2,015, respectively	9,073	8,867
Inventories (Note 2)	12,984	16,052
Prepaid expenses and other current assets	1,138	906

Total current assets	33,408	31,917

Property, plant and equipment, less
accumulated depreciation of $55,359
and $53,840, respectively	9,514	9,775

Other non-current assets	10,023	10,263
	$52,945	$51,955

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$3,078	$3,073
Accrued payroll, advertising and other expenses	8,102	8,405

Total current liabilities	11,180	11,478

Non-current liabilities	17,379	7,942

Commitments (Note 5)

Shareholders' equity:
Preferred stock, without par value
Authorized - 1,000 shares
Issued and outstanding - none	—	—

Common stock, $1.00 par value
Authorized - 20,000 shares
Issued and outstanding - 9,434 and 9,435 shares	9,491	9,492
Capital in excess of par value	11,202	11,204
Retained earnings	15,779	14,298
Accumulated other comprehensive loss	(12,086)	(2,459)
	24,386	32,535
	$52,945	$51,955

See accompanying notes to consolidated condensed financial statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	12 weeks ended
	January 23, 2009	January 25, 2008
Net sales	$31,523	$31,319

Cost of products sold, excluding depreciation	19,343	20,977

Selling, general and administrative expenses	9,985	10,025
Depreciation	714	748
	30,042	31,750
Income (loss) before taxes	1,481	(431)

Income tax provision (benefit)	—	(168)

Net income (loss)	$1,481	$(263)

Basic and diluted income (loss) per share (Note 3)	$0.16	$(0.03)

Basic and diluted shares computed	9,434	9,880

See accompanying notes to consolidated condensed financial statements.

Item 1. c.

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

					Accumulated
			Capital		other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par	earnings	loss	Total
October 31, 2008	9,435	$9,492	$11,204	$14,298	$(2,459)	$32,535
Shares repurchased	(1)	(1)	(2)			(3)
Net income				1,481		1,481
Other comprehensive
loss:
Unrealized loss on
investments					(41)	(41)
Increase in pension
liability (Note 4)					(9,586)	(9,586)
Comprehensive loss						(8,146)
January 23, 2009	9,434	$9,491	$11,202	$15,779	$(12,086)	$24,386

See accompanying notes to consolidated condensed financial statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	12 weeks ended
	January 23, 2009	January 25, 2008
Cash flows from operating activities:

Net income (loss)	$1,481	$(263)

Income charges not affecting cash:
Depreciation	714	748
Provision on losses on accounts receivable	25	24
Loss (gain) on sale of property, plant and equipment	4	(13)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(231)	309
Inventories	3,068	4,897
Prepaid expenses and other current assets	(274)	234
Other non-current assets	240	317
Accounts payable	5	199
Accrued payroll, advertising and other expenses	(303)	(1,211)
Non-current liabilities	(148)	(404)

Net cash provided by operating activities	4,581	4,837

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	8	13
Additions to property, plant and equipment	(465)	(431)

Net cash used in investing activities	(457)	(418)

Cash used in financing activities:
Shares repurchased	(3)	(145)

Net cash used in financing activities	(3)	(145)

Net increase in cash and cash equivalents	4,121	4,274

Cash and cash equivalents at beginning of period	6,092	11,336

Cash and cash equivalents at end of period	$10,213	$15,610

Cash paid for income taxes	$0	$0

See accompanying notes to consolidated condensed financial statements.

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve weeks ended January 23, 2009 and January 25, 2008 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008 (the "Annual Report") and include all adjustments considered necessary by management for a fair statement of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results to be expected for the full year. New accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting periods. Some of the estimates needed to be made by management include the allowance for doubtful accounts, inventory reserves, the estimated useful lives of property and equipment, and the valuation allowance for the Company’s deferred tax asset. Actual results could materially differ from these estimates.

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. At January 23, 2009 the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company issues credit to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

For the twelve weeks ended January 23, 2009 and January 25, 2008, Wal-Mart® accounted for 8.3% and 13.8%, respectively of consolidated revenues or 16.5% and 20.4% of consolidated accounts receivable.

Note 2 - Inventories:

Inventories are comprised as follows at the respective periods:

	January 23, 2009	October 31, 2008
Meat, ingredients
and supplies	$3,712	$4,086
Work in progress	1,633	2,322
Finished goods	7,639	9,644
	$12,984	$16,052

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market. Costs related to warehousing, transportation and distribution to customers are considered when computing market value. Inventories include the cost of raw materials, labor and manufacturing overhead. We regularly review inventory quantities on hand and write down any excess or obsolete inventories to estimated net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or can be sold at reduced prices and could result in additional reserve provisions.

Note 3 - Basic and Diluted Earnings per Share:

The Company had 250,000 employee stock options outstanding during the twelve week periods ended January 23, 2009 and January 25, 2008. The effect of the employee stock options outstanding for the twelve weeks ended January 23, 2009 and January 25, 2008 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be anti-dilutive. No stock options were granted during the first twelve weeks ended January 23, 2009 and January 25, 2008.

Note 4 - Retirement and Other Benefit Plans:

The Company has noncontributory-trusteed defined benefit retirement plans for sales, administrative, supervisory and certain other employees. The benefits under these plans are primarily based on years of service and compensation levels. Our general funding policy is to make contributions to maintain the minimum funding requirements for our pension plans in accordance with the Employee Retirement Income Security Act. The measurement date for the plans is the Company's fiscal year end.

Net pension cost consisted of the following:

	12 weeks ended
	January 23, 2009	January 25, 2008
Service cost	$26	$56
Interest cost	465	505
Expected return on plan assets	(390)	(543)
Amortization of unrecognized prior service cost		1
Amortization of net loss	21	8

Net pension cost	$122	$27

The expected Company contribution to the plans within the next twelve months is $986. We have funded the plans in the amount of $145 through the first quarter of fiscal 2009.

The pension liability increased significantly during the first twelve weeks of fiscal 2009 primarily due to a decrease in the discount rate to 6.00% as of January 23, 2009 from 8.00% as of October 31, 2008. Statement of Accounting Standards ("SFAS") No. 158 "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans" amended paragraph 44 of SFAS No. 87 "Employers' Accounting for Pensions" to require that an internal rate of return analysis be included in the discount rate selection process. The discount rate was based on the Citigroup Pension Liability Index as of the end of the accounting period.

Note 5 - Commitments:

The Company leases certain transportation and computer equipment under operating leases. The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. No material changes have been made to these contracts during the first twelve weeks of fiscal 2009.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at January 23, 2009.

Note 6 - Segment Information:

The Company has two reportable operating segments, Frozen Food Products (the processing and distribution of frozen products) and Refrigerated and Snack Food Products (the processing and distribution of refrigerated meat and other convenience foods).

We evaluate each segment's performance based on revenues and operating income. Selling, general and administrative expenses include corporate accounting, information systems, human resource management and marketing, which are managed at the corporate level. These activities are allocated to each operating segment based on revenues and/or actual usage.

The following segment information is presented for the twelve weeks ended January 23, 2009 and January 25, 2008:

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
January 23, 2009	Products	Products	Other	Elimination	Totals
Sales from external customers	$14,114	$17,409	$-	$-	$31,523
Intersegment sales	-	170	-	170	-
Net sales	14,114	17,579	-	170	31,523
Cost of products sold, excluding depreciation	8,168	11,345	-	170	19,343
Selling, general and administrative expenses	3,828	6,157	-	-	9,985
Depreciation	165	509	40	-	714
	12,161	18,011	40	170	30,042
Income (loss) before taxes	1,953	(432)	(40)	-	1,481
Income tax provision (benefit)	-	-	-	-	-
Net income (loss)	$1,953	$(432)	$(40)	$-	$1,481

Total assets	$10,983	$21,125	$20,837	$-	$52,945
Additions to property, plant and equipment	$302	$115	$48	$-	$465

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
January 25, 2008	Products	Products	Other	Elimination	Totals
Sales from external customers	$13,448	$17,871	$-	$-	$31,319
Intersegment sales	-	458	-	458	-
Net sales	13,448	18,329	-	458	31,319
Cost of products sold, excluding depreciation	8,750	12,685	-	458	20,977
Selling, general and administrative expenses	3,490	6,535	-	-	10,025
Depreciation	181	493	74	-	748
	12,421	19,713	74	458	31,750
Income (loss) before taxes	1,027	(1,384)	(74)	-	(431)
Income tax provision (benefit)	380	(548)	-	-	(168)
Net income (loss)	$647	$(836)	$(74)	$-	$(263)

Total assets	$10,541	$22,312	$35,307	$-	$68,160
Additions to property, plant and equipment	$-	$342	$89	$-	$431

Note 7 - Income Taxes:

In accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", the Company assesses, on a quarterly basis the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. SFAS No. 109 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years.

As a result of recent losses and further deterioration of economic conditions including decreases in building and real estate values, the Company changed its tax planning strategies during the fourth quarter of fiscal 2008. Due to these conditions, management believes it is more likely than not that the deferred tax assets will not be realized and has continued the full valuation allowance on all deferred tax assets through the first quarter of fiscal 2009.

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

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"), an interpretation of SFAS No. 109, "Accounting for Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We have provided a liability of $97 for unrecognized tax benefits related to various federal and state income tax matters. As of November 1, 2008, the cumulative effect of adopting this interpretation was recorded as a decrease of $92 to opening retained earnings with an offsetting increase in the accrued FIN 48 liability. This entire amount would reduce the Company's effective income tax rate if an asset is recognized in future reporting periods. As of January 23, 2009, the Company has not identified any new unrecognized tax benefits or losses.

We will recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 23, 2009, we had approximately $7 in accrued interest and penalties which is included as a component of the $97 unrecognized tax benefit noted above.

We are subject to U.S. federal income tax, and are currently under audit by the Internal Revenue Service for the years ended November 1, 2002 through October 28, 2005. Our federal income tax returns are open to audit under the statute of limitations for the years ended October 29, 2004 through November 2, 2007. The Company's statute of limitations for its years ended November 1, 2002 and October 31,2003 have been extended to September 30, 2009. We believe the appropriate provisions for all outstanding issues have been made for all years under audit.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the years ended October 29, 2004 through October 31, 2008.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Quarterly Report on Form 10-Q. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates. We record promotional and returns allowances based on recent and historical trends. Management believes its current estimates are reasonable and based on the best information available at the time.

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The provision for doubtful accounts receivable is based on historical trends and current collection risk. We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss. Sales to Wal-Mart® comprised 8.3% of revenues in the first twelve weeks of fiscal year 2009 and 16.5% of accounts receivable was due from Wal-Mart® at January 23, 2009. In comparison, Wal-Mart® comprised 13.8% of revenues for the first twelve weeks of fiscal year 2008 and 20.4% of accounts receivable at the end of the first quarter of fiscal year 2008.

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through our own direct store delivery system.

We record the cash surrender or contract value for life insurance policies as an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period.

Deferred taxes are provided for items whose financial and tax bases differ. A valuation allowance is provided against deferred tax assets when it is expected that it is more likely than not that the related asset will not be fully realized.

We provide tax reserves for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective estimate. Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews. Actual outcomes may differ materially from these estimates.

We assess the recoverability of our long-lived assets on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, we recognize an impairment to reduce the carrying value of the applicable long-lived assets to their estimated fair value.

Overview of Reporting Segments

We operate in two business segments -- the processing and distribution of frozen products (the Frozen Food Products Segment), and the processing and distribution of refrigerated and snack food products, (the Refrigerated and Snack Food Products Segment). For information regarding the separate financial performance of the business segments refer to Note 6 of the Notes to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q. We manufactured and distributed products consisting of an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky and a variety of sandwiches and sliced luncheon meats. We purchase products for resale including a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products. Our new Shelf Stable Sandwich products contributed sales of $965 in the first quarter of the 2009 fiscal year. Except for Shelf Stable Sandwiches, no new products are currently a significant source of revenue in the 2009 fiscal year to date.

Frozen Food Products Segment

In our Frozen Food Products Segment, we manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items and sandwiches. All items within this Segment are considered similar products and have been aggregated at this level. Our frozen food division serves both food service and retail customers. We sell approximately 190 unique frozen food products through wholesalers, cooperatives and distributors to approximately 21,000 retail outlets and 22,000 restaurants and institutions.

Refrigerated and Snack Food Products Segment

In our Refrigerated and Snack Food Products Segment, we distribute both products manufactured by us and products manufactured or processed by third parties. All items within this Segment are considered similar products and have been aggregated at this level. The dry sausage division includes products such as jerky, meat snacks, sausage, summer sausage and pepperoni products. The deli division includes products such as ham, sandwiches, cheese, Mexican food, pastries and other delicatessen type food products. Our Refrigerated and Snack Food Products Segment sells approximately 270 different items through a direct store delivery network serving approximately 36,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada. These customers are comprised of large retail chains and smaller “independent” operators.

Results of Operations for the Twelve Weeks ended January 23, 2009 and Twelve Weeks ended January 25, 2008 (in thousands, except percentages)

Net Sales-Consolidated

Net sales increased by $204 (0.7%) to $31,523 in the first twelve weeks of the 2009 fiscal year compared to the same twelve-week period last year. Average selling prices per pound increased 7.2%. The selling price increases were offset by decreased volume in the amount of 4.2%. Promotional allowances increased by approximately 0.1%, as a percent of sales, compared to the same twelve-week period last year. Product return levels increased 0.3% as a percent of sales compared to the same twelve-week period last year.

Compared to the prior sixteen-week period ended October 31, 2008 (not shown), average weekly sales increased $240 (10.1%). This change included an average selling price per pound decrease of 0.2% and a volume increase of 0.7% during the first twelve weeks of the 2009 fiscal year compared to the previous sixteen-week period.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales and including shelf-stable sandwiches, increased by $666 (5.0%) to $14,114 in the first twelve weeks of the 2009 fiscal year compared to the same twelve-week period last year. Sales volume decreased 8.2% offset by selling price per pound increase of 15.1% when compared to the comparative twelve-week period last year. Promotional allowances increased by approximately 0.1%, as a percent of sales, compared to the same twelve-week period last year. Our new Shelf Stable Sandwich products contributed sales of $965 to the Frozen Foods Product Segment in the first twelve weeks of the 2009 fiscal year. No Shelf Stable Sandwich sales were recorded in the first twelve weeks of fiscal 2008.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, decreased by $462 (2.6%) to $17,409 in the first twelve weeks of the 2009 fiscal year compared to the same twelve-week period last year. Sales volume decreased by 5.7% compared to the same twelve-week period last year. The selling price per pound increased 5.7% compared to the same twelve-week period in the prior year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $1,634 (7.8%) to $19,343 in the first twelve weeks of the 2009 fiscal year compared to the same twelve-week period in fiscal 2008. The gross margin before depreciation increased from 33.0% to 38.6% in the first twelve weeks of the 2009 fiscal year primarily due to lower commodity costs when compared to the same twelve-week period in fiscal 2008.

Compared to the prior sixteen-week period ended October 31, 2008 (not shown), the average weekly cost of products sold during the first twelve weeks of fiscal year 2009 increased $21 (1.3%). This increase is consistent with the overall sales volume increase compared to the first twelve week period of fiscal 2008.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment decreased by $582 (6.7%) to $8,168 in the first twelve weeks of the 2009 fiscal year compared to the same twelve-week period in fiscal 2008. Lower flour costs contributed significantly to this decrease.

Cost of Products Sold-Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment decreased by $1,340 (10.6%) to $11,345 in the first twelve weeks of the 2009 fiscal year compared to the same twelve-week period in fiscal 2008. This decrease corresponds to the reduction in sales volume and increased in-sourcing of products previously purchased from outside suppliers.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses decreased by $40 (0.4%) to $9,985 in the first twelve weeks of fiscal year 2009 compared to the same twelve-week period in the prior fiscal year. The decrease in this category for the twelve-week period ended January 23, 2009 did not directly correspond to the sales increase. The table below summarizes the primary expenses included in this category:

	12 Weeks Ended		Expense/Loss
	January 23, 2009	January 25, 2008	Increase (Decrease)
Fuel	$437	$771	$(334)
Benefits-Health/Life	999	923	76
Benefits-Workers Compensation	415	275	140
Cash Surrender Value (Gain)/Loss	240	318	(78)
Other SG&A	7,894	7,738	156
Total	$9,985	$10,025	$(40)

When comparing the first twelve weeks of fiscal year 2009 to the prior sixteen-week period ended October 31, 2008 (not shown), average weekly selling, general and administrative expenses decreased by $39 (4.5%).

Selling, General and Administrative Expenses-Frozen Food Products Segment

Selling, general and administrative expenses in the Frozen Food Products Segment increased by $338 (9.7%) to $3,828 in the first twelve weeks of fiscal year 2009 compared to the same twelve week period in the prior fiscal year. Increases in workers’ compensation and healthcare costs were the primary contributors to this variance.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

Selling, general and administrative expenses in the Refrigerated and Snack Food Products Segment decreased by $378 (5.8%) to $6,157 in the first twelve weeks of fiscal year 2009 compared to the same twelve-week period in the prior fiscal year. Significant decreases in fuel cost and lower travel expenses contributed to the decrease in selling, general and administrative expenses when compared to the same twelve-week period in the prior fiscal year. This decline was partially offset by higher pension costs.

Depreciation Expense-Consolidated

Depreciation expense decreased by $34 (4.5%) to $714 in the first twelve weeks of the 2009 fiscal year compared to the same twelve-week period in fiscal year 2008. The decrease in depreciation expense reflects a decline in current capital expenditure projects and routine asset disposals during the first twelve weeks of fiscal 2009. Compared to the prior sixteen-week period ended October 31, 2008 (not shown), average weekly depreciation declined by $5 (7.9%) also due to lower capital expenditures and routine asset disposals.

Depreciation Expense-Frozen Food Products Segment

Depreciation expense in the Frozen Food Products Segment decreased by $16 (8.8%) to $165 in the first twelve weeks of the 2009 fiscal year compared to the same twelve-week period in fiscal year 2008. This decrease reflects lower capital spending activity.

Depreciation Expense-Refrigerated and Snack Food Segment

Depreciation expense in the Refrigerated and Snack Food Products Segment increased by $16 (3.2%) to $509 in the first twelve weeks of the 2009 fiscal year compared to the same twelve-week period in fiscal year 2008. The increase in depreciation expense reflects the impact of capital projects placed in service in the first twelve weeks of fiscal year 2009.

Income Taxes-Consolidated

Our income tax provisions for the first twelve weeks ended January 23, 2009 and January 25, 2008 are as follows:

	January 23, 2009	January 25, 2008
Total Income tax benefit	$—	$(168)

Regular effective tax rate	0%	38.9%

We previously recorded a full income tax valuation allowance as of October 31, 2008. As a result, the estimated annual effective tax rate is 0% in the first twelve weeks of fiscal 2009 as compared to 38.9% in the prior fiscal year and 0% for the prior sixteen-week period. The change in the regular effective income tax rate correlates to recording a full valuation allowance, changes in non-taxable losses on life insurance policies and revisions in our projected tax rates related to updated income estimates.

Net Income (Loss)-Consolidated

The net income of $1,481 in the twelve weeks ended January 23, 2009 includes a non-taxable loss on life insurance policies in the amount of $240. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably. Taxable investment income also decreased on a comparative basis during the first twelve weeks of fiscal 2009 in the amount of $81 due to lower cash balances and lower short-term interest rates.

After considering the effect of these transactions, our results for the twelve week periods ended January 23, 2009 and January 25, 2008 are as follows:

	12 Weeks Ended
	January 23, 2009	January 25, 2008
Net income (loss) before taxes, life insurance gains (losses)
and investment income	$1,702	$(213)
Life insurance (losses) gains and investment income	(221)	(218)
Income (loss) before taxes	1,481	(431)
Income tax (benefit)	—	(168)
Net income (loss)	$1,481	$(263)

We present net income or loss before taxes, life insurance gains (losses) and investment income because we believe it is an important measure for investors to use in understanding our underlying operations.

Liquidity and Capital Resources (in thousands)

Our need for operations’ growth, capital expenses and share repurchases are expected to be met with cash flows provided by future operating activities.

Cash flows from operating activities for the twelve weeks ended:

	January 23, 2009	January 25, 2008
Net income (loss)	$1,481	$(263)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	714	748
Provision on losses on accounts receivable	25	24
Loss (gain) on sale of property, plant and equipment	4	(13)
Changes in operating working capital	2,357	4,341
Net cash provided by operating activities	$4,581	$4,837

Significant changes in working capital for the twelve weeks ended:

January 23, 2009 – Sources of cash included reductions in inventory of $3,068. The decrease in operating cash flows for the period ended January 23, 2009 included an increase in prepaid expenses and other current assets in the amount of $274, an increase in other non-current assets of $3,418 as well as a reduction in accrued payroll, advertising and other expenses in the amount of $519. During the period we funded $145 towards our defined benefit pension plan.

January 25, 2008 – Operating cash flows increased primarily due to a significant reduction in inventories in the amount of $4,897 offset by a reduction in accrued payroll, advertising and other expenses in the amount of $1,211. During the period we funded $1,442 towards our defined benefit pension plan.

Cash used in investing activities for the twelve weeks ended:

	January 23, 2009	January 25, 2008
Proceeds from sale of property, plant and
equipment	$8	$13
Additions to property, plant and equipment	(465)	(431)
Net cash used in investing activities	$(457)	$(418)

Expenditures for property, plant and equipment include the acquisition of new equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. Overall capital spending has declined in recent years as we carefully scrutinize capital investments for short term pay-back of investment.

Cash used in financing activities for the twelve weeks ended:

	January 23, 2009	January 25, 2008
Shares repurchased	$(3)	$(145)
Net cash used in financing activities	$(3)	$(145)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000 shares of our common stock on the open market. As of January 23, 2009, up to approximately 477 shares were still authorized for repurchase under the program. No cash dividends were paid during the first twelve weeks of the 2009 fiscal year. The Board of Directors suspended the quarterly cash dividend at its May 2004 meeting in recognition of lower profitability levels in recent periods.

We remained free of interest bearing debt during the first twelve weeks of fiscal year 2009. We have remained free of interest-bearing debt for twenty-two consecutive years. We maintain a line of credit with Bank of America that expires April 30, 2010. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain certain levels of shareholders’ equity and working capital. We were in violation of the shareholders’ equity covenant as of January 23, 2009 and are in the process of amending the agreement and possibly obtaining a waiver on certain loan covenants from Bank of America. There were no borrowings under this line of credit during the year. Management believes that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for fiscal 2009.

Recent Accounting Pronouncements

During the last three years, various accounting standard-setting bodies have been active in soliciting comments and issuing statements, interpretations and exposure drafts. For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements on Form 10-K for fiscal year ended October 31, 2008.

Off-Balance Sheet Arrangements

We are not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting company.

Item 4T. Controls and Procedures

Our management, with the participation and under the supervision of our Chairman and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chairman and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chairman and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Section 404 of the Sarbanes-Oxley Act of 2002:

In order to comply with the Sarbanes-Oxley Act of 2002 (the “Act”), we have undertaken and continue a comprehensive effort, which includes the documentation and review of our internal controls. In order to comply with the Act, we have centralized most accounting and many administrative functions at our corporate headquarters in an effort to control the cost of maintaining our control systems. On July 11, 2006, The Committee of Sponsoring Organizations (“COSO”) issued guidance on how small companies should implement an effective internal control framework over financial reporting and other risks. This guidance is considered a key tool to help smaller public companies to confront the challenges of the Act. As a result, we may incur substantial additional expenses and diversion of management’s time. During the course of these activities, we may identify certain internal control issues which management believes should be improved. These improvements, if necessary, will likely include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in our internal controls as defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, no assurances can be given regarding the outcome of these efforts. Additionally, control weaknesses may not be identified in a timely enough manner to allow remediation prior to the issuance of the auditor’s report on internal controls over financial reporting. Any failure to adequately comply could result in sanctions or investigations by regulatory authorities, which could harm our business or investors’ confidence in us.

The Securities and Exchange Commission, on December 15, 2006, adopted new measures to grant relief to smaller public companies by extending the date of compliance with Section 404 of the Act. Under these new measures, we will be required to comply with the Act in two phases. The first phase was completed by us for the fiscal year ended October 31, 2008 and required us to issue a management report on internal control over financial reporting. The second phase will require us to provide an auditor’s attestation report on internal control over financial reporting beginning with the fiscal year ending October 30, 2010.

Changes in Internal Control Over Financial Reporting

Since our evaluation as of October 31, 2008, we have had no significant changes in our internal controls (See Exhibit 31.2 and 31.1 paragraph 4(d)).

Part II. Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended October 31, 2008, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect our business, financial condition or results of operations. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period covered by this report.

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended January 23, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number of		Part of Publicly	Purchased Under
	Shares	Average Price	Announced Plans	the Plans or
Period (1)	Purchased	Paid Per Share	or Programs (2)	Programs (2)
November 1, 2008 – November 28, 2008	522	$4.79	522	477,236

November 29, 2008 – December 26, 2008	56	$4.04	56	477,180

December 27, 2008 – January 23, 2009	118	$4.14	118	477,062

Total	696	$4.62	696

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended January 23, 2009.

(2)	Repurchases reflected in the foregoing table were made on the open market. Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005). Under the stock repurchase program, we are authorized, at the discretion of our management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of our common stock in compliance with the requirements of Rule 10b5-1 under the Exchange Act. Commencing on October 14, 2008 and continuing through and including October 13, 2009, CGM shall act as our exclusive agent to purchase shares of our common stock under the Purchase Plan. This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act or in privately-negotiated transactions. As of January 23, 2009, the total maximum number of shares that may be purchased under the Purchase Plan is 477,062 at a total maximum aggregate price (exclusive of commission) of $4,770,620.

Item 6.

Exhibits

Exhibit No.	Description
31.1	Certification of Chairman (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: March 9, 2009	By:	/s/	Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)