Form 10-Q
period 2009-04-17
BRIDGFORD FOODS CORP
filed 2009-06-01
CIK 14177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 17, 2009

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

Yes [ X ]                             No [     ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [     ]                             No [     ]

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

Yes [     ]                             No [ X ]

As of May 27, 2009 the registrant had 9,422,485 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Part I. Financial Information

Items 1, 3 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share amounts)

ASSETS	April 17, 2009	October 31, 2008
	(Unaudited)
Current assets:

Cash and cash equivalents	$11,453	$6,092
Accounts receivable, less allowance for doubtful accounts of $355 and $397, respectively, and promotional allowances of $2,177
and $2,015, respectively	7,426	8,867
Inventories (Note 2)	15,002	16,052
Prepaid expenses and other current assets	1,247	906

Total current assets	35,128	31,917

Property, plant and equipment, less
accumulated depreciation of $54,832
and $53,840, respectively	9,073	9,775

Other non-current assets	10,191	10,263
	$54,392	$51,955

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$4,055	$3,073
Accrued payroll, advertising and other expenses	7,305	8,405

Total current liabilities	11,360	11,478

Non-current liabilities	10,976	7,942

Commitments and Contingencies (Note 5)

Shareholders' equity:
Preferred stock, without par value
Authorized - 1,000 shares
Issued and outstanding - none	—	—

Common stock, $1.00 par value
Authorized - 20,000 shares
Issued and outstanding - 9,432 and 9,435 shares	9,489	9,492
Capital in excess of par value	11,195	11,204
Retained earnings	16,869	14,298
Accumulated other comprehensive loss	(5,497)	(2,459)
	32,056	32,535
	$54,392	$51,955

See accompanying notes to consolidated condensed financial statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	12 weeks ended		24 weeks ended
	April 17, 2009	April 18, 2008	April 17, 2009	April 18, 2008
Net sales	$25,632	$24,900	$57,155	$56,218

Cost of products sold, excluding depreciation	14,671	16,349	34,014	37,326

Selling, general and administrative expenses	9,154	9,068	19,139	19,093
Depreciation	717	748	1,431	1,497
	24,542	26,165	54,584	57,916

Income (loss) before taxes	1,090	(1,265)	2,571	(1,698)

Income tax provision (benefit)	—	(481)	—	(649)

Net income (loss)	$1,090	$(784)	$2,571	$(1,049)

Basic and diluted income (loss) per share (Note 3)	$0.11	$(0.08)	$0.27	$(0.11)

Weighted average common shares - Basic and diluted shares computed	9,433	9,691	9,434	9,784

See accompanying notes to consolidated condensed financial statements

Item 1. c.

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

					Accumulated
			Capital		other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par	earnings	loss	Total
October 31, 2008	9,435	$9,492	$11,204	$14,298	$(2,459)	$32,535
Shares repurchased	(3)	(3)	(9)			(12)
Net income				2,571		2,571
Other comprehensive loss:
Unrealized loss on investments					(16)	(16)
Increase in pension liability (Note 4)					(3,022)	(3,022)
Comprehensive loss						(467)
April 17, 2009	9,432	$9,489	$11,195	$16,869	$(5,497)	$32,056

See accompanying notes to consolidated condensed financial statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	24 weeks ended
	April 17, 2009	April 18, 2008
Cash flows from operating activities:

Net income (loss)	$2,571	$(1,049)

Income or charges not affecting cash and cash equivalents:
Depreciation	1,431	1,497
Recovery on losses on accounts receivable	(26)	(96)
Gain on sale of property, plant and equipment	(9)	(29)
Effect on cash and cash equivalents of changes in operating assets and liabilities:
Accounts receivable, net	1,467	1,863
Inventories	1,050	327
Prepaid expenses and other current assets	(357)	(423)
Other non-current assets	72	190
Accounts payable	982	1,145
Accrued payroll, advertising and other expenses	(1,100)	(1,865)
Non-current liabilities	12	(234)

Net cash provided by operating activities	6,093	1,326

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	54	35
Additions to property, plant and equipment	(774)	(880)

Net cash used in investing activities	(720)	(845)

Cash used in financing activities:
Shares repurchased	(12)	(2,941)

Net cash used in financing activities	(12)	(2,941)

Net increase in cash and cash equivalents	5,361	(2,460)

Cash and cash equivalents at beginning of period	6,092	11,336

Cash and cash equivalents at end of period	$11,453	$8,876

Cash paid for income taxes	$0	$0

See accompanying notes to consolidated condensed financial statements.

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve and twenty-four weeks ended April 17, 2009 and April 18, 2008 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods. Such adjustments consist only of normal recurring items. This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. New accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting periods. Some of the estimates needed to be made by management include the allowance for doubtful accounts, inventory reserves and the estimated useful lives of property and equipment, and the valuation allowance for the Company’s deferred tax asset. Actual results could materially differ from these estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates.

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. At April 17, 2009 the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company issues credit to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

For the twenty-four weeks ended April 17, 2009 and April 18, 2008, Wal-Mart® accounted for 9.1% and 13.1%, respectively of consolidated revenues or 15.4% and 16.3% of consolidated accounts receivable.

Note 2 - Inventories:

Inventories are comprised as follows at the respective periods:

	April 17, 2009	October 31, 2008
Meat, ingredients and supplies	$4,688	$4,086
Work in progress	2,191	2,322
Finished goods	8,123	9,644
	$15,002	$16,052

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market. Costs related to warehousing, transportation and distribution to customers are considered when computing market value. Inventories include the cost of raw materials, labor and manufacturing overhead. We regularly review inventory quantities on hand and write down any excess or obsolete inventories to estimated net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or may need to be sold at reduced prices and could result in additional reserve provisions.

Note 3 - Basic and diluted earnings per share:

The Company had 250,000 employee stock options outstanding during the twenty-four week periods ended April 17, 2009 and April 18, 2008. The effect of the employee stock options outstanding for the twenty-four weeks ended April 17, 2009 and April 18, 2008 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be anti-dilutive. No stock options were granted during the first twenty-four weeks ended April 17, 2009 and April 18, 2008. The employee stock option plan expired by its terms on April 29, 2009 and no further stock options are available for grant under the plan.

Note 4 - Retirement and Other Benefit Plans:

The Company has noncontributory-trusteed defined benefit retirement plans for sales, administrative, supervisory and certain other employees. The benefits under these plans are primarily based on years of service and compensation levels. Our general funding policy is to make contributions which are at least equal to the minimum required contributions needed to avoid a funding deficiency for our funding plans in accordance with the Employee Retirement Income Security Act. The measurement date for the plans is the Company's fiscal year end.

Net pension cost consisted of the following:

	24 weeks ended
	April 17, 2009	April 18, 2008
Service cost	$52	$69
Interest cost	930	908
Expected return on plan assets	(780)	(1,072)
Amortization of unrecognized prior service cost	1	1
Amortization of net (gain) loss from earlier periods	42	—
Net pension cost	$245	$(94)

The expected Company contribution to the plans within the next twelve months is $771. We have funded the plans in the amount of $361 through the second quarter of fiscal 2009.

The pension liability increased significantly during the first twenty-four weeks of fiscal 2009 primarily due to a decrease in the discount rate to 7.40% as of April 17, 2009 from 8.00% as of October 31, 2008. Statement of Financial Accounting Standards ("SFAS") No. 158 "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans" amended paragraph 44 of SFAS No. 87 "Employers' Accounting for Pensions" to require that an internal rate of return analysis be included in the discount rate selection process. The discount rate was based on the Citigroup Pension Liability Index as of the end of the reporting period.

Note 5 - Commitments and Contingencies:

The Company leases certain transportation and computer equipment under operating leases. The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. No material changes have been made to these contracts during the first twenty-four weeks of fiscal 2009.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at April 17, 2009.

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

The following segment information is presented for the twelve and twenty-four weeks ended April 17, 2009 and April 18, 2008.

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
April 17, 2009	Products	Products	Other	Elimination	Totals
Sales from external customers	$11,600	$14,032	$-	$-	$25,632
Intersegment sales	-	188	-	188	-
Net sales	11,600	14,220	-	188	25,632
Cost of products sold, excluding depreciation	6,783	8,076	-	188	14,671
Selling, general and administrative expenses	3,940	5,214	-	-	9,154
Depreciation	168	508	41	-	717
	10,891	13,798	41	188	24,542
Income (loss) before taxes	709	422	(41)	-	1,090
Income tax provision (benefit)	-	-	-	-	-
Net income (loss)	$709	$422	$(41)	$-	$1,090

Total assets	$10,482	$21,434	$22,476	$-	$54,392
Additions to property, plant and equipment	$232	$33	$44	$-	$309

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
April 18, 2008	Products	Products	Other	Elimination	Totals
Sales from external customers	$11,111	$13,789	$-	$-	$24,900
Intersegment sales	-	290	-	290	-
Net sales	11,111	14,079	-	290	24,900
Cost of products sold, excluding depreciation	7,511	9,128	-	290	16,349
Selling, general and administrative expenses	3,552	5,516	-	-	9,068
Depreciation	176	498	74	-	748
	11,239	15,142	74	290	26,165
Income (loss) before taxes	(128)	(1,063)	(74)	-	(1,265)
Income tax benefit	(58)	(423)	-	-	(481)
Net loss	$(70)	$(640)	$(74)	$-	$(784)

Total assets	$11,323	$24,697	$27,598	$-	$63,618
Additions to property, plant and equipment	$57	$370	$22	$-	$449

		Refrigerated
		and
Twenty-four Weeks Ended	Frozen Food	Snack Food
April 17, 2009	Products	Products	Other	Elimination	Totals
Sales from external customers	$25,714	$31,441	$-	$-	$57,155
Intersegment sales	-	358	-	358	-
Net sales	25,714	31,799	-	358	57,155
Cost of products sold, excluding depreciation	14,951	19,421	-	358	34,014
Selling, general and administrative expenses	7,768	11,371	-	-	19,139
Depreciation	333	1,017	81	-	1,431
	23,052	31,809	81	358	54,584
Income (loss) before taxes	2,662	(10)	(81)	-	2,571
Income tax provision (benefit)	-	-	-	-	-
Net income (loss)	$2,662	$(10)	$(81)	$-	$2,571

Total assets	$10,482	$21,434	$22,476	$-	$54,392
Additions to property, plant and equipment	$534	$148	$92	$-	$774

		Refrigerated
		and
Twenty-four Weeks Ended	Frozen Food	Snack Food
April 18, 2008	Products	Products	Other	Elimination	Totals
Sales from external customers	$24,559	$31,659	$-	$-	$56,218
Intersegment sales	-	748	-	748	-
Net sales	24,559	32,407	-	748	56,218
Cost of products sold, excluding depreciation	16,261	21,813	-	748	37,326
Selling, general and administrative expenses	7,042	12,051	-	-	19,093
Depreciation	357	992	148	-	1,497
	23,660	34,856	148	748	57,916
Income (loss) before taxes	899	(2,449)	(148)	-	(1,698)
Income tax provision (benefit)	322	(971)	-	-	(649)
Net income (loss)	$577	$(1,478)	$(148)	$-	$(1,049)

Total assets	$11,323	$24,697	$27,598	$-	$63,618
Additions to property, plant and equipment	$57	$712	$111	$-	$880

Note 7 - Income Taxes:

The Company expects its effective tax rate for the fiscal year to be minimal (giving consideration to net operating loss carryforwards and other available tax deductions). Consequently, no provision for income taxes is recorded for the twelve and twenty four week periods ended April 17, 2009.

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

Due to three years cumulative losses, management has continued the full valuation allowance on all deferred tax assets through the second quarter of fiscal 2009.

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

We have provided a liability of $97 for unrecognized tax benefits related to various federal and state income tax matters. As of November 1, 2008, the cumulative effect of adopting this interpretation was recorded as a decrease of $92 to opening retained earnings with an offsetting increase in the accrued FIN 48 liability. This entire amount would reduce the Company's effective income tax rate if an asset is recognized in future reporting periods. As of April 17, 2009, the Company has not identified any new unrecognized tax benefits or losses.

We will recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of April 17, 2009, we had approximately $7 in accrued interest and penalties which is included as a component of the $97 unrecognized tax benefit noted above.

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

Note 8 - Fair Value Measurements:

Effective November 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The standard describes three levels of inputs that may be used to measure fair value:

  Level 1 inputs: Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

  Level 2 inputs: Level 2 inputs are from other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3 inputs: Level 3 inputs are unobservable and should be used to measure fair value to the extent that observable inputs are not available.

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

Financial assets carried at fair value as of April 17, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
Money market funds	$6,030	$—	$—	$6,030
Equity securities available for sale	234	—	—	234
Total	$6,264	$—	$—	$6,264

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Quarterly Report on Form 10-Q. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the respective reporting periods. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates. Actual results could differ from those estimates. We record promotional and returns allowances based on recent and historical trends. Management believes its current estimates are reasonable and based on the best information available at the time.

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The provision for doubtful accounts receivable is based on historical trends and current collection risk. We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss. Sales to Wal-Mart® comprised 9.1% of revenues in the first twenty-four weeks of fiscal year 2009 and 15.4% of accounts receivable was due from Wal-Mart® at April 17, 2009. In comparison, Wal-Mart® comprised 13.1% of revenues for the first twenty-four weeks of fiscal year 2008 and 16.3% of accounts receivable at the end of the second quarter of fiscal year 2008. A portion of sales to Wal-Mart and other major customers are now handled by independent third-party food distributors who pay us with the sales invoices of Bridgford products sold to these customers.

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through our own direct store delivery system. The Company also uses independent distributors to deliver products in remote geographic areas of the country.

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

Overview of Reporting Segments

We operate in two business segments -- the processing and distribution of frozen products (the Frozen Food Products Segment), and the processing and distribution of refrigerated and snack food products, (the Refrigerated and Snack Food Products Segment). For information regarding the separate financial performance of the business segments refer to Note 6 of the Notes to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q. We manufacture and distribute products consisting of an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky and a variety of sandwiches and sliced luncheon meats. We purchase products for resale including a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products.

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

Refrigerated and Snack Food Products Segment

In our Refrigerated and Snack Food Products Segment, we distribute both products manufactured by us and products manufactured or processed by third parties. All items within this Segment are considered similar products and have been aggregated at this level. The dry sausage division includes products such as jerky, meat snacks, sausage and pepperoni products. The deli division includes products such as ham, sandwiches, cheese, Mexican food, pastries and other delicatessen type food products. Our Refrigerated and Snack Food Products Segment sells approximately 270 different items through a direct store delivery network serving approximately 36,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada. These customers are comprised of large retail chains and smaller “independent” operators. Independent distributors serve approximately 1,000 stores of all types in areas impractical to serve by our Company-owned vehicles and personnel.

Results of Operations for the Twelve Weeks ended April 17, 2009 and Twelve Weeks ended April 18, 2008 (in thousands, except percentages)

Net Sales-Consolidated

Net sales increased by $732 (2.9%) to $25,632 in the second twelve weeks of the 2009 fiscal year compared to the same twelve-week period last year. Average selling prices per pound increased 3.6%. The selling price increases were offset by decreased unit sales volume in the amount of 1.0%. Promotional allowances remained flat, as a percent of sales, compared to the same twelve-week period last year. Product return levels decreased 0.2% as a percent of sales compared to the same twelve-week period last year.

Compared to the prior twelve-week period ended January 23, 2009 (not shown), average weekly sales decreased $491 (18.7%). The average selling price per pound and volume levels remained essentially flat during the second twelve weeks of the 2009 fiscal year compared to the previous twelve-week period. Promotional allowances increased 1.4% as a percent of sales, compared to the prior twelve-week period.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales, increased by $489 (4.4%) to $11,600 in the second twelve weeks of the 2009 fiscal year compared to the same twelve-week period last year. Unit sales volume decreased 7.9% offset by selling price per pound increase of 11.1% when compared to the comparative twelve-week period last year. Promotional allowances increased by approximately 0.2%, as a percent of sales, compared to the same twelve-week period last year.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, increased by $243 (1.8%) to $14,032 in the second twelve weeks of the 2009 fiscal year compared to the same twelve-week period last year. Unit sales volume increased by 5.2% and was partially offset by a selling price per pound decrease of 2.2% compared to the same twelve-week period in the prior year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $1,678 (10.3%) to $14,671 in the second twelve weeks of the 2009 fiscal year compared to the same twelve-week period in fiscal 2008. The gross margin before depreciation increased from 34.3% to 42.8% in the second twelve weeks of the 2009 fiscal year due to higher selling prices, lower commodity costs and slight increases in the proportion of goods processed in Company facilities when compared to the same twelve-week period in fiscal year 2008.

Compared to the prior twelve-week period ended January 23, 2009 (not shown), the average weekly cost of products sold during the second twelve weeks of fiscal year 2009 decreased $389 (24.2%). This decrease is consistent with the overall sales volume decrease compared to the corresponding period of fiscal year 2008.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment decreased by $728 (9.7%) to $6,783 in the second twelve weeks of the 2009 fiscal year compared to the same twelve-week period in fiscal year 2008. Lower flour costs contributed significantly to this decrease.

Cost of Products Sold-Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment decreased by $1,052 (11.5%) to $8,076 in the second twelve weeks of the 2009 fiscal year compared to the same twelve-week period in fiscal year 2008. This decrease corresponds to the reduction in meat commodity costs and increased in-sourcing of products previously purchased from outside suppliers.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $86 (0.9%) to $9,154 in the second twelve weeks of fiscal year 2009 compared to the same twelve-week period in the prior fiscal year. The increase in this category for the twelve-week period ended April 17, 2009 did not directly correspond to the sales increase. The table below summarizes the primary expense increases and decreases included in this category:

	12 Weeks Ended		Expense/Loss
	April 17, 2009	April 18, 2008	Increase (Decrease)
Fuel	$ 519	$ 941	$ (422)
Benefits-Health/Life	847	1,034	(187)
Benefits-Workers Compensation	146	247	(101)
Benefits-Pension	239	(28)	267
Cash Surrender Value (Gain)/Loss	(167)	(127)	(40)
Other SG&A	7,570	7,001	569
Total	$ 9,154	$ 9,068	$ 86

When comparing the second twelve weeks of fiscal year 2009 to the prior twelve-week period ended January 23, 2009 (not shown), average weekly SG&A decreased by $69 (8.3%).

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products Segment increased by $388 (10.9%) to $3,940 in the second twelve weeks of fiscal year 2009 compared to the same twelve week period in the prior fiscal year. Increased advertising expenses were the primary contributor to this variance.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

SG&A in the Refrigerated and Snack Food Products Segment decreased by $302 (5.5%) to $5,214 in the second twelve weeks of fiscal year 2009 compared to the same twelve-week period in the prior fiscal year. Significant decreases in fuel cost and lower travel expenses contributed to the decrease in SG&A expenses when compared to the same twelve-week period in the prior fiscal year. This decline was partially offset by higher pension costs.

Depreciation Expense-Consolidated

Depreciation expense decreased by $31 (4.1%) to $717 in the second twelve weeks of the 2009 fiscal year compared to the same twelve-week period in fiscal year 2008. The decrease in depreciation expense reflects a decline in current capital expenditure projects and routine asset disposals during the second twelve weeks of fiscal year 2009. Compared to the prior twelve-week period ended January 23, 2009 (not shown), average weekly depreciation remained flat.

Depreciation Expense-Frozen Food Products Segment

Depreciation expense in the Frozen Food Products Segment decreased by $8 (4.5%) to $168 in the second twelve weeks of the 2009 fiscal year compared to the same twelve-week period in fiscal year 2008. This decrease reflects lower capital spending activity.

Depreciation Expense-Refrigerated and Snack Food Segment

Depreciation expense in the Refrigerated and Snack Food Products Segment increased by $10 (2.0%) to $508 in the second twelve weeks of the 2009 fiscal year compared to the same twelve-week period in fiscal year 2008. The increase in depreciation expense reflects the impact of capital projects placed in service in the second twelve weeks of fiscal year 2009.

Income Taxes-Consolidated

Our income tax benefits for the second twelve weeks ended April 17, 2009 and April 18, 2008 are as follows:

	April 17, 2009	April 18, 2008
Total income tax benefit	$ —	$ (481)

Regular effective tax rate	0%	38.0%

We previously recorded a full income tax valuation allowance as of October 31, 2008. As a result, the estimated annual effective tax rate is 0% in the second twelve weeks of fiscal year 2009 as compared to 38.0% in the prior fiscal year and 0% for the prior twelve-week period.

Net Income (Loss)-Consolidated

The net income of $1,090 in the twelve weeks ended April 17, 2009 includes a non-taxable gain on life insurance policies in the amount of $167. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably. Taxable investment income decreased on a comparative basis due to lower short-term interest rates.

After considering the effect of these transactions, our results for the twelve week periods ended April 17, 2009 and April 18, 2008 are as follows:

	12 Weeks Ended
	April 17, 2009	April 18, 2008
Net income (loss) before taxes, life insurance gains
and investment income	$917	$(1,487)
Life insurance gains and investment income	173	222
Income (loss) before taxes	1,090	(1,265)
Income tax (benefit)	—	(481)
Net income (loss)	$1,090	$(784)

We present net income or loss before taxes, life insurance gains (losses) and investment income because we believe it is an important measure for investors to use in understanding our underlying operations.

Results of Operations for the Twenty-four Weeks ended April 17, 2009 and April 18, 2008 (in thousands, except percentages)

Net Sales-Consolidated

Net sales increased by $937 (1.7%) to $57,155 in the first twenty-four weeks of the 2009 fiscal year compared to the same twenty-four week period last year. Average selling prices per pound increased 6.0%. The selling price increases were offset by decreased unit sales volume in the amount of 2.9%. Promotional allowances remained flat, as a percent of sales, compared to the same twenty-four week period last year. Product return levels increased 0.1% as a percent of sales compared to the same twenty-four week period last year.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales, increased by $1,155 (4.7%) to $25,714 in the first twenty-four weeks of the 2009 fiscal year compared to the same twenty-four week period last year. Unit sales volume decreased 8.0% offset by selling price per pound increase of 13.2% when compared to the comparative twenty-four week period last year. Promotional allowances increased by approximately 0.2%, as a percent of sales, compared to the same twenty-four week period last year.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, decreased by $218 (0.7%) to $31,441 in the first twenty-four weeks of the 2009 fiscal year compared to the same twenty-four week period last year. Unit sales volume decreased by 1.6% compared to the same twenty-four week period last year. The selling price per pound increased 3.0% compared to the same twenty-four week period in the prior year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $3,312 (8.9%) to $34,014 in the first twenty-four weeks of the 2009 fiscal year compared to the same twenty-four week period in fiscal 2008. The gross margin before depreciation increased from 33.6% to 40.5% in the first twenty-four weeks of the 2009 year fiscal year primarily due to lower commodity costs when compared to the same twenty-four week period in fiscal year 2008.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment decreased by $1,310 (8.1%) to $14,951 in the first twenty-four weeks of the 2009 fiscal year compared to the same twenty-four week period in fiscal year 2008. Lower flour costs contributed significantly to this decrease.

Cost of Products Sold-Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment decreased by $2,392 (11.0%) to $19,421 in the first twenty-four weeks of the 2009 fiscal year compared to the same twenty-four week period in fiscal year 2008. This decrease corresponds to the reduction in sales volume and increased in-sourcing of products previously purchased from outside suppliers.

Selling, General and Administrative Expenses-Consolidated

SG&A expenses increased by $46 (0.2%) to $19,139 in the first twenty-four weeks of fiscal year 2009 compared to the same twenty-four week period in the prior fiscal year. The increase in this category for the twenty-four week period ended April 17, 2009 did not correspond to the sales increase. The table below summarizes the primary expenses included in this category:

	24 Weeks Ended		Expense/Loss
	April 17, 2009	April 18, 2008	Increase (Decrease)
Fuel	$ 956	$ 1,712	$ (756)
Benefits-Health/Life	1,846	1,957	(111)
Benefits-Workers Compensation	561	521	40
Benefits-Pension	451	116	335
Cash Surrender Value Loss	73	190	(117)
Other SG&A	15,252	14,597	655
Total	$ 19,139	$ 19,093	$ 46

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products Segment increased by $726 (10.3%) to $7,768 in the first twenty-four weeks of fiscal year 2009 compared to the same twenty-four week period in the prior fiscal year. Increases in pension and workers’ compensation were the primary contributors to this variance.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

SG&A expenses in the Refrigerated and Snack Food Products Segment decreased by $680 (5.6%) to $11,371 in the first twenty-four weeks of fiscal year 2009 compared to the same twenty-four week period in the prior fiscal year. Significant decreases in fuel cost and lower travel expenses contributed to the decrease in SG&A expenses when compared to the same twenty-four week period in the prior fiscal year. This decline was partially offset by higher pension costs.

Depreciation Expense-Consolidated

Depreciation expense decreased by $66 (4.4%) to $1,431 in the first twenty-four weeks of the 2009 fiscal year compared to the same twenty-four week period in fiscal year 2008. The decrease in depreciation expense reflects a decline in current capital expenditure projects and routine asset disposals during the first twenty-four weeks of fiscal year 2009.

Depreciation Expense-Frozen Food Products Segment

Depreciation expense in the Frozen Food Products Segment decreased by $24 (6.7%) to $333 in the first twenty-four weeks of the 2009 fiscal year compared to the same twenty-four week period in fiscal year 2008. This decrease reflects lower capital spending activity.

Depreciation Expense-Refrigerated and Snack Food Segment

Depreciation expense in the Refrigerated and Snack Food Products Segment increased by $25 (2.5%) to $1,017 in the first twenty-four weeks of the 2009 fiscal year compared to the same twenty-four week period in fiscal year 2008. The increase in depreciation expense reflects the impact of capital projects placed in service in the first twenty-four weeks of fiscal year 2009.

Income Taxes-Consolidated

Our income tax benefits for the first twenty-four weeks ended April 17, 2009 and April 18, 2008 are as follows:

	April 17, 2009	April 18, 2008
Total Income tax benefit	$ —	$ (649)

Regular effective tax rate	0%	38.2%

We previously recorded a full income tax valuation allowance as of October 31, 2008. As a result, the estimated annual effective tax rate is 0% in the first twenty-four weeks of fiscal 2009 as compared to 38.2% in the prior fiscal year.

Net Income (Loss)-Consolidated

The net income of $2,571 in the twenty-four weeks ended April 17, 2009 includes a non-taxable loss on life insurance policies in the amount of $73. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably. Taxable investment income also decreased on a comparative basis due to lower short-term interest rates.

After considering the effect of these transactions, our results for the twenty-four week periods ended April 17, 2009 and April 18, 2008 are as follows:

	24 Weeks Ended
	April 17, 2009	April 18, 2008
Net income (loss) before taxes, life insurance gains (losses)
and investment income	$2,619	$(1,703)
Life insurance (losses) gains and investment income	(48)	5
Income (loss) before taxes	2,571	(1,698)
Income tax (benefit)	—	(649)
Net income (loss)	$2,571	$(1,049)

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

Cash flows from operating activities for the twenty-four weeks ended:

	April 17, 2009	April 18, 2008
Net income (loss)	$2,571	$(1,049)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,431	1,497
Recovery on losses on accounts receivable	(26)	(96)
Gain on sale of property, plant and equipment	(9)	(29)
Changes in operating working capital	2,126	1,003
Net cash provided by operating activities	$6,093	$1,326

Significant changes in working capital for the twenty-four weeks ended:

April 17, 2009 – Sources of cash included reductions in inventory of $1,050 and accounts receivable of $1,467. The increase in operating cash flows for the period ended April 17, 2009 included an increase in accounts payable of $982 and a decrease in other non-current assets of $72. During the period we funded $361 towards our defined benefit pension plan.

April 18, 2008- Operating cash flows increased primarily due to a reduction in inventories in the amount of $327 offset by an increase in prepaid expenses and other current assets in the amount of $423. During the period we funded $1,792 towards our defined benefit pension plan.

Cash used in investing activities for the twenty-four weeks ended:

	April 17, 2009	April 18, 2008
Proceeds from sale of property, plant and
equipment	$54	$35
Additions to property, plant and equipment	(774)	(880)
Net cash used in investing activities	$(720)	$(845)

Expenditures for property, plant and equipment include the acquisition of new equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. Overall capital spending has declined in recent years as we carefully scrutinize capital investments for short term pay-back of investment.

Cash used in financing activities for the twenty-four weeks ended:

	April 17, 2009	April 18, 2008
Shares repurchased	$(12)	$(2,941)
Net cash used in financing activities	$(12)	$(2,941)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000 shares of our common stock on the open market. As of April 17, 2009, up to approximately 475 shares were still authorized for repurchase under the program. No cash dividends were paid during the first twenty-four weeks of the 2009 fiscal year. The Board of Directors suspended the quarterly cash dividend at its May 2004 meeting in recognition of lower profitability levels in recent periods.

Fluctuations in the discount rate used to value our the pension liability resulted in significant changes in net worth between comparative quarters and year end.

We remained free of interest bearing debt during the first twenty-four weeks of fiscal year 2009. We have remained free of interest-bearing debt for twenty-two consecutive years. We maintain a line of credit with Bank of America that expires April 30, 2010. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain certain levels of shareholders’ equity and working capital. We were in compliance with all loan covenants as of April 17, 2009. There were no borrowings under this line of credit during the year. Management believes that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for fiscal 2009.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1/APB 28-1 (“FSP 107-1”), which is entitled “Interim Disclosures about Fair Value of Financial Instruments.” This pronouncement amended SFAS No 107, Disclosures about Fair Value of Financial Instruments, to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. FSP 107-1 also amended APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009 if a company also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, and FSP FAS 115-2/FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.

In April 2009, the FASB also issued FSP FAS 157-4, which generally applies to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements. This pronouncement, which does not change SFAS No. 157’s guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value in accordance with SFAS No. 157, and (iii) ignore the intent to hold the asset or liability when estimating fair value. FSP FAS 157-4 also provides guidance to consider in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption of FSP FAS 157-4 also requires early adoption of the pronouncement described in the following paragraph. However, early adoption for periods ended before March 15, 2009 is not permitted.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2 (hereinafter referred to as “FAS 115-2/124-2”), which amends the other-than-temporary impairment (“OTTI”) recognition guidance in certain existing U.S. GAAP (including SFAS No. 115 and 130, FSP FAS 115-1/FAS 124-1, and EITF Issue 99-20) for debt securities classified as available-for-sale and held-to-maturity. FAS 115-2/124-2 requires the entity to consider (i) whether the entire amortized cost basis of the security will be recovered (based on the present value of expected cash flows), and (ii) its intent to sell the security. Based on the factors described in the preceding sentence, this pronouncement also explains the process for determining the OTTI to be recognized in “other comprehensive income” (generally, the impairment charge for other than a credit loss) and in earnings. FAS 115-2/124-2 does not change existing recognition or measurement guidance related to OTTI of equity securities. This pronouncement is effective as described in the preceding paragraph. Certain transition rules apply to debt securities held at the beginning of the interim period of adoption when an OTTI was previously recognized. If an entity early adopts either FSP 107-1 or FSP FAS 157-4, the entity is also required to early adopt this pronouncement. In addition, if an entity early adopts FAS 115-2/124-2, it is also required to early adopt FSP FAS 157-4.

The pronouncements described in the immediately preceding three paragraphs do not require any of the new disclosures for earlier periods (ended before initial adoption) that are presented for comparative purposes.

Off-Balance Sheet Arrangements

We are not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting company.

Item 4T. Controls and Procedures

Our management, with the participation and under the supervision of our Chairman and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chairman and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended April 17, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number of		Part of Publicly	Purchased Under
	Shares	Average Price	Announced Plans	the Plans or
Period (1)	Purchased	Paid Per Share	or Programs (2)	Programs (2)
January 24, 2009 – February 20, 2009	124	$4.08	124	476,938

February 21, 2009 – March 20, 2009	250	$3.92	250	476,688

March 21, 2009 – April 17, 2009	1,612	$4.19	1,612	475,076

Total	1,986	$4.15	1,986

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended April 17, 2009.

(2)	Repurchases reflected in the foregoing table were made on the open market. Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005). Under the stock repurchase program, we are authorized, at the discretion of our management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of our common stock in compliance with the requirements of Rule 10b5-1 under the Exchange Act. Commencing on October 14, 2008 and continuing through and including October 13, 2009, CGM shall act as our exclusive agent to purchase shares of our common stock under the Purchase Plan. This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act or in privately-negotiated transactions. As of April 17, 2009, the total maximum number of shares that may be purchased under the Purchase Plan is 475,076 at a total maximum aggregate price (exclusive of commission) of $4,750,760.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on Wednesday, March 18, 2009 at the offices of Bridgford Foods Corporation, 1308 North Patt Street, Anaheim, California at 10:00 am. Shareholders representing 9,002,547 or 95% of the 9,433,700 shares entitled to vote were present in person or by proxy. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.

The following persons were nominated and elected directors:

Allan L. Bridgford	William L. Bridgford	Bruce H. Bridgford
Todd C. Andrews	Richard A. Foster	Robert E. Schulze
D. Gregory Scott	Paul R. Zippwald

The shareholder voting for board members is summarized as follows:

Director	Votes For	Votes Withheld
Allan L. Bridgford	8,570,386	432,161
William L. Bridgford	8,565,294	437,253
Bruce H. Bridgford	8,564,934	437,613
Todd C. Andrews	8,860,607	141,940
Richard A. Foster	8,856,046	146,501
Robert E. Schulze	8,558,612	443,935
D. Gregory Scott	8,860,407	142,140
Paul R. Zippwald	8,857,846	144,701

Votes cast for appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as the independent registered public accounting firm for the Company for the fiscal year commencing November 1, 2008 were as follows:

8,858,749 FOR
17,397 AGAINST
126,401 ABSTAIN or WITHHELD.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: June 1, 2009	By:	/s/	Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)