Form 10-Q
period 2009-07-10
BRIDGFORD FOODS CORP
filed 2009-08-24
CIK 14177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 10, 2009

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

Yes   [   ]                  No [ X ]

As of August 20, 2009 the registrant had 9,376,194 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Part I. Financial Information

Item 1. Financial Statements	Page

a. Condensed Consolidated Balance Sheets at July 10, 2009 (unaudited) and October 31, 2008	3

b. Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended July 10, 2009
and July 11, 2008 (unaudited)	4

c. Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Loss for the thirty-six
weeks ended July 10, 2009 (unaudited)	4

d. Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended July 10, 2009 and
July 11, 2008 (unaudited)	5

e. Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4T. Controls and Procedures	20

Part II. Other Information

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	23

Signatures	24

Items 1 and 3-5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

Part I.  Financial Information

Item 1. a.
BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

ASSETS	July 10, 2009	October 31, 2008
	(Unaudited)
Current assets:

Cash and cash equivalents	$12,407	$6,092
Accounts receivable, less allowance for doubtful accounts of $378 and $397, respectively, and promotional allowances of $2,108
and $2,015, respectively	7,242	8,867
Inventories (Note 2)	15,047	16,052
Prepaid expenses and other current assets	1,235	906

Total current assets	35,931	31,917

Property, plant and equipment, less
accumulated depreciation of $55,295
and $53,740, respectively	8,751	9,775

Other non-current assets	10,267	10,263
	$54,949	$51,955

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$3,604	$3,073
Accrued payroll, advertising and other expenses	7,843	8,405

Total current liabilities	11,447	11,478

Non-current liabilities	13,322	7,942

Total liabilities	24,769	19,420

Commitments and Contingencies (Note 5)

Shareholders' equity:
Preferred stock, without par value
Authorized - 1,000 shares
Issued and outstanding - none	-	-

Common stock, $1.00 par value
Authorized - 20,000 shares
Issued and outstanding - 9,396 and 9,435 shares	9,453	9,492
Capital in excess of par value	10,973	11,204
Retained earnings	17,926	14,298
Accumulated other comprehensive loss	(8,172)	(2,459)
	30,180	32,535
	$54,949	$51,955

See accompanying notes to condensed consolidated financial statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	12 weeks ended		36 weeks ended
	July 10, 2009	July 11, 2008	July 10, 2009	July 11, 2008

Net sales	$26,281	$26,584	$83,435	$82,802

Cost of products sold, excluding depreciation	15,089	17,546	49,105	54,872

Selling, general and administrative expenses	9,393	10,218	28,532	29,311
Depreciation	531	753	1,962	2,249
	25,013	28,517	79,599	86,432

Income (loss) before taxes	1,268	(1,933)	3,836	(3,630)

Income tax provision	208	4,339	208	3,690

Net income (loss)	$1,060	$(6,272)	$3,628	$(7,320)

Basic income (loss) per share (Note 3)	$0.11	$(0.66)	$0.38	$(0.76)

Diluted income (loss) per share (Note 3)	$0.11	$(0.66)	$0.38	$(0.76)

Weighted average common shares - Basic shares computed	9,419	9,445	9,429	9,669

Weighted average common shares - Diluted shares computed	9,419	9,445	9,429	9,669

See accompanying notes to condensed consolidated financial statements.

Item 1. c.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

					Accumulated
			Capital		other
	Common Stock		in excess	Retained	comprehensive
	Shares	Amount	of par	earnings	loss	Total
October 31, 2008	9,435	$9,492	$11,204	$14,298	$(2,459)	$32,535
Shares repurchased	(39)	(39)	(231)			(270)
Net income				3,628		3,628
Other comprehensive
loss:
Unrealized loss on
investments					(8)	(8)
Change in pension
liability (Note 4)					(5,705)	(5,705)
Comprehensive loss						(2,085)
July 10, 2009	9,396	$9,453	$10,973	$17,926	$(8,172)	$30,180

See accompanying notes to condensed consolidated financial statements.

Item 1. d.
BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	36 weeks ended
	July 10, 2009	July 11, 2008

Cash flows from operating activities:

Net income (loss)	$3,628	$(7,320)

Income or charges not affecting cash and cash equivalents:
Depreciation	1,962	2,249
Provision for losses on accounts receivable	6	26
Gain on sale of property, plant and equipment	(10)	(35)
Tax valuation allowance on deferrred tax assets	-	4,940
Effect on cash and cash equivalents of changes in operating assets and liabilities:
Accounts receivable, net	1,619	740
Inventories	1,005	(91)
Prepaid expenses and other current assets	(337)	(839)
Other non-current assets	(4)	376
Accounts payable	531	838
Accrued payroll, advertising and other expenses	(562)	(1,062)
Non-current liabilities	(325)	(360)

Net cash provided by (used in) operating activities	7,513	(538)

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	56	40
Additions to property, plant and equipment	(984)	(1,586)

Net cash used in investing activities	(928)	(1,546)

Cash used in financing activities:
Shares repurchased	(270)	(3,018)

Net cash used in financing activities	(270)	(3,018)

Net increase (decrease) in cash and cash equivalents	6,315	(5,102)

Cash and cash equivalents at beginning of period	6,092	11,336

Cash and cash equivalents at end of period	$12,407	$6,234

Cash paid for income taxes	$0	$0

See accompanying notes to condensed consolidated financial statements.

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve and thirty-six weeks ended July 10, 2009 and July 11, 2008 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  Such adjustments consist only of normal recurring items.  This report should be read in conjunction with the Annual Report.  Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  New accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

The October 31, 2008 balance sheet within these interim condensed consolidated financial statements were derived from the audited fiscal 2008 financial statements.

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
Actual results may vary from these estimates.  Some of the estimates needed to be made by management include the allowance for doubtful accounts, inventory reserves and the estimated useful lives of property and equipment, and the valuation allowance for the Company’s deferred tax asset. Actual results could materially differ from these estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates.

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities.  The carrying amount of these instruments approximate fair market value due to the short maturity of these instruments.  At July 10, 2009, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company issues credit to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

For the thirty-six weeks ended July 10, 2009 and July 11, 2008, Wal-Mart® accounted for 11.7% and 13.1%, respectively of consolidated revenues or 15.2% and 16.4% of consolidated accounts receivable.  For the twelve weeks ended July 10, 2009 and July 11, 2008, Wal-Mart® accounted for  17.3% and 13.6%, respectively of consolidated revenues or 15.2% and 16.4% of consolidated accounts receivable.

Note 2 - Inventories:

Inventories are comprised of the following at the respective periods:

	July 10, 2009	October 31, 2008
Meat, ingredients and supplies	$4,599	$4,086
Work in progress	1,988	2,322
Finished goods	8,460	9,644
	$15,047	$16,052

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

Note 3 - Basic and Diluted Earnings Per Share:

The employee stock option plan expired by its terms on April 29, 2009 and no further stock options are available for grant under the plan. The Company had 250,000 employee stock options outstanding through April 29, 2009 and the thirty-six week periods ended July 11, 2008. The effect of the employee stock options outstanding for the thirty-six weeks ended July 10, 2009 and July 11, 2008 was not included in the calculation of diluted shares and diluted earnings per share as to do so would be anti-dilutive.  No stock options were granted during the first thirty-six weeks ended July 10, 2009 and July 11, 2008.

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

Net pension cost consisted of the following:

	36 weeks ended
	July 10, 2009	July 11, 2008

Service cost	$71	$103
Interest cost	1,396	1,356
Expected return on plan assets	(1,175)	(1,601)
Amortization of unrecognized prior service cost	1	1
Amortization of net (gain) loss from earlier periods	61	—

Net pension cost	$354	$(141)

The expected Company contribution to the plans within the next twelve months is $1,260. We have funded the plans in the amount of $361 through the third quarter of fiscal 2009.

The pension liability increased significantly during the first thirty-six weeks of fiscal 2009 primarily due to a decrease in the discount rate to 6.27% as of July 10, 2009 from 8.00% as of October 31, 2008.  Statement of Financial Accounting Standards ("SFAS") No. 158 "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans" amended paragraph 44 of SFAS No. 87 "Employers' Accounting for Pensions" to require that an internal rate of return analysis be included in the discount rate selection process.  The discount rate was based on the Citigroup Pension Liability Index as of the end of the reporting period.

Note 5 - Commitments and Contingencies:

The Company leases certain transportation equipment under operating leases.  The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index.   No material changes have been made to these contracts during the first thirty-six weeks of fiscal 2009.

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at July 10, 2009.

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

The following segment information is presented for the twelve and thirty-six weeks ended July 10, 2009 and July 11, 2008.

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
July 10, 2009	Products	Products	Other	Elimination	Totals
Sales from external customers	$11,186	$15,095	$-	$-	$26,281
Intersegment sales	-	123	-	123	-
Net sales	11,186	15,218	-	123	26,281
Cost of products sold, excluding depreciation	6,419	8,793	-	123	15,089
Selling, general and administrative expenses	3,676	5,717	-	-	9,393
Depreciation	148	351	32	-	531
	10,243	14,861	32	123	25,013
Income (loss) before taxes	943	357	(32)	-	1,268
Income tax provision	68	140	-	-	208
Net income (loss)	$875	$217	$(32)	$-	$1,060

Total assets	$10,100	$21,374	$23,475	$-	$54,949
Additions to property, plant and equipment	$143	$37	$30	$-	$210

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
July 11, 2008	Products	Products	Other	Elimination	Totals
Sales from external customers	$11,469	$15,115	$-	$-	$26,584
Intersegment sales	-	317	-	317	-
Net sales	11,469	15,432	-	317	26,584
Cost of products sold, excluding depreciation	8,477	9,386	-	317	17,546
Selling, general and administrative expenses	3,599	6,619	-	-	10,218
Depreciation	181	498	74	-	753
	12,257	16,503	74	317	28,517
Loss before taxes	(788)	(1,071)	(74)	-	(1,933)
Income tax benefit	(265)	(337)	4,940	-	4,339
Net loss	$(523)	$(734)	$(5,014)	$-	$(6,272)

Total assets	$10,934	$26,113	$21,395	$-	$58,442
Additions to property, plant and equipment	$82	$588	$36	$-	$706

		Refrigerated
		and
Thirty-six Weeks Ended	Frozen Food	Snack Food
July 10, 2009	Products	Products	Other	Elimination	Totals
Sales from external customers	$36,899	$46,536	$-	$-	$83,435
Intersegment sales	-	481	-	481	-
Net sales	36,899	47,017	-	481	83,435
Cost of products sold, excluding depreciation	21,370	28,216	-	481	49,105
Selling, general and administrative expenses	11,444	17,088	-	-	28,532
Depreciation	481	1,368	113	-	1,962
	33,295	46,672	113	481	79,599
Income (loss) before taxes	3,604	345	(113)	-	3,836
Income tax provision	68	140	-	-	208
Net income (loss)	$3,536	$205	$(113)	$-	$3,628

Total assets	$10,100	$21,374	$23,475	$-	$54,949
Additions to property, plant and equipment	$677	$185	$122	$-	$984

		Refrigerated
		and
Thirty-six Weeks Ended	Frozen Food	Snack Food
July 11, 2008	Products	Products	Other	Elimination	Totals
Sales from external customers	$36,028	$46,774	$-	$-	$82,802
Intersegment sales	-	1,065	-	1,065	-
Net sales	36,028	47,839	-	1,065	82,802
Cost of products sold, excluding depreciation	24,738	31,199	-	1,065	54,872
Selling, general and administrative expenses	10,641	18,670	-	-	29,311
Depreciation	538	1,489	222	-	2,249
	35,917	51,358	222	1,065	86,432
Income (loss) before taxes	111	(3,519)	(222)	-	(3,630)
Income tax provision (benefit)	58	(1,308)	4,940	-	3,690
Net income (loss)	$53	$(2,211)	$(5,162)	$-	$(7,320)

Total assets	$10,934	$26,113	$21,395	$-	$58,442
Additions to property, plant and equipment	$139	$1,300	$147	$-	$1,586

Note 7 - Income Taxes:

The Company expects its effective tax rate for the fiscal year to be minimal (giving consideration to net operating loss carryforwards and other available tax deductions). We recorded a provision for income taxes in the amount of $208 for the twelve and thirty-six week periods ended July 10, 2009 related to alternative minimum tax and state taxes.

In accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", the Company assesses, on a quarterly basisthe realizability of its deferred tax assets.  A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized.  Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences.  SFAS No. 109 provides that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years.

Due to three years of cumulative losses, management has recorded a full valuation allowance on all deferred tax assets through the third quarter of fiscal 2009.  The Company's future realization of its deferred tax assets ultimately depends on the existence of sufficient taxable income in the carryforward periods (both federal and state). Changes in existing laws could affect the valuation of deferred tax assets for future periods.

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

We have provided a liability of $97 for unrecognized tax benefits related to various federal and state income tax matters. As of November 1, 2008, the cumulative effect of adopting this interpretation was recorded as a decrease of $92 to opening retained earnings with an offsetting increase in the accrued FIN 48 liability.  This entire amount would reduce the Company's effective income tax rate if an asset is recognized in future reporting periods.  As of July 10, 2009, the Company has not identified any new unrecognized tax benefits or losses.

We will recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of July 10, 2009, we had approximately $7 in accrued interest and penalties which is included as a component of the $97 unrecognized tax benefit noted above.

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

Note 8 - Fair Value Measurements:

Effective November 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The standard describes three levels of inputs that may be used to measure fair value:

• Level 1 inputs: Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

• Level 2 inputs: Level 2 inputs are from other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

• Level 3 inputs: Level 3 inputs are unobservable and should be used to measure fair value to the extent that observable inputs are not available.

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

Financial assets carried at fair value as of July 10, 2009 are classified below:

	Level 1	Level 2	Level 3	Total
Money market funds	$6,036	$-	$-	$6,036
Equity securities available for sale	241	-	-	241
Total	$6,277	$-	$-	$6,277

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

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial.  The provision for doubtful accounts receivable is based on historical trends and current collection risk.  We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss.  Sales to Wal-Mart® comprised 11.7% of revenues in the first thirty-six weeks of fiscal year 2009 and 15.2% of accounts receivable was due from Wal-Mart® at July 10, 2009. In comparison, Wal-Mart® comprised 13.1% of revenues for the first thirty-six weeks of fiscal year 2008 and 16.4% of accounts receivable at the end of the third quarter of fiscal year 2008.  A portion of deliveries to Wal-Mart and other major customers are now handled by independent third-party food distributors who pay us with the sales invoices of Bridgford products sold to these customers.

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

Results of Operations for the Twelve Weeks ended July 10, 2009 and Twelve Weeks ended July 11, 2008
(in thousands, except percentages)

Net Sales-Consolidated

Net sales decreased by $303 (1.1%) to $26,281 in the third twelve weeks of the 2009 fiscal year compared to the same twelve-week period last year.  Average selling prices per pound decreased 1.0%.  The selling price decreases were partially offset by increased unit sales volume in the amount of 0.7%.  Promotional allowances increased 0.7%, as a percent of sales, compared to the same twelve-week period last year.  Product return levels decreased 0.6% as a percent of sales compared to the same twelve-week period last year.

Compared to the prior twelve-week period ended April 17, 2009 (not shown), average weekly net sales increased $54 (2.5%).  The average selling price per pound decreased 0.5% during the third twelve weeks of the 2009 fiscal year compared to the previous twelve-week period while unit sales volume increased 2.6%.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales, decreased by $283 (2.5%) to $11,186 in the third twelve weeks of the 2009 fiscal year compared to the same twelve-week period last year.  Unit sales volume decreased 3.8% offset by selling price per pound increase of 1.9% when compared to the comparative twelve-week period last year.  Promotional allowances increased by approximately 0.9%, as a percent of sales, compared to the same twelve-week period last year.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, decreased by $20 (0.1%) to $15,095 in the third twelve weeks of the 2009 fiscal year compared to the same twelve-week period last year. Unit sales volume increased by 4.3% and was partially offset by a selling price per pound decrease of 3.3% compared to the same twelve-week period in the prior year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $2,457 (14.0%) to $15,089 in the third twelve weeks of the 2009 fiscal year compared to the same twelve-week period in fiscal 2008.  The gross margin before depreciation increased from 32.8% to 42.1% in the third twelve weeks of the 2009 fiscal year due to higher selling prices, lower commodity costs and slight increases in the proportion of goods processed in Company facilities when compared to the same twelve-week period in fiscal year 2008.

Compared to the prior twelve-week period ended April 17, 2009 (not shown), the average weekly cost of products sold during the third twelve weeks of fiscal year 2009 increased $35 (2.9%).  This increase is consistent with the overall sales volume increase compared to the prior twelve-week period.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment decreased by $2,058 (24.3%) to $6,419 in the third twelve weeks of the 2009 fiscal year compared to the same twelve-week period in fiscal year 2008.  Lower flour costs contributed significantly to this decrease in the current year period.

Cost of Products Sold-Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment decreased by $593 (6.3%) to $8,793 in the third twelve weeks of the 2009 fiscal year compared to the same twelve-week period in fiscal year 2008.  This decrease corresponds to lower sales levels and a reduction in meat commodity costs and increased in-sourcing of products previously purchased from outside suppliers.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses decreased by $825 (8.1%) to $9,393 in the third twelve weeks of fiscal year 2009 compared to the same twelve-week period in the prior fiscal year.  The decrease in this category for the twelve-week period ended July 10, 2009 did not directly correspond to the sales decrease.  The table below summarizes the primary expense increases and decreases included in this category:

	12 Weeks Ended		Expense/Loss
	July 10, 2009	July 11, 2008	Increase (Decrease)
Fuel	$580	$1,001	$(421)
Benefits-Health/Life	484	677	(193)
Benefits-Workers Compensation	35	401	(366)
Bad Debt Expense / Provision	33	1	32
Cash Surrender Value (Gain)/Loss	(76)	186	(262)
Interest Income	(4)	(37)	33
Other SG&A	8,341	7,989	352
Total	$9,393	$10,218	$(825)

When comparing the third twelve weeks of fiscal year 2009 to the prior twelve-week period ended April 17, 2009 (not shown), average weekly SG&A increased by $20 (2.6%).

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products Segment increased by $77 (2.1%) to $3,676 in the third twelve weeks of fiscal year 2009 compared to the same twelve week period in the prior fiscal year. Increased advertising expenses were the primary contributor to this variance.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

SG&A in the Refrigerated and Snack Food Products Segment decreased by $902 (13.6%) to $5,717 in the third twelve weeks of fiscal year 2009 compared to the same twelve-week period in the prior fiscal year.   Significant decreases in fuel cost, healthcare and workers’ compensation contributed to the decrease in SG&A expenses when compared to the same twelve-week period in the prior fiscal year.  This decline was partially offset by higher pension costs in fiscal year 2009.

Depreciation Expense-Consolidated

Depreciation expense decreased by $222 (29.5%) to $531 in the third twelve weeks of the 2009 fiscal year compared to the same twelve-week period in fiscal year 2008.  The decrease in depreciation expense reflects a decline in current capital expenditure projects and routine asset disposals during the third twelve weeks of fiscal year 2009.  Compared to the prior twelve-week period ended April 17, 2009 (not shown), average weekly depreciation decreased $16 (26.0%).

Depreciation Expense-Frozen Food Products Segment

Depreciation expense in the Frozen Food Products Segment decreased by $33 (18.2%) to $148 in the third twelve weeks of the 2009 fiscal year compared to the same twelve-week period in fiscal year 2008.  This decrease reflects lower capital spending activity in the current year period.

Depreciation Expense-Refrigerated and Snack Food Segment

Depreciation expense in the Refrigerated and Snack Food Products Segment decreased by $147 (29.5%) to $351 in the third twelve weeks of the 2009 fiscal year compared to the same twelve-week period in fiscal year 2008.  This decrease reflects lower capital spending in the third twelve weeks of fiscal year 2009.

Income Taxes-Consolidated

Our income tax benefits for the third twelve weeks ended July 10, 2009 and July 11, 2008 are as follows:

	July 10, 2009	July 11, 2008
Tax provision (benefit) at regular annual effective tax rate	$208	$(601)
Tax valuation allowance	---	4,940
Total income tax provision	$208	$4,339

Regular effective tax rate	16.4%	31.1%

We previously recorded a full income tax valuation allowance as of October 31, 2008.  As a result, the estimated annual effective tax rate is 16.4% in the third twelve weeks of fiscal year 2009 as compared to 31.1% in the prior fiscal year and 0% for the prior twelve-week period.

Net Income (Loss)-Consolidated

The net income of $1,060 in the twelve weeks ended July 10, 2009 includes a non-taxable gain on life insurance policies in the amount of $76. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.  Taxable investment income decreased on a comparative basis due to lower short-term interest rates.

After considering the effect of these transactions, our results for the twelve week periods ended July 10, 2009 and July 11, 2008 are as follows:

	12 Weeks Ended
	July 10, 2009	July 11, 2008
Income (loss) before taxes, life insurance gains (losses)
and investment income	$1,188	$(1,784)
Life insurance gains (losses) and investment income	80	(149)
Income (loss) before taxes	1,268	(1,933)
Income taxes	208	4,339
Net income (loss)	$1,060	$(6,272)

We present net income or loss before taxes, life insurance gains (losses) and investment income because we believe it is an important measure for investors to use in understanding our underlying operations.

Results of Operations for the Thirty-six weeks ended July 10, 2009 and July 11, 2008 (in thousands, except percentages)

Net Sales-Consolidated

Net sales increased by $633 (0.8%) to $83,435 in the first thirty-six weeks of the 2009 fiscal year compared to the same period last year.  Average selling prices per pound increased 3.3%.  The selling price increases were partially offset by decreased unit sales volume in the amount of 1.2%.  Promotional allowances increased 0.3%, as a percent of sales, compared to the same thirty-six week period last year.  Product return levels decreased 0.2% as a percent of sales compared to the same thirty-six week period last year.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales, increased by $871 (2.4%) to $36,899 in the first thirty-six weeks of the 2009 fiscal year compared to the same thirty-six week period last year.  Unit sales volume decreased 6.8% offset by selling price per pound increase of 9.8% when compared to the comparative thirty-six week period last year.  Promotional allowances remained flat, as a percent of sales, compared to the same thirty-six week period last year.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, decreased by $238 (0.5%) to $46,536 in the first thirty-six weeks of the 2009 fiscal year compared to the same thirty-six week period last year. Unit sales volume increased by 0.3% compared to the same thirty-six week period last year.  The selling price per pound increased 1.0% compared to the same thirty-six week period in the prior year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $5,767 (10.5%) to $49,105 in the first thirty-six weeks of the 2009 fiscal year compared to the same thirty-six week period in fiscal 2008.  The gross margin before depreciation increased from 32.4% to 40.6% in the first thirty-six weeks of the 2009 year fiscal year primarily due to lower commodity costs when compared to the same thirty-six week period in fiscal year 2008.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment decreased by $3,368 (13.6%) to $21,370 in the first thirty-six weeks of the 2009 fiscal year compared to the same thirty-six week period in fiscal year 2008.  Lower flour costs contributed significantly to this decrease.

Cost of Products Sold-Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment decreased by $2,983 (9.6%) to $28,216 in the first thirty-six weeks of the 2009 fiscal year compared to the same thirty-six week period in fiscal year 2008.  This decrease corresponds to the reduction in sales and increased in-sourcing of products previously purchased from outside suppliers.

Selling, General and Administrative Expenses-Consolidated

SG&A expenses decreased by $779 (2.7%) to $28,532 in the first thirty-six weeks of fiscal year 2009 compared to the same thirty-six week period in the prior fiscal year.  The table below summarizes the primary expenses included in this category:

	36 Weeks Ended		Expense/Loss
	July 10, 2009	July 11, 2008	Increase (Decrease)
Fuel	$1,537	$2,713	$(1,176)
Benefits-Health/Life	1,651	1,916	(265)
Benefits-Workers Compensation	341	690	(349)
Bad Debt Expense / Provision	(27)	(95)	68
Cash Surrender Value Loss (Gain)	(3)	376	(379)
Interest Income	(29)	(231)	202
Other SG&A	25,064	23,942	1,122
Total	$28,532	$29,311	$(777)

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products Segment increased by $803 (7.5%) to $11,444 in the first thirty-six weeks of fiscal year 2009 compared to the same thirty-six week period in the prior fiscal year.  Increases in pension, wages and advertising expense were the primary contributors to this variance.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

SG&A expenses in the Refrigerated and Snack Food Products Segment decreased by $1,582 (8.5%) to $17,088 in the first thirty-six weeks of fiscal year 2009 compared to the same thirty-six week period in the prior fiscal year.   Significant decreases in fuel cost and workers’ compensation expenses contributed to the decrease in SG&A expenses when compared to the same thirty-six week period in the prior fiscal year.  This decline was partially offset by higher advertising expense.

Depreciation Expense-Consolidated

Depreciation expense decreased by $287 (12.8%) to $1,962 in the first thirty-six weeks of the 2009 fiscal year compared to the same thirty-six week period in fiscal year 2008.  The decrease in depreciation expense reflects a decline in current capital expenditure projects and routine asset disposals during the first thirty-six weeks of fiscal year 2009.

Depreciation Expense-Frozen Food Products Segment

Depreciation expense in the Frozen Food Products Segment decreased by $57 (10.6%) to $481 in the first thirty-six weeks of the 2009 fiscal year compared to the same thirty-six week period in fiscal year 2008.  This decrease reflects lower capital spending activity during the first thirty-six weeks of fiscal year 2009.

Depreciation Expense-Refrigerated and Snack Food Segment

Depreciation expense in the Refrigerated and Snack Food Products Segment decreased by $121 (8.1%) to $1,368 in the first thirty-six weeks of the 2009 fiscal year compared to the same thirty-six week period in fiscal year 2008.  This decrease reflects lower capital spending activity during the first thirty-six weeks of fiscal year 2009.

Income Taxes-Consolidated

Our income tax provision for the first thirty-six weeks ended July 10, 2009 and July 11, 2008 is as follows:

	July 10, 2009	July 11, 2008
Tax provision (benefit) at regular annual effective tax rate	$208	$(1,250)
Tax valuation allowance	-	4,940
Total income tax provision	$208	$3,690

Effective tax rate before valuation allowance	5.4%	34.4%

We previously recorded a full income tax valuation allowance as of October 31, 2008.  As a result, the estimated annual effective tax rate is 5.4% in the first thirty-six weeks of fiscal 2009 as compared to 34.4% in the prior fiscal year.

Net Income (Loss)-Consolidated

The net income of $3,628 in the thirty-six weeks ended July 10, 2009 includes a non-taxable gain on life insurance policies in the amount of $3. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.  Taxable investment income also decreased on a comparative basis due to lower short-term interest rates.

After considering the effect of these transactions, our results for the thirty-six week periods ended July 10, 2009 and July 11, 2008 are as follows:

	36 Weeks Ended
	July 10, 2009	July 11, 2008
Income (loss) before taxes, life insurance gains (losses)
and investment income	$3,804	$(3,485)
Life insurance gains (losses) and investment income	32	(145)
Income (loss) before taxes	3,836	(3,630)
Income taxes	208	3,690
Net income (loss)	$3,628	$(7,320)

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

Cash flows from operating activities for the thirty-six weeks ended:

	July 10, 2009	July 11, 2008

Net income (loss)	$3,628	$(7,320)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,962	2,249
Provision on losses on accounts receivable	6	26
Gain on sale of property, plant and equipment	(10)	(35)
Tax valuation allowance	-	4,940
Changes in operating working capital	1,927	(398)
Net cash provided (used in) by operating activities	$7,513	$(538)

Significant changes in working capital for the thirty-six weeks ended:

July 10, 2009 – Sources of cash included reductions in accounts receivable of $1,619 and inventory of $1,005. The increase in operating cash flows for the period ended July 10, 2009 included an increase in accounts payable of $531 and a decrease in accrued payroll, advertising and other expenses of $562.   During the period we funded $361 towards our defined benefit pension plan.

July 11, 2008- Reductions in operating cash flows for the period ended July 11, 2008 included an increase in prepaid expenses and other current assets in the amount of $839 as well as a reduction in accrued payroll, advertising and other expenses in the amount of $1,062. These uses of cash were offset by reductions in accounts receivable of $740 and increases in accounts payable and accrued expenses of $838.

Cash used in investing activities for the thirty-six weeks ended:

	July 10, 2009	July 11, 2008
Proceeds from sale of property, plant and equipment	$56	$40
Additions to property, plant and equipment	(984)	(1,586)
Net cash used in investing activities	$(928)	$(1,546)

Expenditures for property, plant and equipment include the acquisition of new equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. Overall capital spending has declined in recent years as we carefully scrutinize capital investments for short term pay-back of investment.

Cash used in financing activities for the thirty-six weeks ended:

	July 10, 2009	July 11, 2008
Shares repurchased	$(270)	$(3,018)
Net cash used in financing activities	$(270)	$(3,018)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000 shares of our common stock on the open market.  As of July 10, 2009, up to approximately 439 shares were still authorized for repurchase under the program.  No cash dividends were paid during the first thirty-six weeks of the 2009 fiscal year.  The Board of Directors suspended the quarterly cash dividend at its May 2004 meeting in recognition of lower profitability levels in recent periods

Fluctuations in the discount rate used to value our pension liability resulted in significant changes in net worth between comparative quarters and year end.

We remained free of interest bearing debt during the first thirty-six weeks of fiscal year 2009.  We have remained free of interest-bearing debt for twenty-two consecutive years. We maintain a line of credit with Bank of America that expires April 30, 2010. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain certain levels of shareholders’ equity and working capital. We were in compliance with all loan covenants as of July 10, 2009.  There were no borrowings under this line of credit during the year.  Management believes that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for fiscal 2009.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1/APB 28-1 (“FSP 107-1”), which is entitled “Interim Disclosures about Fair Value of Financial Instruments.”  This pronouncement amended SFAS No 107, Disclosures about Fair Value of Financial Instruments, to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions.  FSP 107-1 also amended APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods.  FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009 if a company also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 115-2/FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The adoption of this standard did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB also issued FSP FAS 157-4, which generally applies to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements.  This pronouncement, which does not change SFAS No. 157’s guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value in accordance with SFAS No. 157, and (iii) ignore the intent to hold the asset or liability when estimating fair value.  FSP FAS 157-4 also provides guidance to consider in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence.  This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption of FSP FAS 157-4 also requires early adoption of the pronouncement described in the following paragraph.  However, early adoption for periods ended before March 15, 2009 is not permitted.   The adoption of this standard did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2 (hereinafter referred to as “FAS 115-2/124-2”), which amends the other-than-temporary impairment (“OTTI”) recognition guidance in certain existing U.S. GAAP (including SFAS No. 115 and 130, FSP FAS 115-1/FAS 124-1, and EITF Issue 99-20) for debt securities classified as available-for-sale and held-to-maturity.  FAS 115-2/124-2 requires the entity to consider (i) whether the entire amortized cost basis of the security will be recovered (based on the present value of expected cash flows), and (ii) its intent to sell the security.  Based on the factors described in the preceding sentence, this pronouncement also explains the process for determining the OTTI to be recognized in “other comprehensive income” (generally, the impairment charge for other than a credit loss) and in earnings.  FAS 115-2/124-2 does not change existing recognition or measurement guidance related to OTTI of equity securities.  This pronouncement is effective as described in the preceding paragraph.  Certain transition rules apply to debt securities held at the beginning of the interim period of adoption when an OTTI was previously recognized.  If an entity early adopts either FSP 107-1 or FSP FAS 157-4, the entity is also required to early adopt this pronouncement.  In addition, if an entity early adopts FAS 115-2/124-2, it is also required to early adopt FSP FAS 157-4.  The adoption of this standard did not have a significant impact on our consolidated financial statements.

The pronouncements described in the immediately preceding three paragraphs do not require any of the new disclosures for earlier periods (ended before initial adoption) that are presented for comparative purposes.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued.  SFAS 165 requires companies to disclose in their financial statements the effects of subsequent events that would cause the financial statements to be misleading by providing additional evidence about conditions at the balance-sheet date including evidence about conditions that arose after the balance-sheet date.  Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009, and should be applied prospectively.  As the requirements under SFAS 165 are consistent with our current practice, the adoption of this standard did not have a significant impact on our consolidated financial statements.   We have evaluated subsequent events through August 24, 2009 for purposes of this Quarterly Report.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”).  SFAS 166 removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS No. 140,   “ Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”  (“SFAS 140”) and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”).  This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This statement is effective for fiscal years beginning after November 15, 2009.  Accordingly, we will adopt SFAS 166 in fiscal 2011.  The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS 167”).  SFAS 167 amends FIN 46R to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity.  This statement requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary.  This statement is effective for fiscal years beginning after November 15, 2009.  Accordingly, we will adopt SFAS 167 in fiscal 2011.  The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles; SFAS No. 168 designates the FASB Accounting Standards Codification, officially launched July 1, 2009,  as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2009, the SEC issued Interpretive Release No. 33-9062, “Commission Guidance Regarding the Financial Accounting Standards Board’s Accounting Standards Codification” regarding the impact of the FASB Codification on certain SEC rules, regulations, interpretive releases and staff accounting bulletins.  The SEC advised that references to FASB standards in current SEC text should correspond to the rules in the Codification.  The Codification does not supersede any SEC rules or regulations.  The Codification should not be considered the authoritative source for SEC guidance.

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

The Securities and Exchange Commission, on December 15, 2006, as amended on June 26, 2008, adopted new measures to grant relief to smaller public companies by extending the date of compliance with Section 404 of the Act.  Under these new measures, we will be required to comply with the Act in two phases.  The first phase was completed by us for the fiscal year ended October 31, 2008 and required us to issue a management report on internal control over financial reporting. The second phase will require us to obtain an auditor’s attestation report on internal control over financial reporting beginning with the fiscal year ending October 30, 2010.  There have been no changes in our internal controls over financial reporting that occurred during our third quarter ended July 10, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended July 10, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 18, 2009 – May 15, 2009	4,842	$4.83	4,842	470,234
May 16, 2009 – June 12, 2009	11,410	$6.40	11,410	458,824
June 13, 2009 – July 10, 2009	19,906	$8.14	19,906	438,918
Total	36,158	$7.15	36,158

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended July 10, 2009.

(2)
Repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of our management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of our common stock in compliance with the requirements of Rule 10b5-1 under the Exchange Act.  Commencing on October 14, 2008 and continuing through and including October 13, 2009, CGM shall act as our exclusive agent to purchase shares of our common stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act or in privately-negotiated transactions.  As of July 10, 2009, the total maximum number of shares that may be purchased under the Purchase Plan is 438,918 at a total maximum aggregate price (exclusive of commission) of $4,389,180.

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

BRIDGFORD FOODS CORPORATION (Registrant)

Dated: August 24, 2009	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)