Form 10-K
period 2009-10-30
BRIDGFORD FOODS CORP
filed 2010-01-28
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on April 17, 2009 was $7,315,000.

As of January 15, 2010, there were 9,338,840 shares of common stock outstanding.

Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held March 17, 2010 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PART I

Item 1.	Business

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and Bridgford Foods Corporation intends that such forward-looking statements be subject to the safe harbors created thereby. Readers are cautioned that such statements, which may be identified by words including ‘‘anticipates,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding the following: general economic and business conditions; the impact of competitive product and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Report.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding our business, which involve judgments with respect to, among other things, future economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as representation by us or any other person that the objectives or plans of our company will be achieved. The forward-looking statements contained herein speak as of the date of this Report and we undertake no obligation to update such statements after the date hereof.

Background of Business

Bridgford Foods Corporation (collectively with its subsidiaries, “Bridgford”, the “Company”, “We”, “Our”), a California corporation was organized in 1952. We originally began operations in 1932 as a retail meat market in San Diego, California and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat, and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. For more than the past five years we and our subsidiaries have been primarily engaged in the manufacturing, marketing and distribution of an extensive line of frozen, refrigerated, and snack food products throughout the United States. We have not been involved in any bankruptcy, receivership, or similar proceedings since inception nor have we been party to any merger, acquisition, etc. or acquired or disposed of any material amounts of assets during the past five years. Substantially all of our assets have been acquired in the ordinary course of business. We have had no significant change in the type of products produced or distributed, nor in the markets we serve. Independent distributors now serve approximately 2,400 stores of all types in areas impractical to serve by our Company-owned vehicles.

Description of Business

Bridgford Foods Corporation operates in two business segments - the processing and distribution of frozen products and the processing and distribution of refrigerated and snack food products.  For information regarding the separate financial performance of the business segments refer to Note 7 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The following table shows sales, as a percentage of consolidated sales, for each of these segments for each of the last two fiscal years:

	2009	2008
Frozen Food Products	45%	44%
Refrigerated and Snack Food Products	55%	56%
	100%	100%

We manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky, and a variety of sandwiches and sliced luncheon meats. The products we purchase for resale include a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts, and other delicatessen type food products.

	2009	2008
Products manufactured, processed or packaged by Bridgford	83%	82%
Products manufactured or processed by third parties for distribution	17%	18%
	100%	100%

Although we have recently introduced several new products, most of these products have not contributed significantly to our revenue growth for the fiscal year. Our sales are not subject to material seasonal variations. Historically we have been able to respond quickly to the receipt of orders and, accordingly, do not maintain a significant sales backlog. Bridgford Foods Corporation and its industry generally have no unusual demands or restrictions on working capital items. During the last fiscal year we did not enter into any new markets or any significant contractual or other material relationships.

To date, federal, state, and local environmental laws and regulations, including those relating to the discharge of materials into the environment, have not had a material effect on our business.

Availability of SEC Filings and Code of Conduct on Internet Website

We maintain an Internet website at http://www.bridgford.com.  Available on this website, free of charge, are annual reports on Form 10-K, quarterly reports on Form 10-Q, and reports filed under Section 16 of the Securities Exchange Act of 1934 which we file with the Securities and Exchange Commission.  Our Code of Conduct is also available on the website.

Major Product Classes

Frozen Food Products

Our frozen food division serves both food service and retail customers. We sell approximately 170 unique frozen food products through wholesalers, cooperatives, and distributors to approximately 21,000 retail outlets and 22,000 restaurants and institutions.

Frozen Food Products – Food Service

The food service industry is composed of establishments that serve food outside the home and includes restaurants, the food operations of health care providers, schools, hotels, resorts, corporations, and other traditional and non-traditional food service outlets. Growth in this industry has been driven by the increase in away-from-home meal preparation, which has accompanied the expanding number of both dual income and single-parent households. Another trend within the food service industry is the growth in the number of non-traditional food service outlets such as convenience stores, retail stores, and supermarkets. These non-traditional locations often lack extensive cooking, storage, or preparation facilities resulting in a need for pre-cooked and prepared foods similar to those we provide. The expansion in the food service industry has also been accompanied by the continued consolidation and growth of broadline and specialty food service distributors, many of which are long-standing customers.

We supply our food service customers generally through distributors that take title to the product and resell it. Among our customers are many of the country’s largest broadline and specialty food service distributors. These and other large end purchasers occasionally go through extensive qualification procedures and their manufacturing capabilities are subjected to thorough review by the end purchasers prior to our approval as a vendor. Large end purchasers typically select suppliers that can consistently meet increased volume requirements on a national basis during peak promotional periods. We believe that manufacturing flexibility, national presence, and long-standing customer relationships should allow us to compete effectively with other manufacturers seeking to provide similar products to our current large food service end purchasers, although no assurances can be given.

Frozen Food Products – Retail Customers

The majority of our existing and targeted retail customers are involved in the resale of branded and private label packaged foods. The same trends which have contributed to the increase in away-from-home meal preparation have also fueled the growth in easy to prepare, microwaveable frozen and refrigerated convenience foods. Among the fastest growing segments is the frozen and refrigerated hand-held foods market. This growth has been driven by improved product quality and variety and the increasing need for inexpensive and healthy food items that require minimal preparation. Despite rapid growth, many categories of frozen and refrigerated hand-held foods have achieved minimal household penetration.  We believe we have been successful in establishing and maintaining supply relationships with certain selected leading retailers in this market.

Frozen Food Products – Sales and Marketing

Our frozen food business covers the United States and Canada. In addition to regional sales managers, we maintain a network of independent food service and retail brokers covering most of the states as well as Canada. Brokers are compensated on a commission basis. We believe that our broker relationships, in close cooperation with the regional sales managers, are a valuable asset providing significant new product and customer opportunities. The regional sales managers perform several significant functions for us, including identifying and developing new business opportunities and providing customer service and support to our distributors and end purchasers through the effective use of our broker network.

Our annual advertising expenditures are directed towards retail and institutional customers. These customers participate in various special promotional and marketing programs and direct advertising allowances we sponsor. We also invest in general consumer advertising in various newspapers and periodicals including free standing inserts and coupons to advertise in major markets. We direct advertising toward food service customers with campaigns in major industry publications and through our participation in trade shows throughout the United States.

Refrigerated and Snack Food Products – Customers

Our refrigerated and snack food products division sells approximately 240 different items through a direct store delivery network serving approximately 31,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.

These customers are comprised of large retail chains and smaller “independent” operators. This part of our business is highly competitive. Proper placement of our product lines is critical to selling success since most items could be considered “impulse” items which are often consumed shortly after purchase. Our ability to sell successfully to this distribution channel depends on aggressive marketing and maintaining relationships with key buyers.

Refrigerated and Snack Food Products — Sales and Marketing

Our direct store delivery network consists of two separate divisions, refrigerated and non-refrigerated snack food products. Refrigerated snack food products are distributed through six different regions located in the southwest, primarily operating in California, Arizona, and Nevada. Non-refrigerated snack food products are distributed across the United States and Canada. The regional sales managers perform several significant functions for us including identifying and developing new business opportunities and providing customer service and support to our customers. We also utilize the services of brokers, where appropriate, to support efficient product distribution and customer satisfaction. Independent distributors now serve approximately 2,400 customers of all types in areas impractical to serve by our Company-owned vehicles.

Product Planning and Research and Development

We continually monitor the consumer acceptance of each product within our extensive product line. Individual products are regularly added to and deleted from the our product line. The addition or deletion of any individual product has not had a material effect on our operations in the current fiscal year. We believe that a key factor in the success of our products is our system of carefully targeted research and testing of our products to ensure high quality and that each product matches an identified market opportunity. The emphasis in new product introductions in the past several years has been in single service items. We are constantly searching to develop new products to complement our existing product line and improved processing techniques and formulas for our existing product line. We utilize in-house test kitchen to research and experiment and consultants with unique food preparation methods, improve quality control and analyze new ingredient mixtures.

Competition

Our products are sold under highly competitive conditions. All food products can be considered competitive with other food products, but we consider our principal competitors to include national, regional and local producers and distributors of refrigerated, frozen and snack food products. Several of our competitors include large companies with substantially greater financial and marketing resources than ours. Existing competitors may broaden their product lines and potential competitors may enter or increase their focus on our market, resulting in greater competition for us. We believe that our products compete favorably with those of our competitors. Such competitors’ products compete against ours for retail shelf space, institutional distribution and customer preference.

Effect of Government Regulations

Our operations are subject to extensive inspection and regulation by the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (the “FDA”), and by other federal, state, and local authorities regarding the processing, packaging, storage, transportation, distribution, and labeling of products that we manufacture, produce and process.  Our processing facilities and products are subject to continuous inspection by the USDA and/or other federal, state, and local authorities.  The USDA has issued strict policies concerning the control of listeria monocytogenes in ready-to-eat meat and poultry products and contamination by food borne pathogens such as E. coli and salmonella, and established a new system of regulation known as the Hazard Analysis Critical Control Points (“HACCP”) program. The HACCP program requires all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements.  We believe that we are currently in compliance with governmental laws and regulations and that we maintain the necessary permits and licenses relating to our meat operations.

Importance of Key Customers

Sales to Wal-Mart® comprised 11.4% and 10.2% of revenues for fiscal years 2009 and 2008, respectively. Accounts receivable from Wal-Mart® was 13.3% and 14.2% of total accounts receivable at October 30, 2009 and October 31, 2008, respectively.

Sources and Availability of Raw Materials

We purchase large quantities of pork, beef, and flour.  These ingredients are generally available from a number of different suppliers although the availability of these ingredients is subject to seasonal variation.  We build ingredient inventories to take advantage of downward trends in seasonal prices or anticipated supply limitations.

Employees

We had 586 employees at October 30, 2009, approximately 43% of whose employment relationship is governed by collective bargaining agreements. Most agreements expire between January  2011 and March 2012. A contract with Teamsters Locals 87, 150, 386 and 431, covering 16 employees, expired on March 31, 2007.  As of January 2010, a new agreement is in the process of ratification.  We believe that our relationship with all of our employees is favorable.

Executive Officers of the Registrant

The names, ages, and positions of all our executive officers as of January 1, 2010 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. William L. Bridgford is the son of Hugh Wm. Bridgford and the nephew of Allan L. Bridgford. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders. All executive officers are full-time employees of our company, except for Allan L. Bridgford, who works 60% of full-time effective March, 2005.

Name	Age	Position(s) with our company
Allan L. Bridgford	74	Senior Chairman and member of the Executive Committee
Hugh Wm. Bridgford	78	Vice President and Chairman of the Executive Committee
William L. Bridgford	55	Chairman and member of the Executive Committee
John V. Simmons	54	President and member of the Executive Committee
Raymond F. Lancy	56	Chief Financial Officer, Executive Vice President, Treasurer and member of the Executive Committee

Item 1A.	Risk Factors

In addition to the other matters set forth in this Annual Report on Form 10-K, the continuing operations and the price of our common stock are subject to the following risks, each of which could materially adversely affect our business, financial condition, and results of operations. The risks described below are not the only risks faced by us.  The risks described below are only the risks that we currently believe are material to our business.  However, additional risks not presently known, or risks that are currently believed to be immaterial, may also impair our business operations.

We are subject to general risks in the food industry, including risks relating to changes in consumer preference and economic conditions, any of which risks, if realized, could negatively impact our operating results and financial position.

The food industry, and the markets within the food industry in which we compete, are subject to various risks, including the following: evolving consumer preferences, nutritional and health-related concerns, federal, state and local food inspection and processing controls, consumer product liability claims, risks of product tampering, and the availability and expense of liability insurance. The meat and poultry industries are subject to scrutiny due to the association of meat and poultry products with recent outbreaks of illness, and on rare occasions even death, caused by food borne pathogens. Product recalls are sometimes required in the food industry to withdraw contaminated or mislabeled products from the market.  Additionally, the failure to identify and react appropriately to changes in consumer trends, demands and preferences could lead to, among other things, reduced demand and price reduction for our products.  Further, we may be adversely affected by changes in domestic or foreign economic conditions, including inflation or deflation, interest rates, availability of capital markets, consumer spending rates, and energy availability and costs (including fuel surcharges).  These and other general risks related to the food industry, if realized by us, could have a significant adverse affect on demand for our products, as well as the costs and availability of raw materials, ingredients and packaging materials, thereby negatively affecting our operating results and financial position.

Fluctuations in the prices that we pay for raw materials could negatively impact our financial results.

We purchase large quantities of commodity pork, beef, and flour. Historically, market prices for products we process have fluctuated in response to a number of factors, including changes in the United States government farm support programs, changes in international agricultural and trading policies, weather, and other conditions during the growing and harvesting seasons.

Our operating results are heavily dependent upon the prices paid for raw materials. The marketing of our value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets.   While fluctuations in significant cost structure components, such as ingredient commodities and fuel prices, have had a significant impact on profitability over the last two years, the impact of general price inflation on our financial position and results of operations has not been significant. Future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

We are subject to extensive government regulations and a failure to comply with such regulations could negatively impact our financial results.

Our operations are subject to extensive inspection and regulation by the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (the “FDA”), and by other federal, state, and local authorities regarding the processing, packaging, storage, transportation, distribution, and labeling of products that are manufactured, produced and processed by us. Our processing facilities and products are subject to continuous inspection by the USDA and/or other federal, state, and local authorities. The USDA has issued strict policies concerning the control of listeria monocytogenes in ready-to-eat meat and poultry products and contamination by food borne pathogens such as E. coli and salmonella, and established a new system of regulation known as the Hazard Analysis Critical Control Points (“HACCP”) program. The HACCP program requires all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements. We believe that we are currently in compliance with governmental laws and regulations and that we maintain necessary permits and licenses relating to our meat operations.

A failure to obtain or a loss of necessary permits and licenses could delay or prevent us from meeting current product demand and could adversely affect our operating performance.  Furthermore, we are routinely subject to new or modified laws, regulations and accounting standards.  If found to be out of compliance with applicable laws and regulations in these or other areas, we could be subject to civil remedies, including fines, injunctions, recalls, or asset seizures, as well as potential criminal sanctions, any of which could have a significant adverse effect on our financial results.

We depend on our key management, the loss of which could negatively impact our operations.

Our executive officers and certain other key employees have been primarily responsible for the development and expansion of our business, and the loss of the services of one or more of these individuals could adversely effect us.  Our success will be dependent in part upon our continued ability to recruit, motivate, and retain qualified personnel. We can not assure you that we will be successful in this regard. We have no employment or non-competition agreements with key personnel.

We depend on our major customers and any loss of such customers could have a negative impact on our profitability.

We could suffer significant reductions in revenues and operating income if we lost one or more of our largest customers, including, for example, Wal-Mart®, which accounted for 11.4% of revenues in fiscal year 2009.  Many of our customers, such as supermarkets, warehouse clubs, and food distributors have consolidated in recent years.  Such consolidation has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories while demanding lower pricing and increased promotional programs. These customers also may use their shelf space for their own private label products.  Failure to respond to these trends could reduce our volume and cause us to lower prices or increase promotional spending for our product lines which could adversely affect our profitability.

With more than 80% concentration of beneficial ownership of our stock held by the Bridgford family, there are risks that they can exert significant influence or control over our corporate matters.

Members of the Bridgford family beneficially own, in the aggregate, approximately 81% of our outstanding stock. In addition, three members of the Bridgford family serve on the Board of Directors.  As a result, members of the Bridgford family have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our shareholders, including amendments to by-laws, election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions.  This concentration of ownership may also delay or prevent a change in control otherwise favored by our other shareholders and could depress our stock price. Additionally, as a result of the Bridgford family’s significant ownership of the outstanding voting stock, we have relied on the “controlled company” exemption from certain corporate governance requirements of the NASDAQ stock market; therefore, we have elected not to implement the rule that provides for a nominating committee to identify and recommend nominees to the Board of Directors.  Pursuant to this exemption, our compensation committee, which is made up of independent directors, does not have sole authority to determine the compensation of our executive officers, including our Chairman of the Board.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We own the following properties:

Property Location	Building Square Footage	Acreage
Anaheim, California ***	100,000	5.0
Modesto, California **	0	0.3
Dallas, Texas *	94,000	4.0
Dallas, Texas *	30,000	2.0
Dallas, Texas *	16,000	1.0
Dallas, Texas *	3,200	1.5
Statesville, North Carolina *	42,000	8.0
Chicago, Illinois **	156,000	1.5

 *   - property used by Frozen Food Products Segment

 **  - property used by Refrigerated and Snack Food Segment

 ***- property used by both Frozen Food Products and Refrigerated and Snack Food Segments

We generally fully utilize the foregoing properties for processing, warehousing, distributing and administrative purposes. We also lease warehouse and/or office facilities throughout the United States and Canada. We believe that our properties are generally adequate to satisfy our foreseeable needs. Additional properties may be acquired and/or plants expanded if favorable opportunities and conditions arise.

Item 3.	Legal Proceedings

No material legal proceedings were pending against us at October 30, 2009 or as of the date of filing of this Annual Report on Form 10-K. We are likely to be subject to claims arising from time to time in the ordinary course of our business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on us. Any adverse litigation trends and outcomes could significantly and negatively affect our financial results.

Item 4.	Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareholders

The 2010 Annual Meeting of Shareholders will be held at the offices of Bridgford Foods Corporation, 1308 North Patt Street, Anaheim, California at 10:00 a.m. on Wednesday, March 17, 2010.

No matters were submitted to our shareholders during the fourth quarter of the fiscal year ended October 30, 2009.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Dividend Data

Our common stock is traded in the national over-the-counter market and is authorized for quotation on the Nasdaq Global Market under the symbol “BRID”. The following table reflects the high and low closing sale prices reported by Nasdaq as well as cash dividends paid for each of the last eight fiscal quarters.
Fiscal Year 2009	High	Low	Cash Dividends Paid
First Quarter	$4.88	$3.71	$0.00
Second Quarter	$4.55	$2.53	$0.00
Third Quarter	$9.32	$4.31	$0.00
Fourth Quarter	$9.79	$6.91	$0.00

Fiscal Year 2008	High	Low	Cash Dividends Paid
First Quarter	$7.45	$6.07	$0.00
Second Quarter	$6.94	$5.32	$0.00
Third Quarter	$6.77	$5.40	$0.00
Fourth Quarter	$6.43	$4.26	$0.00

On November 12, 2009, Bridgford Foods Corporation issued a press release announcing that its Board of Directors had approved a cash dividend of $0.10 per share of common stock to be distributed on January 4, 2010 to shareholders of record on December 8, 2009.

On January 15, 2010, the closing sale price for our common stock on the Nasdaq Global Market was $11.41 per share. As of January 15, 2010, there were 303 shareholders of record of our common stock.

The payment of any future dividends will be at the discretion of our  Board of Directors and will depend upon future earnings, financial requirements, and other factors.

Unregistered Sales of Equity Securities

During the period covered by this Report we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities by the Issuer

During fiscal year 2009, we repurchased an aggregate of 79,713 shares of our common stock for $637,955 pursuant to our repurchase plan previously authorized by the Board of Directors.  The following table provides information regarding our repurchases of common stock in each of the four periods comprising the fourth quarter of fiscal year 2009.

	Total Number of		Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Period (1)	Shares Purchased	Average Price Paid Per Share	or Programs (2)	or Programs (2)
July 11, 2009 - August 7, 2009 (4 weeks)	15,345	$$8.94	15,345	423,573
August 8, 2009 - September 4, 2009 (4 weeks)	8,522	$$9.01	8,522	415,051
September 5, 2009 - October 2, 2009 (4 weeks)	9,123	$$8.91	9,123	405,928
October 3, 2009 - October 30, 2009 (4 weeks)	7,883	$$9.23	7,883	398,045
Total	40,873	$$9.00	40,873

(1)	The periods shown are our fiscal periods during the sixteen-week quarter ended October 30, 2009.

(2)
All repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of the our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 14, 2009 and continuing through and including October 13, 2010, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18  average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of October 30, 2009, the total maximum number of shares that may be purchased under the Purchase Plan is 398,045 at a purchase price not to exceed $10.00 per share for a total maximum aggregate price (exclusive of commission) of $3,980,450.

Item 6.	Selected Financial Data

         Not applicable to smaller reporting company.

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a complete understanding, this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in this Report.

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

Results of Operations (in thousands except percentages)

Fiscal Year Ended October 30, 2009 (52 weeks) Compared to Fiscal Year Ended October 31, 2008 (52 weeks)

Net Sales-Consolidated

Net sales in fiscal 2009 increased  $1,675 (1.4%) when compared to the prior year.  The primary reason for the increase was higher unit volume. The impact of selling price changes was insignificant.  Promotional allowances as a percentage of consolidated sales decreased 0.1%.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment in fiscal 2009 increased $1,872 (3.5%) compared to the prior year.  A unit volume decrease of 5.1% was offset by price increases of 8.6% contributing to the change.  Promotional allowances were unchanged compared to the prior year.

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products segment in fiscal 2009 decreased $197 (0.3%) compared to the prior year. Unit volume increases of 3.9% in fiscal 2009 were more than off-set by selling price decreases.

Cost of Products Sold-Consolidated

Cost of products sold in fiscal 2009 decreased $9,153 (11.4%) compared to the prior year primarily due to lower flour and meat commodity costs.  Utilities, employee benefit costs and operating supplies decreased significantly compared to the prior fiscal year. Favorable changes in product mix also contributed to the decline in cost of sales.

Cost of Products Sold–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment in fiscal 2009 decreased $3,911 (11.2%) compared to the prior year.  Lower flour commodity costs in fiscal 2009 were the primary contributing factor causing this decrease.  Utilities and employee benefit costs decreased significantly compared to the prior fiscal year. Favorable changes in product mix also contributed to the decline in cost of sales.

Cost of Products Sold–Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products segment in fiscal 2009 decreased $5,827 (12.4%) compared to the prior year. Lower meat commodity costs and producing products previously purchased from outside suppliers in fiscal 2009 were the primary factors causing this change.  Utilities, employee benefit costs, property taxes and operating supplies decreased significantly compared to the prior fiscal year.

Gross Margin-Consolidated

The gross margin before depreciation increased from 33.6% to 42.0%, in fiscal 2009, primarily due to lower flour and meat commodity costs when compared to the prior fiscal year.  Promotional allowances declined 0.1% as a percentage of consolidated sales and had no measurable impact on the gross margin.

Gross Margin–Frozen Food Products Segment

The gross margin before depreciation in the Frozen Food Products segment in fiscal 2009 increased from 33.8% to 43.2%, in fiscal 2009, primarily due to lower flour commodity costs when compared to the prior fiscal year.  Lower promotional allowances also increased net selling prices contributing to the gross margin increase.  Favorable changes in product mix also contributed to the improvement in gross margin.

Gross Margin–Refrigerated and Snack Food Products Segment

The gross margin before depreciation in the Refrigerated and Snack Food Products segment in fiscal 2009 increased from 31.3% to 39.6%, in fiscal 2009, primarily due to lower meat commodity costs and lower delivery costs when compared to the prior fiscal year.  Increased in-sourcing of major product lines reduced overhead costs per unit. Cost decreases related to utilities, employee benefits, property taxes and operating supplies also favorably impacted our gross margin in this segment.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses in fiscal 2009 decreased $1,532 (3.5%) when compared to the prior year.  The decrease in this category did not directly correspond to the change in sales.

The table below summarizes the primary expense variances:

	52 Weeks Ended		Expense/Loss
	October 30, 2009	October 31, 2008	Increase (Decrease)
Fuel	$2,369	$4,158	$(1,789)
Cash surrender value (gain) / loss	(323)	928	(1,251)
Wages and bonus	17,369	16,070	1,299
Benefits-health/life	1,997	2,895	(898)
Benefits-workers compensation	700	1,073	(373)
Bad debt provision (recovery)	78	(194)	272
Interest income	(32)	(272)	240
Other	19,562	18,594	968
Total	$41,720	$43,252	$(1,532)

Selling, General and Administrative Expenses-Frozen Food Products Segment

Selling, general and administrative expenses in the Frozen Food Products segment in fiscal 2009 increased by $1,007 (6.4%) compared to the prior year.  This category increased primarily as a result of increased profit sharing expenses as a result of higher segment profitability.  The allocation of corporate support changes also increased due to higher segment revenues. Expenses related to advertising also increased compared to the prior year.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

Selling, general and administrative expenses in the Refrigerated and Snack Food segment in fiscal 2009 decreased $2,539 (9.2%) compared to the prior year.  This decrease was primarily caused by lower fuel, healthcare and workers’ compensation expenses.  Outside storage expense also declined compared to the prior fiscal year.

Depreciation Expense-Consolidated

Depreciation expense in fiscal 2009 decreased by $550 (16.8%) compared to the prior year.  The decrease in depreciation expense reflects lower capital expenditure levels in recent years and certain significant assets becoming fully depreciated in the 2009 fiscal year.

Depreciation Expense-Frozen Food Products Segment

Depreciation expense in the Frozen Food Products segment in fiscal 2009 decreased by $80 (10.2%) compared to the prior year. The decrease in depreciation expense reflects lower capital expenditure levels in recent years and certain significant assets becoming fully depreciated in the 2009 fiscal year.

Depreciation Expense- Refrigerated and Snack Food Products Segment

Depreciation expense in the Refrigerated and Snack Food segment in fiscal 2009 decreased by $333 (15.2%) compared to the prior year. This decline reflects lower capital expenditure levels in recent years.

Income Taxes

The effective income tax rate was 3.6% and (112.1)% in fiscal years 2009 and 2008, respectively. In fiscal year 2009, the effective income tax rate differed from the applicable mixed statutory rate of approximately 38% primarily due to recording a full valuation allowance on our deferred tax assets of $8,443 in fiscal year 2008 (Refer to Note 4).  The 2009 provision for taxes on income of $255 consists of minimum federal and state income taxes.  In fiscal year 2008 the effective income tax rate differed from the applicable mixed statutory rate of approximately 38% primarily due to recording a full valuation allowance on our deferred tax assets of $8,615 (Refer to Note 4) and our current year claim for research and development tax credits and non-taxable life insurance.

Liquidity and Capital Resources (in thousands except share amounts)

Our need for operations growth, capital expenses and share repurchases are expected to be met with cash flows provided by operating activities.

Cash flows from operating activities:

	2009	2008

Net income (loss)	$6,787	$(12,447)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,733	3,283
Provision (recovery) on losses on accounts receivable	78	(194)
(Gain) on sale of property, plant and equipment	(11)	(27)
Loss on sale of equity securities	159	—
Deferred income taxes, net	171	(2,107)
Tax valuation allowance	(171)	8,615
Changes in operating working capital	(310)	2,483
Net cash provided by (used in) operating activities	$9,436	$(394)

For fiscal year 2009, net cash provided by operating activities was $9,436, which enabled us to fund additions to property, plant and equipment in the amount of $1,303 and share repurchases of $638.  The available cash balance increased by $7,819 during the fiscal year.  In November 2009, we declared a one-time cash dividend of $0.10 per share of common stock for shareholders of record on December 8, 2009, payable on January 4, 2010, based on operations for fiscal year 2009.   For fiscal year 2008, net cash used in operating activities was $394.  We funded additions to property, plant and equipment in the amount of $1,880 and share repurchases of $3,039 from cash balances.

         Significant changes in operating working capital are as follows:

2009 – Operating cash flows increased primarily due to net income of $6,787 and non-cash depreciation expense of $2,733.  Operating cash flows was increased by a reduction in inventories, increase in accounts payable and the current portion of non-current liabilities. Significant increases in accounts receivable and other non-current assets and decreases in accrued payroll, advertising and other expenses offset the cash flow increases during 2009.  During the 2009 fiscal year we funded $989 toward our defined benefit pension plan.

2008 – Operating cash flows decreased primarily due to reductions in other non-current assets and the current portion of non-current liabilities offset by decreases in inventories, prepaid expenses and accrued payroll, advertising and other expenses. During the year we funded $2,467 toward our defined benefit pension plan.

Cash used in investing activities:

	2009	2008
Proceeds from sale of property, plant and equipment	$56	$69
Proceeds from sale of equity securities	268	—
Additions to property, plant and equipment	(1,303)	(1,880)
Net cash used in investing activities	$(979)	$(1,811)

Expenditures for property, plant and equipment include the acquisition of new equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. Overall capital spending has declined in recent years as we carefully scrutinize capital investments for short term pay-back of our investments.

Cash used in financing activities:

	2009	2008
Shares repurchased	$(638)	$(3,039)
Net cash used in financing activities	$(638)	$(3,039)

During fiscal year 2009, we repurchased an aggregate of 79,713 shares of our common stock for $637,955 pursuant to our repurchase plan previously authorized by the Board of Directors.

We have remained free of interest-bearing debt for twenty-three consecutive years. We maintain a line of credit with Bank of America that expires April 30, 2010. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s Prime rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain certain levels of shareholders’ equity and working capital.  We are currently in compliance with all provisions of the agreement.  There were no borrowings under this line of credit during the 2009 fiscal year.  Management believes that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for fiscal 2010.

Impact of Inflation

Our operating results are heavily dependent upon the prices paid for raw materials.  The marketing of our value-added products does not lend itself to instantaneous changes in selling prices.  Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets.  While fluctuations in significant cost structure components, such as ingredient commodities and fuel prices, have had a significant impact on profitability over the last two fiscal years, the impact of general price inflation on our financial position and results of operations has not been significant.  However, future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations (in thousands)

We have remained free of interest bearing debt for twenty-three consecutive years and had no other debt or other contractual obligations except for leases existing at October 30, 2009.  We lease certain transportation equipment under operating leases through 2011.

Future minimum lease payments are approximately (in thousands):

	2010	2011
Net Lease Commitments	$425	$425

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts not originally estimated.  We record promotional and returns allowances and bad debt allowances based on recent and historical trends. Management believes its current estimates are reasonable and based on the best information available at the time.

Disclosure concerning our policies on credit risk, revenue recognition, cash surrender or contract value for life insurance policies, deferred income tax and the recoverability of our long-lived assets are provided in Notes 1 and 4 to the Consolidated Financial Statements.

 Recently Issued Accounting Pronouncements and Regulations

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

On January 22, 2009, our Audit Committee of the Board of Directors of the Company dismissed Haskell & White LLP as our independent registered public accounting firm. Haskell & White LLP completed the audit of our financial statements for the year ended October 31, 2008 on January 28, 2009 completely terminating Haskell & White LLP's appointment as our independent registered public accounting firm for the Company. The decision to change principal accountants was approved by our Audit Committee and our Board of Directors.

The reports of Haskell & White LLP on the consolidated financial statements of Bridgford Foods Corporation for the years ended October 31, 2008 and November 2, 2007, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended October 31, 2008 and November 2, 2007, and through the subsequent interim period ended January 28, 2009, there were no disagreements with Haskell & White LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Haskell & White LLP, would have caused it to make reference thereto in its reports on the financial statements for such years.

During the years ended October 31, 2008, and November 2, 2007, and through the subsequent interim period ended January 28, 2009, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

On January 22, 2009, our Audit Committee and our Board of Directors appointed Squar, Milner, Peterson, Miranda & Williamson, LLP as its new independent registered public accounting firm as of January 22, 2009 for the fiscal year beginning November 1, 2008 and ending October 30, 2009.

During the Company’s two most recent fiscal years ended October 31, 2008 and November 2, 2007, and through the subsequent interim period ended January 28, 2010, neither the Company nor anyone on its behalf consulted Squar, Milner, Peterson, Miranda & Williamson, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation and under the supervision of our Chairman and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e))  as of the end of the period covered by this Report. Based on this evaluation the Chairman and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report in their design and operation to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management and  recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Our management, including our Chairman and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We maintain and evaluate a system of internal accounting controls, and a program of internal auditing designed to provide reasonable assurance that our assets are protected and that transactions are performed in accordance with proper authorization, and are properly recorded. This system of internal accounting controls is continually reviewed and modified in response to evolving business conditions and operations and to recommendations made by the independent registered public accounting firm and internal auditor.  We have established a code of conduct.  Our management believes that the accounting and internal control systems provide reasonable assurance that assets are safeguarded and financial information is reliable.

The Audit Committee of the Board of Directors meets regularly with our financial management and counsel, and with the independent registered public accounting firm engaged by us.  Internal accounting controls and the quality of financial reporting are discussed during these meetings. The Audit Committee has discussed with the independent registered public accounting firm matters required to be discussed by Statement of Auditing Standards No. 114 (Communication with Audit Committees). In addition, the Audit Committee and the independent registered public account firm have discussed the independent registered public accounting firm’s independence from our Company and its management, including the matters in the written disclosures required by Public Company Accounting Oversight Board Rule 3526 “Communicating with Audit Committees Concerning Independence”.

Section 404 of the Sarbanes-Oxley Act of 2002

In order to comply with the Sarbanes-Oxley Act of 2002 (the “Act”), we have undertaken and continue a comprehensive effort, which includes the documentation and review of our internal controls. In order to comply with the Act, we centralized most accounting and many administrative functions at our corporate headquarters in an effort to control the cost of maintaining our control systems.

The Securities and Exchange Commission, on December 15, 2006, adopted new measures to grant relief to smaller public companies by extending the date of compliance with Section 404 of the Act.  Under these new measures, we will be required to comply with the Act in two phases.  The first phase was completed by us commencing with the fiscal year ending October 31, 2008 and requires us to issue a management report on internal control over financial reporting with each Annual Report on Form 10-K thereafter. The second phase will require us to provide an auditor’s attestation report on our internal control over financial reporting beginning with our fiscal year ending October 30, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of our internal control over financial reporting for our fiscal year ended October 30, 2009.  Based on management’s assessment and those criteria, management believes that the internal control over financial reporting for our fiscal year ending October 30, 2009 was effective.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s internal control report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Report.

There has been no change in our internal control over financial reporting during the last fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.             Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information set forth in the sections entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders to be held on March 17, 2010 is incorporated herein by reference. Information concerning our executive officers is set forth in Part I, Item 1, hereof under the heading “Executive Officers of the Registrant”.

Item 11.	Executive Compensation

Information set forth in the sections entitled “Proposal 1 – Election of Directors” and “Compensation of Executive Officers” contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders to be held on March 17, 2010 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information set forth in the sections entitled “Principal Shareholders and Management” and “Proposal 1 – Election of Directors” contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders to be held on March 17, 2010 is incorporated herein by reference.

Equity Compensation Plan Information

Our only shareholder approved equity compensation plan expired by its terms on April 29, 2009. No further stock options or rights are available for grant under this plan and all previously outstanding options and rights have also expired by their terms.  No stock options, warrants or rights were granted during the fiscal years ended October 30, 2009 and October 31, 2008 and none were outstanding as of October 30, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence (not in thousands)

Information set forth in the sections entitled “Proposal 1 – Election of Directors” and “Certain Relationships and Related Party Transactions” contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders to be held on March 17, 2010 is incorporated herein by reference.

We are considered a “controlled company” within the meaning of Rule 5615(c)(1) of the National Association of Securities Dealers (“NASD”) based on the approximate 80% beneficial ownership of  our outstanding common stock by Bridgford Industries Incorporated and are therefore exempted from various NASD rules pertaining to certain “independence” requirements of our directors. Nevertheless, the Board of Directors has determined that Messrs. Andrews, Foster, Schulze, Scott and Zippwald, who together comprise the Audit Committee, are all “independent directors” within the meaning of Rule 5605 of the Nasdaq Marketplace Rules.

Our general legal counsel is the son of the senior chairman of the board of directors.  For these services, he currently is paid a fee of $1.35 for each meeting attended. Total fees paid under this arrangement for fiscal year 2009 were $16.2 In addition, legal services are performed on our behalf and billed by a firm in which he is a partner.  Total fees billed under this arrangement for fiscal year 2009 were approximately $70.

Item 14.	Principal Accountant Fees and Services

Information set forth in the sections entitled “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit Services And Permissible Non-Audit Services of Independent Accountants” contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders to be held on March 17, 2010 is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. The following documents are filed as a part of this report:

(2) Financial Statement Schedule

The following financial statement is filed herewith:

Schedule II - Valuation and Qualifying Accounts	39

(3) Exhibits

(a) The exhibits below are filed or incorporated herein by reference.

Exhibit Number	Description
3.5	Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10-K on January 28, 1993 and incorporated herein by reference).

3.6	Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10-K on January 28, 1993 and incorporated herein by reference).

3.7	By-laws, as amended (filed as Exhibit 2 to Form 10-K on January 28,1993 and incorporated herein by reference).

3.8	Certificate of Amendment to By-laws (filed as Exhibit 99.1 to Form 8-K on October 10, 2007 and incorporated herein by reference).

10.1	Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit10.1 to Form 10-K on January 28, 1993 and incorporated herein by reference).*

10.2	Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to Form 10-K on January 28, 1993 and incorporated herein by reference).*

10.3	Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as Exhibit 10.3 to Form 10-K on January 28, 1993 and incorporated herein by reference).*

10.4	Bridgford Foods Corporation 1999 Stock Incentive Plan and Form of Stock Option Agreement (filed as Exhibit 4.1 to Form S-8 on May 28, 1999 and incorporated herein by reference).*

21.1	Subsidiaries of the Registrant.

24.1	Power of Attorney (included as part of the signature page)

31.1	Certification of Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

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

Date: January 28, 2010
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

Signature	Title	Date

/s/ WILLIAM L. BRIDGFORD	Chairman	January 28, 2010
William L. Bridgford	(Principal Executive Officer)

/s/ ALLAN L. BRIDGFORD	Senior Chairman	January 28, 2010
Allan L. Bridgford

/s/ BRUCE H. BRIDGFORD	Director	January 28, 2010
Bruce H. Bridgford

/s/ JOHN V. SIMMONS	President	January 28, 2010
John V. Simmons

/s/ RAYMOND F. LANCY	Chief Financial Officer	January 28, 2010
Raymond F. Lancy	(Principal Financial Officer)

/s/ TODD C. ANDREWS	Director	January 28, 2010
Todd C. Andrews

/s/ RICHARD A. FOSTER	Director	January 28, 2010
Richard A. Foster

/s/ ROBERT E. SCHULZE	Director	January 28, 2010
Robert E. Schulze

/s/ D. GREGORY SCOTT	Director	January 28, 2010
D. Gregory Scott

/s/ PAUL R. ZIPPWALD	Director	January 28, 2010
Paul R. Zippwald

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Bridgford Foods Corporation

We have audited the accompanying consolidated balance sheet of Bridgford Foods Corporation (the Company) as of October 30, 2009 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for the year then ended.  Our audit also included the financial statement Schedule II of the Company.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridgford Foods Corporation and the results of its consolidated operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to examine management’s assessment of the effectiveness of Bridgford Foods Corporation’s internal control over financial reporting as of October 30, 2009 included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting under Item 9A and, accordingly, we do not express an opinion thereon.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
January 27, 2010

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Bridgford Foods Corporation

We have audited the accompanying consolidated balance sheet of Bridgford Foods Corporation (the “Company”) as of October 31, 2008 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the fiscal year then ended.  In connection with our audit of the consolidated financial statements, we also have audited the supplementary information included in Schedule II.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2008, and the consolidated results of its operations and its cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Haskell & White LLP

Irvine, California
January 28, 2009

BRIDGFORD FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
October 30, 2009 and October 31, 2008
(in thousands, except per share amounts)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$13,911	$6,092
Accounts receivable, less allowance for doubtful accounts of $404 and $397, respectively and promotional allowances of $1,962 and $2,015, respectively	9,718	8,867
Inventories	15,595	16,052
Prepaid expenses	621	442
Refundable income taxes	168	464
Deferred income taxes, less valuation allowance of $1,852 and $2,422, respectively	—	—
Total current assets	40,013	31,917

Property, plant and equipment, net of accumulated depreciation of $55,362 and $53,740, respectively	8,300	9,775
Other non-current assets	10,586	10,263
Deferred income taxes, less valuation allowance of $6,592 and $6,193, respectively	—	—
Total assets	$58,899	$51,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,227	$3,072
Accrued payroll, advertising and other expenses	5,320	6,850
Current portion of non-current liabilities	3,667	1,555
Total current liabilities	13,214	11,477
Non-current liabilities	13,262	7,943
Total liabilities	26,476	19,420

Contingencies and commitments (Notes 3, 5 and 6)	—	—

Shareholders’ equity:
Preferred stock, without par value
Authorized - 1,000 shares; issued and outstanding – none	—	—
Common stock, $1.00 par value
Authorized - 20,000 shares; issued and outstanding – 9,355 and 9,435 in 2009 and 2008, respectively	9,412	9,492
Capital in excess of par value	10,646	11,204
Retained earnings	21,085	14,298
Accumulated other comprehensive loss	(8,720)	(2,459)
Total shareholders’ equity	32,423	32,535
	$58,899	$51,955

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended October 30, 2009 and October 31, 2008
(in thousands, except share and per share amounts)

	2009	2008
Net sales	$122,665	$120,990
Cost of products sold, excluding depreciation	71,170	80,323
Selling, general and administrative expenses	41,720	43,252
Depreciation	2,733	3,283
	115,623	126,858
Income (loss) before taxes	7,042	(5,868)
Provision for income taxes	255	6,579
Net income (loss)	$6,787	$(12,447)
Basic earnings (loss) per share	$0.72	$(1.30)
Shares used to compute basic earnings (loss) per common share	9,411,181	9,577,286
Diluted earnings (loss) per share	$0.72	$(1.30)
Shares used to compute diluted earnings (loss) per common share	9,411,181	9,577,286

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the years ended October 30, 2009 and October 31, 2008
(in thousands)
	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance, November 2, 2007	9,889	$9,946	$13,789	$26,837	$(603)	$49,969
Adoption of ASC 740-10 (Note 4)				(92)		(92)
Shares repurchased and retired	(454)	(454)	(2,585)			(3,039)
Net loss				(12,447)		(12,447)
Other comprehensive net income (loss):
Unrealized loss on investment (Note 1)					(106)	(106)
Net change in defined benefit plans					(2,093)	(2,093)
Net change in other benefit plans					343	343
Comprehensive loss						(14,303)
Balance, October 31, 2008	9,435	9,492	11,204	14,298	(2,459)	32,535
Shares repurchased and retired	(80)	(80)	(558)			(638)
Net income				6,787		6,787
Other comprehensive net income (loss):
Unrealized gain on investment (Note 1)					180	180
Net change in defined benefit plans					(6,247)	(6,247)
Net change in other benefit plans					(194)	(194)
Comprehensive income						526
Balance, October 30, 2009	9,355	$9,412	$10,646	$21,085	$(8,720)	$32,423

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended October 30, 2009 and October 31, 2008
(in thousands)

	2009	2008

Cash flows from operating activities:
Net income (loss)	$6,787	$(12,447)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,733	3,283
Provision (recovery) on losses on accounts receivable	78	(194)
(Gain) on sale of property, plant and equipment	(11)	(27)
Loss on sale of equity securities	159	—
Deferred income taxes, net	171	(2,107)
Tax valuation allowance	(171)	8,615
Changes in operating assets and liabilities:
Accounts receivable	(929)	(111)
Inventories	457	2,281
Prepaid expenses	1	524
Refundable income taxes	296	33
Other non-current assets	(750)	928
Accounts payable	1,154	96
Accrued payroll, advertising and other expenses	(1,525)	1,504
Current portion of non-current liabilities	2,071	(2,116)
Non-current liabilities	(1,085)	(656)
Net cash provided by (used in) operating activities	9,436	(394)
Cash used in investing activities:
Proceeds from sale of equity securities	268	—
Proceeds from sale of property, plant and equipment	56	69
Additions to property, plant and equipment	(1,303)	(1,880)
Net cash used in investing activities	(979)	(1,811)
Cash used in financing activities:
Shares repurchased	(638)	(3,039)
Net cash used in financing activities	(638)	(3,039)
Net increase (decrease) in cash and cash equivalents	7,819	(5,244)

Cash and cash equivalents at beginning of year	6,092	11,336
Cash and cash equivalents at end of year	$13,911	$6,092

Suppllemental disclosure of cash flow information:
Cash paid for income taxes	$318	$—

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except share amounts, per share amounts, time periods and percentages)

NOTE 1- The Company and Summary of Significant Accounting Policies:

The consolidated financial statements include the accounts of our company and its subsidiaries, all of which are wholly-owned. All inter-company transactions have been eliminated.

Use of estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits and impairment of deferred tax assets are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which may vary from current estimates. Other areas with underlying estimates include cash surrender or contract value for life insurance policies, promotional allowances and the allowance for doubtful accounts.  Management believes its current estimates are reasonable and based on the best information available at the time.

We are required to test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an impairment is indicated, we must measure the fair value of assets to determine if and when adjustments are to be recorded.

Subsequent events

We have evaluated the effects of subsequent events through January 27, 2010 that may cause the financial statements to be misleading. Based on our review, no material events were identified that require adjustment to the financial statements or additional disclosure.  On November 12, 2009, we issued a press release announcing that our Board of Directors approved a cash dividend of $0.10 per share on common stock which was distributed on January 4, 2010 to shareholders of record on December 8, 2009.

Concentrations of credit risk

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The carrying amount of cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate fair market value due to the short maturity of these instruments. We maintain cash balances at financial institutions, which may at times exceed the amounts insured by the Federal Deposit Insurance Corporation of $250 per institution through December 31, 2013. However, management does not believe there is significant credit risk associated with these financial institutions. The provision for doubtful accounts receivable is based on historical trends and current collectibility risk. We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. Sales to Wal-Mart® comprised 11.4% of revenues in fiscal year 2009 and 13.3% of accounts receivable was due from Wal-Mart® at October 30, 2009. Sales to Wal-Mart® comprised 10.2% of revenues in fiscal year 2008 and 14.2% of accounts receivable was due from Wal-Mart® at October 31, 2008.

Business segments

Our Company and its subsidiaries operate in two business segments - the processing and distribution of frozen foods, and the processing and distribution of refrigerated and snack food products.  See Note 7 to the financial statements for further information.

Fiscal year

We maintain our accounting records on a 52-53 week fiscal basis. Fiscal years 2009 and 2008 included 52 weeks.

Revenues

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through a Company owned direct store delivery system. These delivery costs, $5,248 and $6,915 for 2009 and 2008, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements. We record promotional and returns allowances based on recent and historical trends.  Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product terms.  Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates.  Promotional allowances deducted from sales for fiscal years 2009 and 2008 were $7,147 and $6,909, respectively.

Advertising expenses

Advertising and other promotional expenses are recorded as selling, general and administrative expenses.  Advertising expenses for fiscal years 2009 and 2008 were $3,602 and $3,508, respectively.

Cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills. We had cash equivalents of $13,911 at October 30, 2009 and $6,092 at October 31, 2008.

Investments

We routinely classify certain equity securities as available for sale and measure them at market value (fair value).  All equity securities were sold in October 2009. Equity securities received from customers as part of bankruptcy settlements are classified as available for sale and deemed Level 1 as described below under “Fair value meansurements”.  Changes in unrealized gains or losses are recorded in other comprehensive income as a component of stockholders' equity.

Available for sale securities as of October 31, 2008:
Market value of investment in securities	$250
Acquisition value of investments in securities	430
Unrealized (loss) on investment	$(180)

Fair value measurements:

Effective November 1, 2008, we adopted guidance from the Financial Accounting Standards Board (“FASB”). The purpose of this guidance is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The standard describes three levels of inputs that may be used to measure fair value:

—	Level 1 inputs: Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

—	Level 2 inputs: Level 2 inputs are from other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

—	Level 3 inputs: Level 3 inputs are unobservable and should be used to measure fair value to the extent that observable inputs are not available.

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

Financial assets carried at fair value as of October 30, 2009 are classified below:

2009	Level 1	Level 2	Level 3	Total
Money market funds	$6,038	$—	$—	$6,038
Total	$6,038	$—	$—	$6,038

Inventories

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market.  Costs related to warehousing, transportation and distribution to customers are considered when computing market value.  Inventories include the cost of raw materials, labor and manufacturing overhead.  We regularly review inventory quantities on hand and write down any excess or obsolete inventories to net realizable value.  An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value.  Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions.

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Major renewals and improvements are charged to the asset accounts while the cost of maintenance and repairs is charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is credited or charged to income. Depreciation is computed on a straight-line basis over 10 to 20 years for buildings and improvements, 5 to 10 years for machinery and equipment, and 3 to 5 years for transportation equipment.

Insurance policies

We record the cash surrender value or contract value for life insurance policies as an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period.

Income taxes

Deferred taxes are provided for items whose financial and tax bases differ. A valuation allowance is provided against deferred tax assets when it is expected that it is more likely than not that the related asset will not be fully realized.

We provide tax reserves for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing. (See Note 4 to the financial statements). Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations.

Stock-based compensation

We measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant.  We have not issued, awarded, granted or entered into any stock-based payment agreements since April 29, 1999.

Basic and diluted earnings per share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding for all periods presented. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding plus shares issuable on conversion or exercise of all potentially dilutive securities (stock options).   There were no potentially dilutive securities during the fiscal years ended October 30, 2009 and October 31, 2008.

Foreign currency transactions

Our foreign branch located in Canada enters into transactions that are denominated in a foreign currency. The related transaction gains and losses arising from changes in exchange rates are not material and are included in selling, general and administrative expenses in the consolidated statement of operations in the period the transaction occurred.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss), additional minimum pension liability adjustments and unrealized gains and losses on equity securities.

Recently issued accounting pronouncements and regulations

In December 2007, the FASB issued guidance establishing principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, we expect to adopt this guidance for any business combinations entered into beginning in fiscal 2010, if any.

In December 2008, the FASB issued additional guidance on an employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. We plan to adopt this interpretation in fiscal 2010. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of our defined benefit pension plans.

In April 2009, the FASB issued guidance about disclosures about Fair Value of Financial Instruments, to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions.  This guidance requires disclosures in summarized financial information at interim reporting periods.  The guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009.  The adoption of this standard did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB also issued guidance which generally applies to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements.  This guidance does not change previously issued guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value, and (iii) ignore the intent to hold the asset or liability when estimating fair value.  Guidance was also provided to consider in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of this standard did not have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS guidance on “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This guidance designates the FASB Accounting Standards Codification, officially launched July 1, 2009, as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2- Composition of Certain Financial Statement Captions:

	2009	2008
Inventories:
Meat, ingredients and supplies	$4,488	$4,086
Work in process	1,647	2,322
Finished goods	9,460	9,644
	$15,595	$16,052
Property, plant and equipment:
Land	$1,807	$1,840
Buildings and improvements	13,476	13,440
Machinery and equipment	41,412	40,796
Asset impairment	(176)	(176)
Transportation equipment	6,931	7,368
Construction in process	212	247
	63,662	63,515
Accumulated depreciation	(55,362)	(53,740)
	$8,300	$9,775

Other non-current assets:
Cash surrender value benefits	$10,576	$10,253
Intangible asset	10	10
	$10,586	$10,263
Accrued payroll, advertising and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$3,596	$4,793
Accrued advertising and broker commissions	1,012	1,031
Property taxes	372	356
Others	340	670
	$5,320	$6,850

Current portion of non-current liabilities:
Incentive compensation	$661	$129
Defined benefit retirement plan	2,394	916
Other accrued retirement plans	544	510
Post retirement healthcare	68	—
	$3,667	$1,555

Non-current liabilities:
Incentive compensation	$1,224	$241
Defined benefit retirement plan	7,647	3,354
Other accrued retirement plans	3,394	3,542
Post retirement healthcare	997	806
	$13,262	$7,943

NOTE 3- Retirement and Other Benefit Plans:

Noncontributory-Trusteed Defined Benefit Retirement Plans for Sales, Administrative, Supervisory and Certain Other Employees

We have noncontributory-trusteed defined benefit retirement plans for sales, administrative, supervisory and certain other employees. In the third quarter of fiscal 2006, we froze future benefit accruals under this plan for employees classified within the administrative, sales or supervisory job classifications or within any non-bargaining class. The benefits under these plans are primarily based on years of service and compensation levels. The funding policy of the plan is to make contributions which are at least equal to the minimum required contributions needed to avoid a funding deficiency. The measurement date for the plan is our fiscal year end.

Net pension cost consisted of the following:

	Years Ended
	2009	2008
Service cost	$102	$148
Interest cost	2,023	1,948
Expected return on plan assets	(1,702)	(2,300)
Amortization of unrecognized loss	89	—
Amortization of unrecognized prior service costs	1	1
Net pension cost (income)	$513	$(203)

Net pension cost and benefit obligation are determined using assumptions as of the beginning of each fiscal year. Weighted average assumptions for the fiscal years are as follows:

	2009	2008
Discount rate	5.75%	8.00%
Rate of increase in salary levels	N/A	N/A
Expected return on plan assets	8.00%	8.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	2009	2008
Change in benefit obligations:
Benefit obligations - beginning of year	$25,819	$31,371
Service cost	102	148
Interest cost	2,023	1,948
Actuarial (gain) loss	8,062	(6,807)
Benefits paid	(964)	(841)
Benefit obligations - end of year	35,042	25,819
Change in plan assets:
Fair value of plan assets - beginning of year	21,548	27,806
Employer contributions	989	2,467
Actual return on plan assets	3,428	(7,884)
Benefits paid	(964)	(841)
Fair value of plan assets - end of year	25,001	21,548
Funded status of the plans	(10,041)	(4,271)
Unrecognized prior service costs	7	8
Unrecognized net actuarial loss	10,202	3,954
Accrued pension cost	$168	$(309)

Current accounting principles require that an internal rate of return analysis be included in the discount rate selection process.  The discount rates were based on Citigroup Pension Liability Index as of October 30, 2009 and October 31, 2008.

Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted-average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. Our expected employer contribution to the plan in fiscal year 2010 is $2,394.

The actual allocations as of the fiscal years ended and target allocation for plan assets are as follows:

Asset Class	2009	Target Asset Allocation	2008	Target Asset Allocation
Large Cap Equities	32.7%	40.0%	34.7%	40.0%
Mid Cap Equities	6.7%	10.0%	6.5%	10.0%
Small Cap Equities	4.2%	5.0%	3.8%	5.0%
International (including Non-U.S. Fixed Income)	18.3%	20.0%	10.8%	20.0%
Fixed Income	30.0%	0.0%	6.2%	0.0%
Other (Government/Corporate, Bonds)	0.0%	25.0%	29.0%	25.0%
Cash	8.1%	0.0%	9.0%	0.0%
Total	100.0%	100.0%	100.0%	100.0%

Expected payments for the pension benefits are as follows:

Fiscal Years	Pension Benefits
2010	$1,187
2011	$1,275
2012	$1,419
2013	$1,538
2014	$1,661
2015-2019	$9,924

Non-Qualified Supplemental Retirement Plan for Certain Key Employees

In fiscal year 1991, we adopted a non-qualified supplemental retirement plan for certain key employees. Benefits provided under the plan are equal to 60% of the employee’s final average earnings, less amounts provided by our defined benefit pension plan and amounts available through Social Security. Effective January 1, 1991 we adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. We contribute an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination or attainment of retirement age. No benefit expense was recorded under these plans for fiscal years 2009 and 2008. Benefits payable related to these plans and included in other non-current liabilities in the accompanying financial statements were $3,394 and $3,541 at October 30, 2009 and October 31, 2008, respectively. In connection with this arrangement we are the beneficiary of life insurance policies on the lives of certain key employees and retirees. The aggregate cash surrender value of these policies, included in non-current assets, was $10,576 and $10,254 at October 30, 2009 and October 31, 2008, respectively.

Expected payments for other postretirement benefits are as follows:

Fiscal Years	Other Postretirement Benefits
2010	$512
2011	$511
2012	$511
2013	$511
2014	$521
2015-2019	$1,178

Incentive Compensation Plan for Certain Key Executives

We provide an incentive compensation plan for certain key executives, which is based upon our pretax income. The payment of these amounts is generally deferred over three or five-year periods. The total amount payable related to this arrangement was $1,885 and $369 at October 30, 2009 and October 31, 2008, respectively. Future payments are approximately $661, $642, $470, $64 and $48 for fiscal years 2010 through 2014, respectively.

Postretirement Healthcare Benefits for Selected Executive Employees

We provide postretirement health care benefits for selected executive employees.   Net periodic postretirement healthcare cost is determined using assumptions as of the beginning of each fiscal year, except for the total actual benefit payments and the discount rate used to develop the net periodic postretirement benefit expense.

Net periodic postretirement healthcare cost consisted of the following:

	Years Ended
	2009	2008
Service cost	$11	$15
Interest cost	62	72
Amortization of prior service cost	75	75
Amortization of actuarial loss	(23)	2
Net periodic postretirement healthcare cost	$125	$164

Weighted average assumptions for the fiscal years ended October 30, 2009 and October 31, 2008 are as follows:

	2009	2008
Discount rate	5.75%	8.00%
Medical trend rate next year	8.50%	9.00%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2016	2016

The table below shows the estimated effect of a 1% increase in healthcare cost trend rate on the following:

	2009	2008
Interest cost plus service cost	$7	$10
Accumulated postretirement healthcare obligation	$106	$67

The table below shows the estimated effect of a 1% decrease in healthcare cost trend rate on the following:

	2009	2008
Interest cost plus service cost	$(6)	$(8)
Accumulated postretirement healthcare obligation	$(89)	$(57)

The healthcare obligation and funded status of this plan as of the fiscal years ended are as follows:

	2009	2008
Change in accumulated postretirement healthcare obligation:
Healthcare obligations - beginning of year	$806	$1,196
Service cost	11	15
Interest cost	63	72
Actuarial loss (gain)	216	(465)
Benefits paid	(30)	(12)
Healthcare obligations - end of year	$1,066	$806
Funded status of the plans	1,066	806
Unrecognized prior service costs	(149)	(224)
Unrecognized net actuarial loss	84	324
Accrued postretirement healthcare cost	N/A	N/A
Unrecognized amounts recorded in other comprehensive income	65	(100)
Postretirement healthcare liability	$1,066	$806

Expected payments for the postretirement benefits are as follows:
Fiscal Years	Postretirement Heathcare Benefits
2010	$68
2011	$68
2012	$68
2013	$67
2014	$66
2015-2019	$351

Stock Incentive Plan

Our sole stock option plan expired by its terms on April 29, 2009 and no further stock options or rights are available for grant under the plan. We had 250,000 employee stock options outstanding during the year ended October 31, 2008 and until April 29, 2009, when all outstanding options under the plan terminated as well. The effect of the employee stock options outstanding for the years ended October 30, 2009 and October 31, 2008 were not included in the calculation of diluted shares and diluted earnings per share as to do so would be anti-dilutive.  No stock options or rights were granted during the years ended October 30, 2009 and October 31, 2008.  As of April 29, 2009, there were no stock options or rights to purchase shares of our common stock outstanding.

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

During the fiscal year ended November 3, 2006, we implemented a qualified 401(K) retirement plan (the “Plan”) for our sales, administrative, supervisory and certain other employees. During fiscal years 2009 and 2008, we made total contributions to the Plan in the amounts of  $409 and $414, respectively.

NOTE 4- Income Taxes:

The provision (benefit) for taxes on income includes the following:
	2009	2008
Current:
Federal	$25	$1
State	230	70
	255	71

Deferred:
Federal	—	5,557
State	—	951
	—	6,508
	$255	$6,579

The total tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:
	2009	2008
Provision (benefit) for federal income taxes at the applicable statutory rate	$2,394	$(1,995)
(Decrease) increase in provision resulting from state income taxes, net of federal income tax benefit	521	(372)
Research & development tax credit	(16)	(15)
Non-taxable life insurance gain	(110)	315
Change in valuation allowance	(2,551)	8,615
Other, net	17	31
	$255	$6,579

Deferred income taxes result from differences in the bases of assets and liabilities for tax and accounting purposes.

	2009	2008
Receivables allowance	$161	$158
Returns allowance	189	202
Inventory packaging reserve	26	209
Inventory capitalization	236	242
Incentive compensation	39	45
State taxes	78	24
Employee benefits	1,045	1,479
Other	78	63
Valuation allowance	(1,852)	(2,422)
Current tax assets, net	$—	$—

Incentive compensation	$489	$96
Pension and health care benefits	4,598	2,983
Depreciation	47	(125)
Net operating loss carry-forward	1,458	3,239
Valuation allowance	(6,592)	(6,193)
Non-current tax assets, net	$—	$—

    Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences.  Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years or losses expected in early future years. At the end of 2008, poor economic conditions included decreases in building and real estate values and a sharp decline in the stock market.  Management concluded at the end of 2008 that it was more likely than not that deferred tax assets would not be realized and recorded a full valuation allowance on all deferred tax assets during the fourth quarter of fiscal 2008.

Management reevaluated the need for a full valuation allowance at the end of 2009.  Management evaluated both positive and negative evidence.  Although operating results improved significantly compared to the prior year,  the weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of its deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance will remain against the net deferred tax assets.

 As of October 30, 2009, we had net operating loss carryforwards of approximately $3,347 and $2,624 for federal and state purposes, respectively.  These loss carryforwards will expire at various dates from 2012 through 2028.

In July 2006, the FASB issued guidance to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also discussed derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect, if any, of applying this guidance is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.  The provisions of this guidance have been incorporated into ASC 740-10.

As of October 30, 2009, we have provided a liability of $103 for unrecognized tax benefits related to various federal and state income tax matters.  This entire amount would generally reduce our effective income tax rate if recognized in future reporting periods.  However, due to the valuation allowance against its deferred tax assets, the unrecognized tax benefit would not have an effect on the Company’s effective income tax rate if recognized in future periods.  We have not identified any new unrecognized tax benefits.

As of October 31, 2008, we have provided a liability of $97 for unrecognized tax benefits related to various federal and state income tax matters. This entire amount would reduce our effective income tax rate if the asset is recognized in future reporting periods.  We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2009	2008
Balance at beginning of year	$97	92
Additions based on tax positions related to the current year	5	—
Additions for tax positions of prior years	1	5
Balance at end of year	$103	$97

We recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of October 30, 2009, we had approximately $5 in accrued interest and penalties which is included as a component of the $103 unrecognized tax benefit noted above.

We are subject to U.S. federal income tax, and are currently under audit by the Internal Revenue Service for the fiscal years ended November 1, 2002 and October 31, 2003 and November 3, 2006 and November 2, 2007. Our federal income tax returns are open to audit under the statute of limitations for the years ended October 31, 2006 through 2009.  Our statute of limitations for our fiscal years ended November 1, 2002 and  October 31, 2003 have been extended to October 31, 2010.  We believe the appropriate provisions for all outstanding issues have been made for all years under audit.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2005 through 2009.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 5- Line of Credit:

Under the terms of a revolving line of credit with Bank of America, we may borrow up to $2,000 through April 30, 2010. The interest rate is at the bank’s reference rate unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain certain levels of shareholders’ equity and working capital. We are currently in compliance with all provisions of the agreement.  There were no borrowings under this line of credit during the years ended October 30, 2009 or October 31, 2008.

NOTE 6- Contingencies and Commitments:

We lease certain transportation under operating leases through 2011. The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. Minimum rental payments were $425 in fiscal year 2009 and $425 in fiscal year 2008. Contingent payments were approximately $56  in fiscal year 2009 and $124 in fiscal year 2008. Future minimum lease payments are approximately $425 in the each of the years 2010 through 2011.

NOTE 7- Segment Information:

We have two reportable operating segments, Frozen Food Products (the processing and distribution of frozen products), and Refrigerated and Snack Food Products (the processing and distribution of refrigerated meat and other convenience foods).

We evaluate each segment’s performance based on revenues and operating income. Selling and general administrative expenses include corporate accounting, information systems, human resource and marketing management at the corporate level. These activities are allocated to each operating segment based on revenues and/or actual usage.

The following segment information is for the years ended October 30, 2009 and October 31, 2008:

2009	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$54,740	$67,925	$	$	$122,665
Intersegment sales		902		(902)	—
Net sales	54,740	68,827		(902)	122,665
Cost of products sold, excluding depreciation	31,079	40,993		(902)	71,170
Selling, general and administrative expenses	16,727	24,993			41,720
Depreciation	704	1,859	170		2,733
	48,510	67,845	170	(902)	115,623
Income (loss) before taxes	6,230	982	(170)		7,042
Provision for taxes on income	224	31			255
Net income (loss)	$6,006	$951	$(170)	$	$6,787

Total assets	$11,416	$22,520	$24,963	$—	$58,899
Additions to property, plant and equipment	$730	$283	$290	$—	$1,303

2008	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$52,868	$68,122	$—	$—	$120,990
Intersegment sales	—	1,487	—	(1,487)	—
Net sales	52,868	69,609	—	(1,487)	120,990
Cost of products sold, excluding depreciation	34,990	46,820	—	(1,487)	80,323
Selling, general and administrative expenses	15,720	27,532	—	—	43,252
Depreciation	784	2,192	307	—	3,283
	51,494	76,544	307	(1,487)	126,858
Income (loss) before taxes	1,374	(6,935)	(307)	—	(5,868)
Provision (benefit) for taxes on income	141	(1,319)	7,757	—	6,579
Net income (loss)	$1,233	$(5,616)	$(8,064)	$—	$(12,447)

Total assets	$11,657	$23,400	$16,898	$—	$51,955
Additions to property, plant and equipment	$255	$1,505	$120	$—	$1,880

NOTE 8- Unaudited Interim Financial Information

Not applicable to smaller reporting company.

BRIDGFORD FOODS CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance for Doubtful Accounts
	Balance at Beginning of year	Changes in/ Provisions for Doubtful Accounts Receivable	Accounts Written Off Less Recoveries	Balance at Close of Period
Year ended October 30, 2009	$397	$78	$71	$404
Year ended October 31, 2008	$482	$(194)	$(109)	$397

	Promotional Allowances
	Balance at Beginning of year	Allowance for Accruals	Promotions Incurred	Balance at Close of Period
Year ended October 30, 2009	$2,015	$7,147	$7,200	$1,962
Year ended October 31, 2008	$1,980	$6,909	$6,874	$2,015

	Tax Valuation Allowance
	Balance at Beginning of year	Valuation Allowance Provision	Valuation Allowance Reversal	Balance at Close of Period
Year ended October 30, 2009	$8,615	$—	$171	$8,444
Year ended October 31, 2008	$—	$8,615	$—	$8,615