Form 10-Q
period 2010-01-22
BRIDGFORD FOODS CORP
filed 2010-03-08
CIK 14177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 22, 2010

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

Commission file number: 0-2396

BRIDGFORD FOODS CORPORATION
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-1778176 (I.R.S. Employer identification number)

1308 N. Patt Street, Anaheim, CA  92801
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

Yes  [   ]     No  [X]

As of March 5, 2010 the registrant had 9,334,530 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Items 1 and 3-5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

Part I.  Financial Information
Item 1. Financial Statements
Item 1. a.
BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

ASSETS	January 22, 2010	October 30, 2009
	(Unaudited)
Current assets:

Cash and cash equivalents	$15,065	$13,911
Accounts receivable, less allowance for doubtful accounts of $362 and $404, respectively, and promotional allowances of $2,080
and $1,962, respectively	8,616	9,718
Inventories (Note 2)	14,473	15,595
Prepaid expenses and other current assets	609	789

Total current assets	38,763	40,013

Property, plant and equipment, less
accumulated depreciation of $55,719
and $55,362, respectively	8,142	8,300

Other non-current assets	10,731	10,586
	$57,636	$58,899

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$3,193	$4,227
Accrued payroll, advertising and other expenses	8,601	8,987

Total current liabilities	11,794	13,214

Non-current liabilities	13,087	13,262

Total liabilities	24,881	26,476

Commitments and Contingencies (Note 3)

Shareholders' equity:
Preferred stock, without par value
Authorized - 1,000 shares
Issued and outstanding - none	-	-

Common stock, $1.00 par value
Authorized - 20,000 shares
Issued and outstanding - 9,339 and 9,355 shares	9,396	9,412
Capital in excess of par value	10,517	10,646
Retained earnings	21,562	21,085
Accumulated other comprehensive loss	(8,720)	(8,720)
	32,755	32,423
	$57,636	$58,899

See accompanying notes to condensed consolidated financial statements.

Item 1. b.
BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	12 weeks ended
	January 22, 2010	January 23, 2009

Net sales	$29,248	$31,523
Cost of products sold	17,077	19,835

Gross margin	12,171	11,688

Selling, general and administrative expenses	10,411	10,207

Income before taxes	1,760	1,481
Income tax provision	350	-

Net income	$1,410	$1,481

Basic and diluted earnings per share	$0.15	$0.16

Basic and diluted shares computed	9,344	9,434

Cash dividends paid per share	$0.10	$0.00

See accompanying notes to condensed consolidated financial statements.

Item 1. c.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	12 weeks ended
	January 22, 2010	January 23, 2009
Cash flows from operating activities:

Net income	$1,410	$1,481

Income or charges not affecting cash and cash equivalents:
Depreciation	559	714
(Recovery) provision on losses on accounts receivable	(31)	25
(Gain) loss on sale of property, plant and equipment	(3)	4
Effect on cash and cash equivalents of changes in operating assets and liabilities:
Accounts receivable	1,133	(231)
Inventories	1,122	3,068
Prepaid expenses and other current assets	180	(274)
Other non-current assets	(145)	240
Accounts payable	(1,034)	5
Accrued payroll, advertising and other expenses	(386)	(303)
Non-current liabilities	(175)	(148)

Net cash provided by operating activities	2,630	4,581

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	3	8
Additions to property, plant and equipment	(401)	(465)

Net cash used in investing activities	(398)	(457)

Cash used in financing activities:
Shares repurchased	(145)	(3)
Cash dividends paid	(933)	-

Net cash used in financing activities	(1,078)	(3)

Net increase in cash and cash equivalents	1,154	4,121

Cash and cash equivalents at beginning of period	13,911	6,092

Cash and cash equivalents at end of period	$15,065	$10,213

Cash paid for income taxes	$268	$0

See accompanying notes to condensed consolidated financial statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve weeks ended January 22, 2010 and January 23, 2009 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2009 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  New accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

The October 30, 2009 balance sheet within these interim condensed consolidated financial statements was derived from the audited fiscal 2009 financial statements.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities.  The carrying amount of these instruments approximate fair market value due to the short maturity of these instruments.  At January 22, 2010, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company issues credit to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

For the twelve weeks ended January 22, 2010 and January 23, 2009, Wal-Mart® accounted for 12.6% and 8.3%, respectively of consolidated revenues or 19.2% and 16.5% of consolidated accounts receivable.

The Company has changed the presentation of the Condensed Consolidated Statements of Operations to present gross margin.  As a result, depreciation previously presented separately is now part of cost of products sold and selling, general and administrative expenses.   Prior year amounts have been reclassified to give effect to this presentation.

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	January 22, 2010	October 30, 2009
	(unaudited)
Meat, ingredients
and supplies	$3,813	$4,488
Work in progress	1,729	1,647
Finished goods	8,931	9,460
	$14,473	$15,595

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market.  Costs related to warehousing, transportation and distribution to customers are considered when computing market value.  Inventories include the cost of raw materials, labor and manufacturing overhead.  We regularly review inventory quantities on hand and write down any excess or obsolete inventories to estimated net realizable value.  An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value.  Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or may need to be sold at reduced prices and could result in additional reserve provisions.  Inventory reserves were $109 and $101, as of January 22, 2010 and October 30, 2009, respectively.

Note 3 - Commitments and Contingencies:

The Company leases certain transportation equipment under operating leases.  The terms of the transportation leases provide for renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index.   No material changes have been made to these contracts during the first twelve weeks of fiscal 2010.

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for  automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at January 22, 2010.

Note 4 - Segment Information:

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

The following segment information is presented for the twelve weeks ended January 22, 2010 and January 23, 2009.

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
January 22, 2010	Products	Products	Other	Elimination	Totals
Sales to external customers	$12,227	$17,021	$-	$-	$29,248
Intersegment sales	-	248	-	248	-
Net sales	12,227	17,269	-	248	29,248
Cost of products sold	7,584	9,741	-	248	17,077
Gross margin	4,643	7,528	-	-	12,171
Selling, general and administrative expenses	3,728	6,644	39	-	10,411
Income before taxes	915	884	(39)	-	1,760
Income tax provision	179	171	-	-	350
Net income	$736	$713	$(39)	$-	$1,410

Total assets	$10,160	$21,420	$26,056	$-	$57,636
Additions to property, plant and equipment	$130	$283	$(12)	$-	$401

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
January 23, 2009	Products	Products	Other	Elimination	Totals
Sales to external customers	$14,114	$17,409	$-	$-	$31,523
Intersegment sales	-	170	-	170	-
Net sales	14,114	17,579	-	170	31,523
Cost of products sold	8,322	11,683	-	170	19,835
Gross margin	5,792	5,896	-	-	11,688
Selling, general and administrative expenses	3,842	6,325	40	-	10,207
Income (loss) before taxes	1,950	(429)	(40)	-	1,481
Income tax provision (benefit)	-	-	-	-	-
Net income (loss)	$1,950	$(429)	$(40)	$-	$1,481

Total assets	$10,983	$21,125	$20,837	$-	$52,945
Additions to property, plant and equipment	$302	$115	$48	$-	$465

Note 5 - Income Taxes:

The Company expects its effective tax rate for the 2010 fiscal year to be less than the federal statutory rate due to a full valuation allowance on all deferred tax assets.  We recorded a provision for income taxes in the amount of $350 for the twelve week period ended January 22, 2010, related to federal and state taxes, based on the Company's expected annual effective tax rate.

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences.  Management reevaluated the need for a full valuation allowance at January 22, 2010 based on both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of its deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance will remain against the net deferred tax assets.  The Company has established objective criteria that must be met before a release of the valuation allowance  will occur.

We are subject to U.S. federal income tax, and are currently under audit by the Internal Revenue Service for the years ended November 1, 2002 through October 31, 2003 and November 3, 2006 through November 2, 2007.  Our federal income tax returns are open to audit under the statute of limitations for the years ended October 31, 2008 through 2009.  Our statute of limitations for our years ended November 1, 2002 through October 31,2003 have been extended to October 31, 2010.  We believe the appropriate provisions for all outstanding issues have been made for all years under audit.  We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the years ended October 29, 2005 through October 30, 2009.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 6 - Fair Value Measurements:

The Company uses established guidance for measuring fair value and to enhance disclosures about fair value measurements. This framework describes three levels of inputs that may be used to measure fair value:

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

Financial assets carried at fair value as of January 22, 2010 are classified below:

	Level 1	Level 2	Level 3	Total
Money market funds	$6,039	$-	$-	$6,039
Total	$6,039	$-	$-	$6,039

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”).  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Quarterly Report on Form 10-Q.  Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended October 30, 2009.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Management Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the respective reporting periods.  Actual results could differ from those estimates.  Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates. We record promotional and returns allowances based on recent and historical trends.  Management believes its current estimates are reasonable and based on the best information available at the time.

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial.  The provision for doubtful accounts receivable is based on historical trends and current collection risk.  We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss.  Sales to Wal-Mart® comprised 12.6% of revenues in the first twelve weeks of fiscal year 2010 and 19.2% of accounts receivable was due from Wal-Mart® at January 22, 2010. In comparison, Wal-Mart® comprised 8.3% of revenues for the first twelve weeks of fiscal year 2009 and 16.5% of accounts receivable at the end of the first quarter of fiscal year 2009.  A portion of deliveries to Wal-Mart and other major customers are now handled by independent third-party food distributors who pay us with the sales invoices of Bridgford products sold to these customers.

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

Deferred taxes are provided for items whose financial and tax bases differ.  A valuation allowance is provided against deferred tax assets when it is expected that it is more likely than not that the related asset will not be fully realized.  During the fourth quarter of fiscal 2008, management recorded a full valuation reserve with respect to its deferred tax assets.  The determination as to whether or not a deferred tax asset can be fully realized is subject to a significant degree of judgment, based at least partially upon a projection of future taxable income, which takes into consideration past and future trends in profitability, customer demand, supply costs, and multiple other factors, none of which are predictable.  The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  Due to the degree of judgment involved, actual taxable income could differ materially from management's estimates, or the timing of taxable income could be such that the net operating losses could expire prior to their utilization.  Management could determine in the future that the assets are realizable, materially increasing net income in one or many periods. Following a recognition, management could again change its determination in the future, materially decreasing income.

We provide tax reserves for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities.  The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective estimate.  Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities if any, resulting from these reviews.  Actual outcomes may differ materially from these estimates.

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

Overview of Reporting Segments

We operate in two business segments -- the processing and distribution of frozen products (the Frozen Food Products Segment), and the processing and distribution of refrigerated and snack food products, (the Refrigerated and Snack Food Products Segment).  For information regarding the separate financial performance of the business segments refer to Note 4 of the Notes to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.  We manufacture and distribute products consisting of an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky and a variety of sandwiches and sliced luncheon meats.  We purchase products for resale including a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products.

Frozen Food Products Segment

In our Frozen Food Products Segment, we manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items and sandwiches.  All items within this Segment are considered similar products and have been aggregated at this level.  Our frozen food division serves both food service and retail customers. We sell approximately 170 unique frozen food products through wholesalers, cooperatives and distributors to approximately 21,000 retail outlets and 22,000 restaurants and institutions.

Refrigerated and Snack Food Products Segment

In our Refrigerated and Snack Food Products Segment, we distribute both products manufactured by us and products manufactured or processed by third parties.   All items within this Segment are considered similar products and have been aggregated at this level.  The dry sausage division includes products such as jerky, meat snacks, sausage and pepperoni products.  The deli division includes products such as ham, sandwiches, cheese, Mexican food, pastries and other delicatessen type food products.  Our Refrigerated and Snack Food Products Segment sells approximately 240 different items through a direct store delivery network serving approximately 31,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.  These customers are comprised of large retail chains and smaller “independent” operators.  Independent distributors serve approximately 2,400 customers of all types in areas impractical to serve by our Company-owned vehicles and personnel.

Results of Operations for the Twelve Weeks ended January 22, 2010 and Twelve Weeks ended January 23, 2009 (in thousands, except percentages)

Net Sales-Consolidated

Net sales decreased by $2,275 (7.2%) to $29,248 in the first twelve weeks of the 2010 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%
Selling price per pound	-8.6%
Unit sales volume	3.2%
Promotional activity	-2.0%
Returns activity	0.2%
Decrease in net sales	-7.2%

Compared to the prior sixteen-week period ended October 30, 2009 (not shown), average weekly net sales decreased $14 (0.6%).  The average selling price per pound decreased 0.3% during the first twelve weeks of the 2010 fiscal year compared to the previous sixteen-week period which was offset by a unit sales volume increase of 0.4%.   Promotional and returns activity caused an aggregate decrease of 0.7%.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales, decreased by $1,887 (13.4%) to $12,227 in the first twelve weeks of the 2010 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%
Selling price per pound	-4.1%
Unit sales volume	-4.7%
Promotional activity	-3.1%
Other activity	-1.5%
Decrease in net sales	-13.4%

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, decreased by $388 (2.2%) to $17,021 in the first twelve weeks of the 2010 fiscal year compared to the same twelve-week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food	%
Selling price per pound	-14.2%
Unit sales volume	11.7%
Other activity	0.3%
Decrease in net sales	-2.2%

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $2,758 (13.9%) to $17,077 in the first twelve weeks of the 2010 fiscal year compared to the same twelve-week period in fiscal 2009.   The decrease in cost of products sold reflects lower commodity costs compared to the prior fiscal year.  The gross margin increased from 37.1% to 41.6% in the first twelve weeks of the 2010 fiscal year due to increases in the proportion of goods processed in Company facilities when compared to the same twelve-week period in fiscal year 2009.

Compared to the prior sixteen-week period ended October 30, 2009 (not shown), the average weekly cost of products sold during the first twelve weeks of fiscal year 2010 increased $10 (0.7%).  This increase reflects an increase in commodity costs when compared to the prior sixteen-week period.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment decreased by $738 (8.9%) to $7,584 in the first twelve weeks of the 2010 fiscal year compared to the same twelve-week period in fiscal year 2009.  Lower flour costs and lower sales levels contributed to this decrease in the current year period.

Cost of Products Sold-Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment decreased by 1,942 (16.6%) to $9,741 in the first twelve weeks of the 2010 fiscal year compared to the same twelve-week period in fiscal year 2009.  This decrease corresponds to lower sales levels, increased in-sourcing of products previously purchased from outside suppliers and lower commodity costs compared to the same twelve week period in the prior fiscal year.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $204 (2.0%) to $10,411 in the first twelve weeks of fiscal year 2010 compared to the same twelve-week period in the prior fiscal year.  The increase in this category for the twelve-week period ended January 22, 2010 did not correspond to the sales decrease.  The table below summarizes the primary expense increases and decreases included in this category:

	12 Weeks Ended		Expense/Loss
	January 22, 2010	January 23, 2009	Increase (Decrease)
Cash surrender value (gain)/loss	$(147)	$240	$(387)
Fuel	703	437	266
In-store displays	174	12	162
Benefits-workers’ compensation	322	215	107
Wages and bonus	4,235	4,148	87
Other SG&A	5,124	5,155	(31)
Total	$10,411	$10,207	$204

When comparing the first twelve weeks of fiscal year 2010 to the prior sixteen-week period ended October 30, 2009 (not shown), average weekly SG&A increased by $29 (3.6%).

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products Segment decreased by $114 (3.0%) to $3,728 in the first twelve weeks of fiscal year 2010 compared to the same twelve week period in the prior fiscal year. The decline in this category primarily relates to lower sales levels and changes in product mix. Offsetting increases in fuel, vehicle repairs and workers’ compensation benefit expense also impacted this category.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

SG&A in the Refrigerated and Snack Food Products Segment increased by $319 (5.0%) to $6,644 in the first twelve weeks of fiscal year 2010 compared to the same twelve-week period in the prior fiscal year.   Increases in fuel cost, in-store displays, pension and workers’ compensation contributed to the increase in SG&A expenses when compared to the same twelve-week period in the prior fiscal year.

Income Taxes-Consolidated

The income tax expense for the first twelve weeks ended January 22, 2010 and January 23, 2009 was as follows:

	January 22, 2010	January 23, 2009
Income tax provision	$350	$--

Regular effective tax rate	19.9%	0.0%

We expect our effective tax rate for the 2010 fiscal year to be less than the federal statutory rate due to recording a full valuation allowance on all deferred tax assets.  We recorded a provision for income taxes in the amount of $350 for the twelve week period ended January 22, 2010, related to federal and state taxes, based on our current projected taxable income for the year.

Net Income -Consolidated

The net income of $1,410 in the twelve weeks ended January 22, 2010 includes a non-taxable gain on life insurance policies in the amount of $147. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.  Taxable investment income decreased on a comparative basis due to lower short-term interest rates.

The net income of $1,481 in the twelve weeks ended January 23, 2009 includes a non-taxable loss on life insurance policies in the amount of $240.  Taxable investment income also decreased on a comparative basis during the first twelve weeks of fiscal 2009 in the amount of $81 due to lower cash balances and lower short-term interest rates.

Liquidity and Capital Resources (in thousands, except per share amounts)

Our need for operations’ growth, capital expenses and share repurchases are expected to be met with cash flows provided by future operating activities.

Cash flows from operating activities for the twelve weeks ended:

	January 22, 2010	January 23, 2009

Net income	$1,410	$1,481
Income or charges not affecting cash and cash equivalents:
Depreciation	559	714
(Recovery) provision on losses on accounts receivable	(31)	25
(Gain) loss on sale of property, plant and equipment	(3)	4
Changes in operating working capital	695	2,357
Net cash provided by operating activities	$2,630	$4,581

Significant changes in working capital for the twelve weeks ended:

January 22, 2010 – Sources of cash included reductions in accounts receivable of $1,133 and inventory of $1,122. Operating cash flows for the period ended January 22, 2010 were reduced by a decrease in accounts payable of $1,034 and a decrease in accrued payroll, advertising and other expenses of $386.   During the twelve week period we funded $216 towards our defined benefit pension plan.

January 23, 2009- Sources of cash included reductions in inventory of $3,068.  The decrease in operating cash flows for the period ended January 23, 2009 included an increase in prepaid expenses and other current assets in the amount of $274, an increase in other non-current assets of $3,418 as well as a reduction in accrued payroll, advertising and other expenses in the amount of $519. During the twelve week period we funded $145 towards our defined benefit plan.

Cash used in investing activities for the twelve weeks ended:

	January 22, 2010	January 23, 2009
Proceeds from sale of property, plant and equipment	$3	$8
Additions to property, plant and equipment	(401)	(465)
Net cash used in investing activities	$(398)	$(457)

Expenditures for property, plant and equipment include the acquisition of new equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. Overall capital spending has declined in recent years as we carefully scrutinize capital investments for short term pay-back.

Cash used in financing activities for the twelve weeks ended:

	January 22, 2010	January 23, 2009
Shares repurchased	$(145)		$(3)
Cash dividends paid	$(933)	$
Net cash used in financing activities	$(1,078)		$(3)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000 shares of our common stock on the open market.  As of January 22, 2010, up to approximately 383 shares were still authorized for repurchase under the program.  A one-time cash dividend in the amount of $0.10 per share was paid during the first twelve weeks of the 2010 fiscal year.

We remained free of interest bearing debt during the first twelve weeks of fiscal year 2010.  We have remained free of interest-bearing debt for twenty-three consecutive years. We maintain a line of credit with Bank of America that expires April 30, 2010. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain certain levels of shareholders’ equity and working capital. We were in compliance with all loan covenants as of January 22, 2010.  There were no borrowings under this line of credit during the year.  Management believes that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for fiscal 2010.

Recent Accounting Pronouncements

In December 2008, the FASB issued additional guidance on an employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. We plan to adopt this interpretation in fiscal 2010. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of our defined benefit pension plans.  We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

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

The SEC has adopted measures to grant relief to smaller public companies by extending the date of compliance with Section 404 of the Act.  Under these measures, we are required to comply with the Act in two phases.  The first phase was completed by us commencing with the fiscal year ended October 31, 2008 and requires us to issue a management report on internal control over financial reporting with each Annual Report on Form 10-K thereafter. The second phase requires us to provide an auditor’s attestation report on our internal control over financial reporting beginning with our fiscal year ending October 30, 2010.

There have been no changes in our internal controls over financial reporting that occurred during our first quarter ended January 22, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended October 30, 2009, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect our business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period covered by this report.

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended January 22, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES
Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 31, 2009 – November 27, 2009	9,103	$9.09	9,103	388,942
November 28, 2009 – December 25, 2009	6,286	$9.86	6,286	382,656
December 26, 2009 – January 22, 2010	-	-	-	382,656
Total	15,389	$9.40	15,389

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended January 22, 2010.

(2)
Repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of our management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of our common stock in compliance with the requirements of Rule 10b5-1 under the Exchange Act.  Commencing on October 14, 2009 and continuing through and including October 13, 2010, CGM shall act as our exclusive agent to purchase shares of our common stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act or in privately-negotiated transactions.  As of January 22, 2010, the total maximum number of shares that may be purchased under the Purchase Plan is 382,656 at a purchase price not to exceed $12.00 per share at a total maximum aggregate price (exclusive of commission) of $4,591,872.

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

BRIDGFORD FOODS CORPORATION

Dated: March 8, 2010	By:	/s/ Raymond F. Lancy
Raymond F. Lancy Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)