Form 10-Q
period 2010-04-16
BRIDGFORD FOODS CORP
filed 2010-05-28
CIK 14177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 16, 2010

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

Yes   [   ]                  No [ X ]

As of May 25, 2010 the registrant had 9,329,887 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Part I. Financial Information

Item 1. Financial Statements	Page

a. Condensed Consolidated Balance Sheets at April 16, 2010 (unaudited) and October 31, 2009	3

b. Condensed Consolidated Statements of Operations for the twelve and twenty-four weeks ended April 16, 2010
and April 17, 2009 (unaudited)	4

c. Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended April 16, 2010 and
April 17, 2009 (unaudited)	5

d. Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

Item 4T. Controls and Procedures	19

Part II. Other Information

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6. Exhibits	21

Signatures	22

Items 1, 3 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	April 16, 2010	October 30, 2009
	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$16,955	$13,911
Accounts receivable, less allowance for doubtful accounts of $304 and $404, respectively, and promotional allowances of $2,040
and $1,962, respectively	8,189	9,718
Inventories, less inventory reserves of $138 and $101, respectively (Note 2)	13,970	15,595
Prepaid expenses and other current assets	1,046	789

	40,160	40,013

Property, plant and equipment, less
accumulated depreciation of $56,199
and $55,362, respectively	7,829	8,300

Other non-current assets	11,001	10,586
	$58,990	$58,899

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$2,888	$4,227
Accrued payroll, advertising and other expenses	8,026	8,987

	10,914	13,214

Non-current liabilities	13,524	13,262

	24,438	26,476

Commitments and Contingencies (Note 3)

Shareholders' equity:
Preferred stock, without par value
Authorized - 1,000 shares
Issued and outstanding - none	-	-

Common stock, $1.00 par value
Authorized - 20,000 shares
Issued and outstanding - 9,330 and 9,355 shares, respectively	9,387	9,412
Capital in excess of par value	10,418	10,646
Retained earnings	23,467	21,085
Accumulated other comprehensive loss	(8,720)	(8,720)
	34,552	32,423
	$58,990	$58,899

See accompanying notes to condensed consolidated financial statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	12 weeks ended		24 weeks ended
	April 16, 2010	April 17, 2009	April 16, 2010	April 17, 2009

Net sales	$26,831	$25,632	$56,079	$57,155
Cost of products sold	15,063	15,169	32,140	35,004

Gross margin	11,768	10,463	23,939	22,151

Selling, general and administrative expenses	9,513	9,373	19,924	19,580

Income before taxes	2,255	1,090	4,015	2,571
Income tax provision	350	-	700	-

Net income	$1,905	$1,090	$3,315	$2,571

Basic and diluted earnings per share	$0.20	$0.11	$0.35	$0.27

Basic and diluted shares computed	9,334	9,433	9,339	9,434

Cash dividends paid per share	$-	$-	$0.10	$-

See accompanying notes to condensed consolidated financial statements.

Item 1. c.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	24 weeks ended
	April 16, 2010	April 17, 2009

Cash flows from operating activities:

Net income	$3,315	$2,571

Income or charges not affecting cash and cash equivalents:
Depreciation	1,123	1,431
Recovery for losses on accounts receivable	(92)	(26)
Gain on sale of property, plant and equipment	(11)	(9)
Effect on cash and cash equivalents of changes in operating assets and liabilities:
Accounts receivable	1,621	1,467
Inventories	1,625	1,050
Prepaid expenses and other current assets	(257)	(357)
Other non-current assets	(415)	72
Accounts payable	(1,339)	982
Accrued payroll, advertising and other expenses	(961)	(1,100)
Non-current liabilities	261	12

Net cash provided by operating activities	4,870	6,093

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	11	54
Additions to property, plant and equipment	(651)	(774)

Net cash used in investing activities	(640)	(720)

Cash used in financing activities:
Shares repurchased	(253)	(12)
Cash dividends paid	(933)	-

Net cash used in financing activities	(1,186)	(12)

Net increase in cash and cash equivalents	3,044	5,361

Cash and cash equivalents at beginning of period	13,911	6,092

Cash and cash equivalents at end of period	$16,955	$11,453

Cash paid for income taxes	$1,113	$0

See accompanying notes to condensed consolidated financial statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve and twenty-four weeks ended April 16, 2010 and April 17, 2009 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2009 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  New accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

The October 30, 2009 balance sheet within these interim condensed consolidated financial statements was derived from the audited fiscal 2009 financial statements.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results may vary from these estimates.  Some of the estimates needed to be made by management include the allowance for doubtful accounts, promotional and returns allowances, inventory reserves and the estimated useful lives of property and equipment, and the valuation allowance for the Company’s deferred tax asset. Actual results could materially differ from these estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates.

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts  payable and accrued payroll, advertising and other expenses.  The carrying amount of these instruments approximate fair market value due to the short maturity of these instruments.  At April 16, 2010, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company issues credit to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

For the twenty-four weeks ended April 16, 2010 and April 17, 2009, Wal-Mart® accounted for 11.8% and 9.1%, respectively of consolidated revenues or 15.8% and 15.4% of consolidated accounts receivable.

The Company has changed the presentation of the Condensed Consolidated Statements of Operations to present a gross margin line item.  As a result, depreciation previously presented separately is now part of cost of products sold and selling, general and administrative expenses. Prior year amounts have been reclassified to give effect to this presentation.

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:
	(unaudited)
	April 16, 2010	October 30, 2009
Meat, ingredients and supplies	$3,441	$4,488
Work in progress	2,068	1,647
Finished goods	8,461	9,460
	$13,970	$15,595

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market.  Costs related to warehousing, transportation and distribution to customers are considered when computing market value.  Inventories include the cost of ingredients, labor and manufacturing overhead.  We regularly review inventory quantities on hand and write down any excess or obsolete inventories to estimated net realizable value.  An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value.  Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or may need to be sold at reduced prices and could result in additional reserve provisions.
Note 3 - Commitments and Contingencies:

The Company leases certain transportation equipment under operating leases.  The terms of the transportation leases provide for renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index.  The Company also leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements.  No material changes have been made to these agreements during the first twenty-four weeks of fiscal 2010.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at April 16, 2010.

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

The following segment information is presented for the twelve and twenty-four weeks ended April 16, 2010 and April 17, 2009.

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
April 16, 2010	Products	Products	Other	Elimination	Totals
Sales to external customers	$13,385	$13,446	$-	$-	$26,831
Intersegment sales	-	289	-	289	-
Net sales	13,385	13,735	-	289	26,831
Cost of products sold	7,575	7,777	-	289	15,063
Gross margin	5,810	5,958	-	-	11,768
Selling, general and administrative expenses	4,027	5,448	38	-	9,513
Income (loss) before taxes	1,783	510	(38)	-	2,255
Income tax provision	288	62	-	-	350
Net income (loss)	$1,495	$448	$(38)	$-	$1,905

Total assets	$10,781	$19,770	$28,439	$-	$58,990
Additions to property, plant and equipment	$112	$112	$27	$-	$251

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
April 17, 2009	Products	Products	Other	Elimination	Totals
Sales to external customers	$11,600	$14,032	$-	$-	$25,632
Intersegment sales	-	188	-	188	-
Net sales	11,600	14,220	-	188	25,632
Cost of products sold	6,941	8,416	-	188	15,169
Gross margin	4,659	5,804	-	-	10,463
Selling, general and administrative expenses	3,950	5,382	41	-	9,373
Income (loss) before taxes	709	422	(41)	-	1,090
Income tax provision	-	-	-	-	-
Net income (loss)	$709	$422	$(41)	$-	$1,090

Total assets	$10,482	$21,434	$22,476	$-	$54,392
Additions to property, plant and equipment	$232	$33	$44	$-	$309

		Refrigerated
		and
Twenty-four Weeks Ended	Frozen Food	Snack Food
April 16, 2010	Products	Products	Other	Elimination	Totals
Sales to external customers	$25,612	$30,467	$-	$-	$56,079
Intersegment sales	-	537	-	537	-
Net sales	25,612	31,004	-	537	56,079
Cost of products sold	15,159	17,518	-	537	32,140
Gross margin	10,453	13,486	-	-	23,939
Selling, general and administrative expenses	7,755	12,092	77	-	19,924
Income (loss) before taxes	2,698	1,394	(77)	-	4,015
Income tax provision	467	233	-	-	700
Net income (loss)	$2,231	$1,161	$(77)	$-	$3,315

Total assets	$10,781	$19,770	$28,439	$-	$58,990
Additions to property, plant and equipment	$242	$395	$15	$-	$652

		Refrigerated
		and
Twenty-four Weeks Ended	Frozen Food	Snack Food
April 17, 2009	Products	Products	Other	Elimination	Totals
Sales to external customers	$25,714	$31,441	$-	$-	$57,155
Intersegment sales	-	358	-	358	-
Net sales	25,714	31,799	-	358	57,155
Cost of products sold	15,263	20,099	-	358	35,004
Gross margin	10,451	11,700	-	-	22,151
Selling, general and administrative expenses	7,792	11,707	81	-	19,580
Income (loss) before taxes	2,659	(7)	(81)	-	2,571
Income tax provision	-	-	-	-	-
Net income (loss)	$2,659	$(7)	$(81)	$-	$2,571

Total assets	$10,482	$21,434	$22,476	$-	$54,392
Additions to property, plant and equipment	$534	$148	$92	$-	$774

Note 5 - Income Taxes:

The Company expects its effective tax rate for the 2010 fiscal year to be less than the federal statutory rate due to a full valuation allowance on all deferred tax assets.  We recorded a provision for income taxes in the amount of $700 for the twenty-four week period ended April 16, 2010, related to federal and state taxes, based on the Company's expected annual effective tax rate.

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences.  Management reevaluated the need for a full valuation allowance at April 16, 2010 based on both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of its deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance will remain against the net deferred tax assets.  The Company has established objective criteria that must be met before a release of the valuation allowance will occur.

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

Financial assets carried at fair value as of April 16, 2010 are classified below:

	Level 1	Level 2	Level 3	Total
Money market funds	$6,040	$-	$-	$6,040
Total	$6,040	$-	$-	$6,040

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

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial.  The provision for doubtful accounts receivable is based on historical trends and current collection risk.  We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss.  Sales to Wal-Mart® comprised 11.8% of revenues in the first twenty-four weeks of fiscal year 2010 and 15.8% of accounts receivable was due from Wal-Mart® at April 16, 2010. In comparison, Wal-Mart® comprised 9.1% of revenues for the first twenty-four weeks of fiscal year 2009 and 15.4% of accounts receivable at the end of the second quarter of fiscal year 2009.

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through our own direct store delivery system.  The Company also uses independent distributors to deliver products in remote geographic areas of the country.   Revenues are recognized upon shipment to the distributor, net of return allowances.  Historically, returns from distributors have been minimal.  The distributor pays for these products in full, typically within 15 days, and such payment is not contingent upon payment from the large chain stores.  As a convenience to certain large chain stores, we bill such customers on behalf of the distributors and such distributors bear the risk of loss from collection.  No additional revenue is recognized in conjunction with the billing services as these services are considered perfunctory to the overall transaction.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), was signed into law.  The PPACA contains provisions which may impact the Company’s accounting of other postemployment benefit (OPEB) obligations in future periods.  Regulatory guidance for implementation of some of the provisions of the PPACA has not yet been established.  Requirements of the law include the removal of the lifetime limits on retiree medical coverage, expanding dependent coverage to age 26 and elimination of pre-existing conditions that may impact OPEB costs.  We will continue to assess the accounting implications of the PPACA and its impact on our financial position and results of operation as more legislative and interpretive guidance becomes available.  The potential future effects and cost of complying with the provisions of the PPACA is not determinable at this time.

Overview of Reporting Segments

We operate in two business segments -- the processing and distribution of frozen products (the Frozen Food Products Segment), and the processing and distribution of refrigerated and snack food products, (the Refrigerated and Snack Food Products Segment).  For information regarding the separate financial performance of the business segments refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  We manufacture and distribute products consisting of an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky and a variety of sandwiches and sliced luncheon meats.  We purchase products for resale including a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products.

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

Refrigerated and Snack Food Products Segment

In our Refrigerated and Snack Food Products Segment, we distribute both products manufactured by us and products manufactured or processed by third parties.   All items within this Segment are considered similar products and have been aggregated at this level.  The dry sausage division includes products such as jerky, meat snacks, sausage and pepperoni products.  The deli division includes products such as ham, sandwiches, cheese, Mexican food, pastries and other delicatessen type food products.  Our Refrigerated and Snack Food Products Segment sells approximately 240 different items through a direct store delivery network serving approximately 23,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.  These customers are comprised of large retail chains and smaller “independent” operators.  Independent distributors serve approximately 2,400 customers of all types in areas impractical to serve by our Company-owned vehicles and personnel.

Results of Operations for the Twelve Weeks ended April 16, 2010 and Twelve Weeks ended April 17, 2009
(in thousands, except percentages)

Net Sales-Consolidated

Net sales increased by $1,199 (4.7%) to $26,831 in the second twelve weeks of the 2010 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated
Selling price per pound	-7.1%	$(2,062)
Unit sales volume in pounds	9.2%	2,644
Promotional activity	1.1%	280
Returns activity	1.5%	337
Increase in net sales	4.7%	$1,199

Compared to the prior twelve-week period ended January 22, 2010 (not shown), average weekly net sales decreased $201 (8.3%). The average selling price per pound increased 0.5% during the second twelve weeks of the 2010 fiscal year compared to the previous twelve-week period coupled with a unit sales volume increase of 0.8%.   Promotional and returns activity caused an aggregate decrease of 2.5%.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales, increased by $1,785 (15.4%) to $13,385 in the second twelve weeks of the 2010 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products
Selling price per pound	-3.8%	$(490)
Unit sales volume in pounds	14.8%	1,923
Promotional activity	3.9%	291
Returns activity	0.5%	61
Increase in net sales	15.4%	$1,785

The slight decrease in selling price per pound was due to product mix changes and was more than off-set by increased unit volume compared to the same twelve week period in fiscal year 2009.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, decreased by $586 (4.2%) to $13,446 in the second twelve weeks of the 2010 fiscal year compared to the same twelve-week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food
Selling price per pound	-10.0%	$(1,572)
Unit sales volume in pounds	4.6%	721
Promotional activity	-0.2%	(11)
Returns activity	1.4%	276
Decrease in net sales	-4.2%	$(586)

The selling price per pound decreased due to product mix changes, however, this decline was partially off-set by a higher volume of pounds sold compared to the same twelve week period in fiscal year 2009.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $106 (0.7%) to $15,063 in the second twelve weeks of the 2010 fiscal year compared to the same twelve-week period in fiscal 2009. Cost of products sold decreased even though sales increased in the comparative twelve weeks and despite a slight increase in major flour and meat commodity costs.  This decrease relates to changes in product mix and improved facility utilization compared to the comparative twelve weeks.  The gross margin increased from 40.8% to 43.9% due to these factors.

Compared to the prior twelve-week period ended January 22, 2010 (not shown), the average weekly cost of products sold during the second twelve weeks of fiscal year 2010 decreased $168 (11.8%).  This decrease reflects a change in product mix involving higher margin items when compared to the prior twelve-week period.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment increased by $634 (9.1%) to $7,575 in the second twelve weeks of the 2010 fiscal year compared to the same twelve-week period in fiscal year 2009. Higher sales levels and a change in product mix contributed to this increase in the current year period. The cost of purchased flour declined approximately $122 in the second twelve weeks of fiscal 2010 compared to the prior year, which improved the gross margin earned in this Segment from 40.2% to 43.4%.

Cost of Products Sold-Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment decreased by $639 (7.6%) to $7,777 in the second twelve weeks of the 2010 fiscal year compared to the same twelve-week period in fiscal year 2009.  This decrease corresponds to lower sales levels and increased in-sourcing of products previously purchased from outside suppliers compared to the same twelve week period in the prior fiscal year.  The cost of significant meat commodities increased approximately $181 in the second twelve weeks of fiscal 2010 compared to corresponding period in the prior year.  The gross margin earned in this Segment increased from 40.8% to 43.4% due to these factors.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $140 (1.5%) to $9,513 in the second twelve weeks of fiscal year 2010 compared to the same twelve-week period in the prior fiscal year.  The increase in this category for the twelve-week period ended April 16, 2010 did not correspond to the sales increase.  The table below summarizes the significant expense increases and decreases included in this category:

	12 Weeks Ended		Expense/Gain
	April 16, 2010	April 17, 2009	Increase (Decrease)
Wages and bonus	$3,923	$3,701	$222
Benefits-healthcare	662	509	153
Cash surrender value (gain)	(268)	(167)	(101)
Fuel	615	519	96
Other SG&A	4,581	4,811	(230)
Total	$9,513	$9,373	$140

Although headcount decreased compared to the same period in the prior year, overall wages increased slightly due to normal wage inflation and higher profits increasing profit sharing accruals.  The Company’s self-insured healthcare benefit expense was negatively impacted in the period due to negative claim trends. The cash surrender value of life insurance policies increased primarily as a result favorable trends in the market values of equities that support policy values. The increase in fuel expense was driven by per gallon fuel price increases compared to the prior year as a result of negative trends in petroleum markets. When comparing the first twelve weeks of fiscal year 2010 to the prior twelve-week period ended January 22, 2010 (not shown), average weekly SG&A decreased by $75 (8.6%) consistent with lower seasonal sales levels.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products Segment increased by $77 (1.9%) to $4,027 in the second twelve weeks of fiscal year 2010 compared to the same twelve week period in the prior fiscal year. The increase in this category primarily relates to higher sales levels and changes in product mix. Increases in fuel cost, vehicle repairs and healthcare benefit expense also impacted this category.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

SG&A in the Refrigerated and Snack Food Products Segment increased by $66 (1.2%) to $5,448 in the second twelve weeks of fiscal year 2010 compared to the same twelve-week period in the prior fiscal year.   Increases in fuel cost, in-store displays, pension and healthcare benefit expense contributed to the increase in SG&A expenses when compared to the same twelve-week period in the prior fiscal year.

Income Taxes-Consolidated

The income tax expense for the first twelve weeks ended April 16, 2010 and April 17, 2009 was as follows:

	April 16, 2010	April 17, 2009
Income tax provision	$350	$--

Effective tax rate	15.5%	0.0%

We expect our effective tax rate for the 2010 fiscal year to be less than the federal statutory rate due to a full valuation allowance on all deferred tax assets.  We recorded a provision for income taxes in the amount of $350 for the twelve week period ended April 16, 2010, related to federal and state taxes, based on our current projected taxable income for the year.

Net Income -Consolidated

The net income of $1,905 in the twelve weeks ended April 16, 2010 includes a non-taxable gain on life insurance policies in the amount of $268. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.

The net income of $1,090 in the twelve weeks ended April 17, 2009 includes a non-taxable gain on life insurance policies in the amount of $167.  Taxable investment income decreased on a comparative basis due to lower short-term interest rates.

Results of Operations for the Twenty-Four Weeks ended April 16, 2010 and Twenty-Four Weeks ended April 17, 2009
(in thousands, except percentages)

Net Sales-Consolidated

Net sales decreased by $1,076 (1.9%) to $56,079 in the first twenty-four weeks of the 2010 fiscal year compared to the same twenty-four-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated
Selling price per pound	-8.2%	$(5,167)
Unit sales volume in pounds	6.2%	3,912
Promotional activity	-0.7%	(308)
Returns activity	0.8%	487
Decrease in net sales	-1.9%	$(1,076)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales, decreased by $102 (0.4%) to $25,612 in the first twenty-four weeks of the 2010 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products
Selling price per pound	-3.0%	$(870)
Unit sales volume in pounds	3.2%	930
Promotional activity	-1.0%	(250)
Returns activity	0.4%	88
Decrease in net sales	-0.4%	$(102)

The slight decrease in selling prices per pound was due to product mix changes and was more than off-set by increased unit volume compared to the same twenty-four week period in fiscal year 2009.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, decreased by $974 (3.1%) to $30,467 in the first twenty-four weeks of the 2010 fiscal year compared to the same twenty-four-week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food
Selling price per pound	-12.4%	$(4,297)
Unit sales volume in pounds	8.6%	2,981
Promotional activity	-0.3%	(57)
Returns activity	1.0%	399
Decrease in net sales	-3.1%	$(974)

The selling price per pound decreased due to product mix changes, however this decline was partially off-set by a higher volume of pounds sold compared to the same twenty-four week period in fiscal year 2009.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $2,864 (8.2%) to $32,140 in the first twenty-four weeks of the 2010 fiscal year compared to the same twenty-four-week period in fiscal 2009.   The decrease in cost of products sold relates to lower unit sales volume, increased utilization of production facilities and lower flour and meat commodity costs.  The gross margin increased from 38.8% to 42.7% due to these factors.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment decreased by $104 (0.7%) to $15,159 in the first twenty-four weeks of the 2010 fiscal year compared to the same twenty-four-week period in fiscal year 2009.  Lower flour costs and lower sales levels contributed to this decrease in the current year period.  The cost of purchased flour declined approximately $240 in the first twenty-four weeks of fiscal 2010 compared to same period in the prior year.  The gross margin increased from 40.6% to 40.8% due to these factors.

Cost of Products Sold-Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment decreased by $2,581 (12.8%) to $17,518 in the first twenty-four weeks of the 2010 fiscal year compared to the same twenty-four-week period in fiscal year 2009.  This decrease corresponds to lower sales levels, increased in-sourcing of products previously purchased from outside suppliers and lower commodity costs compared to the same twenty-four week period in the prior fiscal year.  The cost of significant meat commodities decreased approximately $976 in the first twenty-four weeks of fiscal 2010 compared to the same period in the prior year.  The gross margin increased from 36.8% to 43.5% due to these factors.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $344 (1.8%) to $19,924 in the first twenty-four weeks of fiscal year 2010 compared to the same twenty-four-week period in the prior fiscal year.  The increase in this category for the twenty-four-week period ended April 16, 2010 did not correspond to the sales decrease.  The table below summarizes the significant expense increases and decreases included in this category:

	24 Weeks Ended		Expense/Gain
	April 16, 2010	April 17, 2009	Increase (Decrease)
Cash surrender value (gain)/loss	$(415)	$73	$(488)
Fuel	1,318	956	362
Wages and bonus	8,158	7,948	210
In-store displays	227	63	164
Benefits-healthcare	1,313	1,167	146
Other SG&A	9,323	9,373	(50)
Total	$19,924	$19,580	$344

The cash surrender value of life insurance policies increased primarily as a result favorable trends in the market values of equities that support policy values. The increase in fuel expense was driven by per gallon fuel price increases compared to the prior year as a result of negative trends in petroleum markets.  Although headcount decreased compared to the same period in the prior year, overall wages increased slightly due to normal wage inflation and higher profits increasing profit sharing accruals.  The increase in-store displays primarily relates to the timing of Christmas holiday season product placements.  The Company’s self-insured healthcare benefit expense was negatively impacted in the period due to adverse plan experience resulting in higher claim payments.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products Segment decreased by $37 (0.5%) to $7,755 in the first twenty-four weeks of fiscal year 2010 compared to the same twenty-four week period in the prior fiscal year. The decline in this category primarily relates to lower sales levels and changes in product mix. Offsetting increases in fuel, vehicle repairs and healthcare benefit expense also impacted this category.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

SG&A in the Refrigerated and Snack Food Products Segment increased by $385 (3.3%) to $12,092 in the first twenty-four weeks of fiscal year 2010 compared to the same twenty-four-week period in the prior fiscal year.  Increases in fuel cost, in-store displays, pension, healthcare benefits and workers’ compensation benefits contributed to the increase in SG&A expenses when compared to the same twenty-four-week period in the prior fiscal year.

Income Taxes-Consolidated

The income tax expense for the first twenty-four weeks ended April 16, 2010 and April 17, 2009 was as follows:

	April 16, 2010	April 17, 2009
Income tax provision	$700	$--

Effective tax rate	17.4%	0.0%

We expect our effective tax rate for the 2010 fiscal year to be less than the federal statutory rate due to a full valuation allowance on all deferred tax assets.  We recorded a provision for income taxes in the amount of $700 for the twenty-four week period ended April 16, 2010, related to federal and state taxes, based on our current projected taxable income for the year.

Net Income -Consolidated

The net income of $3,315 in the twenty-four weeks ended April 16, 2010 includes a non-taxable gain on life insurance policies in the amount of $415. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.

The net income of $2,571 in the twenty-four weeks ended April 17, 2009 includes a non-taxable loss on life insurance policies in the amount of $73.  Taxable investment income decreased on a comparative basis due to lower short-term interest rates.

Liquidity and Capital Resources (in thousands, except per share amounts)

Our need for operations growth, capital expenses and share repurchases are expected to be met with cash flows provided by future operating activities.

Cash flows from operating activities for the twenty-four weeks ended:

	April 16, 2010	April 17, 2009

Net income	$3,315	$2,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,123	1,431
Recovery for losses on accounts receivable	(92)	(26)
Gain on sale of property, plant and equipment	(11)	(9)
Changes in operating working capital	534	2,126
Net cash provided by operating activities	$4,870	$6,093

Significant changes in working capital for the twenty-four weeks ended:

April 16, 2010 – Sources of cash included reductions in accounts receivable of $1,621 and inventory of $1,625. Operating cash flows for the period ended April 16, 2010 were reduced by a decrease in accounts payable of $1,339 and a decrease in accrued payroll, advertising and other expenses of $961.   During the twenty-four week period we funded $631 towards our defined benefit pension plan.

April 17, 2009- Sources of cash included reductions in inventory of $1,050 and accounts receivable of $1,467. The increase in operating cash flows for the period ended April 17, 2009 included an increase in accounts payable of $982 and a decrease in other non-current assets of $72.   During the period we funded $361 towards our defined benefit pension plan.

Cash used in investing activities for the twenty-four weeks ended:

	April 16, 2010	April 17, 2009
Proceeds from sale of property, plant and equipment	$11	$54
Additions to property, plant and equipment	(652)	(774)
Net cash used in investing activities	$(641)	$(720)

Expenditures for property, plant and equipment include the acquisition of new equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. Overall capital spending has declined in recent years as we carefully scrutinize capital investments for short term pay-back.  In general, we capitalize the cost of additions and improvements and expense cost for repairs and maintenance.  The Company may also capitalize costs related to improvements that extend the life, increase the capacity, or improve the efficiency of existing machinery and equipment.  Specifically, capitalization of upgrades of facilities to maintain operating efficiency include acquisitions of machinery and equipment used on packaging lines and refrigeration equipment used to process food products.

The table below highlights the additions to property, plant and equipment for the twenty-four weeks ended:

April 16, 2010
Increase in projects in process	$253
Delivery vehicles	$105
Processing equipment	$78
Temperature control	$76
Quality control	$75
Packaging lines	$65
Additions to property, plant and equipment	$652

Cash used in financing activities for the twenty-four weeks ended:

	April 16, 2010	April 17, 2009
Shares repurchased	$(253)		$(12)
Cash dividends paid	$(933)	$
Net cash used in financing activities	$(1,186)		$(12)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000 shares of our common stock on the open market.  As of April 16, 2010, up to approximately 363 shares were still authorized for repurchase under the program.  A one-time cash dividend in the amount of $0.10 per share was paid during the first twelve weeks of the 2010 fiscal year.

We remained free of interest bearing debt during the first twenty-four weeks of fiscal year 2010.  We have remained free of interest-bearing debt for twenty-three consecutive years. We maintain a line of credit with Bank of America that expires April 30, 2011. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain certain levels of shareholders’ equity and working capital. We were in compliance with all loan covenants as of April 16, 2010.  There were no borrowings under this line of credit during the year.  Management believes that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for fiscal 2010.

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

The Audit Committee of the Board of Directors meets regularly with our financial management and counsel, and with the independent registered public accounting firm engaged by us.  Internal accounting controls and the quality of financial reporting are discussed during these meetings. The Audit Committee has discussed with the independent registered public accounting firm matters required to be discussed by Statement of Auditing Standards No. 114 (Communication with Audit Committees). In addition, the Audit Committee and the independent registered public accounting firm have discussed the independent registered public accounting firm’s independence from our Company and its management, including the matters in the written disclosures required by Public Company Accounting Oversight Board Rule 3526 “Communicating with Audit Committees Concerning Independence”.

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

There have been no changes in our internal controls over financial reporting that occurred during our second quarter ended April 16, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended April 16, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 23, 2010 - February 19, 2010	3,579	$10.55	3,579	379,077
February 20, 2010 - March 19, 2010	3,357	$11.94	3,357	375,720
March 20, 2010 - April 16, 2010	2,552	$11.89	2,552	373,168
Total	9,488	$11.40	9,488

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended April 16, 2010.

(2)
Repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of our management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of our common stock in compliance with the requirements of Rule 10b5-1 under the Exchange Act.  Commencing on October 14, 2009 and continuing through and including October 13, 2010, CGM shall act as our exclusive agent to purchase shares of our common stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act or in privately-negotiated transactions.  As of April 16, 2010, the total maximum number of shares that may be purchased under the Purchase Plan is 373,168 at a purchase price not to exceed $12.00 per share at a total maximum aggregate price (exclusive of commission) of $4,478,016.

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

BRIDGFORD FOODS CORPORATION (Registrant)

Dated: May 28, 2010	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)