Form 10-Q
period 2010-07-09
BRIDGFORD FOODS CORP
filed 2010-08-23
CIK 14177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 09, 2010

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

Yes [ ] No [ X ]

As of August 19, 2010 the registrant had 9,329,887 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Part I. Financial Information

Item 1. Financial Statements	Page

a. Condensed Consolidated Balance Sheets at July 9, 2010 (unaudited) and October 30, 2009	3

b. Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended July 9, 2010
and July 10, 2009 (unaudited)	4

c. Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended July 9, 2010 and
July 10, 2009 (unaudited)	5

d. Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4T. Controls and Procedures	21

Part II. Other Information

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	22

Signatures	23

Items 1, 3 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

Part I.  Financial Information
Item 1. a.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

ASSETS	July 9, 2010	October 30, 2009
	(Unaudited)
Current assets:

Cash and cash equivalents	$16,117	$13,911
Accounts receivable, less allowance for doubtful accounts of $303 and $404, respectively, and promotional allowances of $1,710
and $1,962, respectively	10,383	9,718
Inventories, less inventory reserves of $232 and $101, respectively (Note 2)	14,306	15,595
Prepaid expenses and other current assets	260	789

Total current assets	41,066	40,013

Property, plant and equipment, less
accumulated depreciation of $56,343
and $55,362, respectively	7,645	8,300

Other non-current assets	10,788	10,586
	$59,499	$58,899

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$3,738	$4,227
Accrued payroll, advertising and other expenses	8,275	8,987

Total current liabilities	12,013	13,214

Non-current liabilities	13,695	13,262

Total liabilities	25,708	26,476

Commitments and Contingencies (Note 3)

Shareholders' equity:
Preferred stock, without par value
Authorized - 1,000 shares
Issued and outstanding - none

Common stock, $1.00 par value
Authorized - 20,000 shares
Issued and outstanding - 9,330 and 9,355 shares, respectively	9,387	9,412
Capital in excess of par value	10,418	10,646
Retained earnings	22,706	21,085
Accumulated other comprehensive loss	(8,720)	(8,720)
	33,791	32,423
	$59,499	$58,899
See accompanying notes to condensed consolidated financial statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	12 weeks ended		36 weeks ended
	July 9, 2010	July 10, 2009	July 9, 2010	July 10, 2009

Net sales	$26,933	$26,281	$83,012	$83,435
Cost of products sold	17,089	15,461	49,229	50,466

Gross margin	9,844	10,820	33,783	32,969

Selling, general and administrative expenses	9,806	9,552	29,730	29,133

Income before taxes	38	1,268	4,053	3,836
Income tax provision	799	208	1,499	208

Net (loss) income	$(761)	$1,060	$2,554	$3,628

Net (loss) income per share - basic and diluted	$(0.08)	$0.11	$0.27	$0.38

Weighted average common shares - Basic and diluted	9,330	9,419	9,336	9,429

Cash dividends paid per share	$-	$-	$0.10	$-

See accompanying notes to condensed consolidated financial statements.

Item 1. c.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	36 weeks ended
	July 9, 2010	July 10, 2009

Cash flows from operating activities:

Net income	$2,554	$3,628

Income or charges not affecting cash and cash equivalents:
Depreciation	1,508	1,962
(Recoveries) losses on accounts receivable	(100)	6
Gain on sale of property, plant and equipment	(25)	(10)
Effect on cash and cash equivalents from changes in operating assets and liabilities:
Accounts receivable	(565)	1,619
Inventories	1,289	1,005
Prepaid expenses and other current assets	529	(337)
Other non-current assets	(202)	(4)
Accounts payable	(489)	531
Accrued payroll, advertising and other expenses	(712)	(562)
Non-current liabilities	433	(325)

Net cash provided by operating activities	4,220	7,513

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	25	56
Additions to property, plant and equipment	(853)	(984)

Net cash used in investing activities	(828)	(928)

Cash used in financing activities:
Shares repurchased	(253)	(270)
Cash dividends paid	(933)	--

Net cash used in financing activities	(1,186)	(270)

Net increase in cash and cash equivalents	2,206	6,315

Cash and cash equivalents at beginning of period	13,911	6,092

Cash and cash equivalents at end of period	$16,117	$12,407

Cash paid for income taxes	$1,250	--

See accompanying notes to condensed consolidated financial statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve and thirty-six weeks ended July 9, 2010 and July 10, 2009 have been prepared in conformity with the accounting principles described in the
Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2009 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods. This report should be read in conjunction with the Annual Report.
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
Actual results may vary from these estimates. Some of the estimates needed to be made by management include the allowance for doubtful accounts, promotional and returns allowances, inventory reserves and the estimated useful lives of property and equipment, and the valuation allowance for the Company’s deferred tax assets. Actual results could materially differ from these estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates.

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses. The carrying amount of these instruments approximate fair market value due to the short maturity of these instruments. At July 9, 2010, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.
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

For the thirty-six weeks ended July 9, 2010 and July 10, 2009, Wal-Mart® accounted for 14.4% and 11.7%, respectively, of consolidated revenues and 9.4% and 15.2% of consolidated accounts receivable. For the thirty-six weeks ended July 9, 2010, Dollar General® accounted for
10.4% of consolidated revenues and 32.6% of consolidated accounts receivable. No other customer accounted for more than 10% of consolidated accounts receivable or consolidated revenues for the thirty-six weeks ended July 10, 2009.

The Company has changed the presentation of the Condensed Consolidated Statements of Operations to present a gross margin line item. As a result, depreciation previously presented separately is now part of cost of products sold and selling, general and administrative expenses
Prior year amounts have been reclassified to give effect to this presentation.

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited)
	July 9, 2010	October 30, 2009
Meat, ingredients
and supplies	$4,037	$4,488
Work in progress	1,191	1,647
Finished goods	9,078	9,460
	$14,306	$15,595

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

Note 3 - Commitments and Contingencies:

The Company leases certain transportation equipment under operating leases. The terms of the transportation leases provide for renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer
Price Index. The Company also leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements. No material changes have been made to these agreements during the first thirty-six weeks of fiscal 2010.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at July 9, 2010.

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

The following segment information is presented for the twelve and thirty-six weeks ended July 9, 2010 and July 10, 2009.

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
July 9, 2010	Products	Products	Other	Elimination	Totals
Sales to external customers	$11,001	$15,932	$-	$-	$26,933
Intersegment sales	-	322	-	322	-
Net sales	11,001	16,254	-	322	26,933
Cost of products sold	6,657	10,754	-	322	17,089
Gross margin	4,344	5,500	-	-	9,844
Selling, general and administrative expenses	4,072	5,719	15	-	9,806
Income (loss) before taxes	272	(219)	(15)	-	38
Income tax provision	622	177	-	-	799
Net (loss)	$(350)	$(396)	$(15)	$-	$(761)

Total assets	$10,627	$22,201	$26,671	$-	$59,499
Additions to property, plant and equipment	$78	$123	$-	$-	$201

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
July 10, 2009	Products	Products	Other	Elimination	Totals
Sales to external customers	$11,186	$15,095	$-	$-	$26,281
Intersegment sales	-	123	-	123	-
Net sales	11,186	15,218	-	123	26,281
Cost of products sold	6,560	9,024	-	123	15,461
Gross margin	4,626	6,194	-	-	10,820
Selling, general and administrative expenses	3,685	5,835	32	-	9,552
Income (loss) before taxes	941	359	(32)	-	1,268
Income tax provision	68	140	-	-	208
Net income (loss)	$873	$219	$(32)	$-	$1,060

Total assets	$10,100	$21,374	$23,475	$-	$54,949
Additions to property, plant and equipment	$143	$37	$30	$-	$210

		Refrigerated
		and
Thirty-six Weeks Ended	Frozen Food	Snack Food
July 9, 2010	Products	Products	Other	Elimination	Totals
Sales to external customers	$36,613	$46,399	$-	$-	$83,012
Intersegment sales	-	859	-	859	-
Net sales	36,613	47,258	-	859	83,012
Cost of products sold	21,816	28,272	-	859	49,229
Gross margin	14,797	18,986	-	-	33,783
Selling, general and administrative expenses	11,827	17,811	92	-	29,730
Income (loss) before taxes	2,970	1,175	(92)	-	4,053
Income tax provision	1,089	410	-	-	1,499
Net income (loss)	$1,881	$765	$(92)	$-	$2,554

Total assets	$10,627	$22,201	$26,671	$-	$59,499
Additions to property, plant and equipment	$320	$518	$15	$-	$853

		Refrigerated
		and
Thirty-six Weeks Ended	Frozen Food	Snack Food
July 10, 2009	Products	Products	Other	Elimination	Totals
Sales to external customers	$36,899	$46,536	$-	$-	$83,435
Intersegment sales	-	481	-	481	-
Net sales	36,899	47,017	-	481	83,435
Cost of products sold	21,822	29,125	-	481	50,466
Gross margin	15,077	17,892	-	-	32,969
Selling, general and administrative expenses	11,481	17,539	113	-	29,133
Income (loss) before taxes	3,596	353	(113)	-	3,836
Income tax provision	68	140	-	-	208
Net income (loss)	$3,528	$213	$(113)	$-	$3,628

Total assets	$10,100	$21,374	$23,475	$-	$54,949
Additions to property, plant and equipment	$677	$185	$122	$-	$984

Note 5 - Income Taxes:

The Company expects its effective tax rate for the 2010 fiscal year to be different from the federal statutory rate due to a full valuation allowance on all deferred tax assets. We recorded a provision for income taxes in the amount of $1,499 for the thirty-six week period ended July 9, 2010, related to federal and state taxes, based on the Company's expected annual effective tax rate.

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences. Management reevaluated the need for a full valuation allowance at July 9, 2010 based on both positive and negative evidence. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of its deferred tax assets does not meet the more likely than not standard. Therefore, a full valuation allowance will remain against our net deferred tax assets. The Company has established objective criteria that must be met before a release of the valuation allowance will occur.

We are subject to U.S. federal income tax, and are currently under audit by the Internal Revenue Service for the years ended November 1,
2002 through October 31, 2003. Our federal income tax returns are open to audit under the statute of limitations for the years ended October 31, 2008 through 2009. Our statute of limitations for our years ended November 1, 2002 through October 31,
2003 have been extended to October 31, 2010. We believe the appropriate provisions for all outstanding issues have been made for all years under audit. We are subject to income tax in California and various other state taxing jurisdictions.
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

Financial assets carried at fair value as of July 9, 2010 are classified below:

	Level 1	Level 2	Level 3	Total
Money market funds	$6,041	$-	$-	$6,041
Total	$6,041	$-	$-	$6,041

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

Critical Accounting Policies and Management Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the respective reporting periods.  Actual results could differ from those estimates.  Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates. We record allowance for doubtful accounts promotional and returns allowances and inventory reserves based on recent and historical trends.  Management believes its current estimates are reasonable and based on the best information available at the time.

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial.  The provision for doubtful accounts receivable is based on historical trends and current collection risk.  We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss.  Sales to Wal-Mart® comprised 14.4% of revenues in the first thirty-six weeks of fiscal year 2010 and 9.4% of accounts receivable was due from Wal-Mart® at July 9, 2010. In comparison, Wal-Mart® comprised 11.7% of revenues for the first thirty-six weeks of fiscal year 2009 and 15.2% of accounts receivable at the end of the third quarter of fiscal year 2009.   Sales to Dollar General® comprised 10.4% of revenues in the first thirty-six weeks of fiscal year 2010 and 32.6% of accounts receivable was due from Dollar General® at July 9, 2010.

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

Deferred taxes are provided for items whose financial and tax bases differ.  A valuation allowance is provided against deferred tax assets when it is expected that it is more likely than not that the related asset will not be fully realized.  During the fourth quarter of fiscal 2008, management recorded a full valuation reserve with respect to its deferred tax assets.  The determination as to whether or not a deferred tax asset can be fully realized is subject to a significant degree of judgment, based at least partially upon a projection of future taxable income, which takes into consideration past and future trends in profitability, customer demand, supply costs, and multiple other factors, none of which are predictable.  The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  Due to the degree of judgment involved, actual taxable income could differ materially from management's estimates, or the timing of taxable income could be such that the net operating losses could expire prior to their utilization.  Management could determine in the future that the assets are realizable, materially increasing net income in one or many periods. Following recognition, management could again change its determination in the future, materially decreasing income.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), was signed into law.  The PPACA contains provisions which may impact the Company’s accounting of other postemployment benefit (OPEB) obligations in future periods.  Regulatory guidance for implementation of some of the provisions of the PPACA has not yet been established.  Requirements of the law include the removal of the lifetime limits on retiree medical coverage, expanding dependent coverage to age 26 and elimination of pre-existing conditions that may impact OPEB costs.  We will continue to assess the accounting implications of the PPACA and its impact on our financial position and results of operation as more legislative and interpretive guidance becomes available.  The potential future effects and cost of complying with the provisions of the PPACA are not determinable at this time.

Overview of Reporting Segments

We operate in two business segments -- the processing and distribution of frozen products (the Frozen Food Products Segment), and the processing and distribution of refrigerated and snack food products, (the Refrigerated and Snack Food Products Segment).  For information regarding the separate financial performance of the business segments refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  We manufacture and distribute products consisting of an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky and a variety of sandwiches and sliced luncheon meats.  We purchase products for resale including a variety of cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products.

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

Results of Operations for the Twelve Weeks ended July 9, 2010 and Twelve Weeks ended July 10, 2009
(in thousands, except percentages)

Net Sales-Consolidated

Net sales increased by $652 (2.5%) to $26,933 in the third twelve weeks of the 2010 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated
Selling price per pound	-10.1%	$(2,924)
Unit sales volume in pounds	13.0%	3,746
Promotional activity	-0.5%	(169)
Returns activity	0.1%	(1)
Increase in net sales	2.5%	$652

Compared to the prior twelve-week period ended April 16, 2010 (not shown), average weekly net sales increased $9 (0.4%). The average selling price per pound increased 10.5% during the third twelve weeks of the 2010 fiscal year compared to the previous twelve-week period partially offset by a unit sales volume decrease of 9.9%. Promotional and returns activity caused an aggregate increase of 0.5%.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales, decreased by $185 (1.7%) to $11,001 in the third twelve weeks of the 2010 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products
Selling price per pound	-11.7%	$(1,437)
Unit sales volume in pounds	10.0%	1,231
Promotional activity	-0.8%	(68)
Returns activity	0.8%	89
Decrease in net sales	-1.7%	$(185)

The decrease in selling price per pound was due to product mix changes and was partially off-set by increased unit volume compared to the same twelve week period in fiscal year 2009.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, increased by $837 (5.5%) to $15,932 in the third twelve weeks of the 2010 fiscal year compared to the same twelve-week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food
Selling price per pound	-9.1%	$(1,488)
Unit sales volume in pounds	15.3%	2,516
Promotional activity	-0.4%	(101)
Returns activity	-0.3%	(90)
Increase in net sales	5.5%	$837

The selling price per pound decreased due to product mix changes; however, this decline was more than off-set by a higher volume of pounds sold compared to the same twelve week period in fiscal year 2009.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $1,628 (10.5%) to $17,089 in the third twelve weeks of the 2010 fiscal year compared to the same twelve-week period in fiscal 2009.  The increase in cost of products sold did not directly correspond to the increase in sales due to substantial increases in commodity costs compared to the same period last year.  This increase was partially off-set by higher facility utilization compared to the comparative twelve weeks.  The gross margin decreased from 41.2% to 36.5% due to these factors.

Compared to the prior twelve-week period ended April 16, 2010 (not shown), the average weekly cost of products sold during the third twelve weeks of fiscal year 2010 increased $169 (13.5%).  This increase reflects an increase in commodity costs compared to the prior twelve-week period.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment increased by $97 (1.5%) to $6,657 in the third twelve weeks of the 2010 fiscal year compared to the same twelve-week period in fiscal year 2009.  The increase in cost of products sold did not directly correlate to the change in sales due to increases in production overheads including utilities, healthcare and workers' compensation benefits, which reduced the gross margin earned in this segment from 41.4% to 39.5%, compared to the same period last year.  The cost of purchased flour declined approximately $120 in the third twelve weeks of fiscal 2010 compared to the prior year period partially off-setting the overhead cost increase.

Cost of Products Sold-Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment increased by $1,730 (19.2%) to $10,754 in the third twelve weeks of the 2010 fiscal year compared to the same twelve-week period in fiscal year 2009.  This increase did not correlate to the change in sales levels and instead increased due to significantly higher meat commodity costs and increased pounds sold compared to the same twelve week period in the prior fiscal year. The cost of significant meat commodities increased approximately $482 in the third twelve weeks of fiscal 2010 compared to the same period in the prior year. The gross margin earned in this Segment decreased from 41.0% to 34.5% due to these factors and sales mix changes.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $254 (2.7%) to $9,806 in the third twelve weeks of fiscal year 2010 compared to the same twelve-week period in the prior fiscal year.  The increase in this category for the twelve-week period ended July 9, 2010 corresponds to the sales increase.  The table below summarizes the significant expense increases and decreases included in this category:

	12 Weeks Ended		Expense/Gain
	July 9, 2010	July 10, 2009	Increase (Decrease)
Wages and bonus	$3,492	$4,086	$(594)
Benefits-healthcare	852	484	368
Cash surrender value loss (gain)	214	(76)	290
Workers’ compensation	206	35	171
Fuel	604	580	24
Other SG&A	4,438	4,443	(5)
Total	$9,806	$9,552	$254

Headcount decreased during the third twelve weeks of the 2010 fiscal year compared to the same period in the prior year, which resulted in decreased wages and combined with lower profits, decreased profit sharing accruals.  The Company’s self-insured healthcare benefit expense was negatively impacted in the period due to unfavorable claim trends. The cash surrender value of life insurance policies decreased primarily as a result of unfavorable trends in the market values of equities that support policy values.  The Company’s workers’ compensation benefit expense was normal compared to unusually favorable claim trends in the comparative twelve weeksperiod in fiscal 2009.  The increase in fuel expense was driven by per gallon fuel price increases compared to the prior year period as a result of negative trends in petroleum markets.  When comparing the third twelve weeks of fiscal year 2010 to the prior twelve-week period ended April 16, 2010 (not shown), average weekly SG&A increased by $24 (3.1%) due to the same factors listed above.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products Segment increased by $387 (10.5%) to $4,072 in the third twelve weeks of fiscal year 2010 compared to the same twelve week period in the prior fiscal year.  Increases in this category directly relate to increases in the cost for fuel, vehicle repairs, electric utilities and healthcare benefit expense.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

SG&A in the Refrigerated and Snack Food Products Segment decreased by $116 (2.0%) to $5,719 in the third twelve weeks of fiscal year 2010 compared to the same twelve-week period in the prior fiscal year. The decrease in SG&A relates to the realignment of the direct store delivery system to optimize central distribution locations which was partially offset by increases in fuel cost, pension and healthcare benefit expense.

Income Taxes-Consolidated

The income tax expense for the twelve weeks ended July 9, 2010 and July 10, 2009 was as follows:

	July 9, 2010	July 10, 2009
Income tax provision	$799	$208

Effective tax rate	2,102.6%	16.4%

We expect our effective tax rate for the 2010 fiscal year to be different from the federal statutory rate due to a full valuation allowance on all deferred tax assets.  We recorded a provision for income taxes in the amount of $799 for the twelve week period ended July 9, 2010, related to federal and state taxes, based on our current projected taxable income for the year.

Net Income -Consolidated

The net loss of $761 in the twelve weeks ended July 9, 2010 includes a non-taxable loss on life insurance policies in the amount of $214. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.

The net income of $1,060 in the twelve weeks ended July 10, 2009 includes a gain on life insurance policies in the amount of $76.  Taxable investment income decreased on a comparative basis due to lower short-term interest rates.

Results of Operations for the Thirty-Six Weeks ended July 9, 2010 and Thirty-Six Weeks ended July 10, 2009
(in thousands, except percentages)

Net Sales-Consolidated

Net sales decreased by $423 (0.5%) to $83,012 in the first thirty-six weeks of the 2010 fiscal year compared to the same thirty-six-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated
Selling price per pound	-8.2%	$(7,523)
Unit sales volume in pounds	7.7%	7,090
Promotional activity	-0.6%	(476)
Returns activity	0.6%	486
Decrease in net sales	-0.5%	$(423)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales, decreased by $286 (0.8%) to $36,613 in the first thirty-six weeks of the 2010 fiscal year compared to the same thirty-six week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products
Selling price per pound	-5.6%	$(2,282)
Unit sales volume in pounds	5.2%	2,130
Promotional activity	-0.9%	(318)
Returns activity	0.5%	184
Decrease in net sales	-0.8%	$(286)

The decrease in selling prices per pound was due to product mix changes and was partially off-set by increased unit volume compared to the same thirty-six week period in fiscal year 2009.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, decreased by $137 (0.3%) to $46,399 in the first thirty-six weeks of the 2010 fiscal year compared to the same thirty-six week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food
Selling price per pound	-10.2%	$(5,241)
Unit sales volume in pounds	9.7%	4,961
Promotional activity	-0.4%	(158)
Returns activity	0.6%	301
Decrease in net sales	-0.3%	$(137)

The selling price per pound decreased due to product mix changes.  This decline was partially off-set by a higher volume of pounds sold compared to the same thirty-six week period in fiscal year 2009.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $1,237 (2.5%) to $49,229 in the first thirty-six weeks of the 2010 fiscal year compared to the same thirty-six-week period in fiscal 2009.   The decrease in cost of products sold relates to lower unit sales volume, increased utilization of production facilities and lower flour costs.  The gross margin increased from 39.5% to 40.7% due to these factors.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment decreased by $6 (0.0%) to $21,816 in the first thirty-six weeks of the 2010 fiscal year compared to the same thirty-six-week period in fiscal year 2009. Lower flour costs and lower sales levels contributed to this decrease in the current year period.  The cost of purchased flour declined approximately $360 in the first thirty-six weeks of fiscal 2010 compared to same period in the prior year. The gross margin decreased from 40.9% to 40.4% due to these factors.

Cost of Products Sold-Refrigerated and Snack Food Segment
Cost of products sold in the Refrigerated and Snack Food Products Segment decreased by $853 (2.9%) to $28,272 in the first thirty-six weeks of the 2010 fiscal year compared to the same thirty-six-week period in fiscal year 2009. This decrease corresponds to lower sales levels, increased in-sourcing of products previously purchased from outside suppliers and lower commodity costs compared to the same thirty-six week period in the prior fiscal year.  The cost of significant meat commodities decreased approximately $494 in the first thirty-six weeks of fiscal 2010 compared to the same period in the prior year.  The gross margin increased from 38.4% to 40.9% due to these factors.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $597 (2.0%) to $29,730 in the first thirty-six weeks of fiscal year 2010 compared to the same thirty-six week period in the prior fiscal year.  The increase in this category for the thirty-six week period ended July 9, 2010 did not correspond to the sales decrease.  The table below summarizes the significant expense increases and decreases included in this category:

	36 Weeks Ended		Expense/Gain
	July 9, 2010	July 10, 2009	Increase (Decrease)
Benefits-healthcare	$2,165	$1,651	$514
Wages and bonus	11,642	12,034	(392)
Fuel	1,922	1,536	386
Workers’ compensation	635	341	294
Cash surrender value (gain)	(201)	(3)	(198)
In-store displays	307	153	154
Other SG&A	13,260	13,421	(161)
Total	$29,730	$29,133	$597

The Company’s self-insured healthcare benefit expense was negatively impacted in the period due to adverse plan experience resulting in higher claim payments.  Headcount decreased compared to the same period in the prior year, and overall wages decreased due to lower profits and decreased profit sharing accruals.  The increase in fuel expense was driven by per gallon fuel price increases compared to the prior year as a result of negative trends in petroleum markets.  The Company’s workers’ compensation benefit expense was negatively impacted in the period due to unfavorable claim trends.  The cash surrender value of life insurance policies increased primarily as a result of favorable trends in the market values of equities that support policy values. The increase in in-store displays primarily relates to the timing of Christmas holiday season product placements.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products Segment increased by $346 (3.0%) to $11,827 in the first thirty-six weeks of fiscal year 2010 compared to the same thirty-six week period in the prior fiscal year. The increase in this category primarily relates to higher costs for fuel, vehicle repairs and healthcare benefit expenses.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

SG&A in the Refrigerated and Snack Food Products Segment increased by $272 (1.6%) to $17,811 in the first thirty-six weeks of fiscal year 2010 compared to the same thirty-six week period in the prior fiscal year. Increases in fuel cost, in-store displays, pension, healthcare benefits and workers’ compensation benefits contributed to the increase in SG&A expenses when compared to the same thirty-six week period in the prior fiscal year.

Income Taxes-Consolidated

The income tax expense for the first thirty-six weeks ended July 9, 2010 and July 10, 2009 was as follows:

	July 9, 2010	July 10, 2009
Income tax provision	$1,499	$208

Effective tax rate	36.0%	5.4%

We expect our effective tax rate for the 2010 fiscal year to be different from the federal statutory rate due to a full valuation allowance on all deferred tax assets.  We recorded a provision for income taxes in the amount of $1,499 for the thirty-six week period ended July 9, 2010, related to federal and state taxes, based on our current projected taxable income for the year.

Net Income -Consolidated

The net income of $2,554 in the thirty-six weeks ended July 9, 2010 includes a non-taxable gain on life insurance policies in the amount of $201. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.

The net income of $3,628 in the thirty-six weeks ended July 10, 2009 includes a non-taxable gain on life insurance policies in the amount of $3.  Taxable investment income decreased on a comparative basis due to lower short-term interest rates.

Liquidity and Capital Resources (in thousands, except per share amounts)

Our need for operations growth, capital expenses and share repurchases are expected to be met with cash flows provided by future operating activities.

Cash flows from operating activities for the thirty-six weeks ended:

	July 9, 2010	July 10, 2009

Net income	$2,554	$3,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,508	1,962
(Recoveries) losses on accounts receivable	(100)	6
Gain on sale of property, plant and equipment	(25)	(10)
Changes in operating working capital	283	1,927
Net cash provided by operating activities	$4,220	$7,513

Significant changes in working capital for the thirty-six weeks ended:

July 9, 2010 – Sources of cash included decrease in inventory of $1,289. Operating cash flows for the period ended July 9, 2010 were reduced by an increase in accounts receivable of $565, a decrease in  accounts payable of $489 and a decrease in accrued payroll, advertising and other expenses of $712.   During the thirty-six week period we funded $631 towards our defined benefit pension plan.

July 10, 2009- Sources of cash included reductions in accounts receivable of $1,619 and inventory of $1,005. The increase in operating cash flows for the period ended July 10, 2009 included an increase in accounts payable of $531 and a decrease in accrued payroll, advertising and other expense of $562.   During the period we funded $361 towards our defined benefit pension plan.

Cash used in investing activities for the thirty-six weeks ended:

	July 9, 2010	July 10, 2009
Proceeds from sale of property, plant and equipment	$25	$56
Additions to property, plant and equipment	(853)	(984)
Net cash used in investing activities	$(828)	$(928)

Expenditures for property, plant and equipment include the acquisition of new equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. Overall capital spending has declined in recent years as we carefully scrutinize capital investments for short term pay-back.  In general, we capitalize the cost of additions and improvements and expense the cost for repairs and maintenance.  The Company may also capitalize costs related to improvements that extend the life, increase the capacity, or improve the efficiency of existing machinery and equipment.  Specifically, capitalization of upgrades of facilities to maintain operating efficiency includes acquisitions of machinery and equipment used on packaging lines and refrigeration equipment used to process food products.

The table below highlights the additions to property, plant and equipment for the thirty-six weeks ended:

July 9, 2010
Increase in projects in process	$290
Delivery vehicles	112
Processing equipment	235
Temperature control	76
Quality control	75
Packaging lines	65
Additions to property, plant and equipment	$853

Cash used in financing activities for the thirty-six weeks ended:

	July 9, 2010	July 10, 2009
Shares repurchased	$(253)	$(270)
Cash dividends paid	(933)
Net cash used in financing activities	$(1,186)	$(270)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of July 9, 2010, up to approximately 363,168 shares were still authorized for repurchase under the program.  A one-time cash dividend in the amount of ten cents per share was paid during the first twelve weeks of the 2010 fiscal year.

We remained free of interest bearing debt during the first thirty-six weeks of fiscal year 2010.  We have remained free of interest-bearing debt for twenty-three consecutive years. We maintain a line of credit with Bank of America that expires April 30, 2011. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain certain levels of shareholders’ equity and working capital. We were in compliance with all loan covenants as of July 9, 2010.  There were no borrowings under this line of credit during the year.  Management believes that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for the balance of fiscal 2010.

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

There have been no changes in our internal controls over financial reporting that occurred during our third quarter ended July 9, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law by the President on July 21, 2010, permanently exempts small public companies with less than $75 million in market capitalization from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. As a result, an attestation report on internal controls over financial reporting by an independent registered public accounting firm will no longer be required. Section 404(a) is still effective for smaller public companies and requires the disclosure of management attestations on internal controls over financial reporting.  Commencing with the fiscal year ended October 31, 2008, we are required to issue a management report on internal control over financial reporting, with each Annual Report on Form 10-K thereafter.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell or repurchase any equity securities during the period covered by this report.

Item 6.

Exhibits

Exhibit No.                                                Description

31.1	Certification of Chairman (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION (Registrant)

Dated: August 23, 2010	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)