Form 10-K
period 2010-10-29
BRIDGFORD FOODS CORP
filed 2011-01-14
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 29, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on April 16, 2010 was $22,201,000.

As of January 12, 2011, there were 9,322,778 shares of common stock outstanding.

Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held March 23, 2011 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Background of Business

Bridgford Foods Corporation (collectively with its subsidiaries, “Bridgford”, the “Company”, “We” or “Our”) is a California corporation and was organized in 1952. We originally began operations in 1932 as a retail meat market in San Diego, California and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat, and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. For the past five years we and our subsidiaries have been primarily engaged in the manufacturing, marketing and distribution of an extensive line of frozen, refrigerated, and snack food products throughout the United States. We have not been involved in any bankruptcy, receivership, or similar proceedings since inception nor have we been party to any merger, acquisition, etc. or acquired or disposed of any material amounts of assets during the past five years. Substantially all of our assets have been acquired in the ordinary course of business. We have had no significant change in the type of products produced or distributed, nor in the markets we serve. Independent distributors now serve approximately 2,300 stores of all types in areas impractical to serve by our Company-owned vehicles.

Description of Business

Bridgford Foods Corporation operates in two business segments - the processing and distribution of frozen food products and the processing and distribution of refrigerated and snack food products.  For information regarding the separate financial performance of the business segments refer to Note 7 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The following table shows sales, as a percentage of consolidated sales, for each of these segments during each of the last two fiscal years:

	2010	2009
Frozen Food Products	46%	45%
Refrigerated and Snack Food Products	54%	55%
	100%	100%

We manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky, and a variety of sandwiches and sliced luncheon meats. The products we purchase for resale include a variety of jerky, cheeses, salads, party dips, Mexican foods, nuts, and other delicatessen type food products.

	2010	2009
Products manufactured, processed or packaged by Bridgford	86%	83%
Products manufactured or processed by third parties for distribution	14%	17%
	100%	100%

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

Major Product Classes

Frozen Food Products

Our frozen food division serves both food service and retail customers. Approximately 150 unique frozen food products are sold through wholesalers, cooperatives, and distributors to approximately 21,000 retail outlets and 22,000 restaurants and institutions.

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

Refrigerated and Snack Food Products

Our refrigerated and snack food products division sells approximately 220 different items through a direct store delivery network serving approximately 28,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.

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

Refrigerated and Snack Food Products — Sales and Marketing

Our direct store delivery network consists of two separate divisions, refrigerated and non-refrigerated snack food products. Refrigerated snack food products are distributed through eight different regions located in the southwest, primarily operating in California, Arizona, and Nevada. Non-refrigerated snack food products are distributed across the United States and Canada. Our regional sales managers perform several significant functions for us including identifying and developing new business opportunities and providing customer service and support to our customers. We also utilize the services of brokers, where appropriate, to support efficient product distribution and customer satisfaction. Independent distributors now serve approximately 2,300 customers of all types in areas impractical to serve by our Company-owned vehicles.

Product Planning and Research and Development

We continually monitor the consumer acceptance of each product within our extensive product line. Individual products are regularly added to and deleted from our product line. The addition or deletion of any individual product has not had a material effect on our operations in the current fiscal year. We believe that a key factor in the success of our products is our system of carefully targeted research and testing of our products to ensure high quality and that each product matches an identified market opportunity. The emphasis in new product introductions in the past several years has been in single service items. We are constantly searching to develop new products to complement our existing product line and improved processing techniques and formulas for our existing product line. We utilize in-house test kitchens to research and experiment with unique food preparation methods, to improve quality control and to analyze new ingredient mixtures. We also retain consultants to assist us in these efforts.

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

Effect of Government Regulations

Our operations are subject to extensive inspection and regulation by the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (the “FDA”), and by other federal, state, and local authorities regarding the processing, packaging, storage, transportation, distribution, and labeling of products that we manufacture, produce and process.  Our processing facilities and products are subject to continuous inspection by the USDA and/or other federal, state, and local authorities.  The USDA has issued strict policies concerning the control of listeria monocytogenes in ready-to-eat meat and poultry products and contamination by food borne pathogens such as E. coli and salmonella, and established a new system of regulation known as the Hazard Analysis Critical Control Points (“HACCP”) program. The HACCP program requires all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements.  We believe that we are currently in compliance with governmental laws and regulations and that we maintain the necessary permits and licenses relating to our operations. To date, federal, state, and local environmental laws and regulations, including those relating to the discharge of materials into the environment, have not had a material effect on our business.

Importance of Key Customers

Sales to Wal-Mart® comprised 10.1% and 11.4% of revenues for fiscal years 2010 and 2009, respectively. Accounts receivable from Wal-Mart® was 9.4% and 13.3% of total accounts receivable at October 29, 2010 and October 30, 2009, respectively.

Sources and Availability of Raw Materials

We purchase large quantities of pork, beef, and flour.  These ingredients are generally available from a number of different suppliers although the availability of these ingredients is subject to seasonal variation.  We build ingredient inventories to take advantage of downward trends in seasonal prices or anticipated supply limitations.

Employees

We had 530 employees at October 29, 2010 approximately 47% of whose employment relationship is governed by collective bargaining agreements. Most agreements expire between February 2011 and December 2012. We believe that our relationship with all of our employees is favorable.

Executive Officers of the Registrant

The names, ages, and positions of all our executive officers as of January 1, 2011 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. William L. Bridgford is the son of Hugh Wm. Bridgford and the nephew of Allan L. Bridgford. Officers are normally appointed annually by the Board of Directors at it's meeting immediately following the annual meeting of shareholders. All executive officers are full-time employees of our company, except for Allan L. Bridgford, who works 60% of full-time effective March 2005.

Name	Age	Position(s) with our company
Allan L. Bridgford	75	Senior Chairman and member of the Executive Committee
Hugh Wm. Bridgford	79	Vice President and Chairman of the Executive Committee
William L. Bridgford	56	Chairman and member of the Executive Committee
John V. Simmons	55	President and member of the Executive Committee
Raymond F. Lancy	57	Chief Financial Officer, Executive Vice President, Treasurer and member of the Executive Committee

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

Item 1A.	Risk Factors

In addition to the other risks described in this Annual Report on Form 10-K, the continuing operations and the price of our common stock are subject to the following risks, each of which could materially adversely affect our business, financial condition, and results of operations.  The risks described below are only the risks that we currently believe are material to our business.  Additional risks not presently known, or risks that are currently believed to be immaterial, may also impair our business operations.

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

Our operations are subject to extensive inspection and regulation by the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (the “FDA”), and by other federal, state, and local authorities regarding the processing, packaging, storage, transportation, distribution, and labeling of products that are manufactured, produced and processed by us. Our processing facilities and products are subject to continuous inspection by the USDA and/or other federal, state, and local authorities. The USDA has issued strict policies concerning the control of listeria monocytogenes in ready-to-eat meat and poultry products and contamination by food borne pathogens such as E. coli and salmonella, and established a new system of regulation known as the Hazard Analysis Critical Control Points (“HACCP”) program. The HACCP program requires all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements. We believe that we are currently in compliance with governmental laws and regulations and that we maintain all necessary permits and licenses relating to our operations.

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

We could suffer significant reductions in revenues and operating income if we lost one or more of our largest customers, including, Wal-Mart®, which accounted for 10.1% of revenues in fiscal year 2010.  Many of our customers, such as supermarkets, warehouse clubs, and food distributors have consolidated in recent years.  Such consolidation has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories while demanding lower pricing and increased promotional programs. These customers also may use their shelf space for their own private label products.  Failure to respond to these trends could reduce our volume and cause us to lower prices or increase promotional spending for our product lines which could adversely affect our profitability.

With more than 80% concentration of beneficial ownership of our stock held by the Bridgford family, there are risks that they can exert significant influence or control over our corporate matters.

Members of the Bridgford family beneficially own, in the aggregate, approximately 81% of our outstanding stock. In addition, three members of the Bridgford family serve on the Board of Directors.  As a result, members of the Bridgford family have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our shareholders, including amendments to by-laws, election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions.  This concentration of ownership may also delay or prevent a change in control otherwise favored by our other shareholders and could depress our stock price. Additionally, as a result of the Bridgford family’s significant ownership of the outstanding voting stock, we have relied on the “controlled company” exemption from certain corporate governance requirements of the NASDAQ Stock Market, LLC and have elected to have the full Board of Directors perform the functions of the Nominating Committee.
Item 1B.	Unresolved Staff Comments

Not applicable for smaller reporting companies.

Item 2.	Properties

We own the following properties:

Property Location	Building Square Footage	Acreage
Anaheim, California ***	100,000	5.0
Modesto, California **	0	0.3
Dallas, Texas *	94,000	4.0
Dallas, Texas *	30,000	2.0
Dallas, Texas *	16,000	1.0
Dallas, Texas *	3,200	1.5
Statesville, North Carolina *	42,000	8.0
Chicago, Illinois **	156,000	1.5

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

No material legal proceedings were pending against us at October 29, 2010 or as of the date of filing of this Annual Report on Form 10-K. We are likely to be subject to claims arising from time to time in the ordinary course of our business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on us. Any adverse litigation trends and outcomes could significantly and negatively affect our financial results.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Dividend Data

Our common stock is traded on the Nasdaq Global Market under the symbol “BRID”. The following table reflects the high and low closing sale prices reported by Nasdaq as well as cash dividends paid for each of the last eight fiscal quarters.

Fiscal Year 2010	High	Low	Cash Dividends Paid
First Quarter	$11.41	$7.27	$0.10
Second Quarter	$13.02	$9.77	$0.00
Third Quarter	$16.84	$11.48	$0.00
Fourth Quarter	$15.63	$11.54	$0.00

Fiscal Year 2009	High	Low	Cash Dividends Paid
First Quarter	$4.88	$3.71	$0.00
Second Quarter	$4.55	$2.53	$0.00
Third Quarter	$9.32	$4.31	$0.00
Fourth Quarter	$9.79	$6.91	$0.00

On November 10, 2010, Bridgford Foods Corporation issued a press release announcing that its Board of Directors had approved a one-time cash dividend of $0.10 per share of common stock which was distributed on December 20, 2010 to shareholders of record on November 23, 2010.

On January 12, 2011, the closing sale price for our common stock on the Nasdaq Global Market was $12.04 per share. As of January 12, 2011, there were 292 shareholders of record in our common stock.

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

Repurchases of Equity Securities by the Issuer

During fiscal year 2010, we repurchased an aggregate of 26,902 shares of our common stock for $277,000 pursuant to our repurchase plan previously authorized by the Board of Directors.  The following table provides information regarding our repurchases of common stock in each of the four periods comprising the fourth quarter of fiscal year 2010.

	Total Number of		Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Period (1)	Shares Purchased	Average Price Paid Per Share	or Programs (2)	or Programs (2)
July 10, 2010 - August 6, 2010 (4 weeks)	0	$0.00	0	373,168
August 7, 2010 - September 3, 2010 (4 weeks)	13	$11.69	13	373,155
September 4, 2010 - October 1, 2010 (4 weeks)	1,323	$11.90	1,323	371,832
October 2, 2010 - October 29, 2010 (4 weeks)	689	$12.00	689	371,143
Total	2,025	$11.93	2,025

(1)	The periods shown are our fiscal periods during the sixteen-week quarter fiscal ended October 29, 2010.

(2)
All repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. We have established a stock purchase plan (“Purchase Plan”) that is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of our common stock in the market. The Purchase Plan complies with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 14, 2010 and continuing through and including October 13, 2011, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of October 29, 2010, the total maximum number of shares that may be purchased under the Purchase Plan is 371,143 at a purchase price not to exceed $12.00 per share for a total maximum aggregate price (exclusive of commission) of $4,453,716.

Equity Compensation Plan Information

Our only shareholder approved equity compensation plan expired by its terms on April 29, 2009. No further stock options or rights are available for grant under this plan and all previously outstanding options and rights have also expired by their terms.  No stock options, warrants or rights were granted during the fiscal years ended October 29, 2010 and October 30, 2009 and none were outstanding as of October 29, 2010.

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

Results of Operations (in thousands except percentages)

Fiscal Year Ended October 29, 2010 (52 weeks) Compared to Fiscal Year Ended October 30, 2009 (52 weeks)

Net Sales-Consolidated

Net sales in fiscal 2010 decreased $5,010 (4.1%) when compared to the prior year.  The changes in net sales were comprised as follows:

Impact on Net Sales - Consolidated
Selling price per pound	-7.0%	$(9,477)
Unit volume in pounds	3.3%	4,489
Promotional activity	-0.6%	(409)
Returns activity	0.2%	387
Increase (decrease) in net sales	-4.1%	$(5,010)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment in fiscal 2010 decreased $725 (1.3%) compared to the prior year.  The changes in net sales were comprised as follows:

Impact on Net Sales - Frozen Food Products Segment
Selling price per pound	-6.2%	$(3,766)
Unit volume in pounds	5.0%	3,023
Promotional activity	-0.5%	(193)
Returns activity	0.4%	211
Increase (decrease) in net sales	-1.3%	$(725)

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products segment in fiscal 2010 decreased $4,285 (6.3%) compared to the prior year. The changes in net sales were comprised as follows:

Impact on Net Sales - Refrigerated and Snack Food Products Segment
Selling price per pound	-7.7%	$(5,711)
Unit volume	2.0%	1,466
Promotional activity	-0.6%	(216)
Returns activity	-0.1%	176
Increase (decrease) in net sales	-6.4%	$(4,285)

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold in fiscal 2010 decreased $2,509 (3.4%) compared to the prior year.  Favorable changes in product mix primarily contributed to the decline in cost of sales.  The gross margin decreased from 40.4% in fiscal 2009, to 40.0%, in fiscal 2010.  Higher costs for major commodities ($827) and employee benefits ($849) were partially off-set by lower depreciation ($271) on plant equipment and higher unit volumes lowered per unit overhead costs.  The realignment of the Company’s distribution system to remote geographic areas significantly lowered freight costs ($405).

Cost of Products Sold and Gross Margin–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment in fiscal 2010 decreased $54 (0.2%) compared to the prior year.   Lower flour commodity costs in fiscal 2010 were the primary contributing factor causing this decrease.   Favorable changes in product mix also contributed to the decline in cost of sales.  The gross margin in the Frozen Food Products segment decreased from 42.0% in fiscal 2009 to 41.3% in fiscal 2010.  The cost of purchased flour declined approximately $381 in fiscal 2010 compared to the prior year, partially off-setting the overhead cost increases related primarily to employee benefits.

Cost of Products Sold and Gross Margin–Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products segment in fiscal 2010 decreased $2,129 (5.0%) compared to the prior year.  Lower sales of Refrigerated and Snack Food products was the primary factor causing this change.  Freight costs decreased significantly compared to the prior fiscal year. The gross margin in the Refrigerated and Snack Food Products segment decreased from 39.1% in fiscal 2009 to 38.9% in fiscal 2010.  The cost of major meat commodities increased approximately $1,208 in fiscal 2010 compared to the prior year. Higher costs for employee benefits were more than off-set by lower depreciation on plant equipment and higher unit volumes lowered per unit overhead costs significantly.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses in fiscal 2010 decreased $982 (2.3%) when compared to the prior year.  The decrease in this category did not directly correspond to the change in sales.

The table below summarizes the primary expense variances in this category:

	52 Weeks Ended		Expense/Loss
	October 29, 2010	October 30, 2009	Increase (Decrease)
Wages and bonus	16,453	17,780	(1,327)
Benefits-healthcare	2,874	1,997	877
Fuel	5,337	4,809	528
Bad debts	(351)	78	(429)
Depreciation	538	831	(293)
Cash surrender value (gain)	(558)	(323)	(235)
Outside consultants	1,459	1,273	186
Loss on sale investment	—	159	(159)
Other	15,817	15,947	(130)
Total	41,569	42,551	(982)

Employee headcount declined in the 2010 fiscal year compared to the prior year which decreased wages. Lower profitability levels decreased profit sharing expenses.  The Company’s self-insured healthcare benefit expense was negatively impacted in the period due to adverse plan experience resulting in higher claim payments.  Headcount decreases were insufficient to overcome negative trends in healthcare plan experience.  The increase in fuel expense was driven by per gallon fuel price increases compared to the prior year as a result of negative trends in petroleum markets.  The Company released a significant portion of the allowance for doubtful accounts during the fourth quarter of fiscal 2010 due to favorable trends in the accounts receivable aging.  The gain in cash surrender value resulted from changes in the underlying markets that support them.  The increase in outside consultants resulted from increased investment in information system data management.  Depreciation and overall capital spending has declined in recent years as we carefully scrutinize capital investments for short term pay-back.

Selling, General and Administrative Expenses-Frozen Food Products Segment

Selling, general and administrative expenses in the Frozen Food Products segment in fiscal 2010 remained essentially flat compared to the prior year.  Increases in this category were as a result of increased profit sharing expenses as a result of higher segment profitability.  The allocation of corporate support costs also increased due to higher segment revenues. Expenses related to advertising decreased compared to the prior year.  In addition, a significant portion of the bad debt reserve was released and helped to offset increases in this category.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

Selling, general and administrative expenses in the Refrigerated and Snack Food segment in fiscal 2010 decreased $941 (3.7%) compared to the prior year.  This decrease was primarily caused by lower sales and a significant reduction in the bad debt reserve.

Income Taxes

The effective income tax rate was 21.8% and 3.6% in fiscal years 2010 and 2009, respectively. In fiscal year 2010, the effective income tax rate differed from the applicable mixed statutory rate of approximately 39.6% primarily due to recording a full valuation allowance on our deferred tax assets of $8,049 (Refer to Note 4).  The 2010 provision for taxes on income of $1,204 consists of minimum federal and state income taxes. In fiscal year 2009, the effective income tax rate differed from the applicable mixed statutory rate of approximately 38.0% primarily due to recording a full valuation allowance on our deferred tax assets.  The 2009 provision for taxes on income of $255 consists of minimum federal and state income taxes.

Liquidity and Capital Resources (in thousands except share and per share amounts)

Our need for operations growth, capital expenses and share repurchases are expected to be met with cash flows provided by operating activities.

Cash flows from operating activities:

	2010	2009

Net income	$4,319	$6,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,168	2,733
Provision (recovery) for losses on accounts receivable	(351)	78
Gain on sale of property, plant and equipment	(31)	(11)
Loss on sale of equity securities	-	159
Deferred income taxes, net	395	171
Tax valuation allowance	(395)	(171)
Changes in operating working capital	(1,391)	(310)
Net cash provided by operating activities	$4,714	$9,436

For fiscal year 2010, net cash provided by operating activities was $4,714.  We funded additions to property, plant and equipment in the amount of $1,769 and share repurchases of $277 from cash balances. For fiscal year 2009, net cash provided by operating activities was $9,436, which enabled us to fund additions to property, plant and equipment in the amount of $1,303 and share repurchases of $638.  The available cash balance increased by $1,775 during the 2010 fiscal year compared to an increase of $7,819 during the 2010 firscal year.  In November 2009, we declared a one-time cash dividend of $0.10 per share of common stock for shareholders of record on December 8, 2009, payable on January 4, 2010, based on operations for fiscal year 2009. On November 10, 2010, we declared a noe-time cash dividend of $0.10 per share of common stock payable on December 20, 2010 to shareholders of record on November 23, 2010, based on operations for fiscal 2010.

         Significant changes in operating working capital are as follows:

2010 – Operating cash flows increased primarily due to net income of $4,319 and a decrease in accounts receivable of $2,460.  Operating cash flow was increased by a reduction in accounts receivable, a decrease in prepaids and an increase in accrued payroll, advertising and other expenses.  An increase in inventory, a decrease in refundable income taxes, and a decrease in the current portion of non-current liabilities partially offset the cash flow increases during 2010.  During the 2010 fiscal year we funded $1,943 toward our defined benefit pension plan.

2009 – Operating cash flows increased primarily due to net income of $6,787 and non-cash depreciation expense of $2,733.  Operating cash flow was increased by a reduction in inventories, increase in accounts payable and increase in the current portion of non-current liabilities. Significant increases in accounts receivable and other non-current assets and decreases in accrued payroll, advertising and other expenses offset the cash flow increases during 2009.  During the 2009 fiscal year we funded $989 toward our defined benefit pension plan.

Cash used in investing activities:

	2010	2009
Proceeds from sale of property, plant and equipment	$40	$56
Proceeds from sale of investments	-	268
Additions to property, plant and equipment	(1,769)	(1,303)
Net cash used in investing activities	$(1,729)	$(979)

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

The table below highlights the additions to property, plant and equipment for the fifty-two weeks ended:

October 29, 2010
Processing equipment	$998
Computer software and hardware	150
Delivery vehicles	125
Quality control	75
Office and building improvements	62
Temperature control	76
Packaging lines	65
Projects in process	218
Additions to property, plant and equipment	$1,769

Cash used in financing activities:

	2010	2009
Shares repurchased	$(277)	$(638)
Dividends paid	(933)	-
Net cash used in financing activities	$(1,210)	$(638)

During fiscal year 2010, we repurchased an aggregate of 26,902 shares of our common stock for $277 pursuant to our repurchase plan previously authorized by the Board of Directors.

We have remained free of interest-bearing debt for twenty-four consecutive years. We maintain a line of credit with Bank of America that expires on April 30, 2011. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s prime rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain certain levels of shareholders’ equity and working capital.  We are currently in compliance with all provisions of the agreement.  There were no borrowings under this line of credit during the 2010 fiscal year.  Management believes that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for fiscal 2011.

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

Contractual Obligations (in thousands)

We have remained free of interest bearing debt for twenty-four consecutive years and had no other debt or other contractual obligations except for leases existing at October 30, 2010.  We lease certain transportation equipment under operating leases through 2011.

Future minimum lease payments are approximately (in thousands):

2011
Net Lease Commitments	$382

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

The consolidated financial statements and supplementary data required by this Item are set forth under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e))  as of the end of the period covered by this Report. Based on this evaluation the principal executive officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report in their design and operation to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management and  recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

The Audit Committee of the Board of Directors meets regularly with our financial management and counsel, and with the independent registered public accounting firm engaged by us.  Internal accounting controls and the quality of financial reporting are discussed during these meetings. The Audit Committee has discussed with the independent registered public accounting firm matters required to be discussed by Statement of Auditing Standards No. 114 (Communication with Audit Committees). In addition, the Audit Committee and the independent registered public accounting firm have discussed the independent registered public accounting firm’s independence from the Company and its management, including the matters in the written disclosures required by Public Company Accounting Oversight Board Rule 3526 “Communicating with Audit Committees Concerning Independence”.

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

Management assessed the effectiveness of our internal control over financial reporting for our fiscal year ended October 29, 2010.  In making this assessment, it used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment and those criteria, management believes that the internal control over financial reporting for our fiscal year ending October 29, 2010 was effective.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law by the President on July 21, 2010, permanently exempts "smaller reporting companies" from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act of 2002. As a result, an attestation report on internal controls over financial reporting by an independent registered public accounting firm is not included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended October 29, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The other information required by this Item is incorporated herein by reference to our definitive proxy statement, which will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, and will be delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement, which will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, and will be delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning our equity compensation plans is set forth in Part I, Item 5, hereof under the heading "Equity Compensation Plan Information."  The other information required by this Item is incorporated herein by reference to our definitive proxy statement, which will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, and will be delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence (not in thousands)

 The information required by this Item is incorporated herein by reference to our definitive proxy statement, which will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, and will be delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders.

Our general legal counsel is the son of the senior chairman of the board of directors.  For these services, he currently is paid a fee of one thousand five hundred dollars for each meeting attended.  Total fees paid for fiscal year 2010 were $16.  Om addition, legal services are performed on our behalf and filled by a firm in which he is partner.  Total fees billed under this arrangement for fiscal year 2010 were approximately $70.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our definitive proxy statement, which will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, and will be delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements . The following documents are filed as a part of this report:

(2)  Financial Statement Schedule

The following financial statement is filed herewith:

Schedule II - Valuation and Qualifying Accounts	39

(3)  Exhibits

(a)  The exhibits below are filed or incorporated herein by reference .

Exhibit Number	Description
3.5	Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10-K on January 28, 1993 and incorporated herein by reference).

3.6	Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10-K on January 28, 1993 and incorporated herein by reference).

3.7	By-laws, as amended (filed as Exhibit 2 to Form 10-K on January 28, 1993 and incorporated herein by reference).

3.8	Certificate of Amendment to By-laws (filed as Exhibit 99.1 to Form 8-K on October 10, 2007 and incorporated herein by reference).

10.1	Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit10.1 to Form 10-K on January 28, 1993 and incorporated herein by reference).*

10.2	Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to Form 10-K on January 28, 1993 and incorporated herein by reference).*

10.3	Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as Exhibit 10.3 to Form 10-K on January 28, 1993 and incorporated herein by reference).*

21.1	Subsidiaries of the Registrant.

24.1	Power of Attorney (included as part of the signature page)

31.1	Certification of Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

* Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION

By:	/s/ WILLIAM L. BRIDGFORD
William L. Bridgford
Chairman of the Board
Date: January 14, 2011

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

Signature	Title	Date

/s/ WILLIAM L. BRIDGFORD	Chairman of the Board	January 14, 2011
William L. Bridgford	(Principal Executive Officer)

/s/ ALLAN L. BRIDGFORD	Senior Chairman	January 14, 2011
Allan L. Bridgford

/s/ BRUCE H. BRIDGFORD	Director	January 14, 2011
Bruce H. Bridgford

/s/ JOHN V. SIMMONS	President	January 14, 2011
John V. Simmons

/s/ RAYMOND F. LANCY	Chief Financial Officer, Vice President,	January 14, 2011
Raymond F. Lancy	Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

/s/ TODD C. ANDREWS	Director	January 14, 2011
Todd C. Andrews

/s/ RICHARD A. FOSTER	Director	January 14, 2011
Richard A. Foster

/s/ ROBERT E. SCHULZE	Director	January 14, 2011
Robert E. Schulze

/s/ D. GREGORY SCOTT	Director	January 14, 2011
D. Gregory Scott

/s/ PAUL R. ZIPPWALD	Director	January 14, 2011
Paul R. Zippwald

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Bridgford Foods Corporation

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation (the "Company") as of October 29, 2010 and October 30, 2009 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridgford Foods Corporation as of October 29, 2010 and October 30, 2009 and the results of its consolidated operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
January 14, 2011

BRIDGFORD FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
October 29, 2010 and October 30, 2009
(in thousands, except per share amounts)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$15,686	$13,911
Accounts receivable, less allowance for doubtful accounts of $80 and $404, respectively and promotional allowances of $1,932 and $1,962, respectively	7,609	9,718
Inventories, less inventory reserves of $166 and $101, respectively	16,307	15,595
Prepaid expenses	291	621
Refundable income taxes	1,594	168
Deferred income taxes, less valuation allowance of $2,478 and $1,852, respectively	—	—
Total current assets	41,487	40,013

Property, plant and equipment, net of accumulated depreciation of $56,007 and $55,362, respectively	7,892	8,300
Other non-current assets	11,144	10,586
Deferred income taxes, less valuation allowance of $5,571 and $6,592, respectively	—	—
Total assets	$60,523	$58,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,364	$4,227
Accrued payroll, advertising and other expenses	5,532	5,320
Current portion of non-current liabilities	2,755	3,667
Total current liabilities	11,651	13,214
Non-current liabilities	12,672	13,262
Total liabilities	24,323	26,476

Contingencies and commitments (Notes 3, 5 and 6)	—	—

Shareholders’ equity:
Preferred stock, without par value
Authorized - 1,000 shares; issued and outstanding – none	—	—
Common stock, $1.00 par value
Authorized - 20,000 shares; issued and outstanding – 9,328 and 9,355 in 2010 and 2009, respectively	9,385	9,412
Capital in excess of par value	10,396	10,646
Retained earnings	24,471	21,085
Accumulated other comprehensive loss	(8,052)	(8,720)
Total shareholders’ equity	36,200	32,423
	$60,523	$58,899

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended October 29, 2010 and October 30, 2009
(in thousands, except share and per share amounts)

	2010	2009

Net sales	$117,655	$122,665

Cost of products sold	70,563	73,072

Gross margin	47,092	49,593

Selling, general and administrative expenses	41,569	42,551

Income before taxes	5,523	7,042

Provision for income taxes	1,204	255

Net income	$4,319	$6,787

Basic earnings per share	$0.46	$0.72

Shares used to compute basic earnings per common share	9,334,004	9,411,181

See accompanying notes to consolidated financial statements

BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the years ended October 29, 2010 and October 30, 2009
(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance, October 31, 2008	9,435	$9,492	$11,204	$14,298	$(2,459)	$32,535
Shares repurchased and retired	(80)	(80)	(558)			(638)
Net income				6,787		6,787
Other comprehensive net income (loss):
Unrealized gain on investment (Note 1)					180	180
Net change in defined benefit plans					(6,247)	(6,247)
Net change in other benefit plans					(194)	(194)
Comprehensive income						526
Balance, October 30, 2009	9,355	9,412	10,646	21,085	(8,720)	32,423
Shares repurchased and retired	(27)	(27)	(250)			(277)
Cash dividends paid				(933)		(933)
Net income				4,319		4,319
Other comprehensive net income:
Net change in defined benefit plans					589	589
Net change in other benefit plans					79	79
Comprehensive income						4,987
Balance, October 29, 2010	9,328	$9,385	$10,396	$24,471	$(8,052)	$36,200

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended October 29, 2010 and October 30, 2009
(in thousands)

	2010	2009

Cash flows from operating activities:
Net income	$4,319	$6,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,168	2,733
Provision (recovery) for losses on accounts receivable	(351)	78
Gain on sale of property, plant and equipment	(31)	(11)
Loss on sale of equity securities	---	159
Deferred income taxes, net	395	171
Tax valuation allowance	(395)	(171)
Changes in operating assets and liabilities:
Accounts receivable	2,460	(929)
Inventories	(712)	457
Prepaid expenses	330	1
Refundable income taxes	(1,426)	296
Other non-current assets	(527)	(750)
Accounts payable	(863)	1,154
Accrued payroll, advertising and other expenses	212	(1,525)
Current portion of non-current liabilities	(885)	2,071
Non-current liabilities	20	(1,085)
Net cash provided by operating activities	4,714	9,436
Cash used in investing activities:
Proceeds from sale of equity investments	---	268
Proceeds from sale of property, plant and equipment	40	56
Additions to property, plant and equipment	(1,769)	(1,303)
Net cash used in investing activities	(1,729)	(979)
Cash used in financing activities:
Shares repurchased	(277)	(638)
Cash dividends paid	(933)	---
Net cash used in financing activities	(1,210)	(638)
Net increase in cash and cash equivalents	1,775	7,819

Cash and cash equivalents at beginning of year	13,911	6,092
Cash and cash equivalents at end of year	$15,686	$13,911

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,710	$318

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

Use of estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits and impairment of deferred tax assets are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which may vary from current estimates. Other areas with underlying estimates include cash surrender or contract value for life insurance policies, promotional allowances, the allowance for doubtful accounts, and inventory reserves.  Management believes its current estimates are reasonable and based on the best information available at the time.

We are required to test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an impairment is indicated, we must measure the fair value of assets to determine if and when adjustments are to be recorded.

Subsequent events

  On November 10, 2010, we issued a press release announcing that our Board of Directors approved a cash dividend of $0.10 per share on common stock which was distributed on December 20, 2010 to shareholders of record on November 23, 2010.

Concentrations of credit risk

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The carrying amount of cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate fair market value due to the short maturity of these instruments. We maintain cash balances at financial institutions, which may at times exceed the amounts insured by the Federal Deposit Insurance Corporation of (currently $250 per institution through December 31, 2013). However, management does not believe there is significant credit risk associated with these financial institutions. The provision for doubtful accounts receivable is based on historical trends and current collectibility risk. We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. Sales to Wal-Mart® comprised 10.1% of revenues in fiscal year 2010 and 9.4% of accounts receivable was due from Wal-Mart® at October 29, 2010. Sales to Wal-Mart® comprised 11.4% of revenues in fiscal year 2009 and 13.3% of accounts receivable was due from Wal-Mart® at October 30, 2009.

Business segments

Our Company and its subsidiaries operate in two business segments - the processing and distribution of frozen foods, and the processing and distribution of refrigerated and snack food products.  See Note 7 to the financial statements for further information.

Fiscal year

We maintain our accounting records on a 52-53 week fiscal basis. Fiscal years 2010 and 2009 included 52 weeks.

Reclassification

The Company has changed the presentation of the Consolidated Statements of Operations to present a gross margin line item.  As a result, depreciation previously presented separately is now part of cost of products sold and selling, general and administrative expenses.  Prior year amounts have been reclassified to give effect to this presentation.

Revenues

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through a Company owned direct store delivery system. These delivery costs, $5,315 and $5,248 for 2010 and 2009, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements.  The Company also uses independent distributors to deliver products in remote geographic areas of the country.   Revenues are recognized upon shipment to the distributor, net of return allowances.  Historically, returns from distributors have been minimal.  The distributor pays for these products in full, typically within 15 days, and such payment is not contingent upon payment from the large chain stores.  As a convenience to certain large chain stores, we bill these customers on behalf of the distributor.

We record promotional and returns allowances based on recent and historical trends.  Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product terms.  Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates.  Promotional allowances deducted from sales for fiscal years 2010 and 2009 were $7,629 and $7,147, respectively.

Advertising expenses

Advertising and other promotional expenses are recorded as selling, general and administrative expenses.  Advertising expenses for fiscal years 2010 and 2009 were $3,530 and $3,602, respectively.

Cash and cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills. We had cash and cash equivalents of $15,686 at October 29, 2010 and $13,911 at October 30, 2009.

Investments

 We routinely classify certain equity securities as available for sale and measure them at market value (fair value).  All equity securities were sold in October 2009. Changes in unrealized gains or losses are recorded in other comprehensive income as a component of shareholders' equity. We did not hold any equity securities in fiscal 2010.

Fair value measurements:

We classify levels of inputs to measure the fair value of financial assets:

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

Financial assets carried at fair value as of October 29, 2010 are classified below:

2010	Level 1	Level 2	Level 3	Total
Money market funds	$6,042	$—	$—	$6,042
Total	$6,042	$—	$—	$6,042

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

Life insurance policies

We record the cash surrender value or contract value for life insurance policies as an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period.

Income taxes

Deferred taxes are provided for items whose financial and tax bases differ. A valuation allowance is provided against deferred tax assets when it is expected that it is more likely than not that the related asset will not be fully realized. During the fourth quarter of fiscal 2008, management recorded a full valuation allowance with respect to its deferred tax assets.  The determination as to whether or not a deferred tax asset can be fully realized is subject to a significant degree of judgment, based at least partially upon a projection of future taxable income, which takes into consideration past and future trends in profitability, customer demand, supply costs, and multiple other factors, none of which are predictable.  The Company's policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  Due to the degree of judgment involved, actual taxable income could differ materially from management's estimates, or the timing of taxable income could be such that the net operating losses could expire prior to their utilization.  Management could determine in the future that the deferred tax assets are realizable, materially increasing net income in one or many periods. Following recognition, management could again change its determination in the future, materially decreasing income.

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

Recently issued accounting pronouncements and regulations

In December 2008, the FASB issued additional guidance on an employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. We adopted this interpretation in fiscal 2010. The adoption of this interpretation increased disclosures in the financial statements related to the assets of our defined benefit pension plan.

NOTE 2- Composition of Certain Financial Statement Captions:

	2010	2009
Inventories:
Meat, ingredients and supplies	$3,155	$4,488
Work in process	1,192	1,647
Finished goods	11,960	9,460
	$16,307	$15,595
Property, plant and equipment:
Land	$1,807	$1,807
Buildings and improvements	13,558	13,476
Machinery and equipment	41,821	41,412
Asset impairment	(233)	(176)
Transportation equipment	6,516	6,931
Construction in process	430	212
	63,899	63,662
Accumulated depreciation	(56,007)	(55,362)
	$7,892	$8,300

Other non-current assets:
Cash surrender value benefits	$11,134	$10,576
Intangible asset	10	10
	$11,144	$10,586
Accrued payroll, advertising and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$3,603	$3,596
Accrued advertising and broker commissions	1,182	1,012
Property taxes	322	372
Others	425	340
	$5,532	$5,320

Current portion of non-current liabilities:
Incentive compensation	$1,023	$661
Defined benefit retirement plan	1,175	2,394
Other accrued retirement plans	500	544
Post retirement healthcare	57	68
	$2,755	$3,667

Non-current liabilities:
Incentive compensation	$1,424	$1,224
Defined benefit retirement plan	6,878	7,647
Other accrued retirement plans	3,482	3,394
Post retirement healthcare	888	997
	$12,672	$13,262

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

Net pension cost consisted of the following:

	Years Ended
	2010	2009
Service cost	$125	$102
Interest cost	1,959	2,023
Expected return on plan assets	(1,995)	(1,702)
Amortization of unrecognized loss	428	89
Amortization of unrecognized prior service costs	1	1
Net pension cost	$518	$513

Net pension costs and benefit obligations are determined using assumptions as of the beginning of each fiscal year. Weighted average assumptions for each fiscal year are as follows:

	2010	2009
Discount rate	5.45%	5.75%
Rate of increase in salary levels	N/A	N/A
Expected return on plan assets	8.00%	8.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	2010	2009
Change in benefit obligations:
Benefit obligations - beginning of year	$35,042	$25,819
Service cost	125	102
Interest cost	1,959	2,023
Actuarial loss	1,171	8,062
Benefits paid	(1,007)	(964)
Benefit obligations - end of year	37,290	35,042
Change in plan assets:
Fair value of plan assets - beginning of year	25,001	21,548
Employer contributions	1,943	989
Actual return on plan assets	3,300	3,428
Benefits paid	(1,007)	(964)
Fair value of plan assets - end of year	29,237	25,001
Funded status of the plans	(8,053)	(10,041)
Unrecognized prior service costs	7	7
Unrecognized net actuarial loss	9,641	10,202
Net amount recognized	$1,595	$168

Current accounting principles require that an internal rate of return analysis be included in the discount rate selection process.  The discount rates were based on Citigroup Pension Liability Index as of October 29, 2010 and October 30, 2009, respectively.

Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted-average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. Our expected employer contribution to the plan in fiscal year 2011 is $1,175.

The actual and target allocation for plan assets are as follows:

Asset Class	2010	Target Asset Allocation	2009	Target Asset Allocation
Large Cap Equities	37.4%	40.0%	32.7%	40.0%
Mid Cap Equities	0.0%	0.0%	6.7%	10.0%
Small Cap Equities	3.5%	5.0%	4.2%	5.0%
International (including Non-U.S. Fixed Income)	22.2%	25.0%	18.3%	20.0%
Fixed Income	27.3%	26.0%	30.0%	0.0%
Other (Government/Corporate, Bonds)	2.0%	2.0%	0.0%	25.0%
Cash	7.6%	2.0%	8.1%	0.0%
Total	100.0%	100.0%	100.0%	100.0%

The fair value of our pension plan assets and the Level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	Year Ended 2010
	Level 1	Level 2	Level 3	Total

Total plan assets	29,237			29,237

Expected payments for the pension benefits are as follows:

Fiscal Years	Pension Benefits
2011	$1,161
2012	$1,246
2013	$1,402
2014	$1,505
2015	$1,640
2016-2020	$9,888

Non-Qualified Supplemental Retirement Plan for Certain Key Employees

In fiscal year 1991, we adopted a non-qualified supplemental retirement plan for certain key employees. Benefits provided under the plan are equal to 60% of the employee’s final average earnings, less amounts provided by our defined benefit pension plan and amounts available through Social Security. Effective January 1, 1991 we adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. We contribute an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination or attainment of retirement age. No benefit expense was recorded under these plans for fiscal years 2010 and 2009. Benefits payable related to these plans and included in other non-current liabilities in the accompanying financial statements were $3,482 and $3,394 at October 29, 2010 and October 30, 2009, respectively. In connection with this arrangement we are the beneficiary of life insurance policies on the lives of certain key employees and retirees. The aggregate cash surrender value of these policies, included in non-current assets, was $11,134 and $10,576 at October 29, 2010 and October 30, 2009, respectively.

Expected payments for other postretirement benefits are as follows:

Fiscal Years	Other Postretirement Benefits
2011	$507
2012	$507
2013	$507
2014	$517
2015	$451
2016-2020	$1,146

Incentive Compensation Plan for Certain Key Executives

We provide an incentive compensation plan for certain key executives, which is based upon our pretax income. The payment of these amounts is generally deferred over three or five-year periods. The total amount payable related to this arrangement was $2,447 and $1,885 at October 29, 2010 and October 30, 2009, respectively. Future payments are approximately $1,023, $851, $445, $88 and $40 for fiscal years 2011 through 2015, respectively.

Postretirement Healthcare Benefits for Selected Executive Employees

We provide postretirement health care benefits for selected executive employees.   Net periodic postretirement healthcare cost is determined using assumptions as of the beginning of each fiscal year, except for the total actual benefit payments and the discount rate used to develop the net periodic postretirement benefit expense, which is determined at the end of the fiscal year.

Net periodic postretirement healthcare cost consisted of the following:

	Years Ended
	2010	2009
Service cost	$18	$11
Interest cost	82	62
Amortization of prior service cost	75	75
Amortization of actuarial loss	(20)	(23)
Net periodic postretirement healthcare cost	$155	$125

Weighted average assumptions for the fiscal years ended October 29, 2010 and October 30, 2009 are as follows:

	2010	2009
Discount rate	5.45%	5.75%
Medical trend rate next year	9.50%	8.50%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2020	2016

The table below shows the estimated effect of a 1% increase in healthcare cost trend rate on the following:

	2010	2009
Interest cost plus service cost	$8	$7
Accumulated postretirement healthcare obligation	$91	$106

The table below shows the estimated effect of a 1% decrease in healthcare cost trend rate on the following:

	2010	2009
Interest cost plus service cost	$(6)	$(6)
Accumulated postretirement healthcare obligation	$(76)	$(89)

The healthcare obligation and funded status of this plan as of the fiscal years ended are as follows:

	2010	2009
Change in accumulated postretirement healthcare obligation:
Healthcare obligations - beginning of year	$1,066	$806
Service cost	18	11
Interest cost	82	63
Actuarial loss (gain)	(201)	216
Benefits paid	(20)	(30)
Healthcare obligations - end of year	$945	$1,066
Funded status of the plans	945	1,066
Unrecognized prior service costs	(75)	(149)
Unrecognized net actuarial loss	265	84
Unrecognized amounts recorded in other comprehensive income	(190)	65
Postretirement healthcare liability	$945	$1,066

Expected payments for the postretirement benefits are as follows:

Fiscal Years	Postretirement Heathcare Benefits
2011	$57
2012	$57
2013	$55
2014 -2018	$371

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

During the fiscal year ended November 3, 2006, we implemented a qualified 401(K) retirement plan (the “Plan”) for our sales, administrative, supervisory and certain other employees. During fiscal years 2010 and 2009, we made total contributions to the Plan in the amounts of  $421 and $409, respectively.

NOTE 4- Income Taxes:

The provision for taxes on income includes the following:

	2010	2009
Current:
Federal	$749	$25
State	455	230
	1,204	255

Deferred:
Federal	—	—
State	—	—
	—	—
	$1,204	$255

The total tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	2010	2009
Provision for federal income taxes at the applicable statutory rate	$1,878	$2,394
Increase in provision resulting from state income taxes, net of federal income tax benefit	65	521
Research & development tax credit	(4)	(16)
Non-taxable life insurance gain	(190)	(110)
Change in valuation allowance	(595)	(2,551)
Other, net	50	17
	$1,204	$255

  Deferred income taxes result from differences in the bases of assets and liabilities for tax and accounting purposes.

	2010	2009
Receivables allowance	$34	$161
Returns allowance	217	189
Inventory packaging reserve	61	26
Inventory capitalization	333	236
Incentive compensation	275	39
State taxes	143	78
Employee benefits	1,371	1,045
Other	44	78
Valuation allowance	(2,478)	(1,852)
Current tax assets, net	$—	$—

State Taxes	$280	—
Incentive compensation	609	$489
Pension and health care benefits	4,705	4,598
Depreciation	(210)	47
Net operating loss carry-forward and credits	187	1,458
Valuation allowance	(5,571)	(6,592)
Non-current tax assets, net	$—	$—

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

Management reevaluated the need for a full valuation allowance at the end of 2010.  Management evaluated both positive and negative evidence.  Although operating results improved significantly compared to the 2008 fiscal year, the weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of the Company's deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance remained against the net deferred tax assets as of October 29, 2010. However, management will continue to periodically reevaluate the necessity of such valuation allowance and, to the extent that conditions change in a manner that would make it more likely than not that the Company can realize its deferred tax assets, some or all of such valuation allowance could be reversed in future periods.

 As of October 29, 2010, the Company had federal and state net operating loss carryforwards of approximately $0 and $2,219 respectively.  These loss carryforwards will expire at various dates from 2012 through 2028.

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

As of October 29, 2010, we have provided a liability of $95 for unrecognized tax benefits related to various federal and state income tax matters. This entire amount would reduce our effective income tax rate if the asset is recognized in future reporting periods.  We have not identified any new unrecognized tax benefits.

As of October 30, 2009, we have provided a liability of $103 for unrecognized tax benefits related to various federal and state income tax matters.  This entire amount would reduce our effective income tax rate if the asset is recognized in future reporting periods.  We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2010	2009
Balance at beginning of year	$103	$97
Additions based on tax positions related to the current year	15	5
Additions for tax positions of prior years	14	1
Reductions for tax positions of prior years	(2)	---
Settlements	(35)	---

Balance at end of year	$95	$103

We recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of October 29, 2010, we had approximately $1 in accrued interest and penalties which is included as a component of the $95 unrecognized tax benefit noted above.

During the year ended October 29, 2010,  the Internal Revenue Service settled its audit of our U.S. federal income tax returns for fiscal years ended November 1, 2002, October 31, 2003, November 3, 2006 and November 2, 2007. This settlement resulted in the reversal of $35 of unrecognized tax benefits associated with R&D credits we reported, which increased our tax expense by $5.  Our federal income tax returns are open to audit under the statute of limitations for fiscal years 2008 and 2009.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 30, 2006 through 2009.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 5- Line of Credit:

Under the terms of a revolving line of credit with Bank of America, we may borrow up to $2,000 through April 30, 2011. The interest rate is at the bank’s reference rate unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain certain levels of shareholders’ equity and working capital. We are currently in compliance with all provisions of the agreement.  There were no borrowings under this line of credit during the years ended October 29, 2010 or October 30, 2009.

NOTE 6- Contingencies and Commitments:

We lease certain transportation under operating leases through fiscal year 2011. The terms of the transportation leases provide for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. The Company also leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements.  Minimum rental payments were $382 in fiscal year 2010 and $425 in fiscal year 2009. Contingent payments were approximately $124 in fiscal year 2010 and $56 in fiscal year 2009. Future minimum lease payments are approximately $382 in fiscal year 2011.

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

The following segment information is for the years ended October 29, 2010 and October 30, 2009:

2010	Frozen Food Products	Refrigerated and Snack Food Products	Other		Elimination		Totals
Sales	$54,015	$63,640	$		$	---	$117,655
Intersegment sales	---	1,228				(1,228)	---
Net sales	54,015	64,868				(1,228)	117,655
Cost of products sold	31,682	40,109				(1,228)	70,563
Gross margin	22,333	24,759					47,092
Selling, general and administrative expenses	16,769	24,666		134			41,569
Income (loss) before taxes	5,564	93		(134)		---	5,523
Provision for income taxes	1,205	(1)		---		---	1,204
Net income (loss)	$4,359	$94		$(134)		---	$4,319

Total assets	$11,668	$20,937		$27,918	$	---	$60,523
Additions to property, plant and equipment	$805	$954		$10	$	---	$1,769

2009	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$54,740	$67,925	$—	$—	$122,665
Intersegment sales	—	902		(902)	—
Net sales	54,740	68,827		(902)	122,665
Cost of products sold	31,736	42,238		(902)	73,072
Gross margin	23,004	26,589			49,593
Selling, general and administrative expenses	16,774	25,607	170		42,551
Income (loss) before taxes	6,230	982	(170)	—	7,042
Provision for income taxes	224	31	—	—	255
Net income (loss)	$6,006	$951	$(170)	—	$6,787

Total assets	$11,416	$22,520	$24,963	$—	$58,899
Additions to property, plant and equipment	$730	$283	$290	$—	$1,303

NOTE 8- Unaudited Interim Financial Information

Not applicable to smaller reporting company.