Form 10-Q
period 2011-01-21
BRIDGFORD FOODS CORP
filed 2011-03-07
CIK 14177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 21, 2011

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
Yes [ ] No [ X ]

As of February 17, 2011 the registrant had 9,318,112 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Part I. Financial Information

Item 1. Financial Statements	Page

a. Condensed Consolidated Balance Sheets at January 21, 2011 (unaudited) and October 29, 2010	3

b. Condensed Consolidated Statements of Operations for the twelve weeks ended January 21, 2011 and January 22, 2010 (unaudited)	4

c. Condensed Consolidated Statements of Cash Flows for the twelve weeks ended January 21, 2011 and January 22, 2010 (unaudited)	5

d. Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	17

Part II. Other Information

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6. Exhibits	18

Signatures	19

Items 1, 3 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

Part I.  Financial Information
Item 1. a.
BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
ASSETS	January 21, 2011	October 29, 2010
	(Unaudited)
Current assets:

Cash and cash equivalents	$11,869	$15,686
Accounts receivable, less allowance for doubtful accounts of $210 and $80, respectively, and promotional allowances of $2,427
and $1,932, respectively	9,372	7,609
Inventories, less inventory reserves of $164 and $166, respectively (Note 2)	15,993	16,307
Prepaid expenses and other current assets	2,552	1,885

Total current assets	39,786	41,487

Property, plant and equipment, less accumulated depreciation of $56,300
and $56,007, respectively	7,914	7,892
Other non-current assets	11,541	11,144
Total Assets	$59,241	$60,523

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$3,428	$3,364
Accrued payroll, advertising and other expenses	7,449	8,287

Total current liabilities	10,877	11,651

Non-current liabilities	11,994	12,672

Total liabilities	22,871	24,323

Commitments and Contingencies (Note 3)
Shareholders' equity:
Preferred stock, without par value
Authorized - 1,000 shares
Issued and outstanding - none

Common stock, $1.00 par value
Authorized - 20,000 shares
Issued and outstanding – 9,322 and 9,328 shares, respectively	9,379	9,385
Capital in excess of par value	10,338	10,396
Retained earnings	24,705	24,471
Accumulated other comprehensive loss	(8,052)	(8,052)
Shareholders' Equity	36,370	36,200
Liabilities and Shareholders' Equity	$59,241	$60,523

See accompanying notes to condensed consolidated financial statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	12 Weeks ended
	January 21, 2011	January 22, 2010

Net sales	$28,809	$29,248
Cost of products sold	19,000	17,077

Gross margin	9,809	12,171

Selling, general and administrative expenses	9,040	10,411

Income before taxes	769	1,760
Income tax (benefit) provision	(397)	350

Net income	$1,166	$1,410

Net income per share	$0.13	$0.15

Weighted average common shares	9,324	9,344

Cash dividends paid per share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Item 1. c.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	12 weeks ended
	January 21, 2011	January 22, 2010
Cash flows from operating activities:

Net income	$1,166	$1,410

Income or charges not affecting cash and cash equivalents:
Depreciation	456	559
Losses (recoveries) on accounts receivable	129	(31)
Gain on sale of property, plant and equipment	(12)	(3)
Effect on cash and cash equivalents from changes in operating assets and liabilities:
Accounts receivable	(1,892)	1,133
Inventories	314	1,122
Prepaid expenses and other current assets	(667)	180
Other non-current assets	(397)	(145)
Accounts payable	64	(1,034)
Accrued payroll, advertising and other expenses	(838)	(386)
Non-current liabilities	(678)	(175)

Net cash (used in) provided by operating activities	(2,355)	2,630

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	12	3
Additions to property, plant and equipment	(478)	(401)

Net cash used in investing activities	(466)	(398)

Cash used in financing activities:
Shares repurchased	(64)	(145)
Cash dividends paid	(932)	(933)

Net cash used in financing activities	(996)	(1,078)

Net (decrease) increase in cash and cash equivalents	(3,817)	1,154

Cash and cash equivalents at beginning of period	15,686	13,911

Cash and cash equivalents at end of period	$11,869	$15,065

Cash paid for income taxes	$51	268

See accompanying notes to condensed consolidated financial statements.

Item 1. d.
BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve weeks ended January 21, 2011 and January 22, 2010 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2010 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  New accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

The October 29, 2010 balance sheet within these interim condensed consolidated financial statements was derived from the audited fiscal 2010 financial statements.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses.  The carrying amount of these instruments approximate fair market value due to the short maturity of these instruments.  At January 21, 2011, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company issues credit to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

For the twelve weeks ended January 21, 2011, no customer accounted for more than 10% of consolidated revenues.  For the twelve weeks ended January 22, 2010, Wal-Mart® accounted for 12.6% of consolidated revenues and 19.2% of consolidated accounts receivable.

On November 10, 2010, Bridgford Foods Corporation issued a press release announcing that its Board of Directors had approved a one-time cash dividend of $0.10 per share of common stock which was distributed on December 20, 2010 to shareholders of record on November 23, 2010.

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited)
	January 21, 2011	October 29, 2010
Meat, ingredients
and supplies	$4,619	$3,155
Work in progress	883	1,192
Finished goods	10,491	11,960
	$15,993	$16,307

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

Note 3 - Commitments and Contingencies:

The Company leases certain transportation equipment under operating leases.  The terms of the transportation leases provide for renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index.  The Company also leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements.  No material changes have been made to these agreements during the first twelve weeks of fiscal 2011.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at January 21, 2011.

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

The following segment information is presented for the twelve weeks ended January 21, 2011 and January 22, 2010.

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
January 21, 2011	Products	Products	Other	Elimination	Totals
Sales to external customers	$13,997	$14,812	$-	$-	$28,809
Intersegment sales	-	218	-	218	-
Net sales	13,997	15,030	-	218	28,809
Cost of products sold	8,166	11,052	-	218	19,000
Gross margin	5,831	3,978	-	-	9,809
Selling, general and administrative expenses	3,885	5,179	(24)	-	9,040
Income (loss) before taxes	1,946	(1,201)	24	-	769
Income tax (benefit) provision	(1,009)	612	-	-	(397)
Net income (loss)	$2,955	$(1,813)	$24	$-	$1,166

Total assets	$11,627	$22,218	$25,396	$-	$59,241
Additions to property, plant and equipment	$94	$384	$-	$-	$478

		Refrigerated
		and
Twelve Weeks Ended	Frozen Food	Snack Food
January 22, 2010	Products	Products	Other	Elimination	Totals
Sales to external customers	$12,227	$17,021	$-	$-	$29,248
Intersegment sales	-	248	-	248	-
Net sales	12,227	17,269	-	248	29,248
Cost of products sold	7,584	9,741	-	248	17,077
Gross margin	4,643	7,528	-	-	12,171
Selling, general and administrative expenses	3,728	6,644	39	-	10,411
Income (loss) before taxes	915	884	(39)	-	1,760
Income tax provision	179	171	-	-	350
Net income (loss)	$736	$713	$(39)	$-	$1,410

Total assets	$10,160	$21,420	$26,056	$-	$57,636
Additions to property, plant and equipment	$130	$283	$(12)	$-	$401

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2011 fiscal year to be different from the federal statutory rate due to the state tax minimum liability, a net operating loss carryback and a R&D tax credit.

Effective tax rate and provision (benefit)%		$
Estimated state tax minimum payments	27.3%	$210
Estimated refund from NOL carryback	-76.4%	(588)
R&D tax credit	-2.5%	(19)
Total effective tax rate and tax benefit	-51.6%	$(397)

We recorded a benefit for income taxes in the amount of $397 for the twelve week period ended January 21, 2011, related to federal and state taxes, based on the Company’s expected annual effective tax rate.  On December 17, 2010, during the Company’s first quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization  and Job Creation Act of 2010 was signed into law and extended bonus depreciation on purchases of qualified business property through December 2011.  Management expects that the election of 100% bonus depreciation, the Company’s estimated taxable loss for fiscal 2011 will create a NOL carryback to allow the Company to recover income taxes paid during fiscal 2010.

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences.  Management reevaluated the need for a full valuation allowance at January 21, 2011 based on both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of its deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance remained against the net deferred tax assets as of January 21, 2011. Management will continue to periodically reevaluate the valuation allowance and, to the extent that conditions change, some or all of such valuation allowance could be reversed in future periods.  The Company has established objective criteria that must be met before a release of the valuation allowance will occur.

During the year ended October 29, 2010, the Internal Revenue Service settled its audit of our U.S. federal income tax returns for fiscal years ended November 1, 2002, October 31, 2003, November 3, 2006 and November 2, 2007. This settlement resulted in the reversal of $35 of unrecognized tax benefits associated with R&D credits we reported, which increased our tax expense by $5.  Our federal income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2008 through October 29, 2010.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 30, 2006 through October 29, 2010.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”).  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Quarterly Report on Form 10-Q.  Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended October 29, 2010.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial.  The provision for doubtful accounts receivable is based on historical trends and current collection risk.  We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss. For the twelve weeks ended January 21, 2011, no customer accounted for more than 10% of consolidated revenues.  For the twelve weeks ended January 22, 2010, Wal-Mart® accounted for 12.6% of consolidated revenues and 19.2% of consolidated accounts receivable.

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

Deferred taxes are provided for items whose financial and tax bases differ.  A valuation allowance is provided against deferred tax assets when it is expected that it is more likely than not that the related asset will not be fully realized.  During the fourth quarter of fiscal 2008, management recorded a full valuation allowance with respect to its deferred tax assets.  The determination as to whether or not a deferred tax asset can be fully realized is subject to a significant degree of judgment, based at least partially upon a projection of future taxable income, which takes into consideration past and future trends in profitability, customer demand, supply costs, and multiple other factors, none of which are predictable.  The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  Due to the degree of judgment involved, actual taxable income could differ materially from management’s estimates, or the timing of taxable income could be such that the net operating losses could expire prior to their utilization.  Management could determine in the future that the assets are realizable, materially increasing net income in one or many periods. Following recognition, management could again change its determination in the future, materially decreasing income.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), was signed into law.  The PPACA contains provisions which may impact the Company’s accounting of other postemployment benefit (“OPEB”) obligations in future periods.  Regulatory guidance for implementation of some of the provisions of the PPACA has not yet been established.  Requirements of the law include the removal of the lifetime limits on retiree medical coverage, expanding dependent coverage to age 26 and elimination of pre-existing conditions that may impact OPEB costs.  We will continue to assess the accounting implications of the PPACA and its impact on our financial position and results of operation as more legislative and interpretive guidance becomes available.  The potential future effects and cost of complying with the provisions of the PPACA are not determinable at this time.

Overview of Reporting Segments

We operate in two business segments – the processing and distribution of frozen products (the Frozen Food Products Segment), and the processing and distribution of refrigerated and snack food products, (the Refrigerated and Snack Food Products Segment).  For information regarding the separate financial performance of the business segments refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  We manufacture and distribute products consisting of an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky and a variety of sandwiches and sliced luncheon meats.  We purchase products for resale including a variety of cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products.

Frozen Food Products Segment

In our Frozen Food Products Segment, we manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items and sandwiches.  All items within this Segment are considered similar products and have been aggregated at this level.  Our frozen food division serves both food service and retail customers.  Approximately 150 unique frozen food products are sold through wholesalers, cooperatives and distributors to approximately 21,000 retail outlets and 22,000 restaurants and institutions.

Refrigerated and Snack Food Products Segment

In our Refrigerated and Snack Food Products Segment, we distribute both products manufactured by us and products manufactured or processed by third parties.   All items within this Segment are considered similar products and have been aggregated at this level.  The dry sausage division includes products such as jerky, meat snacks, sausage and pepperoni products.  The deli division includes products such as ham, sandwiches, cheese, Mexican food, pastries and other delicatessen type food products.  Our Refrigerated and Snack Food Products Segment sells approximately 220 different items through a direct store delivery network serving approximately 28,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.  These customers are comprised of large retail chains and smaller “independent” operators.  Independent distributors serve approximately 2,300 customers of all types in areas impractical to serve by our Company-owned vehicles and personnel.

Results of Operations for the Twelve Weeks ended January 21, 2011 and Twelve Weeks ended January 22, 2010
(in thousands, except percentages)

Net Sales-Consolidated

Net sales decreased by $439 (1.5%) to $28,809 in the first twelve weeks of the 2011 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	2.7%	$865
Unit sales volume in pounds	-6.2%	(2,011)
Promotional activity	1.8%	642
Returns activity	0.2%	65
Decrease in net sales	-1.5%	$(439)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales, increased by $1,770 (14.5%) to $13,997 in the first twelve weeks of the 2011 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	5.7%	$800
Unit sales volume in pounds	3.6%	506
Promotional activity	5.1%	455
Returns activity	0.1%	9
Increase in net sales	14.5%	$1,770

The increase in selling price per pound over the prior year period was due to favorable product mix changes. Increased unit volume and lower promotional activity compared to the same twelve week period in fiscal year 2010 also contributed to the sales increase.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, decreased by $2,209 (13.0%) to $14,812 in the first twelve weeks of the 2011 fiscal year compared to the same twelve-week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food	%	$
Selling price per pound	0.4%	$65
Unit sales volume in pounds	-13.6%	(2,517)
Promotional activity	0.7%	187
Returns activity	-0.5%	56
Decrease in net sales	-13.0%	$(2,209)

Unit sales volume in pounds declined 13.6% compared to the prior year period as a result of lower holiday season demand during the twelve weeks ended January 21, 2011. Higher average selling prices per pound partially off-set the volume decline due to favorable product mix changes.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $1,923 (11.3%) to $19,000 in the first twelve weeks of the 2011 fiscal year compared to the same twelve-week period in fiscal 2010.  The gross margin decreased from 41.6% to 34.0% due to primarily to significantly higher commodity costs and lower unit volumes described in the segment analysis below.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment increased by $582 (7.7%) to $8,166 in the first twelve weeks of the 2011 fiscal year compared to the same twelve-week period in fiscal year 2010. The cost of products sold increased primarily due to the 3.6% increase in sales volume.  In addition, the cost of purchased flour increased approximately $213 in the first twelve weeks of fiscal 2011 compared to the prior year period.  Despite the increase in flour costs, higher selling prices per pound as well as favorable product mix changes resulted in an increase in the gross margin percentage from 38.0% to 41.7% in the first twelve weeks of fiscal year 2011 compared to the same twelve week period in the prior fiscal year.

Cost of Products Sold-Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment increased by $1,311 (13.5%) to $11,052 in the first twelve weeks of the 2011 fiscal year compared to the same twelve-week period in fiscal year 2010.  The cost of significant meat commodities increased approximately $1,540 in the first twelve weeks of fiscal 2011 compared to the same period in the prior year.  In addition, the significant decrease in sales volume compared to the prior year increased unit overhead in the first twelve weeks of fiscal year 2011 further increasing unit costs and lowering overall margins. The gross margin earned in this segment decreased from 43.6% to 26.5% in the first twelve weeks of fiscal year 2011 due primarily to these factors and to a lesser extent as a result of sales mix changes.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses decreased by $1,371 (13.2%) to $9,040 in the first twelve weeks of fiscal year 2011 compared to the same twelve-week period in the prior fiscal year.  The decrease in this category for the twelve-week period ended January 21, 2011 did not directly correspond to the sales decrease.  The table below summarizes the significant expense increases and decreases included in this category:

	12 Weeks Ended		Expense/Gain
	January 21, 2011	January 22, 2010	Increase (Decrease)
Wages and bonus	$3,623	$4,235	$(612)
Fuel	1,106	1,374	(268)
Cash surrender value gain	(396)	(147)	(249)
Repairs & maintenance	591	816	(225)
Losses (recoveries) on accounts receivable	129	(31)	160
Depreciation	42	169	(127)
Workers’ compensation	197	322	(125)
Other SG&A combined	3,748	3,673	75
Total	$9,040	$10,411	$(1,371)

Headcount decreased during the first twelve weeks of the 2011 fiscal year compared to the same period in the prior year, which resulted in decreased wages and combined with lower profits, lower profit sharing accruals.  The decrease in fuel expense and repairs and maintenance were driven by a reduction in the Company-owned fleet compared to the prior year period.  The cash surrender value of life insurance policies increased primarily as a result of favorable trends in the market values of equities that support policy values.   The increase in the provision for accounts receivable was mainly the result of the bankruptcy of a customer.  The decline in depreciation is a result of a decline in the amount of overall capital spending when compared to the prior year and in recent years.  The Company’s workers’ compensation benefit expense was more favorable compared to unfavorable claim trends in the comparative twelve week period in fiscal 2010.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products Segment increased by $157 (4.2%) to $3,885 in the first twelve weeks of fiscal year 2011 compared to the same twelve week period in the prior fiscal year.   The increase in this category partially relates to the overall increase in sales volume. Favorable cost trends related to workers’ compensation and pension costs reduced SG&A costs as a percentage of sales.  Favorable trends in product mix towards lower distribution and promotional cost products also lowered SG&A costs as a percentage of sales in the first twelve weeks of fiscal year 2011.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

SG&A in the Refrigerated and Snack Food Products Segment decreased by $1,465 (22.0%) to $5,179 in the first twelve weeks of fiscal year 2011 compared to the same twelve-week period in the prior fiscal year.  The decrease in SG&A costs is primarily related to lower sales volume compared to the same twelve week period in the prior year.  The segment has completed an extensive restructuring and downsizing of its direct door delivery system lowering the cost of distribution of its products as a percentage of sales revenue.  Direct distribution costs related to sales commissions and base wages, fuel, vehicle repairs, depreciation  and workers’ compensation have been significantly reduced in the first twelve weeks of fiscal year 2011 as a result of this reorganization.

Income Taxes-Consolidated

The income tax expense for the twelve weeks ended January 21, 2011 and January 22, 2010 was as follows:

	January 21, 2011	January 22, 2010
Income tax (benefit) provision	$(397)	$350

Effective tax rate	-51.6%	19.9%

The Company expects its effective tax rate for the 2011 fiscal year to be different from the federal statutory rate due to the state tax minimum liability, a net operating loss carryback and a R&D tax credit.

Effective tax rate and provision (benefit)%		$
Estimated state tax minimum payments	27.3%	$210
Estimated refund from NOL carryback	-76.4%	(588)
R&D tax credit	-2.5%	(19)
Total effective tax rate and tax provision (benefit)	-51.6%	$(397)

We recorded a benefit for income taxes in the amount of $397 for the twelve week period ended January 21, 2011, related to federal and state taxes, based on the Company’s expected annual effective tax rate.  On December 17, 2010, during the Company’s first quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization  and Job Creation Act of 2010 was signed into law and extended bonus depreciation on purchases of qualified business property through December 2011.  Management expects that the election of 100% bonus depreciation, the Company’s estimated taxable loss for fiscal 2011 will create a NOL carryback to allow the Company to recover income taxes paid during fiscal 2010.

Net Income -Consolidated

The net income of $1,166 in the twelve weeks ended January 21, 2011 includes a non-taxable loss on life insurance policies in the amount of $396. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.

The net income of $1,410 in the twelve weeks ended January 22, 2010 includes a gain on life insurance policies in the amount of $147.  Taxable investment income decreased on a comparative basis due to lower short-term interest rates.

Cash flows from operating activities for the twelve weeks ended:

	January 21, 2011	January 22, 2010

Net income	$1,166	$1,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	456	559
Losses (provision) on accounts receivable	129	(31)
Gain on sale of property, plant and equipment	(12)	(3)
Changes in operating working capital	(4,094)	695
Net cash (used in) provided by operating activities	$(2,355)	$2,630

Significant changes in working capital for the twelve weeks ended:

January 21, 2011 ~~–~~ Sources of cash included a decrease in inventory of $314. Operating cash flows for the period ended January 21, 2011 were reduced by an increase in accounts receivable of $1,892, an increase in prepaid expenses and other current assets of $667, a decrease in non current liabilities of $678 and a decrease in accrued payroll, advertising and other expenses of $838.   During the twelve week period we funded $190 towards our defined benefit pension plan.

January 22, 2010- Sources of cash included reductions in accounts receivable of $1,133 and inventory of $1,122. Operating cash flows for the period ended January 22, 2010 were reduced by a decrease in accounts payable of $1,034 and a decrease in accrued payroll, advertising and other expense of $386.   During the twelve week period we funded $216 towards our defined benefit pension plan.

Cash used in investing activities for the twelve weeks ended:

	January 21, 2011	January 22, 2010
Proceeds from sale of property, plant and equipment	$12	$3
Additions to property, plant and equipment	(478)	(401)
Net cash used in investing activities	$(466)	$(398)

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

The table below highlights the additions to property, plant and equipment for the twelve weeks ended:

January 21, 2011
Increase in projects in process	$338
Delivery vehicles	29
Processing equipment	88
Temperature control	6
Packaging lines	17
Additions to property, plant and equipment	$478

Cash used in financing activities for the twelve weeks ended:

	January 21, 2011	January 22, 2010
Shares repurchased	$(64)	$(145)
Cash dividends paid	(932)	(933)
Net cash used in financing activities	$(996)	$(1,078)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of January 21, 2011, 365,817 shares were still authorized for repurchase under the program.  One-time cash dividends were paid  in the amounts of ten cents per share, during the first twelve weeks of the 2010 and 2011 fiscal years.

We remained free of interest bearing debt during the first twelve weeks of fiscal year 2011.  We have remained free of interest-bearing debt for twenty-four consecutive years. We maintain a line of credit with Wells Fargo Bank, N.A. that expires on December 15, 2012. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain tangible net worth of 1.25 to 1.0 and a Quick Ratio of 1.0 to 1.0 at each quarter end. We were in compliance with all loan covenants as of January 21, 2011.  There were no borrowings under this line of credit during the year.  Management believes that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for the balance of fiscal 2011.

Recent Accounting Pronouncements

None applicable during the first quarter of fiscal 2011.

Off-Balance Sheet Arrangements

We are not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting company.

Item 4.  Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation the principal executive officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report in their design and operation to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management and  recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

There have been no changes in our internal controls over financial reporting that occurred during our first quarter ended January 21, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended October 29, 2010, should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect our business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period covered by this report.

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended January 21, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 30, 2010 – November 26, 2010	5,084	$11.87	5,084	366,059
November 27, 2010 – December 24, 2010				366,059
December 25, 2010 – January 21, 2011	242	$12.00	242	365,817
Total	5,326	$11.87	5,326

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended January 21, 2011.

(2)
Repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of our management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of our common stock in compliance with the requirements of Rule 10b5-1 under the Exchange Act.  Commencing on October 14, 2009 and continuing through and including October 13, 2010, CGM shall act as our exclusive agent to purchase shares of our common stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act or in privately-negotiated transactions.  As of January 21, 2011, the total maximum number of shares that may be purchased under the Purchase Plan is 365,817 at a purchase price not to exceed $12.00 per share at a total maximum aggregate price (exclusive of commission) of $4,389,804.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: March 7, 2011	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)