Form 10-Q
period 2011-04-15
BRIDGFORD FOODS CORP
filed 2011-05-27
CIK 14177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 15, 2011

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
Yes [ ] No [ X ]

As of May 25, 2011 the registrant had 9,296,362 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Part I. Financial Information

Item 1. Financial Statements	Page

a. Condensed Consolidated Balance Sheets at April 15, 2011 (unaudited) and October 29, 2010	3

b. Condensed Consolidated Statements of Operations for the twelve and twenty-four weeks ended April 15, 2011 and April 16, 2010 (unaudited)	4

c. Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended April 15, 2011 and April 16, 2010 (unaudited)	5

d. Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	21

Part II. Other Information

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	23

Signatures	24

Items 1, 3 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

Part I.  Financial Information
Item 1. a.
BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

ASSETS	April 15, 2011	October 29, 2010
	(Unaudited)
Current assets:

Cash and cash equivalents	$10,644	$15,686
Accounts receivable, less allowance for doubtful accounts of $57 and $80, respectively, and promotional allowances of $1,725
and $1,932, respectively	8,880	7,609
Inventories, less inventory reserves of $161 and $166, respectively (Note 2)	18,278	16,307
Prepaid expenses and other current assets	2,594	1,885

Total current assets	40,396	41,487

Property, plant and equipment, less accumulated depreciation of $56,489
and $56,007, respectively	7,619	7,892
Other non-current assets	11,715	11,144
Total assets	$59,730	$60,523

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$3,819	$3,364
Accrued payroll, advertising and other expenses	7,778	8,287

Total current liabilities	11,597	11,651

Non-current liabilities	12,073	12,672

Total liabilities	23,670	24,323

Commitments and contingencies (Note 3)
Shareholders' equity:
Preferred stock, without par value
Authorized - 1,000 shares
Issued and outstanding - none
Common stock, $1.00 par value
Authorized - 20,000 shares
Issued and outstanding – 9,308 and 9,328 shares, respectively	9,365	9,385
Capital in excess of par value	10,187	10,396
Retained earnings	24,560	24,471
Accumulated other comprehensive loss	(8,052)	(8,052)
Shareholders' equity	36,060	36,200
Liabilities and shareholders' equity	$59,730	$60,523

See accompanying notes to condensed consolidated financial statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	12 weeks ended		24 weeks ended
	April 15, 2011	April 16, 2010	April 15, 2011	April 16, 2010

Net sales	$25,178	$26,831	$53,987	$56,079
Cost of products sold	16,720	15,063	35,720	32,140

Gross margin	8,458	11,768	18,267	23,939

Selling, general and administrative expenses	8,602	9,513	17,642	19,924

(Loss) income before taxes	(144)	2,255	625	4,015
Income tax (benefit) provision	--	350	(397)	700

Net (loss) income	$(144)	$1,905	$1,022	$3,315

Net (loss) income per share	$(0.02)	$0.20	$0.11	$0.35

Weighted average common shares	9,316	9,334	9,320	9,339

Cash dividends paid per share	$--	$--	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Item 1. c.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	24 weeks ended
	April 15, 2011	April 16, 2010
Cash flows from operating activities:

Net income	$1,022	$3,315

Income or charges not affecting cash and cash equivalents:
Depreciation	929	1,123
Losses (recoveries) on accounts receivable	77	(92)
Gain on sale of property, plant and equipment	(35)	(11)
Effect on cash and cash equivalents from changes in operating assets and liabilities:
Accounts receivable	(1,348)	1,621
Inventories	(1,971)	1,625
Prepaid expenses and other current assets	(709)	(257)
Other non-current assets	(571)	(415)
Accounts payable	455	(1,339)
Accrued payroll, advertising and other expenses	(509)	(961)
Non-current liabilities	(599)	261

Net cash (used in) provided by operating activities	(3,259)	4,870

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	35	11
Additions to property, plant and equipment	(657)	(651)

Net cash used in investing activities	(622)	(640)

Cash used in financing activities:
Shares repurchased	(229)	(253)
Cash dividends paid	(932)	(933)

Net cash used in financing activities	(1,161)	(1,186)

Net (decrease) increase in cash and cash equivalents	(5,042)	3,044

Cash and cash equivalents at beginning of period	15,686	13,911

Cash and cash equivalents at end of period	$10,644	$16,955

Cash paid for income taxes	$91	$1,113

See accompanying notes to condensed consolidated financial statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve and twenty-four weeks ended April 15, 2011 and April 16, 2010 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2010 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  New accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

The October 29, 2010 balance sheet within these interim condensed consolidated financial statements was derived from the audited fiscal 2010 financial statements.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results may vary from these estimates.  Some of the estimates needed to be made by management include the allowance for doubtful accounts, promotional and returns allowances, inventory reserves, the estimated useful lives of property and equipment, and the valuation allowance for the Company’s deferred tax assets. Actual results could materially differ from these estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates.

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses.  The carrying amount of these instruments approximate fair market value due to the short maturity of these instruments.  At April 15, 2011, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company issues credit to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

For the twenty-four weeks ended April 15, 2011, Dollar General® accounted for 8.5% of consolidated revenues and 25.4% of consolidated accounts receivable.  For the twenty-four weeks ended April 16, 2010, Wal-Mart® accounted for 11.8% of consolidated revenues and 15.8% of consolidated accounts receivable.

On November 10, 2010, Bridgford Foods Corporation issued a press release announcing that its Board of Directors had approved a one-time cash dividend of $0.10 per share of common stock which was distributed on December 20, 2010 to shareholders of record on November 23, 2010.

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited)
	April 15, 2011	October 29, 2010
Meat, ingredients
and supplies	$6,654	$3,155
Work in progress	1,312	1,192
Finished goods	10,312	11,960
	$18,278	$16,307

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

Note 3 - Commitments and Contingencies:

The Company leases certain transportation equipment under operating leases.  The terms of the transportation leases provide for renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index.  The Company also leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements.  No material changes have been made to these agreements during the first twenty-four weeks of fiscal 2011.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at April 15, 2011.

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

The following segment information is presented for the twelve and twenty-four weeks ended April 15, 2011 and April 16, 2010.

Twelve Weeks Ended	Frozen Food	Refrigerated and Snack Food
April 15, 2011	Products	Products	Other	Elimination	Totals
Sales to external customers	$12,388	$12,790	$-	$-	$25,178
Intersegment sales	-	295	-	(295)	-
Net sales	12,388	13,085	-	(295)	25,178
Cost of products sold	7,923	9,092	-	(295)	16,720
Gross margin	4,465	3,993	-	-	8,458
Selling, general and administrative expenses	3,842	4,752	8	-	8,602
Income (loss) before taxes	623	(759)	(8)	-	(144)

Total assets	$11,319	$23,912	$24,499	$-	$59,730
Additions to property, plant and equipment	$46	$(25)	$158	$-	$179

Twelve Weeks Ended	Frozen Food	Refrigerated and Snack Food
April 16, 2010	Products	Products	Other	Elimination	Totals
Sales to external customers	$13,385	$13,446	$-	$-	$26,831
Intersegment sales	-	289	-	(289)	-
Net sales	13,385	13,735	-	(289)	26,831
Cost of products sold	7,575	7,777	-	(289)	15,063
Gross margin	5,810	5,958	-	-	11,768
Selling, general and administrative expenses	4,027	5,448	38	-	9,513
Income (loss) before taxes	1,783	510	(38)	-	2,255

Total assets	$10,781	$19,770	$28,439	$-	$58,990
Additions to property, plant and equipment	$112	$112	$27	$-	$251

Twenty-four Weeks Ended	Frozen Food	Refrigerated and Snack Food
April 15, 2011	Products	Products	Other	Elimination	Totals
Sales to external customers	$26,385	$27,602	$-	$-	$53,987
Intersegment sales	-	513	-	(513)	-
Net sales	26,385	28,115	-	(513)	53,987
Cost of products sold	16,089	20,144	-	(513)	35,720
Gross margin	10,296	7,971	-	-	18,267
Selling, general and administrative expenses	7,727	9,931	(16)	-	17,642
Income (loss) before taxes	2,569	(1,960)	16	-	625

Total assets	$11,319	$23,912	$24,499	$-	$59,730
Additions to property, plant and equipment	$140	$359	$158	$-	$657

Twenty-four Weeks Ended	Frozen Food	Refrigerated and Snack Food
April 16, 2010	Products	Products	Other	Elimination	Totals
Sales to external customers	$25,612	$30,467	$-	$-	$56,079
Intersegment sales	-	537	-	(537)	-
Net sales	25,612	31,004	-	(537)	56,079
Cost of products sold	15,159	17,518	-	(537)	32,140
Gross margin	10,453	13,486	-	-	23,939
Selling, general and administrative expenses	7,755	12,092	77	-	19,924
Income (loss) before taxes	2,698	1,394	(77)	-	4,015

Total assets	$10,781	$19,770	$28,439	$-	$58,990
Additions to property, plant and equipment	$242	$395	$15	$-	$652

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2011 fiscal year to be different from the federal statutory rate due to the state tax minimum liability, a net operating loss carryback and a R&D tax credit.

Effective tax rate and benefit	%	$
Estimated state tax minimum payments	33.7	210
Estimated refund from NOL carryback	-94.3	(588)
R&D tax credit	-3.0	(19)
Total effective tax rate and tax benefit	-63.6	(397)

We recorded a benefit for income taxes in the amount of $397 for the twenty-four week period ended April 15, 2011, related to federal and state taxes, based on the Company’s expected annual effective tax rate.  On December 17, 2010, during the Company’s first quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was signed into law and extended bonus depreciation on purchases of qualified business property through December 2011.  Management expects that the election of 100% bonus depreciation and the Company’s estimated taxable loss for fiscal 2011 will create a NOL carryback to allow the recovery of income taxes paid during fiscal 2010.

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences.  Management reevaluated the need for a full valuation allowance at April 15, 2011 based on both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of its deferred tax assets does not meet the more likely than not standard.  As a result of this evaluation, a full valuation allowance remained against the net deferred tax assets as of April 15, 2011. Management will continue to periodically reevaluate the valuation allowance and, to the extent that conditions change, some or all of such valuation allowance could be reversed in future periods.  The Company has established objective criteria that must be met before a release of the valuation allowance will occur.

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

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended November 3, 2006 through October 29, 2010.

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

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial.  The provision for doubtful accounts receivable is based on historical trends and current collection risk.  We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss. For the twenty-four weeks ended April 15, 2011, Dollar General® accounted for 8.5% of consolidated revenues and 25.4% of consolidated accounts receivable.  For the twenty-four weeks ended April 16, 2010, Wal-Mart® accounted for 11.8% of consolidated revenues and 15.8% of consolidated accounts receivable.

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

We assess the recoverability of our long-lived assets on a quarterly basis or whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets.  If undiscounted cash flows are not sufficient to support the recorded assets, we recognize an impairment to reduce the carrying value of the applicable long-lived assets to their estimated fair value.

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

Results of Operations for the Twelve Weeks ended April 15, 2011 and Twelve Weeks ended April 16, 2010

Net Sales-Consolidated

Net sales decreased by $1,653 (6.2%) to $25,178 in the second twelve weeks of the 2011 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	3.5	1,018
Unit sales volume in pounds	-7.3	(2,159)
Promotional activity	-0.7	(121)
Returns activity	-1.7	(391)
Decrease in net sales	-6.2	(1,653)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales, decreased by $997 (7.4%) to $12,388 in the second twelve weeks of the 2011 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	4.1	595
Unit sales volume in pounds	-9.6	(1,399)
Promotional activity	-0.2	(16)
Returns activity	-1.7	(177)
Decrease in net sales	-7.4	(997)

The increase in selling price per pound in fiscal 2011 primarily relates to price increases implemented in the second quarter of the fiscal year.  In addition, favorable changes in product mix increased average selling prices.   These favorable trends were more than offset by lower unit sales volume and higher promotional and returns activity compared to the same twelve week period in fiscal year 2010.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, decreased by $656 (4.9%) to $12,790 in the second twelve weeks of the 2011 fiscal year compared to the same twelve-week period last year.

The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food	%	$
Selling price per pound	2.9	424
Unit sales volume in pounds	-5.1	(759)
Promotional activity	-1.2	(105)
Returns activity	-1.5	(216)
Decrease in net sales	-4.9	(656)

The increase in selling price per pound in fiscal 2011 primarily relates to price increases implemented in the second quarter of the fiscal year. The unit sales volume decrease relates primarily to a lower number of customers served and declining same customer sales compared to the same quarter in the prior year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $1,657 (11.0%) to $16,720 in the second twelve weeks of the 2011 fiscal year compared to the same twelve-week period in fiscal 2010.  The gross margin decreased from 43.9% to 33.6% due primarily to significantly higher commodity costs described in the segment analysis below and lower unit sales volumes .

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment increased by $348 (4.6%) to $7,923 in the second twelve weeks of the 2011 fiscal year compared to the same twelve-week period in fiscal year 2010. Higher flour commodity costs were the primary contributing factor to this increase.  The cost of purchased flour increased approximately $445 in the second twelve weeks of fiscal 2011 compared to the prior year period.  Consistent with the increase in flour costs, the gross margin percentage decreased from 43.4% to 36.0% in the second twelve weeks of fiscal year 2011 compared to the same twelve week period in the prior fiscal year.

Cost of Products Sold-Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment increased by $1,315 (16.9%) to $9,092 in the second twelve weeks of the 2011 fiscal year compared to the same twelve-week period in fiscal year 2010.  The cost of significant meat commodities increased approximately $694 in the second twelve weeks of fiscal 2011 compared to the same period in the prior year.  The gross margin earned in this segment decreased from 44.3% to 31.2% in the second twelve weeks of fiscal year 2011 due primarily to higher commodity costs and to a lesser extent as a result of sales mix changes.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses decreased by $911 (9.6%) to $8,602 in the second twelve weeks of fiscal year 2011 compared to the same twelve-week period in the prior fiscal year.  The decrease in this category for the twelve-week period ended April 15, 2011 did not directly correspond to the sales decrease.  The table below summarizes the significant expense increases and decreases included in this category:

	12 Weeks Ended		Expense/Gain
	April 15, 2011	April 16, 2010	Increase (Decrease)
Wages and bonus	$3,187	$3,923	$(736)
Healthcare	493	663	(170)
Fuel	1,360	1,214	146
Depreciation	239	343	(104)
Other SG&A combined	3,323	3,370	(47)
Total	$8,602	$9,513	$(911)

Headcount decreased during the second twelve weeks of the 2011 fiscal year compared to the same period in the prior year, which resulted in decreased wages and combined with lower profits, lower profit sharing accruals.  The Company’s healthcare benefit expense decreased due to favorable claim trends in the current year when compared to the same twelve week period in fiscal 2010.   The increase in fuel expense was driven by the increase in fuel commodity costs compared to the prior year period.  The decrease in depreciation expense was due to lower capital expenditures in recent years and certain significant assets becoming fully depreciated in prior periods.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products Segment decreased by $185 (4.6%) to $3,842 in the second twelve weeks of fiscal year 2011 compared to the same twelve week period in the prior fiscal year.   The decrease in this category partially relates to the overall decrease in unit sales volume. Favorable cost trends related to workers’ compensation and pension costs reduced SG&A costs as a percentage of sales.  Favorable trends in product mix towards lower distribution and advertising cost products also lowered SG&A costs as a percentage of sales in the second twelve weeks of fiscal year 2011.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

SG&A in the Refrigerated and Snack Food Products Segment decreased by $696 (12.8%) to $4,752 in the second twelve weeks of fiscal year 2011 compared to the same twelve-week period in the prior fiscal year.  The decrease in SG&A costs is primarily related to lower unit sales volume compared to the same twelve week period in the prior year.  The segment has completed an extensive restructuring and downsizing of its direct door delivery system lowering the cost of distribution of its products as a percentage of sales revenue.  Direct distribution costs related to sales commissions and base wages, fuel, vehicle repairs, depreciation and workers’ compensation have been significantly reduced in the second twelve weeks of fiscal year 2011 as a result of this reorganization.

Income Taxes-Consolidated

The income tax expense for the twelve weeks ended April 15, 2011 and April 16, 2010 was as follows:

	April 15, 2011	April 16, 2010
Income tax provision	$-	$350

Effective tax rate	-	15.5%

The Company expects its effective tax rate for the 2011 fiscal year to be different from the federal statutory rate due to the state tax minimum liability, a net operating loss carryback and an R&D tax credit.  We did not record a benefit for income taxes for the twelve week period ended April 15, 2011, related to federal and state taxes, based on the Company’s expected annual effective tax rate.  On December 17, 2010, during the Company’s first quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was signed into law and extended bonus depreciation on purchases of qualified business property through December 2011.  Management expects that due to the election of 100% bonus depreciation, the Company’s estimated taxable loss for fiscal 2011 will create a NOL carryback to allow the Company to recover income taxes paid during fiscal 2010.  This benefit was fully recognized in the first 12 weeks of fiscal year 2011.   Additional tax benefits may be recognized in the third twelve weeks of fiscal 2011 when the Company’s fiscal 2010 tax return is filed.

Net Income -Consolidated

The net loss of $144 in the twelve weeks ended April 15, 2011 includes a non-taxable gain on life insurance policies in the amount of $175.  The net income of $1,905 in the twelve weeks ended April 16, 2010 includes a non-taxable gain on life insurance policies in the amount of $268.  Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.

Results of Operations for the Twenty-Four Weeks ended April 15, 2011 and Twenty-Four Weeks ended April 16, 2010

Net Sales-Consolidated

Net sales decreased by $2,092 (3.7%) to $53,987 in the first twenty-four weeks of the 2011 fiscal year compared to the same twenty-four week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	1.8	1,089
Unit sales volume in pounds	-5.4	(3,375)
Promotional activity	-0.2	(57)
Returns activity	0.1	251
Decrease in net sales	-3.7	(2,092)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales, increased by $773 (3.0%) to $26,385 in the first twenty-four weeks of the 2011 fiscal year compared to the same twenty-four week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	3.0	875
Unit sales volume in pounds	-1.3	(374)
Promotional activity	0.0	(7)
Returns activity	1.3	279
Increase in net sales	3.0	773

The increase in selling price per pound over the prior year period was due to favorable product mix changes, and to a lesser extent, the impact of selling price increases in the second twelve weeks of fiscal 2011. Decreased unit sales volume compared to the same twenty-four week period in fiscal year 2010 partially offset the sales increase.

Net Sales-Refrigerated and Snack Food Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, decreased by $2,865 (9.4%) to $27,602 in the first twenty-four weeks of the 2011 fiscal year compared to the same twenty-four -week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food	%	$
Selling price per pound	0.6	214
Unit sales volume in pounds	-9.0	(3,001)
Promotional activity	-0.8	(50)
Returns activity	-0.2	(28)
Decrease in net sales	-9.4	(2,865)

The unit sales volume decrease relates primarily to a lower number of customers served and declining same customer sales compared to the same quarter in the prior year.  The increase in selling price per pound primarily relates to price increases implemented in the second quarter of the fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $3,580 (11.1%) to $35,720 in the first twenty-four weeks of the 2011 fiscal year compared to the same twenty-four week period in fiscal 2010.  The gross margin decreased from 42.7% to 33.8% due primarily to significantly higher commodity costs and lower unit sales volumes described in the segment analysis below.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment increased by $930 (6.1%) to $16,089 in the first twenty-four weeks of the 2011 fiscal year compared to the same twenty-four week period in fiscal year 2010. The cost of products sold increased primarily due to the 3.0% increase in net sales.  In addition, the cost of purchased flour increased approximately $658 in the first twenty-four weeks of fiscal 2011 compared to the prior year period.  The increase in flour costs partially offset by higher selling prices per pound resulted in a decrease in the gross margin percentage from 40.8% to 39.0% in the first twenty-four weeks of fiscal year 2011 compared to the same twenty-four week period in the prior fiscal year.

Cost of Products Sold-Refrigerated and Snack Food Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment increased by $2,626 (15.0%) to $20,144 in the first twenty-four weeks of the 2011 fiscal year compared to the same twenty-four week period in fiscal year 2010.  The cost of significant meat commodities increased approximately $2,234 in the first twenty-four weeks of fiscal 2011 compared to the same period in the prior year.  In addition, the significant decrease in unit sales volume compared to the prior year increased unit overhead in the first twenty-four weeks of fiscal year 2011, further increasing unit costs and lowering overall margins. The gross margin earned in this segment decreased from 44.3% to 28.9% in the first twenty-four weeks of fiscal year 2011 due primarily to these factors and to a lesser extent as a result of sales mix changes.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses decreased by $2,282 (11.5%) to $17,642 in the first twenty-four weeks of fiscal year 2011 compared to the same twenty-four week period in the prior fiscal year.  The decrease in this category for the twenty-four week period ended April 15, 2011 did not directly correspond to the sales decrease.  The table below summarizes the significant expense increases and decreases included in this category:

	24 Weeks Ended		Expense/Gain
	April 15, 2011	April 16, 2010	Increase (Decrease)
Wages and bonus	$6,810	$8,158	$(1,348)
Repairs & maintenance	1,234	1,503	(269)
Insurance & depreciation	379	645	(266)
Healthcare	1,075	1,313	(238)
Bad debt expense	77	(92)	169
Cash surrender value	(571)	(415)	(156)
Other SG&A combined	8,638	8,812	(174)
Total	$17,642	$19,924	$(2,282)

Headcount decreased during the first twenty-four weeks of the 2011 fiscal year compared to the same period in the prior year, which resulted in decreased wages, and, combined with lower profits, lower profit sharing accruals.  The decreases in repairs and maintenance and insurance and depreciation were driven by a reduction in the number of vehicles in the Company-owned fleet compared to the prior year period.  The Company’s healthcare benefit expense was more favorable compared to unfavorable claim trends in the comparative twenty-four week period in fiscal 2010.  The decline in depreciation is a result of a decline in the amount of overall capital spending when compared to the prior year and in recent years.     The cash surrender value of life insurance policies increased primarily as a result of favorable trends in the market values of equities that support policy values.   The increase in the provision for bad debt expense was mainly the result of the bankruptcy of a significant customer in the first twelve weeks of fiscal 2011.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products Segment decreased by $28 (0.4%) to $7,727 in the first twenty-four weeks of fiscal year 2011 compared to the same twenty-four week period in the prior fiscal year.   The decrease in this category did not correspond to the overall increase in net sales. Favorable cost trends related to workers’ compensation and pension costs reduced SG&A costs as a percentage of sales.  Favorable trends in product mix towards lower distribution and advertising cost products also lowered SG&A costs as a percentage of sales in the first twenty-four weeks of fiscal year 2011.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Segment

SG&A in the Refrigerated and Snack Food Products Segment decreased by $2,161 (17.9%) to $9,931 in the first twenty-four weeks of fiscal year 2011 compared to the same twenty-four week period in the prior fiscal year.  The decrease in SG&A costs is primarily related to lower unit sales volume compared to the same twenty-four week period in the prior year.  The segment has completed an extensive restructuring and downsizing of its direct door delivery system lowering the cost of distribution of its products as a percentage of sales revenue.  Direct distribution costs related to sales commissions and base wages, fuel, vehicle repairs, depreciation and workers’ compensation have been significantly reduced in the first twenty-four weeks of fiscal year 2011 as a result of this reorganization.

Income Taxes-Consolidated

The income tax expense for the twenty-four weeks ended April 15, 2011 and April 16, 2010 was as follows:

	April 15, 2011	April 16, 2010
Income tax (benefit) provision	$(397)	$700

Effective tax rate	-63.6%	17.4%

The Company expects its effective tax rate for the 2011 fiscal year to be different from the federal statutory rate due to the state tax minimum liability, a net operating loss carryback and a R&D tax credit.

Effective tax rate and provision (benefit)%		$
Estimated state tax minimum payments	33.7	210
Estimated refund from NOL carryback	-94.3	(588)
R&D tax credit	-3.0	(19)
Total effective tax rate and tax provision (benefit)	-63.6	(397)

We recorded a benefit for income taxes in the amount of $397 for the twenty-four week period ended April 15, 2011, related to federal and state taxes, based on the Company’s expected annual effective tax rate.  On December 17, 2010, during the Company’s first quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was signed into law and extended bonus depreciation on purchases of qualified business property through December 2011.  Management expects that due to the election of 100% bonus depreciation and the Company’s estimated taxable loss for fiscal 2011 will create a NOL carryback to allow the Company to recover income taxes paid during fiscal 2010.  This benefit was fully recognized in the first 12 weeks of fiscal year 2011.  Additional tax benefits may be recognized in the third twelve weeks of fiscal 2011 when the Company’s fiscal 2010 tax return is filed.

Net Income -Consolidated

The net income of $1,022 in the twenty-four weeks ended April 15, 2011 includes a non-taxable gain on life insurance policies in the amount of $571.  The net income of $3,315 in the twenty-four weeks ended April 16, 2010 includes a non-taxable gain on life insurance policies in the amount of $415. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.

Cash flows from operating activities for the twenty-four weeks ended:

	April 15, 2011	April 16, 2010

Net income	$1,022	$3,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	929	1,123
Losses (provision) on accounts receivable	77	(92)
Gain on sale of property, plant and equipment	(35)	(11)
Changes in operating working capital	(5,252)	535
Net cash (used in) provided by operating activities	$(3,259)	$4,870

Significant changes in working capital for the twenty-four weeks ended:

April 15, 2011 – Sources of cash included a increase in accounts payable of $455. Operating cash flows for the period ended April 15, 2011 were reduced by an increase in accounts receivable of $1,348, an increase in inventory of $1,971, an increase in prepaid expenses and other current assets of $709, a decrease in non-current liabilities of $599 and a decrease in accrued payroll, advertising and other expenses of $509.   During the twenty-four week period we funded $464 towards our defined benefit pension plan.

April 16, 2010- Sources of cash included reductions in accounts receivable of $1,621 and inventory of $1,625. Operating cash flows for the period ended April 16, 2010 were reduced by a decrease in accounts payable of $1,339 and a decrease in accrued payroll, advertising and other expenses of $961. During the twenty-four week period we funded $631 towards our defined benefit pension plan.

Cash used in investing activities for the twenty-four weeks ended:

	April 15, 2011	April 16, 2010
Proceeds from sale of property, plant and equipment	$35	$11
Additions to property, plant and equipment	(657)	(651)
Net cash used in investing activities	$(622)	$(640)

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

The table below highlights the additions to property, plant and equipment for the twenty-four weeks ended:

	April 15, 2011	April 16, 2010
Increase in projects in process	$432	$252
Processing equipment	88	78
Delivery vehicles	56	105
Quality control	-	75
Building improvements	54	-
Packaging lines	21	65
Temperature control	6	76
Additions to property, plant and equipment	$657	$651

Cash used in financing activities for the twenty-four weeks ended:

	April 15, 2011	April 16, 2010
Shares repurchased	$(229)	$(253)
Cash dividends paid	(932)	(933)
Net cash used in financing activities	$(1,161)	$(1,186)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of April 15, 2011, 351,503 shares were still authorized for repurchase under the program.  One-time cash dividends were paid in the amounts of ten cents per share, during the first twelve weeks of the 2010 and 2011 fiscal years, respectively.

We remained free of interest bearing debt during the first tweny-four weeks of fiscal year 2011.  We have remained free of interest-bearing debt for twenty-four consecutive years. We maintain a line of credit with Wells Fargo Bank, N.A. that expires on December 15, 2012. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain tangible net worth of 1.25 to 1.0 and a Quick Ratio of 1.0 to 1.0 at each quarter end. We were in compliance with all loan covenants as of April 15, 2011.  There were no borrowings under this line of credit during the year.  Management believes that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for the balance of fiscal 2011.

Recent Accounting Pronouncements

None applicable during the second quarter of fiscal 2011.

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

There have been no changes in our internal controls over financial reporting that occurred during our second fiscal quarter ended April 15, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended October 29, 2010 should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect our business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period covered by this report.

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended April 15, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 22, 2011 – February 18, 2011	4,825	$11.65	4,825	360,992
February 19, 2011 – March 18, 2011	4,378	11.51	4,378	356,614
March 19, 2011 – April 15, 2011	5,111	$11.42	5,111	351,503
Total	14,314	$11.53	14,314

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended April 15, 2011.

(2)
Repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of our management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of our common stock in compliance with the requirements of Rule 10b5-1 under the Exchange Act.  Commencing on October 14, 2010 and continuing through and including October 13, 2011, CGM shall act as our exclusive agent to purchase shares of our common stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act or in privately-negotiated transactions.  As of April 15, 2011, the total maximum number of shares that may be purchased under the Purchase Plan is 351,503 at a purchase price not to exceed $12.00 per share at a total maximum aggregate price (exclusive of commission) of $4,218,036.

Item 6.

Exhibits

Exhibit No.	Description

31.1	Certification of Chairman of the Board (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: May 27, 2011	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)