Form 10-Q
period 2011-07-08
BRIDGFORD FOODS CORP
filed 2011-08-19
CIK 14177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 8, 2011

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
Yes [ ] No [ X ]

As of August 18, 2011 the registrant had 9,207,061 shares of common stock outstanding.

1 of 29

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Part I. Financial Information

Item 1. Financial Statements	Page

a. Condensed Consolidated Balance Sheets at July 8, 2011 (unaudited) and October 29, 2010	3

b. Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended July 8, 2011 and July 9, 2010 (unaudited)	4

c. Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended July 8, 2011 and July 9, 2010 (unaudited)	5

d. Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

Part II. Other Information

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	24

Signatures	25

Items 1, 3 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

2 of 29

Part I.  Financial Information
Item 1. a.
BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

ASSETS	July 8, 2011	October 29, 2010
	(Unaudited)
Current assets:

Cash and cash equivalents	$8,657	$15,686
Accounts receivable, less allowance for doubtful accounts of $68 and $80, respectively, and promotional allowances of $2,141 and $1,932, respectively	9,006	7,609
Inventories, less inventory reserves of $322 and $166, respectively (Note 2)	18,033	16,307
Prepaid expenses and other current assets	2,464	1,885

Total current assets	38,160	41,487

Property, plant and equipment, less accumulated depreciation of $56,743 and $56,007, respectively	8,158	7,892
Other non-current assets	11,813	11,144
Total assets	$58,131	$60,523

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$3,207	$3,364
Accrued payroll, advertising and other expenses	8,562	8,287

Total current liabilities	11,769	11,651

Non-current liabilities	11,424	12,672

Total liabilities	23,193	24,323

Commitments and contingencies (Note 3)
Shareholders' equity:
Preferred stock, without par value; authorized - 1,000 shares; issued and outstanding - none
Common stock, $1.00 par value; authorized - 20,000 shares; issued and outstanding – 9,237 and 9,328 shares, respectively	9,294	9,385
Capital in excess of par value	9,612	10,396
Retained earnings	24,084	24,471
Accumulated other comprehensive loss	(8,052)	(8,052)
Total shareholders' equity	34,938	36,200
Total liabilities and shareholders' equity	$58,131	$60,523

See accompanying notes to condensed consolidated financial statements.

3 of 29

Item 1. b.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	12 weeks ended		36 weeks ended
	July 8, 2011	July 9, 2010	July 8, 2011	July 9, 2010

Net sales	$26,611	$26,933	$80,598	$83,012
Cost of products sold	18,412	17,089	54,132	49,229

Gross margin	8,199	9,844	26,466	33,783

Selling, general and administrative expenses	8,782	9,806	26,424	29,730

(Loss) income before taxes	(583)	38	42	4,053
Income tax (benefit) provision	(106)	799	(503)	1,499

Net (loss) income	$(477)	$(761)	$545	$2,554

Net (loss) income per share – Basic and diluted	$(.05)	$(.08)	$.06	$.27

Weighted average common shares – Basic and diluted	9,289	9,330	9,310	9,336

Cash dividends paid per share	$--	$--	$.10	$.10

See accompanying notes to condensed consolidated financial statements.

4 of 29

Item 1. c.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	36 weeks ended
	July 8, 2011	July 9, 2010
Cash flows from operating activities:

Net income	$545	$2,554

Income or charges not affecting cash and cash equivalents:
Depreciation	1,286	1,508
Losses (recoveries) on accounts receivable	75	(100)
Gain on sale of property, plant and equipment	(42)	(25)
Effect on cash and cash equivalents from changes in operating assets and liabilities:
Accounts receivable	(1,472)	(565)
Inventories	(1,726)	1,289
Prepaid expenses and other current assets	(579)	529
Other non-current assets	(669)	(202)
Accounts payable	(157)	(489)
Accrued payroll, advertising and other expenses	275	(712)
Non-current liabilities	(1,248)	433

Net cash (used in) provided by operating activities	(3,712)	4,220

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	42	25
Additions to property, plant and equipment	(1,552)	(853)

Net cash used in investing activities	(1,510)	(828)

Cash used in financing activities:
Shares repurchased	(875)	(253)
Cash dividends paid	(932)	(933)

Net cash used in financing activities	(1,807)	(1,186)

Net (decrease) increase in cash and cash equivalents	(7,029)	2,206

Cash and cash equivalents at beginning of period	15,686	13,911

Cash and cash equivalents at end of period	$8,657	$16,117

Cash paid for income taxes	$129	$1,250

See accompanying notes to condensed consolidated financial statements.

5 of 29

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve and thirty-six weeks ended July 8, 2011 and July 9, 2010 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2010 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  Recent accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses.  The carrying amount of these instruments approximate fair market value due to their short term maturity.  At July 8, 2011, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company issues credit to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

For the thirty-six weeks ended July 8, 2011 and July 9, 2010, Dollar General® accounted for 9.1% and 10.4%, respectively of consolidated revenues and 23.6% and 32.6%, respectively, of consolidated accounts receivable.  For the thirty-six weeks ended July 9, 2010, Wal-Mart® accounted for 14.4% of consolidated revenues and 9.4% of consolidated accounts receivable. No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the thirty-six weeks ended July 8, 2011 or the thirty-six weeks ended July 9, 2010.

On November 10, 2010, Bridgford Foods Corporation issued a press release announcing that its Board of Directors had approved a one-time cash dividend of $0.10 per share of common stock which was distributed on December 20, 2010 to shareholders of record on November 23, 2010.

Management has evaluated events subsequent to July 8, 2011 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements. Future periods relating to current market conditions and volatility in stock markets may cause changes in the measurement of our pension fund liabilities and performance of our life insurance policies and those changes may be significant.

6 of 29

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited)
	July 8, 2011	October 29, 2010
Meat, ingredients and supplies	$6,819	$3,155
Work in progress	1,160	1,192
Finished goods	10,054	11,960
	$18,033	$16,307

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

Note 3 - Commitments and Contingencies:

The Company leases certain transportation equipment under operating leases.  The terms of the transportation leases provide for renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index.  The Company also leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements.  No material changes have been made to these agreements during the first thirty-six weeks of fiscal 2011.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at July 8, 2011.

7 of 29

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

The following segment information is presented for the twelve and thirty-six weeks ended July 8, 2011 and July 9, 2010.

Twelve Weeks Ended	Frozen Food	Refrigerated and Snack Food
July 8, 2011	Products	Products	Other	Elimination	Totals
Sales to external customers	$10,993	$15,618	$-	$-	$26,611
Intersegment sales	-	254	-	254	-
Net sales	10,993	15,872	-	254	26,611
Cost of products sold	7,041	11,625	-	254	18,412
Gross margin	3,952	4,247	-	-	8,199
Selling, general and administrative expenses	3,790	4,980	12	-	8,782
Income (loss) before taxes	162	(733)	(12)	-	(583)

Total assets	$10,424	$25,476	$22,231	$-	$58,131
Additions to property, plant and equipment	$472	$423	$-	$-	$895

Twelve Weeks Ended	Frozen Food	Refrigerated and Snack Food
July 9, 2010	Products	Products	Other	Elimination	Totals
Sales to external customers	$11,001	$15,932	$-	$-	$26,933
Intersegment sales	-	322	-	322	-
Net sales	11,001	16,254	-	322	26,933
Cost of products sold	6,657	10,754	-	322	17,089
Gross margin	4,344	5,500	-	-	9,844
Selling, general and administrative expenses	4,072	5,719	15	-	9,806
Income (loss) before taxes	272	(219)	(15)	-	38

Total assets	$10,627	$22,201	$26,671	$-	$59,499
Additions to property, plant and equipment	$78	$123	$-	$-	$201

8 of 29

Thirty-Six Weeks Ended	Frozen Food	Refrigerated and Snack Food
July 8, 2011	Products	Products	Other	Elimination	Totals
Sales to external customers	$37,378	$43,220	$-	$-	$80,598
Intersegment sales	-	767	-	767	-
Net sales	37,378	43,987	-	767	80,598
Cost of products sold	23,130	31,769	-	767	54,132
Gross margin	14,248	12,218	-	-	26,466
Selling, general and administrative expenses	11,517	14,911	(4)	-	26,424
Income (loss) before taxes	2,731	(2,693)	4	-	42

Total assets	$10,424	$25,476	$22,231	$-	$58,131
Additions to property, plant and equipment	$612	$782	$158	$-	$1,552

Thirty-Six Weeks Ended	Frozen Food	Refrigerated and Snack Food
July 9, 2010	Products	Products	Other	Elimination	Totals
Sales to external customers	$36,613	$46,399	$-	$-	$83,012
Intersegment sales	-	859	-	859	-
Net sales	36,613	47,258	-	859	83,012
Cost of products sold	21,816	28,272	-	859	49,229
Gross margin	14,797	18,986	-	-	33,783
Selling, general and administrative expenses	11,827	17,811	92	-	29,730
Income (loss) before taxes	2,970	1,175	(92)	-	4,053

Total assets	$10,627	$22,201	$26,671	$-	$59,499
Additions to property, plant and equipment	$320	$518	$15	$-	$853

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2011 fiscal year to be different from the federal statutory rate due to the state tax minimum liability, a net operating loss carryback and retroactive tax law changes as follows:

Effective tax rate and benefit	$
Estimated state tax minimum payments	238
Estimated refund from NOL carryback	(416)
Retroactive tax law changes reducing tax liability	(207)
Other	(118)
Total effective tax rate and tax benefit	(503)

We recorded a benefit for income taxes in the amount of $503 for the thirty-six week period ended July 8, 2011, related to federal and state taxes, based on the Company’s expected annual effective tax rate.  On December 17, 2010, during the Company’s first quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was signed into law and extended bonus depreciation on purchases of qualified business property through December 2011.  Management elected to take bonus depreciation for fiscal year 2010 which reduced its estimated tax liability. Management estimates incurring a taxable loss for fiscal year 2011, which is partly due to electing bonus depreciation for fiscal year 2011, which can be carried back to allow the recovery of excess income taxes paid during fiscal 2010.

9 of 29

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences.  Management reevaluated the need for a full valuation allowance at July 8, 2011 based on both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of its deferred tax assets does not meet the more likely than not standard.  As a result of this evaluation, a full valuation allowance remained against the net deferred tax assets as of July 8, 2011. Management will continue to periodically reevaluate the valuation allowance and, to the extent that conditions change, some or all of such valuation allowance could be reversed in future periods.  The Company has established objective criteria that must be met before a release of the valuation allowance will occur.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2008 through October 29, 2010. We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended November 3, 2006 through October 29, 2010.

10 of 29

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

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial.  The provision for doubtful accounts receivable is based on historical trends and current collection risk.  We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss. For the thirty-six weeks ended July 8, 2011 and July 9, 2010, Dollar General® accounted for 9.1% and 10.4%, respectively, of consolidated revenues and 23.6% and 32.6%, respectively, of consolidated accounts receivable.  For the thirty-six weeks ended July 9, 2010, Wal-Mart® accounted for 14.4% of consolidated revenues and 9.4% of consolidated accounts receivable. No other customer accounted for more than 20% of consolidated accounts receivable or 10% consolidated revenues for the thirty-six weeks ended July 8, 2011 or the thirty-six weeks ended July 9, 2010.

11 of 29

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

We provide tax reserves for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities.  The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective estimate.  Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities, if any, resulting from these reviews.  Actual outcomes may differ materially from these estimates.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), was signed into law.  The PPACA contains provisions which may impact the Company’s accounting of other postemployment benefit (“OPEB”) obligations in future periods.  Regulatory guidance for implementation of some of the provisions of the PPACA has not yet been established.  Requirements of the law include the removal of the lifetime limits on retiree medical coverage, expanding dependent coverage to age 26 and elimination of pre-existing conditions that may impact OPEB costs.  We will continue to assess the accounting implications of the PPACA and its impact on our financial position and results of operations as more legislative and interpretive guidance becomes available.  The potential future effects and cost of complying with the provisions of the PPACA are not determinable at this time.

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

12 of 29

Frozen Food Products Segment

In our Frozen Food Products Segment, we manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items and sandwiches.  All items within this Segment are considered similar products and have been aggregated at this level.  Our Frozen Food Products Segment serves both food service and retail customers.  Approximately 150 unique frozen food products are sold through wholesalers, cooperatives and distributors to approximately 21,000 retail outlets and 22,000 restaurants and institutions.

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

Results of Operations for the Twelve Weeks ended July 8, 2011 and Twelve Weeks ended July 9, 2010

Net Sales-Consolidated

Net sales decreased by $322 (1.2%) to $26,611 in the third twelve weeks of the 2011 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	8.5	2,527
Unit sales volume in pounds	-8.8	(2,618)
Returns activity	-1.0	(285)
Promotional activity	0.1	54
Decrease in net sales	-1.2	(322)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales, decreased by $8 (0.1%) to $10,993 in the third twelve weeks of the 2011 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	6.7	816
Unit sales volume in pounds	-7.0	(847)
Returns activity	-0.2	(20)
Promotional activity	0.4	43
Decrease in net sales	-0.1	(8)

The increase in selling price per pound in fiscal 2011 primarily relates to price increases implemented in the second quarter of the fiscal year.  In addition, favorable changes in product mix increased average selling prices and promotional activity was slightly lower.   These favorable trends were more than offset by lower unit sales volume and higher returns activity compared to the same twelve week period in fiscal year 2010.

13 of 29

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, decreased by $314 (2.0%) to $15,618 in the third twelve weeks of the 2011 fiscal year compared to the same twelve-week period last year.

The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food Products	%	$
Selling price per pound	9.8	1,712
Unit sales volume in pounds	-10.1	(1,772)
Returns activity	-1.8	(265)
Promotional activity	0.1	11
Decrease in net sales	-2.0	(314)

The increase in selling price per pound in fiscal 2011 primarily relates to price increases implemented in the second quarter of the fiscal year. The unit sales volume decrease relates primarily to a lower number of customers served and declining same customer sales compared to the same quarter in the prior year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $1,323 (7.7%) to $18,412 in the third twelve weeks of the 2011 fiscal year compared to the same twelve-week period in fiscal 2010.  The gross margin decreased from 36.5% to 30.8% due primarily to significantly higher commodity costs described in the segment analysis below and lower unit sales volumes.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment increased by $384 (5.8%) to $7,041 in the third twelve weeks of the 2011 fiscal year compared to the same twelve-week period in fiscal year 2010. Higher flour commodity costs were the primary contributing factor to this increase.  The cost of purchased flour increased approximately $351 in the third twelve weeks of fiscal 2011 compared to the prior year period.  Consistent with the increase in flour costs, the gross margin percentage decreased from 39.5% to 36.0% in the third twelve weeks of fiscal year 2011 compared to the same twelve week period in the prior fiscal year.

Cost of Products Sold-Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment increased by $871 (8.1%) to $11,625 in the third twelve weeks of the 2011 fiscal year compared to the same twelve-week period in fiscal year 2010.  The cost of significant meat commodities increased approximately $579 in the third twelve weeks of fiscal 2011 compared to the same period in the prior year.  The gross margin earned in this segment decreased from 34.5% to 27.2% in the third twelve weeks of fiscal year 2011 due primarily to higher commodity costs and to a lesser extent as a result of sales mix changes.

14 of 29

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses decreased by $1,024 (10.4%) to $8,782 in the third twelve weeks of fiscal year 2011 compared to the same twelve-week period in the prior fiscal year.  The decrease in this category for the twelve-week period ended July 8, 2011 did not directly correspond to the sales decrease.  The table below summarizes the significant expense increases and decreases included in this category:

	12 Weeks Ended		Expense/Gain
	July 8, 2011	July 9, 2010	Increase (Decrease)
Wages and bonus	$3,159	$3,492	$(333)
Cash surrender value (gain) loss	(98)	214	(312)
Benefits-healthcare	544	852	(308)
Insurance and depreciation	127	315	(188)
Fuel	685	604	81
Other SG&A	4,365	4,329	36
Total	$8,782	$9,806	$(1,024)

Lower profits and profit sharing accruals resulted in decreased wages and bonus in third twelve weeks of the 2011 fiscal year compared to the same period in the prior year.  The cash surrender value on life insurance policies increased due to the change in the underlying equities that support them as compared to the same twelve week period in fiscal 2010.  The Company’s healthcare benefit expense decreased due to favorable claim trends in the current year when compared to the same twelve week period in fiscal 2010.   The decrease in insurance and depreciation expense was due to lower capital expenditures in recent years and certain significant assets becoming fully depreciated in prior periods. The increase in fuel expense was driven by an increase in fuel commodity costs compared to the prior year period. Trends were favorable in insurance claims for the twelve week period ended July 8, 2011.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products Segment decreased by $282 (6.9%) to $3,790 in the third twelve weeks of fiscal year 2011 compared to the same twelve week period in the prior fiscal year.   The decrease in this category partially relates to the overall decrease in unit sales volume. Favorable claim trends related to healthcare reduced SG&A costs as a percentage of sales in the fiscal 2011 period.  Lower wages and bonus also lowered SG&A costs as a percentage of sales in the third twelve weeks of fiscal year 2011.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A in the Refrigerated and Snack Food Products Segment decreased by $739 (12.9%) to $4,980 in the third twelve weeks of fiscal year 2011 compared to the same twelve-week period in the prior fiscal year.  The decrease in SG&A costs is primarily related to lower unit sales volume compared to the same twelve week period in the prior year.  The segment recently completed an extensive restructuring and downsizing of its direct door delivery system lowering the cost of distribution of its products as a percentage of sales revenue.  Direct distribution costs related to sales commissions and base wages, fuel, vehicle repairs, depreciation and healthcare were significantly reduced in the third twelve weeks of fiscal year 2011 as a result of this reorganization.

15 of 29

Income Taxes-Consolidated

Income tax (benefit) expense for the twelve weeks ended July 8, 2011 and July 9, 2010 was as follows:

	July 8, 2011	July 9, 2010
Income tax (benefit) provision	$(106)	$799

Effective tax rate	18.2%	2,102.6%

The Company expects its effective tax rate for the 2011 fiscal year to be different from the federal statutory rate due to the state tax minimum liability, a net operating loss carryback and retroactive tax law changes as described below. We recorded a benefit for income taxes in the amount of $106 for the twelve week period ended July 8, 2011 related to federal and state taxes based on the Company’s expected annual effective tax rate. Included in the benefit is a reduction in the fiscal 2010 liability.  During the first quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted into law, which allowed the Company to retroactively take additional bonus depreciation on qualified fixed asset purchases in the fourth quarter of fiscal 2010.  During preparation of the 2010 tax returns, management elected to take the additional bonus depreciation, which resulted in reduction of the estimated fiscal 2010 income tax liability.

In addition, management expects fixed asset additions made in fiscal 2011 would also provide additional bonus depreciation that would result in a taxable loss for fiscal 2011.  Management expects this tax loss will provide additional benefit through carry-back opportunity.

Net Income(Loss)-Consolidated

The net loss of $477 in the twelve weeks ended July 8, 2011 includes a non-taxable gain on life insurance policies in the amount of $98.  The net loss of $761 in the twelve weeks ended July 9, 2010 includes a non-taxable loss on life insurance policies in the amount of $214.  Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.

Results of Operations for the Thirty-Six Weeks ended July 8, 2011 and Thirty-Six Weeks ended July 9, 2010

Net Sales-Consolidated

Net sales decreased by $2,414 (2.9%) to $80,598 in the first thirty-six weeks of the 2011 fiscal year compared to the same thirty-six week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	4.0	3,652
Unit sales volume in pounds	-6.6	(6,029)
Promotional activity	-0.5	(342)
Returns activity	0.2	305
Decrease in net sales	-2.9	(2,414)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales, increased by $765 (2.1%) to $37,378 in the first thirty-six weeks of the 2011 fiscal year compared to the same thirty-six week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	4.2	1,718
Unit sales volume in pounds	-3.1	(1,247)
Promotional activity	-0.1	(27)
Returns activity	1.1	321
Increase in net sales	2.1	765

16 of 29

The increase in selling price per pound over the prior year period was due to favorable product mix changes, and to a lesser extent, the impact of selling price increases in the second twelve weeks of fiscal 2011. Decreased unit sales volume compared to the same thirty-six week period in fiscal year 2010 partially offset the sales increase.

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, decreased by $3,179 (6.9%) to $43,220 in the first thirty-six weeks of the 2011 fiscal year compared to the same thirty-six week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food Products	%	$
Selling price per pound	3.8	1,934
Unit sales volume in pounds	-9.4	(4,782)
Promotional activity	-1.2	(315)
Returns activity	-0.1	(16)
Decrease in net sales	-6.9	(3,179)

The unit sales volume decrease relates primarily to a lower number of customers served and declining same customer sales compared to the same quarter in the prior year.  The increase in selling price per pound primarily relates to price increases implemented in the second quarter of the current fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $4,903 (10.0%) to $54,132 in the first thirty-six weeks of the 2011 fiscal year compared to the same thirty-six week period in fiscal 2010.  The gross margin decreased from 40.7% to 32.8% due primarily to significantly higher commodity costs and lower unit sales volumes described in the segment analysis below.

Cost of Products Sold-Frozen Food Products Products Segment

Cost of products sold in the Frozen Food Products Segment increased by $1,314 (6.0%) to $23,130 in the first thirty-six weeks of the 2011 fiscal year compared to the same thirty-six week period in fiscal year 2010. The cost of products sold increased partially due to the 2.1% increase in net sales in the Segment.  In addition, the cost of purchased flour increased approximately $885 in the first thirty-six weeks of fiscal 2011 compared to the prior year period.  The increase in flour costs partially offset by higher selling prices per pound resulted in a decrease in the gross margin percentage from 40.4% to 38.1% in the first thirty-six weeks of fiscal year 2011 compared to the same thirty-six week period in the prior fiscal year.

Cost of Products Sold-Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment increased by $3,497 (12.4%) to $31,769 in the first thirty-six weeks of the 2011 fiscal year compared to the same thirty-six week period in fiscal year 2010.  The cost of significant meat commodities increased approximately $2,716 in the first thirty-six weeks of fiscal 2011 compared to the same period in the prior year.  In addition, the significant decrease in unit sales volume compared to the prior year increased unit overhead in the first thirty-six weeks of fiscal year 2011, further increasing unit costs and lowering overall margins. The gross margin earned in this segment decreased from 40.9% to 28.3% in the first thirty-six weeks of fiscal year 2011 due primarily to these factors and to a lesser extent as a result of sales mix changes.

17 of 29

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses decreased by $3,306 (11.1%) to $26,424 in the first thirty-six weeks of fiscal year 2011 compared to the same thirty-six week period in the prior fiscal year.  The decrease in this category for the thirty-six week period ended July 8, 2011 did not directly correspond to the sales decrease.  The table below summarizes the significant expense increases and decreases included in this category:

	36 weeks Ended		Expense/Gain
	July 8, 2011	July 9, 2010	Increase (Decrease)
Wages and bonus	$9,969	$11,650	$(1,681)
Benefits-healthcare	1,619	2,166	(547)
Cash surrender value (gain)	(669)	(201)	(468)
Insurance and depreciation	505	960	(455)
Losses (recoveries) on accounts receivable	75	(100)	175
Other SG&A	14,925	15,255	(330)
Total	$26,424	$29,730	$(3,306)

Headcount decreased during the first thirty-six weeks of the 2011 fiscal year compared to the same period in the prior year, which resulted in decreased wages, and, combined with lower profits, lower profit sharing accruals.  The Company’s healthcare benefit expense was more favorable compared to unfavorable claim trends in the comparative thirty-six week period in fiscal 2010.  The cash surrender value of life insurance policies increased primarily as a result of favorable trends in the market values of equities that support policy values.   The decrease in insurance and depreciation was driven by a reduction in the number of vehicles in the Company-owned fleet compared to the prior year period.  The increase in the loss on accounts receivable was mainly the result of the bankruptcy of a significant customer in the first twelve weeks of fiscal 2011.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products Segment decreased by $310 (2.6%) to $11,517 in the first thirty-six weeks of fiscal year 2011 compared to the same thirty-six week period in the prior fiscal year.   The decrease in this category did not correspond to the overall increase in net sales. Favorable cost trends related to healthcare and pension costs reduced SG&A costs as a percentage of sales.  Favorable trends in product mix towards lower distribution and advertising cost products also lowered SG&A costs as a percentage of sales in the first thirty-six weeks of fiscal year 2011.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A in the Refrigerated and Snack Food Products Segment decreased by $2,900 (16.3%) to $14,911 in the first thirty-six weeks of fiscal year 2011 compared to the same thirty-six week period in the prior fiscal year.  The decrease in SG&A costs is primarily related to lower unit sales volume compared to the same thirty-six week period in the prior year.  The segment recently completed an extensive restructuring and downsizing of its direct door delivery system lowering the cost of distribution of its products as a percentage of sales revenue.  Direct distribution costs related to sales commissions and base wages, fuel, vehicle repairs, depreciation and healthcare were significantly reduced in the first thirty-six weeks of fiscal year 2011 as a result of this reorganization.

18 of 29

Income Taxes-Consolidated

Income tax (benefit) expense for the thirty-six weeks ended July 8, 2011 and July 9, 2010 was as follows:

	July 8, 2011	July 9, 2010
Income tax (benefit) provision	$(503)	$1,499

Effective tax rate	-1197.6%	36.0%

The Company expects its effective tax rate for the 2011 fiscal year to be different from the federal statutory rate due to the state tax minimum liability, a net operating loss carryback and retroactive tax law changes as follows:

Effective tax rate and provision (benefit)	$
Estimated state tax minimum payments	238
Estimated refund from NOL carryback	(416)
Retroactive tax law changes reducing tax liability	(207)
Other	(118)
Total effective tax rate and tax provision (benefit)	(503)

We recorded a benefit for income taxes in the amount of $503 for the thirty-six week period ended July 8, 2011 related to federal and state taxes, based on the Company’s expected annual effective tax rate. Included in the benefit is a retroactive change in tax law reducing the fiscal 2010 tax liability.  During the first quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted into law, which allowed the Company to retroactively take additional bonus depreciation on qualified fixed asset purchases in the fourth quarter of fiscal 2010.  During preparation of the 2010 tax returns, management elected to take the additional bonus depreciation, which resulted in reduction of the estimated fiscal 2010 income tax liability.

In addition, management expects fixed asset additions made in fiscal 2011 would also provide additional bonus depreciation that would result in a taxable loss for fiscal 2011.  Management expects this tax loss will provide additional benefit through carry-back opportunity.

Net Income -Consolidated

The net income of $545 in the thirty-six weeks ended July 8, 2011 includes a non-taxable gain on life insurance policies in the amount of $669.  The net income of $2,554 in the thirty-six weeks ended July 9, 2010 includes a non-taxable gain on life insurance policies in the amount of $201. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.

Cash flows from operating activities for the thirty-six weeks ended:

	July 8, 2011	July 9, 2010

Net income	$545	$2,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,286	1,508
Losses (provision) on accounts receivable	75	(100)
Gain on sale of property, plant and equipment	(42)	(25)
Changes in operating working capital	(5,576)	283
Net cash (used in) provided by operating activities	$(3,712)	$4,220

Significant changes in working capital for the thirty-six weeks ended:

July 8, 2011 – Sources of cash include a refund on prior year’s tax overpayment which contributed to net income of $545. Operating cash flows for the period ended July 8, 2011 were reduced by an increase in accounts receivable of $1,472, an increase in inventory of $1,726, an increase in prepaid expenses and other current assets of $579, a decrease in other non-current assets of $669 and a decrease in non-current liabilities of $1,248.  During the thirty-six week period we funded $464 towards our defined benefit pension plan.

19 of 29

July 9, 2010- Sources of cash included a decrease in inventory of $1,289. Operating cash flows for the period ended July 9, 2010 were reduced by an increase in accounts receivable of $565, a decrease in  accounts payable of $489 and a decrease in accrued payroll, advertising and other expenses of $712.   During the thirty-six week period we funded $631 towards our defined benefit pension plan.

Cash used in investing activities for the thirty-six weeks ended:

	July 8, 2011	July 9, 2010
Proceeds from sale of property, plant and equipment	$42	$25
Additions to property, plant and equipment	(1,552)	(853)
Net cash used in investing activities	$(1,510)	$(828)

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

The table below highlights the additions to property, plant and equipment for the thirty-six weeks ended:

	July 8, 2011	July 9, 2010
Changes in projects in process	$(31)	$290
Processing equipment	491	235
Delivery vehicles	56	112
Quality control	-	75
Building improvements	54	-
Packaging lines	79	65
Software and hardware	14	-
Temperature control and product storage	889	76
Additions to property, plant and equipment	$1,552	$853

Cash used in financing activities for the thirty-six weeks ended:

	July 8, 2011	July 9, 2010
Shares repurchased	$(875)	$(253)
Cash dividends paid	(932)	(933)
Net cash used in financing activities	$(1,807)	$(1,186)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of July 8, 2011, 280,953 shares were still authorized for repurchase under the program.  One-time cash dividends were paid in the amounts of ten cents per share, during the first twelve weeks of the 2010 and 2011 fiscal years, respectively.

We remained free of interest bearing debt during the first thirty-six weeks of fiscal year 2011.  We have remained free of interest-bearing debt for thirty-six consecutive years. We maintain a line of credit with Wells Fargo Bank, N.A. that expires on December 15, 2012. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain tangible net worth of 1.25 to 1.0 and a Quick Ratio of 1.0 to 1.0 at each quarter end. We were in compliance with all loan covenants as of July 8, 2011.  There were no borrowings under this line of credit during the year.  Management believes that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for the balance of fiscal year 2011.

20 of 29

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance on “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" changing how existing fair value guidance is applied and expanding disclosure requirements. The updated guidance is to be applied prospectively and is effective for the Company's interim and annual periods beginning January 1, 2012, which will be effective for us beginning the first quarter of fiscal 2013. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income either in a single continuous statement of other comprehensive income or in two separate successive statements of net income and other comprehensive income. This guidance is effective for financial statements issued for interim and fiscal years beginning after December 15, 2011, which will be effective for us beginning the first quarter of fiscal 2013. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We are not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

21 of 29

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

We maintain and evaluate a system of internal accounting controls, and a program of internal auditing designed to provide reasonable assurance that our assets are protected and that transactions are performed in accordance with proper authorization, and are properly recorded. This system of internal accounting controls is continually reviewed and modified in response to evolving business conditions and operations and to recommendations made by the independent registered public accounting firm and our internal auditor.  We have established a code of conduct.  Our management believes that the accounting and internal control systems provide reasonable assurance that assets are safeguarded and financial information is reliable.

The Audit Committee of the Board of Directors meets regularly with our financial management and counsel, and with the independent registered public accounting firm engaged by us.  Internal accounting controls and the quality of financial reporting are discussed during these meetings. The Audit Committee has discussed with the independent registered public accounting firm matters required to be discussed by the auditing standards adopted or established by the Public Company Accounting Oversight Board. In addition, the Audit Committee and the independent registered public accounting firm have discussed the independent registered public accounting firm’s independence from the Company and its management, including the matters in the written disclosures required by Public Company Accounting Oversight Board Rule 3526 “Communicating with Audit Committees Concerning Independence”.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 8, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

22 of 29

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

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended July 8, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 16, 2011 – May 13, 2011	6,088	$10.08	6,088	345,415
May 14, 2011 – June 10, 2011	19,496	8.35	19,496	325,919
June 10, 2011 – July 8, 2011	44,966	$9.35	44,966	280,953
Total	70,550	$9.13	70,550

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended July 8, 2011.

(2)
Repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of our management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of our common stock in compliance with the requirements of Rule 10b5-1 under the Exchange Act.  Commencing on October 14, 2010 and continuing through and including October 13, 2011, CGM shall act as our exclusive agent to purchase shares of our common stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act or in privately-negotiated transactions.  As of July 8, 2011, the total maximum number of shares that may be purchased under the Purchase Plan is 280,953 at a purchase price not to exceed $12.00 per share at a total maximum aggregate price (exclusive of commission) of $3,371,436.

23 of 29

Item 6.

Exhibits

Exhibit No.	Description

31.1	Certification of Chairman of the Board (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document.*

101.2	XBRL Taxonomy Extension Schema Document.*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.4	XBRL Taxonomy Extension Definition Linkbase Document.*

101.5	XBRL Taxonomy Extension Label Linkbase Document.*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document.*

*               The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the SecuritiesAct of 1933, as amended.

24 of 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: August 19, 2011	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

25 of 29