Form 10-K
period 2011-10-28
BRIDGFORD FOODS CORP
filed 2012-01-17
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 28, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on April 15, 2011 was $19,310,000.
As of January 11, 2012, there were 9,191,747 shares of common stock outstanding.

Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held March 21, 2012 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Background of Business

Bridgford Foods Corporation (collectively with its subsidiaries, “Bridgford”, the “Company”, “we”, “our”), a California corporation was organized in 1952. We originally began operations in 1932 as a retail meat market in San Diego, California and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat, and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. For more than the past five years we and our subsidiaries have been primarily engaged in the manufacturing, marketing and distribution of an extensive line of frozen, refrigerated, and snack food products throughout the United States. Bridgford Foods Corporation has not been involved in any bankruptcy, receivership, or similar proceedings since inception nor have we been party to any merger, acquisition, etc. or acquired or disposed of any material amounts of assets during the past five years. Substantially all of our assets have been acquired in the ordinary course of business. We have had no significant change in the type of products produced or distributed, nor in the markets we serve. Independent distributors now serve approximately 3,200 stores of all types in areas impractical to serve by our Company-owned vehicles.

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

The following table shows sales, as a percentage of consolidated sales, for each of these segments for each of the last two fiscal years:

	2011	2010
Frozen Food Products	46%	46%
Refrigerated and Snack Food Products	54%	54%
	100%	100%

We manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky, and a variety of sandwiches and sliced luncheon meats. The products we purchase for resale include a variety of cheeses, salads, party dips, Mexican foods, nuts, and other delicatessen type food products.

	2011	2010
Products manufactured, processed or packaged by Bridgford	90%	86%
Products manufactured or processed by third parties for distribution	10%	14%
	100%	100%

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

Major Product Classes

Frozen Food Products

Our frozen food division serves both food service and retail customers. Approximately 150 unique frozen food products are sold through wholesalers, cooperatives, and distributors to approximately 22,000 retail outlets and 21,000 restaurants and institutions.

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

We supply our food service customers generally through distributors that take title to the product and resell it. Among our customers are many of the country’s largest broadline and specialty food service distributors. These and other large end purchasers occasionally go through extensive qualification procedures and their manufacturing capabilities are subjected to thorough review by the end purchasers prior to our approval as a vendor. Large end purchasers typically select suppliers that can consistently meet increased volume requirements on a national basis during peak promotional periods. We believe that our manufacturing flexibility, national presence, and long-standing customer relationships should allow us to compete effectively with other manufacturers seeking to provide similar products to our current large food service end purchasers, although no assurances can be given.

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

Refrigerated and Snack Food Products

Our refrigerated and snack food products division sells approximately 200 different items through customer owned distribution centers and a direct store delivery network serving approximately 18,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.

Refrigerated and Snack Food Products — Customers

Our customers are comprised of large retail chains and smaller “independent” operators. This part of our business is highly competitive. Proper placement of our product lines is critical to selling success since most items could be considered “impulse” items which are often consumed shortly after purchase. Our ability to sell successfully to this distribution channel depends on aggressive marketing and maintaining relationships with key buyers.

Refrigerated and Snack Food Products — Sales and Marketing

Our direct store delivery network consists of two separate divisions, refrigerated and non-refrigerated snack food products. Refrigerated snack food products are distributed through eight different regions located in the southwest, primarily operating in California, Arizona, and Nevada. Non-refrigerated snack food products are distributed across the United States and Canada. The regional sales managers perform several significant functions for us including identifying and developing new business opportunities and providing customer service and support to our customers. We also utilize the services of brokers, where appropriate, to support efficient product distribution and customer satisfaction. Independent distributors now serve approximately 3,200 customers of all types in areas impractical to serve by our Company-owned vehicles.

Product Planning and Research and Development

We continually monitor the consumer acceptance of each product within our extensive product line. Individual products are regularly added to and deleted from our product line. Historically, the addition or deletion of any individual product has not had a material effect on our operations in the current fiscal year. We believe that a key factor in the success of our products is our system of carefully targeted research and testing of our products to ensure high quality and that each product matches an identified market opportunity. The emphasis in new product introductions in the past several years has been in single service items. We are constantly searching to develop new products to complement our existing product line and improved processing techniques and formulas for our existing product line. We utilize an in-house test kitchen and consultants to research and experiment with unique food preparation methods, improve quality control and analyze new ingredient mixtures.

During fiscal year 2011, we rolled out a unique product line created to meet specific customer requirements. After a successful initial start-up period, the customer determined the product did not meet their specific requirements and we agreed to accept the return of these products. Upon inspection we concluded the product had no ready market value and we donated the product to a local food bank. Included in cost of products sold is a loss of $1,675,000 related to this donation.

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

Effect of Government Regulations

Our operations are subject to extensive inspection and regulation by the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (the “FDA”), and by other federal, state, and local authorities regarding the processing, packaging, storage, transportation, distribution, and labeling of products that we manufacture, produce and process.  Our processing facilities and products are subject to continuous inspection by the USDA and/or other federal, state, and local authorities.  The USDA has issued strict regulations concerning the control of listeria monocytogenes in ready-to-eat meat and poultry products and contamination by food borne pathogens such as E. coli and salmonella, and implemented a system of regulation known as the Hazard Analysis Critical Control Points (“HACCP”) program. The HACCP program requires all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements.  We believe that we are currently in compliance with governmental laws and regulations and that we maintain the necessary permits and licenses relating to our meat operations.

The U.S. Occupational Safety and Health Administration ("OSHA") oversees safety compliance and establishes certain employer responsibilities to help "assure safe and healthful working conditions" and keep the workplace free of recognized hazards or practices likely to cause death or series injury.   Failure to comply with regulations of OSHA could adversely affect our results of operation.  The Company was subjected to significant enforcement actions by OSHA during fiscal year 2011, despite what we consider an excellent compliance and safety record. We have accrued approximately $415,000 in estimated non-tax deductible penalties for these actions. While we are contesting many of these citations and proposed penalties, we have also taken advantage of the focus on this area to improve our existing programs and organizational structure with regard to safety, which will benefit the Company’s ongoing safety programs.

To date, federal, state, and local environmental laws and regulations, including those relating to the discharge of materials into the environment, have not had a material effect on our business.

Importance of Key Customers

Sales to Dollar General® comprised 9.0% revenues for fiscal year 2011.  Accounts receivable from Dollar General® was 20.2% of total accounts receivable at October 28, 2011. Sales to Wal-Mart® comprised 10.1% of revenues in fiscal 2010 and 9.4% of accounts receivable was due from Wal-Mart® at October 29, 2010.

Sources and Availability of Raw Materials

We purchase large quantities of pork, beef, and flour.  These ingredients are generally available from a number of different suppliers although the availability of these ingredients is subject to seasonal variation.  We build ingredient inventories to take advantage of downward trends in seasonal prices or anticipated supply limitations.

Employees

We had 517 employees at October 28, 2011, approximately 48% of whose employment relationship is governed by collective bargaining agreements. These agreements currently expire or expired (agreements covering 126 union employees) between February 2011 and March 2016.  We believe that our relationship with all of our employees is favorable and contracts will be settled favorably.

Executive Officers of the Registrant

The names, ages, and positions of all our executive officers as of January 1, 2012 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. William L. Bridgford is the son of Hugh Wm. Bridgford and the nephew of Allan L. Bridgford. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders. Three executive officers are full-time employees of our company,  Allan L. Bridgford works 60% of full-time effective March 2005, and Hugh Wm Bridgford works 80% of full time effective January 2011.

Name	Age	Position(s) with our company
Allan L. Bridgford	76	Senior Chairman and member of the Executive Committee
Hugh Wm. Bridgford	80	Vice President and Chairman of the Executive Committee
William L. Bridgford	57	Chairman and member of the Executive Committee
John V. Simmons	56	President and member of the Executive Committee
Raymond F. Lancy	58	Chief Financial Officer, Executive Vice President, Treasurer and member of the Executive Committee

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

The food industry, and the markets within the food industry in which we compete, are subject to various risks, including the following: evolving consumer preferences, nutritional and health-related concerns, federal, state and local food inspection and processing controls, consumer product liability claims, risks of product tampering, and the availability and expense of liability insurance. The meat and poultry industries are subject to scrutiny due to the association of meat and poultry products with recent outbreaks of illness, and on rare occasions even death, caused by food borne pathogens. Product recalls are sometimes required in the food industry to withdraw contaminated or mislabeled products from the market.  Additionally, the failure to identify and react appropriately to changes in consumer trends, demands and preferences could lead to, among other things, reduced demand and price reduction for our products.  Further, we may be adversely affected by changes in domestic or foreign economic conditions, including inflation or deflation, interest rates, availability of capital markets, consumer spending rates, and energy availability and costs (including fuel surcharges).  These and other general risks related to the food industry, if realized by us, could have a significant adverse effect on demand for our products, as well as the costs and availability of raw materials, ingredients and packaging materials, thereby negatively affecting our operating results and financial position.

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

Our operating results are heavily dependent upon the prices paid for raw materials. The marketing of our value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets.   While fluctuations in significant cost structure components, such as ingredient commodities and fuel prices, have had a significant impact on profitability over the last three years, the impact of general price inflation on our financial position and results of operations has not been significant. Future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

We are subject to extensive government regulations and a failure to comply with such regulations could negatively impact our financial results.

Our operations are subject to extensive inspection and regulation by the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (the “FDA”), and by other federal, state, and local authorities regarding the processing, packaging, storage, transportation, distribution, and labeling of products that are manufactured, produced and processed by us. Our processing facilities and products are subject to continuous inspection by the USDA and/or other federal, state, and local authorities. The USDA has issued strict policies concerning the control of listeria monocytogenes in ready-to-eat meat and poultry products and contamination by food borne pathogens such as E. coli and salmonella, and established a system of regulation known as the Hazard Analysis Critical Control Points (“HACCP”) program. The HACCP program requires all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements. We believe that we are currently in compliance with governmental laws and regulations and that we maintain necessary permits and licenses relating to our meat operations.

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

Our executive officers and certain other key employees have been primarily responsible for the development and expansion of our business, and the loss of the services of one or more of these individuals could adversely affect us.  Our success will be dependent in part upon our continued ability to recruit, motivate, and retain qualified personnel. We can not assure that we will be successful in this regard. We have no employment or non-competition agreements with key personnel.

We depend on our major customers and any loss of such customers could have a negative impact on our profitability.

We could suffer significant reductions in revenues and operating income if we lost one or more of our largest customers, including Dollar General®, which accounted for 20.2% of accounts receivable in fiscal year 2011.  Many of our customers, such as supermarkets, warehouse clubs, and food distributors have consolidated in recent years.  Such consolidation has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories while demanding lower pricing and increased promotional programs. These customers also may use their shelf space for their own private label products.  Failure to respond to these trends could reduce our volume and cause us to lower prices or increase promotional spending for our product lines which could adversely affect our profitability.

With more than 80% concentration of beneficial ownership of our stock held by the Bridgford family, there are risks that they can exert significant influence or control over our corporate matters.

Members of the Bridgford family beneficially own, in the aggregate, approximately 81% of our outstanding stock. In addition, three members of the Bridgford family serve on the Board of Directors.  As a result, members of the Bridgford family have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our shareholders, including amendments to by-laws, election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions.  This concentration of ownership may also delay or prevent a change in control otherwise favored by our other shareholders and could depress our stock price. Additionally, as a result of the Bridgford family’s significant ownership of the outstanding voting stock, we have relied on the “controlled company” exemption from certain corporate governance requirements of the NASDAQ stock market. Therefore, we have elected not to implement the rule that provides for a nominating committee to identify and recommend nominees to the Board of Directors and have instead elected to have the full Board of Directors perform such function.  Additionally, pursuant to this exemption, our compensation committee, which is made up of independent directors, does not have sole authority to determine the compensation of our executive officers, including our Chairman of the Board.

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

Item 3.          Legal Proceedings

No material legal proceedings were pending against us at October 28, 2011 or as of the date of filing of this Annual Report on Form 10-K. We are likely to be subject to claims arising from time to time in the ordinary course of our business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on us. Any adverse litigation trends and outcomes could significantly and negatively affect our financial results.

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

Fiscal Year 2011	High	Low	Cash Dividends Paid
First Quarter	$14.25	$11.37	$0.10
Second Quarter	$12.38	$10.76	$0.00
Third Quarter	$10.81	$6.84	$0.00
Fourth Quarter	$12.15	$8.90	$0.00

Fiscal Year 2010	High	Low	Cash Dividends Paid
First Quarter	$11.41	$7.27	$0.10
Second Quarter	$13.02	$9.77	$0.00
Third Quarter	$16.84	$11.48	$0.00
Fourth Quarter	$15.63	$11.54	$0.00

On January 11, 2012, the closing sale price for our common stock on the Nasdaq Global Market was $10.00 per share. As of January 11, 2012, there were 274 shareholders of record in our common stock.

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

Repurchases of Equity Securities by the Issuer

During fiscal year 2011, we repurchased an aggregate of 129,900 shares of our common stock for $1,312,000 pursuant to our repurchase plan previously authorized by the Board of Directors.  The following table provides information regarding our repurchases of common stock in each of the four periods comprising the fourth quarter of fiscal year 2011.

	Total Number of		Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Period (1)	Shares Purchased	Average Price Paid Per Share	or Programs (2)	or Programs (2)
July 9, 2011 - August 5, 2011 (4 weeks)	28,826	$11.41	28,826	252,127
August 6, 2011 - September 2, 2011 (4 weeks)	6,315	$10.15	6,315	245,812
September 3, 2011 - September 30, 2011 (4 weeks)	4,008	$9.68	4,008	241,804
October 1, 2011 - October 28, 2011 (4 weeks)	561	$9.66	561	241,243
Total	39,710	$11.01	39,710

(1)	The periods shown are our fiscal periods during the sixteen-week quarter ended October 28, 2011.

(2)
All repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on December 12, 2011 and continuing through and including October 13, 2012, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of October 28, 2011, the total maximum number of shares that may be purchased under the Purchase Plan is 241,243 at a purchase price not to exceed $12.00 per share for a total maximum aggregate price (exclusive of commission) of $2,894,916.

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

Results of Operations (in thousands except percentages)

Fiscal Year Ended October 28, 2011 (52 weeks) Compared to Fiscal Year Ended October 29, 2010 (52 weeks)

Net Sales-Consolidated

Net sales in fiscal 2011 increased $608 (0.5%) when compared to the prior year.  The changes in net sales were comprised as follows:

Impact on Net Sales - Consolidated
Selling price per pound	4.2%	$5,499
Unit volume in pounds	-3.5%	(4,490)
Returns activity	-0.3%	(431)
Promotional activity	0.1%	30
Increase (decrease) in net sales	0.5%	$608

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment in fiscal 2011 increased $665 (1.2%) compared to the prior year.  The changes in net sales were comprised as follows:

Impact on Net Sales - Frozen Food Products Segment
Selling price per pound	4.0%	$2,418
Unit volume in pounds	-3.2%	(1,916)
Returns activity	-0.1%	(35)
Promotional activity	0.5%	198
Increase (decrease) in net sales	1.2%	$665

Net Sales-Refrigerated and Snack Food Products Segment

Net sales, excluding intersegment sales, in the Refrigerated and Snack Food Products segment in fiscal 2011 decreased $57 (0.1%) compared to the prior year. The changes in net sales were comprised as follows:

Impact on Net Sales - Refrigerated and Snack Food Products Segment
Selling price per pound	4.4%	$3,081
Unit volume	-3.7%	(2,574)
Returns activity	-0.6%	(396)
Promotional activity	-0.2%	(168)
Increase (decrease) in net sales	-0.1%	$(57)

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold in fiscal 2011 increased $10,173 (14.4%) compared to the prior year.  Higher meat and flour commodities costs of $4,187 were the primary contributor to this increase. We also incurred a significant product loss in the amount of $1,675 as well as higher production labor of $648. Lower overall production volumes increased unit overhead and unfavorable product mix changes also increased cost of sales compared to the prior year. The gross margin decreased to 31.7% in fiscal year 2011 from 40.0% in fiscal year 2010. In addition to the factors previously noted, this margin decline resulted from the Company’s shift to lower margin, plant to customer warehouse direct shipments, rather than using our direct store delivery system.

Cost of Products Sold and Gross Margin–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment in fiscal 2011 increased $1,668 (5.3%) compared to the prior year.   Higher flour commodity costs in fiscal 2011 were the primary contributing factor causing this increase.   The gross margin in the Frozen Food Products segment decreased from 41.3% in fiscal 2010 to 39.0% in fiscal 2011.  The cost of purchased flour increased approximately $1,219 in fiscal 2011 compared to the prior year.

Cost of Products Sold and Gross Margin–Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products segment in fiscal 2011 increased $8,371 (20.9%) compared to the prior year.   The cost of major meat commodities increased approximately $2,968 in fiscal 2011 compared to the prior year.  Production labor also increased $551 compared to the prior year.  The gross margin in the Refrigerated and Snack Food Products segment decreased from 38.9% in fiscal 2010 to 25.5% in fiscal 2011.  During fiscal 2011, we rolled out a unique product line created to meet specific customer requirements.  After a successful initial start-up period the customer determined the product did not meet their specific requirements and the Company agreed to accept the return of these products. Upon inspection, we concluded that the product had no ready market and we donated the product to a local food bank. Included in cost of products sold is a loss of $1,675 related to this donation

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses in fiscal 2011 decreased $2,930 (7.0%) when compared to the prior year.  The decrease in this category did not directly correspond to the change in sales.

The table below summarizes the primary expense variances in this category:

	52 Weeks Ended		Expense/Loss
	October 28, 2011	October 29, 2010	Increase (Decrease)
Wages and bonus	14,222	16,483	(2,261)
Benefits-healthcare	2,195	2,874	(679)
Penalties	531	40	491
Bad debts	126	(351)	477
Depreciation	292	538	(246)
Other	21,273	21,985	(712)
Total	38,639	41,569	(2,930)

Average employee headcount declined in the 2011 fiscal year compared to the prior year which decreased wages. Lower profitability levels decreased bonus payments to employees.  The Company’s self-insured healthcare benefit expense was lower due to favorable experience trends.  The Company incurred significant OSHA of approximately $415 penalties during fiscal 2011.  The Company released a significant portion of the allowance for doubtful accounts during the fourth quarter of fiscal 2010 due to favorable trends in the accounts receivable aging. In fiscal year 2011, the Company incurred a significant loss due to the bankruptcy of a customer in the amount of $69.  Depreciation has declined in recent years due to a portion of the Company's assets becoming fully depreciated during fiscal 2011.

Selling, General and Administrative Expenses-Frozen Food Products Segment

Selling, general and administrative expenses in the Frozen Food Products segment in fiscal 2011 increased $305 (1.8%) compared to the prior year.  Increases in this category were caused by increased profit sharing expenses and promotional costs as a result of higher product mix profitability.  A reserve for OSHA penalties was recorded during fiscal 2011. In addition, a significant portion of the bad debt reserve was released in fiscal 2010.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

Selling, general and administrative expenses in the Refrigerated and Snack Food segment in fiscal 2011 decreased $3,225 (13.1%) compared to the prior year.  The Company continued to expand its warehouse business during fiscal 2011 which resulted in a reduction in direct selling expenses including labor commissions.  Improved experience in healthcare and workers’ compensation claims resulted in lower cost in this category.

Income Taxes

The effective income tax rate was 60.2% and 21.8% in fiscal years 2011 and 2010, respectively. In fiscal year 2011, the effective income tax rate differed from the applicable mixed statutory rate of approximately 39.6% primarily due to recording a full valuation allowance of $11,476 (refer to Note 4 of Notes to the Consolidated Financial Statements) on our deferred tax assets.  The 2011 benefit on taxes on income of $669 consists of minimum federal and state income taxes.  In fiscal year 2010, the effective income tax rate differed from the applicable mixed statutory rate of approximately 39.6% primarily due to recording a full valuation allowance on our deferred tax assets of $8,049 (refer to Note 4 of Notes to the Consolidated Financial Statements).  The 2010 provision for taxes on income of $1,204 consists of minimum federal and state income taxes.

Liquidity and Capital Resources (in thousands except share amounts)

Our need for operations growth, capital expenses and share repurchases are expected to be met with cash flows provided by operating activities. We funded additions to property, plant and equipment in the amount of $1,852, share repurchases of $1,312 and cash dividends of $932.  For fiscal year 2010, net cash provided by operating activities was $4,714.  We funded additions to property, plant and equipment in the amount of $1,769, share repurchases of $277 and cash dividends of $933 from cash balances.  As a result our available cash balance decreased by $6,362 during the 2011 fiscal year.

Cash flows from operating activities:

	2011	2010

Net (loss) income	$(443)	$4,319
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,802	2,168
Provision (recovery) for losses on accounts receivable	126	(351)
Gain on sale of property, plant and equipment	(15)	(31)
Deferred income taxes, net	(3,427)	395
Tax valuation allowance	3,427	(395)
Changes in operating working capital	(3,790)	(1,391)
Net cash (used) provided by operating activities	$(2,320)	$4,714

For fiscal year 2011, net cash used by operating activities was $2,320.

         Significant changes in operating working capital are as follows:

2011 – Operating cash flows decreased primarily due to net loss of $443 and significant increases in accounts receivable of $2,219.  Operating cash flows also decreased due to an increase of inventories and other non-current assets.  An increase in accounts payable of $882 as well as non-cash depreciation expense of $1,802 partially offset the cash flow decreases during 2011.  During the 2011 fiscal year we funded $1,175 toward our defined benefit pension plan.

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

Cash used in investing activities:

	2011	2010
Proceeds from sale of property, plant and equipment	$54	$40
Proceeds from sale of equity securities	-	-
Additions to property, plant and equipment	(1,852)	(1,769)
Net cash used in investing activities	$(1,798)	$(1,729)

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

The table below highlights the additions to property, plant and equipment for the fifty-two weeks ended:

	October 28, 2011	October 29, 2010
Temperature control	$905	$76
Processing equipment	508	998
Packaging lines	284	65
Office and building improvements	137	62
Delivery vehicles	83	125
Computer software and hardware	14	150
Quality control	5	75
Projects in process	(84)	218
Additions to property, plant and equipment	$1,852	$1,769

Cash used in financing activities:

	2011	2010
Shares repurchased	$(1,312)	$(277)
Dividends Paid	(932)	(933)
Net cash used in financing activities	$(2,244)	$(1,210)

During fiscal year 2011, we repurchased an aggregate of 129,900 shares of our common stock for $1,312 pursuant to our repurchase plan previously authorized by the Board of Directors.

We have remained free of interest-bearing debt for twenty-five consecutive years. We maintain a line of credit with Wells Fargo & Company that expires March 1, 2013. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s prime rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a quick ratio not less than 1.0 to 1.0 and a minimum net income after tax.  The Company was in violation of the tangible net worth and net income covenants which were subsequently waived (per letter dated January 17, 2012). The Company is currently in compliance with all provisions of the agreement. There were no borrowings under this line of credit during the 2011 fiscal year.  Management believes that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for fiscal 2012.

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

Contractual Obligations

We have remained free of interest bearing debt for twenty-five consecutive years and had no other debt or other contractual obligations at October 28, 2011.

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

Disclosure concerning our policies on credit risk, revenue recognition, cash surrender or contract value for life insurance policies, deferred income tax and the recoverability of our long-lived assets are provided in Notes 1 and 4 of Notes to the Consolidated Financial Statements.

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

The consolidated financial statements required by this Item and are set forth under Item 15.

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

Changes in Internal Control over Financial Reports

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law by the President on July 21, 2010, permanently exempts small public companies with less than $75 million in market capitalization, such as the Company, from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. As a result, an attestation report on internal controls over financial reporting by an independent registered public accounting firm will no longer be required. Section 404(a) is still effective for smaller public companies and requires the disclosure of management attestations on internal controls over financial reporting.  Commencing with the fiscal year ended October 31, 2008, we are required to issue a management report on internal control over financial reporting, with each Annual Report on Form 10-K thereafter.

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

Management assessed the effectiveness of our internal control over financial reporting for our fiscal year ended October 28, 2011.  Based on management’s assessment and the above-referenced criteria, management believes that the internal control over financial reporting for our fiscal year ended October 28, 2011 was effective.

Item 9B.           Other Information

Not applicable.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Information set forth in the sections entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders to be held on March 21, 2012 is incorporated herein by reference. Information concerning our executive officers is set forth in Part I, Item 1, hereof under the heading “Executive Officers of the Registrant”.

Item 11.          Executive Compensation

Information set forth in the section entitled “Compensation of Executive Officers” contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders to be held on March 21, 2012 is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information set forth in the section entitled “Principal Shareholders and Management” contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders to be held on March 21, 2012 is incorporated herein by reference.

Equity Compensation Plan Information

Not applicable.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

Information set forth in the sections entitled “Proposal 1 – Election of Directors” and “Certain Relationships and Related Party Transactions” contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders to be held on March 21, 2012 is incorporated herein by reference.

We are considered a “controlled company” within the meaning of Rule 5615(c)(1) of the NASDAQ Listing Rules based on the approximate 81% beneficial ownership of  our outstanding common stock by Bridgford Industries Incorporated and are therefore exempted from various NASD rules pertaining to certain “independence” requirements of our directors. Nevertheless, the Board of Directors has determined that Messrs. Andrews, Foster, Scott and Zippwald, who together comprise the Audit Committee, are all “independent directors” within the meaning of Rule 5605 of the NASDAQ Listing Rules.

Our general legal counsel is the son of the former senior chairman of the board of directors.  For these services, he currently is paid a fee of one thousand six hundred dollars for each meeting attended. Total fees paid under this arrangement for fiscal year 2011 were $19,000 In addition, legal services are performed on our behalf and billed by a firm in which he is a partner.  Total fees billed under this arrangement for fiscal year 2011 were approximately $62,000.

Item 14.          Principal Accountant Fees and Services

Information set forth in the sections entitled “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit Services And Permissible Non-Audit Services of Independent Accountants”   contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders to be held on March 21, 2012 is incorporated herein by reference.

PART IV

Item 15.          Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements . The following documents are filed as a part of this report:

(2)  Financial Statement Schedules

Not applicable for smaller reporting company.

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
Date: January 17, 2012

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

Signature	Title	Date

/s/ WILLIAM L. BRIDGFORD	Chairman	January 17, 2012
William L. Bridgford	(Principal Executive Officer)

/s/ BRUCE H. BRIDGFORD	Director	January 17, 2012
Bruce H. Bridgford

/s/ JOHN V. SIMMONS	President & Director	January 17, 2012
John V. Simmons

/s/ RAYMOND F. LANCY	Chief Financial Officer	January 17, 2012
Raymond F. Lancy	(Principal Financial and Accounting Officer)

/s/ TODD C. ANDREWS	Director	January 17, 2012
Todd C. Andrews

/s/ RICHARD A. FOSTER	Director	January 17, 2012
Richard A. Foster

/s/ ALLAN BRIDGFORD JR.	Director	January 17, 2012
Allan Bridgford Jr.

/s/ D. GREGORY SCOTT	Director	January 17, 2012
D. Gregory Scott

/s/ PAUL R. ZIPPWALD	Director	January 17, 2012
Paul R. Zippwald

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Bridgford Foods Corporation

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation (the "Company") as of October 28, 2011and October 29, 2010  and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridgford Foods Corporation as of October 28, 2011 and October 29, 2010 and the results of its consolidated operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
January 17, 2012

BRIDGFORD FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
October 28, 2011 and October 29, 2010
(in thousands, except per share amounts)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$9,324	$15,686
Accounts receivable, less allowance for doubtful accounts of $124 and $80, respectively and promotional allowances of $2,289 and $1,932, respectively	9,702	7,609
Inventories, less reserves of $318 and $166, respectively	16,888	16,307
Prepaid expenses	340	291
Refundable income taxes	1,036	1,594
Deferred income taxes, less valuation allowance of $2,432 and $2,478, respectively	-	-
Total current assets	37,290	41,487

Property, plant and equipment, net of accumulated depreciation of $55,622 and $56,007, respectively	7,903	7,892
Other non-current assets	11,773	11,144
Deferred income taxes, less valuation allowance of $9,044 and $5,571, respectively	-	-
Total assets	$56,966	$60,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,246	$3,364
Accrued payroll, advertising and other expenses	5,590	5,532
Current portion of non-current liabilities	3,439	2,755
Total current liabilities	13,275	11,651

Non-current liabilities	18,853	12,672
Total liabilities	32,128	24,323

Contingencies and commitments (Notes 3, 5 and 6)

Shareholders’ equity:
Preferred stock, without par value Authorized - 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value Authorized - 20,000 shares; issued and outstanding – 9,198 and 9,328	9,255	9,385
Capital in excess of par value	9,214	10,396
Retained earnings	23,096	24,471
Accumulated other comprehensive loss	(16,727)	(8,052)
Total shareholders’ equity	24,838	36,200
Total liabilities and shareholders’ equity	$56,966	$60,523

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended October 28, 2011 and October 29, 2010
(in thousands, except per share amounts)

	2011	2010

Net sales	$118,263	$117,655

Cost of products sold	80,736	70,563

Gross margin	37,527	47,092

Selling, general and administrative expenses	38,639	41,569

(Loss) income before taxes	(1,112)	5,523

(Benefit) provision for income taxes	(669)	1,204

Net (loss) income	$(443)	$4,319

Basic (loss) earnings per share	$(0.05)	$0.46

Shares used to compute basic earnings per common share	9,277,515	9,334,004

See accompanying notes to consolidated financial statements

BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended October 28, 2011 and October 29, 2010
(in thousands)

	2011	2010
Net (loss) income	$(443)	$4,319
Defined benefit pension plans:
Actuarial (loss) gain unrecognized	(8,308)	561
Prior service cost	(4)	1
Other benefit	-	27
Other comprehensive (loss) income from defined benefit plans	(8,312)	589
Other postretirement benefit plans:
Actuarial (loss) gain	(405)	75
Prior service cost	42	(6)
Other benefit	-	10
Other comprehensive (loss) income from other postretirement benefit plans	(363)	79

Other comprehensive (loss) income, before taxes	(8,675)	668

Taxes benefit (provision) on other comprehensive (loss) income	3,295	(239)
Valuation allowance on taxes from items of other comprehensive income	(3,295)	239

Change in other comprehensive (loss) income, net of tax	(8,675)	668

Comprehensive (loss) income	(9,118)	4,987

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended October 28, 2011 and October 29, 2010
(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance, October 30, 2009	9,355	9,412	10,646	21,085	(8,720)	32,423
Shares repurchased and retired	(27)	(27)	(250)	-	-	(277)
Cash dividends paid	-	-	-	(933)	-	(933)
Net income	-	-	-	4,319	-	4,319
Net change in defined benefit plans	-	-	-	-	589	589
Net change in other benefit plans	-	-	-	-	79	79
Balance, October 29, 2010	9,328	$9,385	$10,396	$24,471	$(8,052)	$36,200
Shares repurchased and retired	(130)	(130)	(1,182)			(1,312)
Cash dividends paid	-	-	-	(932)	-	(932)
Net loss	-	-	-	(443)	-	(443)
Net change in defined benefit plans	-	-	-	-	(8,312)	(8,312)
Net change in other benefit plans	-	-	-	-	(363)	(363)
Balance, October 28, 2011	9,198	9,255	9,214	23,096	(16,727)	24,838

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended October 28, 2011 and October 29, 2010
(in thousands)

	2011	2010

Cash flows from operating activities:
Net income	$(443)	$4,319
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,802	2,168
Provision (recovery) for losses on accounts receivable	126	(351)
Gain on sale of property, plant and equipment	(15)	(31)
Deferred income taxes, net	(3,427)	395
Tax valuation allowance	3,427	(395)
Changes in operating assets and liabilities:
Accounts receivable	(2,219)	2,460
Inventories	(581)	(712)
Prepaid expenses	(50)	330
Refundable income taxes	558	(1,426)
Other non-current assets	(632)	(527)
Accounts payable	882	(863)
Accrued payroll, advertising and other expenses	58	212
Current portion of non-current liabilities	674	(885)
Non-current liabilities	(2,480)	20
Net cash (used) provided by operating activities	(2,320)	4,714
Cash used in investing activities:
Proceeds from sale of property, plant and equipment	54	40
Additions to property, plant and equipment	(1,852)	(1,769)
Net cash used in investing activities	(1,798)	(1,729)
Cash used in financing activities:
Shares repurchased	(1,312)	(277)
Cash dividends paid	(932)	(933)
Net cash used in financing activities	(2,244)	(1,210)
Net increase (decrease) in cash and cash equivalents	(6,362)	1,775

Cash and cash equivalents at beginning of year	15,686	13,911
Cash and cash equivalents at end of year	$9,324	$15,686

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$179	$2,710

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts, time periods and percentages)

NOTE 1- The Company and Summary of Significant Accounting Policies:

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All inter-company transactions have been eliminated.

Use of estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Amounts estimated related to liabilities for pension benefits, self-insured workers’ compensation and employee healthcare benefits are subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which may vary from current estimates. Other areas with underlying estimates include realization of deferred tax assets, cash surrender or contract value for life insurance policies, promotional allowances and the allowance for doubtful accounts and inventory reserves.  Management believes its current estimates are reasonable and based on the best information available at the time.

We are required to test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an impairment is indicated, we must measure the fair value of assets to determine if and when adjustments are to be recorded.

Significant Fourth Quarter Adjustments

During fiscal 2011, we rolled out a unique product line created to meet specific customer requirements. After a successful initial start-up period the customer determined the product did not meet their specific requirements and the company agreed to accept the return of these products. Upon inspection, we concluded that the product had no ready market and we donated the product to a local food bank. Included in cost of products sold is a fourth quarter loss of $1,675 related to this donation.

Subsequent events

Management has evaluated events subsequent to October 28, 2011 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

Concentrations of credit risk

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The carrying amount of cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate fair market value due to the short maturity of these instruments. We maintain cash balances at financial institutions, which may at times exceed the amounts insured by the Federal Deposit Insurance Corporation. However, management does not believe there is significant credit risk associated with these financial institutions. The provision for doubtful accounts receivable is based on historical trends and current collectability risk. We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. Sales to Dollar General® comprised 9.0% of revenues in fiscal year 2011 and 20.2% of accounts receivable was due from Dollar General® at October 28, 2011. Sales to Wal-Mart® comprised 10.1% of revenues in fiscal year 2010 and 9.4% of accounts receivable was due from Wal-Mart® at October 29, 2010.

Business segments

Our Company and its subsidiaries operate in two business segments - the processing and distribution of frozen foods, and the processing and distribution of refrigerated and snack food products.  See Note 7 to the financial statements for further information.

Fiscal year

We maintain our accounting records on a 52-53 week fiscal basis. Fiscal years 2011 and 2010 included 52 weeks.

Revenues

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through a Company owned direct store delivery system. These delivery costs, $4,947 and $5,315 for 2011 and 2010, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements.  The Company also uses independent distributors to deliver products in remote geographic areas of the country.   Revenues are recognized upon shipment to the distributor, net of return allowances.  Historically, returns from distributors have been minimal.  The distributor pays for these products in full, typically within 15 days, and such payment is not contingent upon payment from the large chain stores.  As a convenience to certain large chain stores, we bill these customers on behalf of the distributor.

We record promotional and returns allowances based on recent and historical trends.  Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product terms.  Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates.  Promotional allowances deducted from sales for fiscal years 2011 and 2010 were $7,742 and $7,629, respectively.

Advertising expenses

Advertising and other promotional expenses are recorded as selling, general and administrative expenses.  Advertising expenses for fiscal years 2011 and 2010 were $3,462 and $3,530, respectively.

Cash and cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills. We had cash equivalents of $9,324 at October 28, 2011 and $15,686 at October 29, 2010. All cash and cash equivalents at October 28, 2011 were held as cash balances at Wells Fargo & Company banks.

Fair value measurements

We classify levels of inputs to measure the fair value of financial assets as follows:

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

We provide tax accruals for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these accruals requires judgments about tax issues, potential outcomes and timing. (See Note 4 to the Consolidated Financial Statements). Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and additional minimum pension liability adjustments.

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

In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance on “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" changing how existing fair value guidance is applied and expanding disclosure requirements. The updated guidance is to be applied prospectively and is effective for the Company's interim and annual periods beginning after December 15, 2011, which will be effective for us beginning the first quarter of fiscal 2013. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income either in a single continuous statement of comprehensive income or in two separate successive statements of net income and other comprehensive income. This guidance is effective for financial statements issued fiscal years, and interim periods within those years, beginning after December 15, 2011. However, we elected to adopt this pronouncement in 2011. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

NOTE 2- Composition of Certain Financial Statement Captions:

	2011	2010
Inventories:
Meat, ingredients and supplies	$5,434	$3,155
Work in process	1,549	1,192
Finished goods	9,905	11,960
	$16,888	$16,307
Property, plant and equipment:
Land	$1,807	$1,807
Buildings and improvements	13,647	13,558
Machinery and equipment	41,929	41,821
Asset impairment	(234)	(233)
Transportation equipment	6,031	6,516
Construction in process	345	430
	63,525	63,899
Accumulated depreciation	(55,622)	(56,007)
	$7,903	$7,892

Other non-current assets:
Cash surrender value benefits	$11,615	$11,134
Other	158	10
	$11,773	$11,144
Accrued payroll, advertising and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$3,626	$3,603
Accrued advertising and broker commissions	1,149	1,182
Property taxes	321	322
Others	494	425
	$5,590	$5,532

Current portion of non-current liabilities (Note 3):
Defined benefit retirement plan	$2,003	$1,175
Executive retirement plans	501	500
Incentive compensation	878	1,023
Post retirement healthcare	57	57
	$3,439	$2,755

Non-current liabilities (Note 3):
Defined benefit retirement plan	$13,438	$6,878
Executive retirement plans	3,665	3,482
Incentive compensation	683	1,424
Post retirement healthcare	1,067	888
	$18,853	$12,672

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

Net pension cost consisted of the following:

	Years Ended
	2011	2010
Service cost	$141	$125
Interest cost	1,998	1,959
Expected return on plan assets	(2,321)	(1,995)
Amortization of unrecognized loss	437	428
Amortization of unrecognized prior service costs	1	1
Net pension cost	$256	$518

Net pension costs and benefit obligations are determined using assumptions as of the beginning of each fiscal year. Weighted average assumptions for each fiscal year are as follows:

	2011	2010
Discount rate	4.65%	5.45%
Rate of increase in salary levels	N/A	N/A
Expected return on plan assets	8.00%	8.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	2011	2010
Change in plan assets:
Fair value of plan assets - beginning of year	29,237	25,001
Employer contributions	1,175	1,943
Actual return on plan assets	951	3,300
Benefits paid	(1,056)	(1,007)
Fair value of plan assets - end of year	30,307	29,237
Change in benefit obligations:
Benefit obligations - beginning of year	$37,289	$35,042
Service cost	141	125
Interest cost	1,998	1,959
Actuarial loss	7,376	1,170
Benefits paid	(1,056)	(1,007)
Benefit obligations - end of year	45,748	37,289
Funded status of the plans	(15,441)	(8,052)
Unrecognized prior service costs	4	6
Unrecognized net actuarial loss	17,951	9,641
Net amount recognized	$2,514	$1,595

Current accounting principles require that an internal rate of return analysis be included in the discount rate selection process.  The discount rates were based on Citigroup Pension Liability Index as of October 28, 2011 and October 29, 2010.

Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted-average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. Our expected employer contribution to the plan in fiscal year 2012 is $2,003.

The actual and target allocation for plan assets are as follows:

Asset Class	2011	Target Asset Allocation	2010	Target Asset Allocation
Large Cap Equities	33.4%	35.0%	37.4%	40.0%
Mid Cap Equities	0.00%	0.0%	0.0%	0.0%
Small Cap Equities	11.7%	10.0%	3.5%	5.0%
International (including Non-U.S. Fixed Income)	22.0%	25.0%	22.2%	25.0%
Fixed Income	28.4%	26.0%	27.3%	26.0%
Other (Government/Corporate, Bonds)	1.9%	2.0%	2.0%	2.0%
Cash	2.6%	2.0%	7.6%	2.0%
Total	100.0	100.0	100.0%	100.0%

The fair value of our pension plan assets and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	Year Ended 2011
	Level 1	Level 2	Level 3	Total

Total plan assets	30,307	-	-	30,307

Expected payments for the pension benefits are as follows:

Fiscal Years	Pension Benefits
2012	$1,260
2013	$1,406
2014	$1,512
2015	$1,656
2016	$1,728
2017-2021	$10,742

Executive Retirement Plans

Non-Qualified Deferred Compensation

Effective January 1, 1991 we adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. We contribute an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination or attainment of retirement age. No benefit expense was recorded under these plans for fiscal years 2011 and 2010.

Supplemental Executive Retirement Plan

In fiscal year 1991, we adopted a non-qualified supplemental retirement plan for certain key employees.  Benefits provided under the plan are equal to 60% of the employee’s final average earnings, less amounts provided by our defined benefit pension plan and amounts available through Social Security.

Benefits payable related to these plans and included in the accompanying financial statements were $4,166 and $3,982 at October 28, 2011 and October 29, 2010, respectively. In connection with this arrangement we are the beneficiary of life insurance policies on the lives of certain key employees and retirees. The aggregate cash surrender value of these policies, included in non-current assets, was $11,615 and $11,134 at October 28, 2011 and October 29, 2010, respectively.

Expected payments for executive postretirement benefits are as follows:

Fiscal Years	Executive Postretirement Benefits
2012	$506
2013	$506
2014	$516
2015	$472
2016	$281
2017-2021	$1,136

Incentive Compensation Plan for Certain Key Executives

We provide an incentive compensation plan for certain key executives, which is based upon our pretax income. The payment of these amounts is generally deferred over three or five-year periods. The total amount payable related to this arrangement was $1,561 and $2,447 at October 28, 2011 and October 29, 2010, respectively. Future payments are approximately $878, $473, $115, $68 and $27 for fiscal years 2012 through 2016, respectively.

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

Net periodic postretirement healthcare cost consisted of the following:

	Years Ended
	2011	2010
Service cost	$22	$18
Interest cost	59	82
Amortization of prior service cost	75	75
Amortization of actuarial loss	(18)	(20)
Net periodic postretirement healthcare cost	$138	$155

Weighted average assumptions for the fiscal years ended October 28, 2011 and October 29, 2010 are as follows:

	2011	2010
Discount rate	4.45%	5.45%
Medical trend rate next year	9.50%	9.50%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2020	2020

The table below shows the estimated effect of a 1% increase in healthcare cost trend rate on the following:

	2011	2010
Interest cost plus service cost	$9	$8
Accumulated postretirement healthcare obligation	$133	$91

The table below shows the estimated effect of a 1% decrease in healthcare cost trend rate on the following:

	2011	2010
Interest cost plus service cost	$(8)	$(6)
Accumulated postretirement healthcare obligation	$(109)	$(76)

The healthcare obligation and funded status of this plan as of the fiscal years ended are as follows:

	2011	2010
Change in accumulated postretirement healthcare obligation:
Healthcare obligations - beginning of year	$945	$1,066
Service cost	21	18
Interest cost	59	82
Actuarial loss (gain)	136	(201)
Benefits paid	(37)	(20)
Healthcare obligations - end of year	$1,124	$945
Funded status of the plans	1,124	945
Unrecognized prior service costs	-	75
Unrecognized net actuarial (gain) loss	(112)	(265)
Unrecognized amounts recorded in other comprehensive income	112	190
Postretirement healthcare liability	$1,124	$945

Expected payments for the postretirement benefits are as follows:

Fiscal Years	Postretirement Heathcare Benefits
2011	$57
2012	$57
2013	$57
2014	$56
2015	$55
2016 -2020	$374

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

During the fiscal year ended November 3, 2006, we implemented a qualified 401(K) retirement plan (the “Plan”) for our sales, administrative, supervisory and certain other employees. During fiscal years 2011 and 2010, we made total employer contributions to the Plan in the amounts of $408 and $421, respectively.

NOTE 4- Income Taxes:

The provision for taxes on income includes the following:

	2011	2010
Current:
Federal	$(603)	$749
State	(66)	455
	(669)	1,204

Deferred:
Federal	-	-
State	-	-

	$(669)	$1,204

The total tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	2011	2010
Provision for federal income taxes at the applicable statutory rate	$(378)	$1,878
Increase in provision resulting from state income taxes, net of federal income tax benefit	(98)	65
Research & development tax credit	-	(4)
Non-taxable life insurance gain	(163)	(190)
Benefits of tax law changes - state	(114)	-
Change in valuation allowance	(4)	(595)
Other, net	88	50
	$(669)	$1,204

Deferred income taxes result from differences in the bases of assets and liabilities for tax and accounting purposes.

	2011	2010
Receivables allowance	$53	$34
Returns allowance	180	217
Inventory packaging reserve	76	61
Inventory capitalization	254	333
Incentive compensation	361	275
State taxes	16	143
Employee benefits	1,483	1,371
Other	9	44
Valuation allowance	(2,432)	(2,478)
Current tax assets, net	$-	$-

State taxes	$282	$280
Incentive compensation	290	609
Pension and health care benefits	7,789	4,705
Depreciation	(801)	(210)
Net operating loss carry-forward and credits	1,484	187
Valuation allowance	(9,044)	(5,571)
Non-current tax assets, net	$-	$-

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

Management reevaluated the need for a full valuation allowance at the end of 2011.  Management evaluated both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance will remain against the net deferred tax assets.

As of October 28, 2011, the Company had federal and state net operating loss carryforwards of approximately $4,223 and $4,793 respectively.  These loss carryforwards will expire at various dates from 2012 through 2028.

In July 2006, the FASB issued guidance to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also discussed derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect, if any, of applying this guidance is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.  The provisions of this guidance have been incorporated into Accounting Standards Codification ("ASC") 740-10.

As of October 28, 2011, we have provided a liability of $105 for unrecognized tax benefits related to various federal and state income tax matters. This entire amount would reduce our effective income tax rate if the asset is recognized in future reporting periods.  We have not identified any new unrecognized tax benefits.

As of October 29, 2010, we have provided a liability of $95 for unrecognized tax benefits related to various federal and state income tax matters.  This entire amount would reduce our effective income tax rate if the asset is recognized in future reporting periods.  We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2011	2010
Balance at beginning of year	$95	$103
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	10	29
Reductions for tax positions of prior years	-	(2)
Settlements	-	(35)

Balance at end of year	$105	$95

We recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of October 28, 2011, we had approximately $2 in accrued interest and penalties which is included as a component of the $105 unrecognized tax benefit noted above.

During the year ended October 29, 2010, the Internal Revenue Service settled its audit of our U.S. federal income tax returns for November 1, 2002, October 31, 2003, November 3, 2006 and November 2, 2007. This settlement resulted in the reversal of $35 of unrecognized tax benefits associated with R&D credits we reported, which increased our tax expense by $5.  Our federal income tax returns are open to audit under the statute of limitations for the years ended October 31, 2008 through 2010.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2007 through 2010.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 5- Line of Credit:

Under the terms of a revolving line of credit with Wells Fargo & Company, we may borrow up to $2,000 through March 1, 2013. The interest rate is at the bank’s reference rate unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a quick ratio not less than 1.0 to 1.0 and a minimum net income after tax.  The Company was in violation of the tangible net worth and net income covenants which were subsequently waived (per letter dated January 17, 2012). The Company is currently in compliance with all provisions of the agreement. There were no borrowings under this line of credit during the years ended October 28, 2011 or October 29, 2010.

NOTE 6- Contingencies and Commitments:

The Company leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements.

We leased certain transportation equipment under operating leases through 2011. The terms of the transportation leases provided for annual renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. Minimum rental payments were $350 in fiscal year 2011 and $382 in fiscal year 2010. Contingent payments were approximately $109 in fiscal year 2011 and $124 in fiscal year 2010.  Transportation equipment is currently rented on a month-to-month basis. The Company anticipates entering into new transportation equipment leases in fiscal year 2012.

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

The following segment information is for the years ended October 28, 2011 and October 29, 2010:

2011	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$54,680	63,583	-	-	118,263
Intersegment sales	-	1,094	-	(1,094)
Net sales	54,680	64,677	-	(1,094)	118,263
Cost of products sold	33,350	48,480	-	(1,094)	80,736
Gross margin	21,330	16,197	-	-	37,527
Selling, general and administrative expenses	17,074	21,441	124	-	38,639
Income (loss) before taxes	4,256	(5,244)	(124)	-	(1,112)

Total assets	$11,887	23,124	21,955	-	56,966
Additions to property, plant and equipment	$659	980	213	-	1,852

2010	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$54,015	$63,640	$-	$-	$117,655
Intersegment sales	-	1,228	-	(1,228)
Net sales	54,015	64,868	-	(1,228)	117,655
Cost of products sold	31,682	40,109	-	(1,228)	70,563
Gross margin	22,333	24,759	-	-	47,092
Selling, general and administrative expenses	16,769	24,666	134	-	41,569
Income (loss) before taxes	5,564	93	(134)	-	5,523

Total assets	$11,668	$20,937	$27,918	$-	$60,523
Additions to property, plant and equipment	$805	$954	$10	$-	$1,769

NOTE 8- Unaudited Interim Financial Information:

Not applicable to smaller reporting company.