Form 10-Q
period 2012-01-20
BRIDGFORD FOODS CORP
filed 2012-03-02
CIK 14177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 20, 2012

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
Yes [ ] No [ X ]

As of February 16, 2012 the registrant had 9,189,787 shares of common stock outstanding.

1 of 21

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Part I. Financial Information

Item 1. Financial Statements	Page

a. Condensed Consolidated Balance Sheets at January 20, 2012 (unaudited) and October 28, 2011	3

b. Condensed Consolidated Statements of Operations for the twelve weeks ended January 20, 2012 and January 21, 2011 (unaudited)	4

c. Condensed Consolidated Statements of Cash Flows for the twelve weeks ended January 20, 2012 and January 21, 2011 (unaudited)	5

d. Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

Item 4. Controls and Procedures	18

Part II. Other Information

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6. Exhibits	20

Signatures	21

Items 1, 3, 4, and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

2 of 21

Part I.  Financial Information
Item 1. a.
BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

ASSETS	January 20, 2012	October 28, 2011
	(Unaudited)
Current assets:

Cash and cash equivalents	$9,715	9,324
Accounts receivable, less allowance for doubtful accounts of $69 and $124, respectively, and promotional allowances of $2,623 and $2,289, respectively	9,104	9,702
Inventories, less inventory reserves of $411 and $318, respectively (Note 2)	15,740	16,888
Prepaid expenses and other current assets	1,003	340
Refundable income taxes	1,038	1,036
Deferred income taxes, less valuation allowance of $2,432	-	-

Total current assets	36,600	37,290

Property, plant and equipment, less accumulated depreciation of $55,911 and $55,622, respectively	7,802	7,903
Other non-current assets	11,809	11,773
Deferred income taxes, less valuation allowance of $9,044	-	-
Total assets	$56,211	56,966

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$4,696	4,246
Accrued payroll, advertising and other expenses	5,620	5,590
Current portion of non-current liabilities	2,756	3,439
Total current liabilities	13,072	13,275

Non-current liabilities	18,640	18,853

Total liabilities	31,712	32,128

Commitments and contingencies (Note 3)
Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized - 20,000 shares; issued and outstanding – 9,191 and 9,198 shares, respectively	9,248	9,255
Capital in excess of par value	9,160	9,214
Retained earnings	22,818	23,096
Accumulated other comprehensive loss	(16,727)	(16,727)
Total shareholders' equity	24,499	24,838
Total liabilities and shareholders' equity	$56,211	56,966

See accompanying notes to condensed consolidated financial statements.

3 of 21

Item 1. b.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	12 Weeks ended
	January 20, 2012	January 21, 2011

Net sales	$29,715	$28,809
Cost of products sold	21,152	19,000

Gross margin	8,563	9,809

Selling, general and administrative expenses	8,841	9,040

Income (loss) before taxes	(278)	769
Income tax provision (benefit)	-	(397)

Net (loss) income	$(278)	$1,166

Net (loss) income per share	$(0.03)	$0.13

Weighted average common shares	9,195	9,324

Cash dividends paid per share	$-	$0.10

See accompanying notes to condensed consolidated financial statements.

4 of 21

Item 1. c.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	12 weeks ended
	January 20, 2012	January 21, 2011
Cash flows from operating activities:

Net (loss) income	$(278)	$1,166

Income or charges not affecting cash and cash equivalents:
Depreciation	364	456
Losses (recoveries) on accounts receivable	(89)	129
Gain on sale of property, plant and equipment	(2)	(12)

Accounts receivable	687	(1,892)
Inventories	1,148	314
Prepaid expenses and other current assets	(665)	(667)
Other non-current assets	(36)	(397)
Accounts payable	450	64
Accrued payroll, advertising and other expenses and current portion of non-current liabilities	(653)	(838)
Non-current liabilities	(213)	(678)

Net cash provided by (used in) operating activities	713	(2,355)

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	2	12
Additions to property, plant and equipment	(263)	(478)

Net cash used in investing activities	(261)	(466)

Cash used in financing activities:
Shares repurchased	(61)	(64)
Cash dividends paid	-	(932)

Net cash used in financing activities	(61)	(996)

Net increase (decrease) in cash and cash equivalents	391	(3,817)

Cash and cash equivalents at beginning of period	9,324	15,686

Cash and cash equivalents at end of period	$9,715	$11,869

Cash paid for income taxes	$-	$51

See accompanying notes to condensed consolidated financial statements.

5 of 21

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve weeks ended January 20, 2012 and January 21, 2011 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2011 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  Recent accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

The October 28, 2011 balance sheet within these interim condensed consolidated financial statements was derived from the audited fiscal 2011 financial statements.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses.  The carrying amount of these instruments approximate fair market value due to their short term maturity.  At January 20, 2012, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company issues credit to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

For the twelve weeks ended January 20, 2012, Wal-Mart® accounted for 10.8% of consolidated revenues and 12.9% of consolidated accounts receivable and Dollar General® accounted for 8.1% of consolidated revenues and 20.4% of consolidated accounts receivable.  For the twelve weeks ended January 21, 2011, no customer accounted for more than 10% of consolidated revenue or 20% of consolidated accounts receivable.

Management has evaluated events subsequent to January 20, 2012 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.  Future periods relating to current market conditions and volatility in stock markets may cause changes in the measurement of our pension fund liabilities and performance of our life insurance policies and those changes may be significant.

6 of 21

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited)
	January 20, 2012	October 28, 2011
Meat, ingredients and supplies	$5,720	$5,434
Work in progress	1,733	1,549
Finished goods	8,287	9,905
	$15,740	$16,888

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

Note 3 - Commitments and Contingencies:

The Company leases certain transportation equipment under operating leases through 2011.  The terms of the transportation leases provide for renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. Transportation equipment is currently rented on a month-to-month basis. The Company anticipates entering into new transportation equipment leases some time during fiscal year 2012. The Company also leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements.  No material changes have been made to these agreements during the first twelve weeks of fiscal 2012.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. Such legal matters are not probable or cannot be reasonably estimated as to a contingent loss.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at January 20, 2012.

7 of 21

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

The following segment information is presented for the twelve weeks ended January 20, 2012 and January 21, 2011.

Twelve Weeks Ended	Frozen Food	Refrigerated and Snack Food
January 20, 2012	Products	Products	Other	Elimination	Totals
Sales to external customers	$13,653	$16,062	$-	$-	$29,715
Intersegment sales	-	186	-	(186)	-
Net sales	13,653	16,248	-	(186)	29,715
Cost of products sold	8,803	12,535	-	(186)	21,152
Gross margin	4,850	3,713	-	-	8,563
Selling, general and administrative expenses	3,859	5,002	(20)	-	8,841
Income (loss) before taxes	991	(1,289)	20	-	(278)

Total assets	$10,805	$22,295	$23,111	$-	$56,211
Additions to property, plant and equipment	$19	$233	$11	$-	$263

Twelve Weeks Ended	Frozen Food	Refrigerated and Snack Food
January 21, 2011	Products	Products	Other	Elimination	Totals
Sales to external customers	$13,997	$14,812	$-	$-	$28,809
Intersegment sales	-	218	-	(218)	-
Net sales	13,997	15,030	-	(218)	28,809
Cost of products sold	8,166	11,052	-	(218)	19,000
Gross margin	5,831	3,978	-	-	9,809
Selling, general and administrative expenses	3,885	5,179	(24)	-	9,040
Income (loss) before taxes	1,946	(1,201)	24	-	769

Total assets	$11,627	$22,218	$25,396	$-	$59,241
Additions to property, plant and equipment	$94	$384	$-	$-	$478

8 of 21

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2012 fiscal year to be different from the federal statutory rate due to state taxes and a change in valuation allowance as follows:

Effective tax rate and benefit	%
Federal statutory rate	34.0
State taxes	5.2
Change in valuation allowance	-36.0
Other	-3.2
Total effective tax rate and tax benefit	0.0

We recorded a provision for income taxes in the amount of zero for the twelve week period ended January 20, 2012, related to federal and state taxes, based on the Company’s expected annual effective tax rate.  On December 17, 2010, during the Company’s first quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was signed into law and extended bonus depreciation on purchases of qualified business property through December 2011.  Management elected to take bonus depreciation for fiscal year 2010 which reduced its estimated tax liability. Management estimates incurring a taxable loss for fiscal year 2011, which is partly due to electing bonus depreciation for fiscal year 2011, which can be carried back to allow the recovery of excess income taxes paid during fiscal 2010.

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences.  Management reevaluated the need for a full valuation allowance at January 20, 2012 based on both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of its deferred tax assets does not meet the more likely than not standard.  As a result of this evaluation, a full valuation allowance remained against the net deferred tax assets as of January 20, 2012. Management will continue to periodically reevaluate the valuation allowance and, to the extent that conditions change, some or all of such valuation allowance could be reversed in future periods.  The Company has established objective criteria that must be met before a release of the valuation allowance will occur.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2008 through October 29, 2010.  We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended November 2, 2007 through October 29, 2010.

9 of 21

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”).  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Quarterly Report on Form 10-Q.  Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended October 28, 2011.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Current accounting principles require that an internal rate of return (“IRR”) analysis be included in the discount rate selection process.  The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of January 31, 2012 was 4.46% as compared to 4.70% at October 31, 2011. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial.  The provision for doubtful accounts receivable is based on historical trends and current collection risk.  We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss. For the twelve weeks ended January 20, 2012 Wal-Mart® accounted for 10.8% of consolidated revenues and 12.9% of consolidated accounts receivable and Dollar General® accounted for 8.1% of consolidated revenues and 20.4% of consolidated accounts receivable.  For the twelve weeks ended January 21, 2011, no customer accounted for more than 10% of consolidated revenue or 20% of consolidated accounts receivable.

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

10 of 21

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

Management reevaluated the need for a full valuation allowance as of January 20, 2012.  Management evaluated both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance will remain against the net deferred tax assets.

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

Overview of Reporting Segments

We operate in two business segments – the processing and distribution of frozen products (the “Frozen Food Products Segment”), and the processing and distribution of refrigerated and snack food products, (the “Refrigerated and Snack Food Products Segment”).  For information regarding the separate financial performance of the business segments refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  We manufacture and distribute products consisting of an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky and a variety of sandwiches and sliced luncheon meats.  We purchase products for resale including a variety of cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products.

11 of 21

Frozen Food Products Segment

In our Frozen Food Products Segment, we manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items and sandwiches.  All items within this Segment are considered similar products and have been aggregated at this level.  Our Frozen Food Products Segment serves both food service and retail customers.  Approximately 140 unique frozen food products are sold through wholesalers, cooperatives and distributors to approximately 22,000 retail outlets and 21,000 restaurants and institutions.

Refrigerated and Snack Food Products Segment

In our Refrigerated and Snack Food Products Segment, we distribute both products manufactured by us and products manufactured or processed by third parties.   All items within this Segment are considered similar products and have been aggregated at this level.  The dry sausage division includes products such as jerky, meat snacks, sausage and pepperoni products.  The deli division includes products such as ham, sandwiches, cheese, Mexican food, pastries and other delicatessen type food products.  Our Refrigerated and Snack Food Products Segment sells approximately 230 different items through a direct store delivery network serving approximately 15,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.  These customers are comprised of large retail chains and smaller “independent” operators.  Independent distributors serve approximately 2,100 customers of all types in areas impractical to serve by our Company-owned vehicles and personnel.

Results of Operations for the Twelve Weeks ended January 20, 2012 and Twelve Weeks ended January 21, 2011 (Dollar amounts in thousands)

Net Sales-Consolidated

Net sales increased by $906 (3.1%) to $29,715 in the first twelve weeks of the 2012 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	1.9%	$581
Unit sales volume in pounds	2.5%	796
Returns activity	0.3%	47
Promotional activity	-1.6%	(518)
Increase in net sales	3.1%	$906

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales, decreased by $344 (2.5%) to $13,653 in the first twelve weeks of the 2012 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	3.7%	$568
Unit sales volume in pounds	-3.8%	(582)
Returns activity	-0.3%	(34)
Promotional activity	-2.1%	(296)
Decrease in net sales	-2.5%	$(344)

The increase in selling price per pound in the first 12 weeks of fiscal 2012 primarily relates to selling price increases instituted in the second quarter of fiscal year 2010. Unfavorable changes in product mix partially offset the impact of prior year price increases. The impact of price increases was more than offset by lower unit sales volume and higher returns and promotional activity compared to the same twelve week period in fiscal year 2011.

12 of 21

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, increased by $1,250 (8.4%) to $16,062 in the first twelve weeks of the 2012 fiscal year compared to the same twelve-week period last year.

The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food Products	%	$
Selling price per pound	0.1%	$13
Unit sales volume in pounds	8.5%	1,378
Returns activity	1.0%	81
Promotional activity	-1.2%	(222)
Increase in net sales	8.4%	$1,250

Selling price per pound increases instituted during fiscal year 2011 were offset by higher warehouse sales volumes which were made at lower selling prices per pound than direct store delivery sales in the first 12 weeks of fiscal year 2012. The unit sales volume increase relates primarily to increased warehouse sales volume. Promotional activity increased as a result of increased sales efforts.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $2,152 (11.3%) to $21,152 in the first twelve weeks of the 2012 fiscal year compared to the same twelve-week period in fiscal 2011.  The gross margin decreased from 34.0% to 28.8% due primarily to significantly higher commodity costs described in the segment analysis below and higher unit sales volumes to warehouses at lower selling prices per pound.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment increased by $637 (7.8%) to $8,803 in the first twelve weeks of the 2012 fiscal year compared to the same twelve-week period in fiscal year 2011. Unfavorable changes in product mix were the primary contributing factor to this increase.  The cost of purchased flour increased approximately $78 in the first twelve weeks of fiscal 2012 compared to the prior year period.  As a result of these factors, the gross margin percentage decreased from 41.7% to 35.5% in the first twelve weeks of fiscal year 2012 compared to the same twelve week period in the prior fiscal year.

Cost of Products Sold-Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment increased by $1,483 (13.4%) to $12,535 in the first twelve weeks of the 2012 fiscal year compared to the same twelve-week period in fiscal year 2011.  The increase relates to higher sales volume and  the cost of significant meat commodities which  increased approximately $751 in the first twelve weeks of fiscal 2012 compared to the same period in the prior year.  The gross margin earned in this Segment decreased from 26.9% to 23.1% in the first twelve weeks of fiscal year 2012 due to these factors.

13 of 21

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses decreased by $199 (2.2%) to $8,841in the first twelve weeks of fiscal year 2012 compared to the same twelve-week period in the prior fiscal year.  The table below summarizes the significant expense increases and decreases included in this category:

	12 Weeks Ended		Expense/Loss
	January 20, 2012	January 21, 2011	Increase (Decrease)
Wages and bonus	$3,273	$3,623	$(350)
Cash surrender value (gain) loss	(56)	(396)	340
Losses (recoveries) on accounts receivable	(89)	129	(218)
Other SG&A	5,713	5,684	29
Total	$8,841	$9,040	$(199)

Lower profits and profit sharing accruals resulted in decreased wages and bonus in first twelve weeks of the 2012 fiscal year compared to the same period in the prior year.  The cash surrender value gain on life insurance policies decreased due to the change in the underlying equities that support them as compared to the same twelve week period in fiscal 2011.  During the twelve week period ended January 20, 2012, a reduction in the allowance for doubtful accounts was recorded.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products Segment decreased by $26 (0.7%) to $3,859 in the first twelve weeks of fiscal year 2012 compared to the same twelve week period in the prior fiscal year.   The decrease in this category partially relates to the overall decrease in unit sales volume. Lower wages and bonus lowered SG&A costs as a percentage of sales in the first twelve weeks of fiscal year 2012.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A in the Refrigerated and Snack Food Products Segment decreased by $177 (3.4%) to $5,002 in the first twelve weeks of fiscal year 2012 compared to the same twelve-week period in the prior fiscal year.  The decrease in SG&A costs primarily relates to a reduction in the allowance for doubtful accounts. No penalties associated with OSHA were recorded during the first quarter of fiscal 2012 as was recorded during the first quarter of fiscal 2011.

14 of 21

Income Taxes-Consolidated

Income tax (benefit) expense for the twelve weeks ended January 20, 2012 and January 21, 2011 was as follows:

	January 20, 2012	January 21, 2011
Income tax (benefit) provision	$0	(397)

Effective tax rate	0%	51.6%

The Company expects its effective tax rate for the 2012 fiscal year to be different from the federal statutory rate due to the state tax minimum liability, a net operating loss carryback and retroactive tax law changes as described below. We recorded a provision for income taxes in the amount of zero for the twelve week period ended January 20, 2012 related to federal and state taxes based on the Company’s expected annual effective tax rate. During the first quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted into law, which allowed the Company to retroactively take additional bonus depreciation on qualified fixed asset purchases in the fourth quarter of fiscal 2010.  During preparation of the 2010 tax returns, management elected to take the additional bonus depreciation, which resulted in reduction of the estimated fiscal 2010 income tax liability.

In addition, management expects fixed asset additions made in fiscal 2011 would also provide additional bonus depreciation that would result in a taxable loss for fiscal 2011.  Management expects this tax loss will provide additional benefit through carry-back opportunity.

Net Income(Loss)-Consolidated

The net loss of $278 in the twelve weeks ended January 20, 2012 includes a non-taxable gain on life insurance policies in the amount of $56.  The net income of $1,166 in the twelve weeks ended January 21, 2011 includes a non-taxable gain on life insurance policies in the amount of $396.  Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.

Cash flows from operating activities for the twelve weeks ended:

	January 20, 2012	January 21, 2011

Net (loss) income	$(278)	$1,166
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	364	456
Losses (provision) on accounts receivable	(89)	129
Gain on sale of property, plant and equipment	(2)	(12)
Changes in operating working capital	718	(4,094)
Net cash provided by (used in) operating activities	$713	$(2,355)

Significant changes in working capital for the twelve weeks ended:

January 20, 2012 – Operating cash flow for the period ended January 20, 2012 was increased by a reduction in inventory of $1,148 and a reduction of accounts receivable of $687.  Operating cash flow was reduced by an increase in prepaid expenses and other current assets of $665 and an increase in accrued payroll, advertising and other expenses of $653.  During the twelve week period we funded $274 towards our defined benefit pension plan.

15 of 21

January 21, 2011- Sources of cash included a decrease in inventory of $314. Operating cash flows for the period ended January 21, 2011 were reduced by an increase in accounts receivable of $1,892, an increase in prepaid expenses and other current assets of $667, a decrease in non-current liabilities of $678 and a decrease in accrued payroll, advertising and other expenses of $838. During the twelve week period we funded $190 towards our defined benefit pension plan.

Cash used in investing activities for the twelve weeks ended:

	January 20, 2012	January 21, 2011
Proceeds from sale of property, plant and equipment	$2	$12
Additions to property, plant and equipment	(263)	(478)
Net cash used in investing activities	$(261)	$(466)

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

The table below highlights the additions to property, plant and equipment for the twelve weeks ended:

	January 20, 2012	January 21, 2011
Changes in projects in process	$(125)	$338
Processing equipment	178	88
Delivery vehicles	-	29
Packaging lines	210	17
Temperature control and product storage	-	6
Additions to property, plant and equipment	$263	$478

Cash used in financing activities for the twelve weeks ended:

	January 20, 2012	January 21, 2011
Shares repurchased	$(61)	$(64)
Cash dividends paid	-	(932)
Net cash used in financing activities	$(61)	$(996)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of January 20, 2012, 234,665 shares were still authorized for repurchase under the program. A one-time cash dividend was paid in the amount of ten cents per share during the first twelve weeks of the 2011 fiscal year.

We have remained free of interest-bearing debt for twenty-five consecutive years. We maintain a line of credit with Wells Fargo & Company that expires March 1, 2013. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s prime rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a quick ratio not less than 1.0 to 1.0 and a minimum net income after tax.  The Company was in violation of the tangible net worth and net income covenants which were subsequently waived (per letter dated February 28, 2012). The Company is currently in compliance with all provisions of the agreement. There were no borrowings under this line of credit during the year.  Management believes that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for fiscal 2012.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its near term operating needs and capital expenditures.

16 of 21

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

In June 2011, the FASB issued guidance on the presentation of comprehensive income either in a single continuous statement of comprehensive income or in two separate successive statements of net income and other comprehensive income. This guidance is effective for financial statements issued fiscal years, and interim periods within those years, beginning after December 15, 2011. However, we elected to adopt this pronouncement in Form 10-K of fiscal 2011. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We are not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

17 of 21

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

The Audit Committee of the Board of Directors meets regularly with our financial management and counsel, and with the independent registered public accounting firm engaged by the Audit Committee.  Internal accounting controls and the quality of financial reporting are discussed during these meetings. The Audit Committee has discussed with the independent registered public accounting firm matters required to be discussed by the auditing standards adopted or established by the Public Company Accounting Oversight Board. In addition, the Audit Committee and the independent registered public accounting firm have discussed the independent registered public accounting firm’s independence from the Company and its management, including the matters in the written disclosures required by Public Company Accounting Oversight Board Rule 3526 “Communicating with Audit Committees Concerning Independence”.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 20, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

18 of 21

Part II.  Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended October 28, 2011 should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect our business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period covered by this Report.

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended January 20, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 29, 2011 – November 25, 2011	-	$-	-	241,243
November 26, 2011 – December 23, 2011	4,717	9.18	4,717	236,526
December 24, 2011 – January 20, 2012	1,861	$9.62	1,861	234,665
Total	6,578	$9.31	6,578

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended January 20, 2012.

(2)
Repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of our management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of our common stock in compliance with the requirements of Rule 10b5-1 under the Exchange Act.  Commencing on December 12, 2011 and continuing through and including October 13, 2012, CGM shall act as our exclusive agent to purchase shares of our common stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act or in privately-negotiated transactions.  As of January 20, 2012, the total maximum number of shares that may be purchased under the Purchase Plan is 234,665 at a purchase price not to exceed $12.00 per share at a total maximum aggregate price (exclusive of commission) of $2,815,980.

19 of 21

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

20 of 21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: March 2, 2012	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

21 of 21