Form 10-Q
period 2012-04-13
BRIDGFORD FOODS CORP
filed 2012-05-25
CIK 14177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 13, 2012

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
Yes [ ] No [ X ]

As of May 18, 2012 the registrant had 9,179,470 shares of common stock outstanding.

1 of 23

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

2 of 23

Part I.  Financial Information
Item 1. a.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

ASSETS	April 13, 2012	October 28, 2011
	(Unaudited)
Current assets:

Cash and cash equivalents	$9,266	$9,324
Accounts receivable, less allowance for doubtful accounts of $76 and $124, respectively, and promotional allowances of $3,084 and $2,289, respectively	9,356	9,702
Inventories, less inventory reserves of $483 and $318, respectively	15,506	16,888
Prepaid expenses and other current assets	710	340
Refundable income taxes	992	1,036
Deferred income taxes, net of valuation allowance	-	-

Total current assets	35,830	37,290

Property, plant and equipment, less accumulated depreciation of $56,176 and $55,622, respectively	7,447	7,903
Other non-current assets	12,407	11,773
Deferred income taxes, less valuation allowance of $9,044	-	-
Total assets	$55,684	$56,966

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$4,377	$4,246
Accrued payroll, advertising and other expenses	5,442	5,590
Current portion of non-current liabilities	1,844	3,439
Total current liabilities	11,663	13,275

Non-current liabilities	18,540	18,853

Total liabilities	30,203	32,128

Commitments and contingencies (Note 3)
Shareholders' equity:
Preferred stock, without par value; authorized - 1,000 shares; issued and outstanding - none	-	-
Common stock, $1.00 par value; authorized - 20,000 shares; issued and outstanding – 9,185 and 9,198 shares, respectively	9,242	9,255
Capital in excess of par value	9,108	9,214
Retained earnings	23,858	23,096
Accumulated other comprehensive loss	(16,727)	(16,727)
Total shareholders' equity	25,481	24,838
Total liabilities and shareholders' equity	$55,684	$56,966

See accompanying notes to condensed consolidated financial statements.

3 of 23

Item 1. b.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	12 weeks ended		24 weeks ended
	April 13, 2012	April 15, 2011	April 13, 2012	April 15, 2011

Net sales	$27,313	$25,178	$57,028	$53,987
Cost of products sold	17,572	16,720	38,724	35,720

Gross margin	9,741	8,458	18,304	18,267

Selling, general and administrative expenses	8,701	8,602	17,542	17,642

Income (loss) before taxes	1,040	(144)	762	625
Income tax (benefit) provision	-	-	-	(397)

Net income (loss)	$1,040	$(144)	$762	$1,022

Net income (loss) per share – Basic and diluted	$0.11	$(0.02)	$0.08	$0.11

Weighted average common shares – Basic and diluted	9,188	9,316	9,192	9,320

Cash dividends paid per share	$-	$-	$-	$0.10

See accompanying notes to condensed consolidated financial statements.

4 of 23

Item 1. c.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	24 weeks ended
	April 13, 2012	April 15, 2011
Cash flows from operating activities:

Net income	$762	$1,022

Income or charges not affecting cash and cash equivalents:
Depreciation	745	929
(Recoveries) losses on accounts receivable	(88)	77
Gain on sale of property, plant and equipment	(6)	(35)
Effect on cash and cash equivalents from changes in operating assets and liabilities:
Accounts receivable	434	(1,348)
Inventories	1,382	(1,971)
Prepaid expenses and other current assets	(326)	(709)
Other non-current assets	(634)	(571)
Accounts payable	131	455
Accrued payroll, advertising and other expenses and current portion of non-current liabilities	(1,743)	(509)
Non-current liabilities	(313)	(599)

Net cash provided by (used in) operating activities	344	(3,259)

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	6	35
Additions to property, plant and equipment	(289)	(657)

Net cash used in investing activities	(283)	(622)

Cash used in financing activities:
Shares repurchased	(119)	(229)
Cash dividends paid	-	(932)

Net cash used in financing activities	(119)	(1,161)

Net decrease in cash and cash equivalents	(58)	(5,042)

Cash and cash equivalents at beginning of period	9,324	15,686

Cash and cash equivalents at end of period	$9,266	$10,644

Cash paid for income taxes	$-	$91

See accompanying notes to condensed consolidated financial statements.

5 of 23

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve and twenty-four weeks ended April 13, 2012 and April 15, 2011 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2011 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  Recent accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses.  The carrying amount of these instruments approximate fair market value due to their short term maturity.  At April 13, 2012, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company issues credit to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

For the twenty-four weeks ended April 13, 2012 and April 15, 2011, Dollar General® accounted for 9.0% and 8.5%, respectively of consolidated revenues and 21.6% and 25.4%, respectively, of consolidated accounts receivable.  For the twenty-four weeks ended April 13, 2012 and April 15, 2011, Wal-Mart® accounted for 11.6% and 9.2% of consolidated revenues and 10.5% and 11.3% respectively of consolidated accounts receivable. No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the twenty-four weeks ended April 13, 2012 or the twenty-four weeks ended April 15, 2011.

Management has evaluated events subsequent to April 13, 2012 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

6 of 23

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(Unaudited)
	April 13, 2012	October 28, 2011
Meat, ingredients and supplies	$6,117	$5,434
Work in progress	1,623	1,549
Finished goods	7,766	9,905
	$15,506	$16,888

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

Note 3 - Commitments and Contingencies:

The Company leases certain transportation equipment under operating leases.  The terms of the transportation leases provide for renewal options and contingent rental payments based upon mileage and adjustments of rental payments based on the Consumer Price Index. Transportation equipment is currently rented on a month-to-month basis. The Company anticipates entering into new transportation equipment leases during fiscal year 2012.  The Company also leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements.  No material changes have been made to these agreements during the first twenty-four weeks of fiscal 2012.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. Such legal matters are not probable or cannot be reasonably estimated as to a contingent loss.

The Company purchases bulk flour under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. No significant contracts remained unfulfilled at April 13, 2012.

7 of 23

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

The following segment information is presented for the twelve and twenty-four weeks ended April 13, 2012 and April 15, 2011.

Twelve Weeks Ended	Frozen Food	Refrigerated and Snack Food
April 13, 2012	Products	Products	Other	Elimination	Totals
Sales to external customers	$12,609	$14,704	$-	$-	$27,313
Intersegment sales	-	199	-	(199)	-
Net sales	12,609	14,903	-	(199)	27,313
Cost of products sold	7,627	10,144	-	(199)	17,572
Gross margin	4,982	4,759	-	-	9,741
Selling, general and administrative expenses	3,939	4,761	1	-	8,701
Income (loss) before taxes	1,043	(2)	(1)	-	1,040

Total assets	$10,832	$21,862	$22,990	$-	$55,684
Additions to property, plant and equipment	$23	$(5)	$8	$-	$26

Twelve Weeks Ended	Frozen Food	Refrigerated and Snack Food
April 15, 2011	Products	Products	Other	Elimination	Totals
Sales to external customers	$12,388	$12,790	$-	$-	$25,178
Intersegment sales		295	-	(295)	-
Net sales	12,388	13,085	-	(295)	25,178
Cost of products sold	7,923	9,092	-	(295)	16,720
Gross margin	4,465	3,993	-	-	8,458
Selling, general and administrative expenses	3,842	4,752	8	-	8,602
Income (loss) before taxes	623	(759)	(8)	-	(144)

Total assets	$11,319	$23,912	$24,499	$-	$59,730
Additions to property, plant and equipment	$46	$(25)	$158	$-	$179

8 of 23

Twenty-four Weeks Ended	Frozen Food	Refrigerated and Snack Food
April 13, 2012	Products	Products	Other	Elimination	Totals
Sales to external customers	$26,262	$30,766	$-	$-	$57,028
Intersegment sales	-	385	-	(385)	-
Net sales	26,262	31,151	-	(385)	57,028
Cost of products sold	16,430	22,679	-	(385)	38,724
Gross margin	9,832	8,472	-	-	18,304
Selling, general and administrative expenses	7,798	9,763	(19)	-	17,542
Income (loss) before taxes	2,034	(1,291)	19	-	762

Total assets	$10,832	$21,862	$22,990	$-	$55,684
Additions to property, plant and equipment	$42	$228	$19	$-	$289

Twenty-four Weeks Ended	Frozen Food	Refrigerated and Snack Food
April 15, 2011	Products	Products	Other	Elimination	Totals
Sales to external customers	$26,385	$27,602	$-	$-	$53,987
Intersegment sales		513	-	(513)	-
Net sales	26,385	28,115	-	(513)	53,987
Cost of products sold	16,089	20,144	-	(513)	35,720
Gross margin	10,296	7,971	-	-	18,267
Selling, general and administrative expenses	7,727	9,931	(16)	-	17,642
Income (loss) before taxes	2,569	(1,960)	16	-	625

Total assets	$11,319	$23,912	$24,499	$-	$59,730
Additions to property, plant and equipment	$140	$359	$158	$-	$657

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2012 fiscal year to be different from the federal statutory rate due to state taxes and a change in valuation allowance as follows

Effective tax rate and benefit	%
Federal statutory rate	34.0
State taxes	5.2
Change in valuation allowance	-36.0
Other	-3.2
Total effective tax rate and tax benefit	0.0

We did not record a provision for income taxes for the twenty-four week period ended April 13, 2012, related to federal and state taxes, based on the Company’s expected annual effective tax rate.   We recorded tax expense for non income related taxes of $48 which are reflected in selling, general and administrative expenses.

9 of 23

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences.  Management reevaluated the need for a full valuation allowance at April 13, 2012 based on both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of its deferred tax assets does not meet the more likely than not standard.  As a result of this evaluation, a full valuation allowance remained against the net deferred tax assets as of April 13, 2012. Management will continue to periodically reevaluate the valuation allowance and, to the extent that conditions change, some or all of such valuation allowance could be reversed in future periods.  The Company has established objective criteria that must be met before a release of the valuation allowance will occur.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2008 through October 28, 2011. We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended November 2, 2007 through October 28, 2011.

10 of 23

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

Current accounting principles require that an internal rate of return (“IRR”) analysis be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of March 31, 2012 was 4.67% as compared to 4.70% at October 31, 2011. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial.  The provision for doubtful accounts receivable is based on historical trends and current collection risk.  We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss. For the twenty-four weeks ended April 13, 2012 and April 15, 2011, Dollar General® accounted for 9.0% and 8.5%, respectively of consolidated revenues and 21.6% and 25.4%, respectively, of consolidated accounts receivable.  For the twenty-four weeks ended April 13, 2012 and April 15, 2011, Wal-Mart® accounted for 11.6% and 9.2% of consolidated revenues and 10.5% and 11.3% respectively of consolidated accounts receivable. No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the twenty-four weeks ended April 13, 2012 or the twenty-four weeks ended April 15, 2011.

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

11 of 23

We record the cash surrender or contract value for life insurance policies as an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period.

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences. Management concluded at the end of 2008 that it was more likely than not that deferred tax assets would not be realized and recorded a full valuation allowance on all deferred tax assets during the fourth quarter of fiscal 2008. Management re-evaluated the need for a full valuation allowance as of April 13, 2012. Management evaluated both positive and negative evidence. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard. Therefore, a full valuation allowance remains against the net deferred tax assets at April 13, 2012.

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

Refrigerated and Snack Food Products Segment

In our Refrigerated and Snack Food Products Segment, we distribute both products manufactured by us and products manufactured or processed by third parties.   All items within this Segment are considered similar products and have been aggregated at this level.  The dry sausage division includes products such as jerky, meat snacks, sausage and pepperoni products.  The deli division includes products such as ham, sandwiches, cheese, Mexican food, pastries and other delicatessen type food products.  Our Refrigerated and Snack Food Products Segment sells approximately 250 different items through a direct store delivery network serving approximately 15,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.  These customers are comprised of large retail chains and smaller “independent” operators.  Independent distributors serve approximately 2,400 customers of all types in areas impractical to serve by our Company-owned vehicles and personnel.

12 of 23

Results of Operations for the Twelve Weeks ended April 13, 2012 and April 15, 2011

Net Sales-Consolidated

Net sales increased by $2,135 (8.5%) to $27,313 in the second twelve weeks of the 2012 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	5.6	1,573
Unit sales volume in pounds	1.0	285
Returns activity	0.7	89
Promotional activity	1.2	188
Increase in net sales	8.5	2,135

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales, increased by $221 (1.8%) to $12,609 in the second twelve weeks of the 2012 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	3.6	495
Unit sales volume in pounds	-2.3	(317)
Returns activity	-0.1	(17)
Promotional activity	0.6	60
Increase in net sales	1.8	221

The increase in selling price per pound in fiscal 2012 primarily relates to price increases implemented in the second quarter of the fiscal year.  Favorable product mix changes also contributed to the increase in sales.  A slight reduction in promotional activity contributed to the increase in net sales.  Returns activity was up compared to the same twelve week period in fiscal year 2011.

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, increased by $1,914 (15.0%) to $14,704 in the second twelve weeks of the 2012 fiscal year compared to the same twelve-week period last year.

The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food Products	%	$
Selling price per pound	7.4	1,078
Unit sales volume in pounds	4.1	601
Returns activity	1.8	106
Promotional activity	1.7	129
Increase in net sales	15.0	1,914

Selling prices per pound increased slightly in fiscal 2012 as a result of favorable product mix changes.  Increased unit volume in the company's warehouse distribution channel was the primary contributor to the increase in net sales.  Lower returns and promotional activity also contributed to the increase in net sales.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $852 (5.1%) to $17,572 in the second twelve weeks of the 2012 fiscal year compared to the same twelve-week period in fiscal 2011.  Higher sales were the primary contributing factor to the increase in cost of products sold.  Higher commodity costs also contributed to the increase in cost of goods sold.  The gross margin improved from 33.6% to 35.7% due primarily to increased sales of higher margin products and higher unit sales volumes.

13 of 23

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products Segment decreased by $296 (3.7%) to $7,627 in the second twelve weeks of the 2012 fiscal year compared to the same twelve-week period in fiscal year 2011. Lower flour commodity costs were the primary contributing factor to this decrease.  The cost of purchased flour decreased approximately $170 in the second twelve weeks of fiscal 2012 compared to the prior year period.  Consistent with the decrease in flour costs, the gross margin percentage increased from 36.0% to 39.5% in the second twelve weeks of fiscal year 2012 compared to the same twelve week period in the prior fiscal year.

Cost of Products Sold-Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment increased by $1,052 (11.6%) to $10,144 in the second twelve weeks of the 2012 fiscal year compared to the same twelve-week period in fiscal year 2011.  The increase in unit sales volume was the primary factor contributing to the increase. The cost of significant meat commodities increased approximately $429 in the second twelve weeks of fiscal 2012 compared to the same period in the prior year.  The gross margin earned in this segment increased slightly from 31.2% to 32.4% in the second twelve weeks of fiscal year 2012 due primarily to changes in sales mix.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $99 (1.2%) to $8,701 in the second twelve weeks of fiscal year 2012 compared to the same twelve-week period in the prior fiscal year.  This category for the twelve-week period ended April 13, 2012 remained essentially flat compared to the same period in the prior year.  The table below summarizes the significant expense increases and decreases included in this category:

	12 Weeks Ended		Expense/Gain
	April 13, 2012	April 15, 2011	Increase (Decrease)
Cash surrender value gain	(574)	(175)	(399)
Other SG&A	9,275	8,777	498
Total	$8,701	$8,602	$99

The cash surrender value on life insurance policies increased due to the change in the underlying equities that support them as well as the settlement of one policy compared to the same twelve week period in fiscal 2011.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products Segment increased by $97 (2.5%) to $3,939 in the second twelve weeks of fiscal year 2012 compared to the same twelve week period in the prior fiscal year.   Spending in this category remained essentially flat.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A in the Refrigerated and Snack Food Products Segment increased by $9 (0.2%) to $4,761 in the second twelve weeks of fiscal year 2012 compared to the same twelve-week period in the prior fiscal year.  Changes in SG&A costs remained essentially flat compared to the same period in the prior year.

Income Taxes-Consolidated

No income tax (benefit) expense was recorded for the twelve weeks ended April 13, 2012 and April 15, 2011.

We did not record a provision for income taxes for the twenty-four week period ended April 13, 2012, related to federal and state taxes, based on the Company’s expected annual effective tax rate.   We recorded tax expense for non income related taxes of $48 which are reflected in selling, general and administrative expenses.

14 of 23

Net Income(Loss)-Consolidated

Net income of $1,040 in the twelve weeks ended April 13, 2012 includes a non-taxable gain on life insurance policies in the amount of $574.  The net loss of $144 in the twelve weeks ended April 15, 2011 includes a non-taxable loss on life insurance policies in the amount of $175.  Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.

Results of Operations for the Twenty-four Weeks ended April 13, 2012 and April 15, 2011

Net Sales-Consolidated

Net sales increased by $3,041 (5.6%) to $57,028 in the first twenty-four weeks of the 2012 fiscal year compared to the same twenty-four week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	3.6	2,152
Unit sales volume in pounds	1.8	1,082
Returns activity	0.4	136
Promotional activity	-0.2	(329)
Increase in net sales	5.6	3,041

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products Segment, excluding inter-segment sales, decreased by $123 (0.5%) to $26,262 in the first twenty-four weeks of the 2012 fiscal year compared to the same twenty-four week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	3.7	1,078
Unit sales volume in pounds	-3.1	(913)
Returns activity	-0.2	(52)
Promotional activity	-0.9	(236)
Decrease in net sales	-0.5	(123)

The increase in selling price per pound over the prior year period was due to selling price increases implemented in the first twenty-four weeks of fiscal 2012.  Unfavorable changes in product mix partially off-set favorable selling price trends.  The lower unit sales volume along with higher promotional and returns activity offset the selling price increase.

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products Segment, excluding inter-segment sales, increased by $3,164 (11.5%) to $30,766 in the first twenty-four weeks of the 2012 fiscal year compared to the same twenty-four week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food Products	%	$
Selling price per pound	3.5	1,074
Unit sales volume in pounds	6.5	1,995
Returns activity	1.3	188
Promotional activity	0.2	(93)
Increase in net sales	11.5	3,164

Selling prices per pound increased slightly in fiscal 2012 as a result of favorable product mix changes.  Increased unit volume in the company's warehouse distribution channel was the primary contributor to the increase in net sales.  Favorable changes in warehouse distribution channels contributed to the increase in selling price per pound.

15 of 23

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $3,004 (8.4%) to $38,724 in the first twenty-four weeks of the 2012 fiscal year compared to the same twenty-four week period in fiscal 2011.  The gross margin decreased from 33.8% to 32.1% due primarily to significantly higher meat commodity costs and higher unit sales volumes described in the segment analysis below.

Cost of Products Sold-Frozen Food Products Products Segment

Cost of products sold in the Frozen Food Products Segment increased by $341 (2.1%) to $16,430 in the first twenty-four weeks of the 2012 fiscal year compared to the same twenty-four week period in fiscal year 2011. The cost of products sold increased due to changes in product mix during the period.  In addition, the cost of purchased flour decreased approximately $92 in the first twenty-four weeks of fiscal 2012 compared to the prior year period.  The gross margin percentage decreased from 39.0% to 37.4% in the first twenty-four weeks of fiscal year 2012 compared to the prior fiscal year as a result of these factors.

Cost of Products Sold-Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products Segment increased by $2,535 (12.6%) to $22,679 in the first twenty-four weeks of the 2012 fiscal year compared to the same twenty-four week period in fiscal year 2011.  The cost of significant meat commodities increased approximately $1,180 in the first twenty-four weeks of fiscal 2012 compared to the same period in the prior year. The gross margin earned in this segment decreased from 28.9% to 27.5% in the first twenty-four weeks of fiscal year 2012 due primarily to higher commodity costs and to a lesser extent as a result of sales mix changes.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses decreased by $100 (0.6%) to $17,542 in the first twenty-four weeks of fiscal year 2012 compared to the same twenty-four week period in the prior fiscal year.  The decrease in this category for the twenty-four week period ended April 13, 2012 did not directly correspond to the change in sales.  The table below summarizes the significant expense increases and decreases included in this category:

	24 weeks Ended		Expense/Gain
	April 13, 2012	April 15, 2011	Increase (Decrease)
Wages and bonus	$6,563	6,810	(247)
Pension	429	226	203
Workers’ compensation	170	343	(173)
Recoveries (losses) on accounts receivable	(88)	77	(165)
Other SG&A	10,468	10,186	282
Total	$17,542	17,642	(100)

Headcount decreased during the first twenty-four weeks of the 2012 fiscal year compared to the same period in the prior year, which resulted in decreased wages, and, combined with lower profits, lower profit sharing accruals.  The net periodic benefit cost of the defined benefit pension plan increased due to recent reductions in the discount rate.  The Company’s workers’ compensation expense decreased as a result of favorable claim trends compared to the twenty-four week period in fiscal 2011.  During the twenty-four week period ended April 13, 2012, a reduction in the allowance for doubtful accounts was recognized due to an improved accounts receivable aging.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products Segment increased by $71 (0.9%) to $7,798 in the first twenty-four weeks of fiscal year 2012 compared to the same twenty-four week period in the prior fiscal year.   The increase in this category corresponds to the overall increased spending on indirect selling and product advertising. Lower profits in this Segment contributed to lower profit sharing accruals and decreased wages that partially offset the increase in overall selling, general and administrative expenses.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A in the Refrigerated and Snack Food Products Segment decreased by $168 (1.7%) to $9,763 in the first twenty-four weeks of fiscal year 2012 compared to the same twenty-four week period in the prior fiscal year.  The decrease in SG&A costs is primarily related to a reduction in the allowance for doubtful accounts and lower workers’ compensation expense compared to same twenty-four week period in the prior year.

16 of 23

Income Taxes-Consolidated

Income tax (benefit) expense for the twenty-four weeks ended April 13, 2012 and April 15, 2011 was as follows:

	April 13, 2012	April 15, 2011
Income tax benefit	$-	$(397)

Effective tax rate	-	-63.6%

We did not record a provision for income taxes for the twenty-four week period ended April 13, 2012, related to federal and state taxes, based on the Company’s expected annual effective tax rate.   We recorded tax expense for non income related taxes of $48 which are reflected in selling, general and administrative expenses.

Net Income -Consolidated

The net income of $762 in the twenty-four weeks ended April 13, 2012 includes a non-taxable gain on life insurance policies in the amount of $630.  The net income of $1,022 in the twenty-four weeks ended April 15, 2011 includes a non-taxable gain on life insurance policies in the amount of $571. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.

Cash flows from operating activities for the twenty-four weeks ended:

	April 13, 2012	April 15, 2011

Net income	$762	$1,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	745	929
(Recoveries) losses on accounts receivable	(88)	77
Gain on sale of property, plant and equipment	(6)	(35)
Changes in operating working capital	(1,069)	(5,252)
Net cash provided by (used in) operating activities	$344	$(3,259)

Significant changes in working capital for the twenty-four weeks ended:

April 13, 2012 – Operating cash flows for the period ended April 13, 2012 were reduced by a decrease in accrued payroll, advertising and other expenses and current portion of non-current liabilities of $1,743 and an increase in other non-current assets of $634 and increased by a reduction in inventory of $1,382 and accounts receivable of $434.  During the twenty-four week period, we funded $1,663 towards our defined benefit pension plan.

April 15, 2011- Sources of cash included an increase in accounts payable of $455. Operating cash flows for the period ended April 15, 2011 were reduced by an increase in accounts receivable of $1,348, an increase in inventory of $1,971, an increase in prepaid expenses and other current assets of $709, a decrease in noncurrent liabilities of $599 and a decrease in accrued payroll, advertising and other expenses of $509. During the twenty-four week period we funded $464 towards our defined benefit pension plan.

17 of 23

Cash used in investing activities for the twenty-four weeks ended:

	April 13, 2012	April 15, 2011
Proceeds from sale of property, plant and equipment	$6	$35
Additions to property, plant and equipment	(289)	(657)
Net cash used in investing activities	$(283)	$(622)

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

The table below highlights the additions to property, plant and equipment for the twenty-four weeks ended:

	April 13, 2012	April 15, 2011
Changes in projects in process	$(146)	$432
Processing equipment	178	88
Delivery vehicles	-	56
Building improvements	5	54
Packaging lines	210	21
Temperature control and product storage	42	6
Additions to property, plant and equipment	$289	$657

Cash used in financing activities for the twenty-four weeks ended:

	April 13, 2012	April 15, 2011
Shares repurchased	$(119)	$(229)
Cash dividends paid	-	(932)
Net cash used in financing activities	$(119)	$(1,161)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of April 13, 2012, 228,636 shares were still authorized for repurchase under the program.  One-time cash dividends were paid in the amounts of ten cents per share, during the first twelve weeks of the 2011 fiscal year.

We remained free of interest bearing debt during the first twenty-four weeks of fiscal year 2012.  We have remained free of interest-bearing debt for twenty-five consecutive years. We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2013. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth and a Quick Ratio not less than 1.0 to 1.0 and a minimum net income after tax. The Company is currently in compliance with all provisions of the agreement. There were no borrowings under this line of credit during the year.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for fiscal 2012.

18 of 23

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance on “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" changing how existing fair value guidance is applied and expanding disclosure requirements. The updated guidance is to be applied prospectively and is effective for the Company's interim and annual periods beginning January 1, 2012. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

19 of 23

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting company.

Item 4.  Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report in their design and operation to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management and  recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 13, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

20 of 23

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

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended April 13, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 21, 2012 – February 17, 2012	2,021	$10.35	2,021	232,644
February 18, 2012 – March 16, 2012	1,716	9.49	1,716	230,928
March 17, 2012 – April 13, 2012	2,292	$8.84	2,292	228,636
Total	6,029	$9.53	6,029

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended April 13, 2012.

(2)
Repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of our management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of our common stock in compliance with the requirements of Rule 10b5-1 under the Exchange Act.  Commencing on December 12, 2011 and continuing through and including October 13, 2012, CGM shall act as our exclusive agent to purchase shares of our common stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act or in privately-negotiated transactions.  As of April 13, 2012, the total maximum number of shares that may be purchased under the Purchase Plan is 228,636 at a purchase price not to exceed $12.00 per share at a total maximum aggregate price (exclusive of commission) of $2,743,632.

21 of 23

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

22 of 23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: May 25, 2012	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

23 of 23