Form 10-Q
period 2012-07-06
BRIDGFORD FOODS CORP
filed 2012-08-17
CIK 14177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 6, 2012

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
Yes [ ] No [ X ]

As of August 15, 2012 the registrant had 9,175,583 shares of common stock outstanding.

1 of 23

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Part I. Financial Information

Item 1. Financial Statements	Page

a. Condensed Consolidated Balance Sheets at July 6, 2012 (unaudited) and October 28, 2011	3

b. Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended July 6, 2012 and July 8, 2011 (unaudited)	4

c. Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended July 6, 2012 and July 8, 2011 (unaudited)	5

d. Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

Part II. Other Information

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6. Exhibits	22

Signatures	23

Items 1, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 23

Part I.  Financial Information
Item 1. a.
BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

ASSETS	July 6, 2012	October 28, 2011
	(Unaudited)
Current assets:

Cash and cash equivalents	$10,830	$9,324
Accounts receivable, less allowance for doubtful accounts of $57 and $124, respectively, and promotional allowances of $2,504 and $2,289, respectively	10,024	9,702
Inventories, less inventory reserves of $638 and $318, respectively (Note 2)	15,408	16,888
Prepaid expenses and other current assets	636	340
Refundable income taxes	988	1,036
Deferred income taxes, net of valuation allowance	-	-

Total current assets	37,886	37,290

Property, plant and equipment, less accumulated depreciation of $56,489 and $55,622, respectively	9,076	7,903
Other non-current assets	12,230	11,773
Deferred income taxes, net of valuation allowance	-	-
Total assets	$59,192	$56,966

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$4,629	$4,246
Accrued payroll, advertising and other expenses	5,687	5,590
Current portion of non-current liabilities	3,047	3,439
Total current liabilities	13,363	13,275

Non-current liabilities	19,557	18,853

Total liabilities	32,920	32,128

Commitments and contingencies (Note 3)
Shareholders' equity:
Preferred stock, without par value; authorized - 1,000 shares; issued and outstanding - none	-	-
Common stock, $1.00 par value; authorized - 20,000 shares; issued and outstanding – 9,178 and 9,198 shares, respectively	9,235	9,255
Capital in excess of par value	9,045	9,214
Retained earnings	24,719	23,096
Accumulated other comprehensive loss	(16,727)	(16,727)
Total shareholders' equity	26,272	24,838
Total liabilities and shareholders' equity	$59,192	$56,966

See accompanying notes to condensed consolidated financial statements.

3 of 23

Item 1. b.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	12 weeks ended		36 weeks ended
	July 6, 2012	July 8, 2011	July 6, 2012	July 8, 2011

Net sales	$27,862	$26,611	$84,890	$80,598
Cost of products sold	17,661	18,412	56,385	54,132

Gross margin	10,201	8,199	28,505	26,466

Selling, general and administrative expenses	9,340	8,782	26,882	26,424

Income (loss) before taxes	861	(583)	1,623	42
Income tax (benefit)	-	(106)	-	(503)

Net income (loss)	$861	$(477)	$1,623	$545

Net income (loss) per share – Basic and diluted	$0.09	$(0.05)	$0.18	$0.06

Weighted average common shares – Basic and diluted	9,180	9,289	9,188	9,310

Cash dividends paid per share	$-	$-	$-	$0.10

See accompanying notes to condensed consolidated financial statements.

4 of 23

Item 1. c.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	36 weeks ended
	July 6, 2012	July 8, 2011
Cash flows from operating activities:

Net income	$1,623	$545

Income or charges not affecting cash and cash equivalents:
Depreciation	1,105	1,286
(Recoveries) losses on accounts receivable	(107)	75
Gain on sale of property, plant and equipment	(8)	(42)
Effect on cash and cash equivalents from changes in operating assets and liabilities:
Accounts receivable	(215)	(1,472)
Inventories	1,480	(1,726)
Prepaid expenses and other current assets	(248)	(579)
Other non-current assets	(457)	(669)
Accounts payable	383	(157)
Accrued payroll, advertising and other expenses	(572)	275
Non-current liabilities	(849)	(1,248)

Net cash provided by (used in) operating activities	2,135	(3,712)

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	8	42
Additions to property, plant and equipment	(430)	(1,552)

Net cash used in investing activities	(422)	(1,510)

Cash used in financing activities:
Shares repurchased	(189)	(875)
Payments of capital lease obligation	(18)
Cash dividends paid	-	(932)

Net cash used in financing activities	(207)	(1,807)

Net increase (decrease) in cash and cash equivalents	1,506	(7,029)

Cash and cash equivalents at beginning of period	9,324	15,686

Cash and cash equivalents at end of period	$10,830	$8,657

Supplemental cash flow information:

Cash paid for income taxes	$-	$129

Transportation equipment financed by capital lease obligations	$1,848	$-

See accompanying notes to condensed consolidated financial statements.

5 of 23

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve and thirty-six weeks ended July 6, 2012 and July 8, 2011 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2011 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  Recent accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses.  The carrying amount of these instruments approximate fair market value due to their short term maturity.  At July 6, 2012, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company issues credit to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

For the thirty-six weeks ended July 6, 2012, Wal-Mart® accounted for 14.5% of consolidated revenues and 27.8% of consolidated accounts receivable.  For the thirty-six weeks ended July 8, 2011, Wal-Mart® accounted for 14.4% of consolidated revenues and 9.4% of consolidated accounts receivable.   For the thirty-six weeks ended July 8, 2011, Dollar General® accounted for 9.1% of consolidated revenues and 23.6% of consolidated accounts receivable.  No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the thirty-six weeks ended July 6, 2012 or the thirty-six weeks ended July 8, 2011.

Management has evaluated events subsequent to July 6, 2012 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

6 of 23

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited) July 6, 2012	October 28, 2011
Meat, ingredients and supplies	$5,708	$5,434
Work in progress	1,483	1,549
Finished goods	8,217	9,905
	$15,408	$16,888

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

Note 3 - Commitments and Contingencies:

We invested in transportation equipment during the third quarter of fiscal 2012 financed by a capital lease obligation in the amount of $1,848.  The capital lease arrangement replaces month-to-month leases of transportation equipment.

Future minimum lease payments on transportation equipment are approximately (in thousands):

	2012	2013	2014	2015	2016	2017	2018
Net Lease Commitments	$72	$222	$231	$241	$250	$261	$553

The total capital lease obligation remaining as of July 6, 2012 is $1,830.  The lease arrangement also contains a variable component of .07 cents per mile based on miles driven over the lease life.  The capital lease arrangement replaces the long-standing month-to-month lease of transportation equipment.

The Company also leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements. No material changes have been made to these agreements during the first thirty-six weeks of fiscal 2012.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period.  The contracts are effective for a month or less and are not material.  These contracts are settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period.   No significant contracts remained unfulfilled at July 6, 2012.  The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

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

The following segment information is presented for the twelve and thirty-six weeks ended July 6, 2012 and July 8, 2011.

Twelve Weeks Ended July 6, 2012	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$11,186	$16,676	$-	$-	$27,862
Intersegment sales	-	254	-	254	-
Net sales	11,186	16,930	-	254	27,862
Cost of products sold	6,641	11,274	-	254	17,661
Gross margin	4,545	5,656	-	-	10,201
Selling, general and administrative expenses	3,820	5,527	(7)	-	9,340
Income before taxes	725	129	7	-	861

Total assets	$11,961	$22,765	$24,466	$-	$59,192
Additions to property, plant and equipment (includes non cash purchase of transportation equipment)	$1,922	$64	$3	$-	$1,989

Twelve Weeks Ended July 8, 2011	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$10,993	$15,618	$-	$-	$26,611
Intersegment sales	-	254	-	254	-
Net sales	10,993	15,872	-	254	26,611
Cost of products sold	7,041	11,625	-	254	18,412
Gross margin	3,952	4,247	-	-	8,199
Selling, general and administrative expenses	3,790	4,980	12	-	8,782
Income (loss) before taxes	162	(733)	(12)	-	(583)

Total assets	$10,424	$25,476	$22,231	$-	$58,131
Additions to property, plant and equipment	$472	$423	$-	$-	$895

8 of 23

Thirty-Six Weeks Ended July 6, 2012	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$37,448	$47,442	$-	$-	$84,890
Intersegment sales	-	639	-	639	-
Net sales	37,448	48,081	-	639	84,890
Cost of products sold	23,071	33,953	-	639	56,385
Gross margin	14,377	14,128	-	-	28,505
Selling, general and administrative expenses	11,618	15,290	(26)	-	26,882
Income (loss) before taxes	2,759	(1,162)	26	-	1,623

Total assets	$11,961	$22,765	$24,466	$-	$59,192
Additions to property, plant and equipment (includes non cash purchase of transportation equipment)	$1,964	$292	$22	$-	$2,278

Thirty-Six Weeks Ended July 8, 2011	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$37,378	$43,220	$-	$-	$80,598
Intersegment sales	-	767	-	767	-
Net sales	37,378	43,987	-	767	80,598
Cost of products sold	23,130	31,769	-	767	54,132
Gross margin	14,248	12,218	-	-	26,466
Selling, general and administrative expenses	11,517	14,911	(4)	-	26,424
Income (loss) before taxes	2,731	(2,693)	4	-	42

Total assets	$10,424	$25,476	$22,231	$-	$58,131
Additions to property, plant and equipment	$612	$782	$158	$-	$1,552

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2012 fiscal year to be different from the federal statutory rate due to the state taxes and a change in valuation allowance as follows:

Effective tax rate	%
Federal Statutory rate	34.0
State taxes (net of Federal effect)	5.2
Change in valuation allowance	(38.6)
Other	(0.6)
Total effective tax rate	0.0
We did not record a provision for income taxes for the thirty-six week period ended July 6, 2012, related to federal and state taxes, based on the Company’s expected annual effective tax rate.   We recorded tax expense for non income related taxes of $48 which are reflected in selling, general and administrative expenses.

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences.  Management reevaluated the need for a full valuation allowance at July 6, 2012 based on both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of its deferred tax assets does not meet the more likely than not standard.  As a result of this evaluation, a full valuation allowance remained against the net deferred tax assets as of July 6, 2012. Management will continue to periodically reevaluate the valuation allowance and, to the extent that conditions change, some or all of such valuation allowance could be reversed in future periods.  The Company has established objective criteria that must be met before a release of the valuation allowance will occur.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2008 through October 28, 2011. We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended November 2, 2007 through October 28, 2011.

9 of 23

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

Critical Accounting Policies and Management Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the respective reporting periods.   Some of the estimates needed to be made by management include the allowance for doubtful accounts, promotional and returns allowances, inventory reserves and the estimated useful lives of property and equipment, and the valuation allowance for the Company’s deferred tax assets. Actual results could materially differ from these estimates. We determine the amounts to record based on historical experience and various other assumptions that we view as reasonable under the circumstances and consider all relevant available information.  The results of this analysis form the basis for our conclusion as to the value of assets and liabilities that are not readily available from other independent sources.   Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates.

Current accounting principles require that an internal rate of return (“IRR”) analysis be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of June 30, 2012 was 4.13% as compared to 4.70% at October 31, 2011. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial.  The provision for doubtful accounts receivable is based on historical trends and current collection risk.  We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss. For the thirty-six weeks ended July 6, 2012, Wal-Mart® accounted for 14.5% of consolidated revenues and 27.8% of consolidated accounts receivable.  For the thirty-six weeks ended July 8, 2011, Wal-Mart® accounted for 14.4% of consolidated revenues and 9.4% of consolidated accounts receivable.   For the thirty-six weeks ended July 8, 2011, Dollar General® accounted for 9.1% of consolidated revenues and 23.6% of consolidated accounts receivable.  No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the thirty-six weeks ended July 6, 2012 or the thirty-six weeks ended July 8, 2011.

10 of 23

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

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences. Management concluded at the end of 2008 that it was more likely than not that deferred tax assets would not be realized and recorded a full valuation allowance on all deferred tax assets during the fourth quarter of fiscal 2008. Management re-evaluated the need for a full valuation allowance as of July 6, 2012. Management evaluated both positive and negative evidence. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard. Therefore, a full valuation allowance remains against the net deferred tax assets at July 6, 2012.

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

Overview of Reporting Segments

We operate in two business segments – the processing and distribution of frozen products (the Frozen Food Products segment), and the processing and distribution of refrigerated and snack food products (the Refrigerated and Snack Food Products segment).  For information regarding the separate financial performance of the business segments refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  We manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky and a variety of sandwiches and sliced luncheon meats.  We purchase products for resale including a variety of cheeses, salads, party dips, Mexican foods, nuts and other delicatessen type food products.

11 of 23

Frozen Food Products Segment

In our Frozen Food Products segment, we manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items and sandwiches.  All items within this segment are considered similar products and have been aggregated at this level.  Our Frozen Food Products segment serves both food service and retail customers.  Products produced in this segment are supplied through leased long-haul vehicles to food service and retail distributors that take title to the product upon shipment receipt.  Approximately 150 unique frozen food products are sold through wholesalers, cooperatives and distributors to approximately 21,000 retail outlets and 22,000 restaurants and institutions.

Refrigerated and Snack Food Products Segment

In our Refrigerated and Snack Food Products segment, we distribute both products manufactured by us and products manufactured or processed by third parties.   All items within this segment are considered similar products and have been aggregated at this level.  The dry sausage division includes products such as jerky, meat snacks, sausage and pepperoni products.  The deli division includes products such as ham, sandwiches, cheese, Mexican food, pastries and other delicatessen type food products.  Our Refrigerated and Snack Food Products segment sells approximately 270 different items through a direct store delivery network serving approximately 18,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.  These customers are comprised of large retail chains and smaller “independent” operators.  We have reduced product distribution through independent third-party distributors (redistributors) in the third quarter of fiscal 2012 in favor of utilizing customer managed warehouse distribution centers to lower distribution cost.  Approximately 900 customers were served in the third twelve weeks of Fiscal year 2012 using redistributors and the Company expects to fully discontinue these arrangements in the last quarter of fiscal 2012.

Products produced or distributed by the Refrigerated and Snack Food segment are supplied to customers through either direct delivery to customer warehouses, direct-store-delivery or redistributors. Product delivered to a customer warehouse is then distributed to the store and stocked by the customer where it is then resold to the end consumer.  Product delivered using the company-owned fleet direct to the store is considered a direct-store-delivery. In this case, we provide the service of setting up and maintaining the display and stocking our products.  In 2008, we began selling products to independent third-party distributors (also known as redistributors) who deliver a broad range of products to large chain stores, including Wal-Mart, in remote geographic areas of the country.

Results of Operations for the Twelve Weeks ended July 6, 2012 and July 8, 2011

Net Sales-Consolidated

Net sales increased by $1,251 (4.7%) to $27,862 in the third twelve weeks of the 2012 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	9.1	2,677
Unit sales volume in pounds	-6.5	(1,915)
Returns activity	1.8	437
Promotional activity	0.3	52
Increase in net sales	4.7	1,251

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment, excluding inter-segment sales, increased by $193 (1.8%) to $11,186 in the third twelve weeks of the 2012 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	3.0	358
Unit sales volume in pounds	0.3	35
Returns activity	0.0	1
Promotional activity	-1.5	(201)
Increase in net sales	1.8	193

The increase in selling price per pound in fiscal 2012 primarily relates to price increases implemented in the second quarter of the fiscal year.  Favorable product mix changes also contributed to the increase in sales.  Unit sales volume and returns activity remained relatively flat compared to the same period in fiscal 2011.  Higher promotional activity compared to the same twelve week period in fiscal year 2011 partially offset the sales increase.

12 of 23

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products segment, excluding inter-segment sales, increased by $1,058 (6.8%) to $16,676 in the third twelve weeks of the 2012 fiscal year compared to the same twelve-week period last year.

The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food Products	%	$
Selling price per pound	13.3	2,319
Unit sales volume in pounds	-11.2	(1,950)
Returns activity	3.0	436
Promotional activity	1.7	253
Increase in net sales	6.8	1,058

Selling prices per pound increased in fiscal 2012 as a result of favorable product mix changes. The increase in selling price per pound in fiscal 2012 primarily relates to significant sales of a one-time specialty item during the third quarter of the fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $751 (4.1%) to $17,661 in the third twelve weeks of the 2012 fiscal year compared to the same twelve-week period in fiscal 2011.  Lower unit sales volumes and significantly lower commodity costs described in the segment analysis below were the primary cause of the decrease in cost of products sold.  Gross margin increased from 30.8% to 36.6%.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $400 (5.7%) to $6,641 in the third twelve weeks of the 2012 fiscal year compared to the same twelve-week period in fiscal year 2011. Lower flour commodity costs were the primary contributing factor to this decrease.  The cost of purchased flour decreased approximately $208 in the third twelve weeks of fiscal 2012 compared to the prior year period.  Consistent with the decrease in flour costs, the gross margin percentage increased from 36.0% to 40.6% in the third twelve weeks of fiscal year 2012 compared to the same twelve week period in the prior fiscal year.

Cost of Products Sold-Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products segment decreased by $351 (3.0%) to $11,274 in the third twelve weeks of the 2012 fiscal year compared to the same twelve-week period in fiscal year 2011.  The cost of significant meat commodities decreased approximately $460 in the third twelve weeks of fiscal 2012 compared to the same period in the prior year.  The gross margin earned in this segment increased from 27.2% to 33.9% in the third twelve weeks of fiscal year 2012 due primarily to lower commodity costs and to a lesser extent as a result of sales mix changes.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $558 (6.4%) to $9,340 in the third twelve weeks of fiscal year 2012 compared to the same twelve-week period in the prior fiscal year.  The increase in this category for the twelve-week period ended July 6, 2012 did not directly correspond to the sales increase.  The table below summarizes the significant expense increases included in this category:

	12 Weeks Ended		Expense/Gain
	July 6, 2012	July 8, 2011	Increase
Wages and bonus	$3,471	$3,159	$312
Product advertising	1,620	1,399	221
Other SG&A	4,249	4,224	25
Total	$9,340	$8,782	$558

Higher profits and profit sharing accruals resulted in increased wages and bonus in the third twelve weeks of the 2012 fiscal year compared to the same period in the prior year.  Costs for product advertising increased compared to the same twelve week period in fiscal 2011 related to a significant specialty product shipment in the period.  None of the changes individually or as a group of expenses in “Other SG&A” were significant enough in value to merit separate disclosure.  The major components comprising the increase of “Other SG&A” were asset impairment reserves, a decrease in life insurance policy cash surrender values, higher pension costs, higher equipment rentals and an increase in non-income related state taxes.

13 of 23

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $30 (0.8%) to $3,820 in the third twelve weeks of fiscal year 2012 compared to the same twelve week period in the prior fiscal year.   SG&A spending remained consistent with the last fiscal year and did not directly correspond to the increase in sales mainly due to a favorable settlement of  OSHA penalties related to citations received in prior periods.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A in the Refrigerated and Snack Food Products segment increased by $547 (11.0%) to $5,527 in the third twelve weeks of fiscal year 2012 compared to the same twelve-week period in the prior fiscal year.  The increase in SG&A costs is primarily related to costs for product advertising related to a one-time significant specialty product shipment in the period.

Income Taxes-Consolidated

Income tax (benefit) for the twelve weeks ended July 6, 2012 and July 8, 2011 was as follows:

	July 6, 2012	July 8, 2011
Income tax (benefit)	$-	$(106)

Effective tax rate	-	18.2%

We did not record a provision for income taxes for the twelve week period ended July 6, 2012, related to federal and state taxes, based on the Company's expected annual effective tax rate.

Net Income(Loss)-Consolidated

The net income of $861 in the twelve weeks ended July 6, 2012 includes a non-taxable loss on life insurance policies in the amount of $32.  The net loss of $477 in the twelve weeks ended July 8, 2011 includes a non-taxable gain on life insurance policies in the amount of $98.  Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.

Results of Operations for the Thirty-Six Weeks ended July 6, 2012 and July 8, 2011

Net Sales-Consolidated

Net sales increased by $4,292 (5.3%) to $84,890 in the first thirty-six weeks of the 2012 fiscal year compared to the same thirty-six week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	5.3	4,709
Unit sales volume in pounds	-0.8	(713)
Promotional activity	0.8	573
Returns activity	0.0	(277)
Increase in net sales	5.3	4,292

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment, excluding inter-segment sales, increased by $70 (0.2%) to $37,448 in the first thirty-six weeks of the 2012 fiscal year compared to the same thirty-six week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	3.3	1,364
Unit sales volume in pounds	-2.0	(806)
Promotional activity	-0.1	(51)
Returns activity	-1.0	(437)
Increase in net sales	0.2	70

14 of 23

The increase in selling price per pound over the prior year period was due to selling price increases implemented in the second quarter of fiscal 2012.  Unfavorable changes in product mix partially off-set favorable selling price trends.  Decreased unit sales volume, increased promotions and returns activity compared to the same thirty-six week period in fiscal year 2011 partially offset the sales increase.

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products segment, excluding inter-segment sales, increased by $4,222 (9.8%) to $47,442 in the first thirty-six weeks of the 2012 fiscal year compared to the same thirty-six week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food Products	%	$
Selling price per pound	7.0	3,345
Unit sales volume in pounds	0.2	93
Promotional activity	1.9	624
Returns activity	0.7	160
Increase in net sales	9.8	4,222

Selling prices per pound increased in fiscal 2012 primarily as a result of favorable product mix changes.  The unit volume change was insignificant. Favorable trends in promotional and returns activity increased net sales compared to the prior fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $2,253 (4.2%) to $56,385 in the first thirty-six weeks of the 2012 fiscal year compared to the same thirty-six week period in fiscal 2011.  The gross margin increased from 32.8% to 33.6% as a result of the factors described in the segment analysis below.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $59 (0.3%) to $23,071 in the first thirty-six weeks of the 2012 fiscal year compared to the same thirty-six week period in fiscal year 2011. The cost of products sold decreased due to a decline in the cost of purchased flour of approximately $299 in the first thirty-six weeks of fiscal 2012 compared to the prior year period.  The decrease in flour costs and higher selling prices resulted in a slight increase in the gross margin percentage from 38.1% to 38.4% in the first thirty-six weeks of fiscal year 2012 compared to the same thirty-six week period in the prior fiscal year.

Cost of Products Sold-Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products segment increased by $2,184 (6.9%) to $33,953 in the first thirty-six weeks of the 2012 fiscal year compared to the same thirty-six week period in fiscal year 2011.  The cost of significant meat commodities increased approximately $720 in the first thirty-six weeks of fiscal 2012 compared to the same period in the prior year.   The gross margin earned in this segment increased from 28.3% to 29.8% in the first thirty-six weeks of fiscal year 2012 due primarily to favorable sales mix changes.

15 of 23

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $458 (1.7%) to $26,882 in the first thirty-six weeks of fiscal year 2012 compared to the same thirty-six week period in the prior fiscal year.  The increase in this category for the thirty-six week period ended July 6, 2012 did not directly correspond to the sales increase.  The table below summarizes the significant expense increases and decreases included in this category:

	36 weeks Ended		Expense/Gain
	July 6, 2012	July 8, 2011	Increase (Decrease)
Product advertising	$4,515	$4,045	$470
Pension	641	336	305
Workers’ compensation	311	560	(249)
Benefits-healthcare	1,402	1,619	(217)
Losses (recoveries) on accounts receivable	(107)	75	(182)
Other SG&A	20,120	19,789	331
Total	$26,882	$26,424	$458

Costs for product advertising increased compared to the same thirty-six week period in fiscal 2011 related to significant specialty product sales in the period.  The net periodic benefit cost of the defined benefit pension plan increased due to recent reductions in the discount rate.   The Company's workers' compensation benefit expense was more favorable compared to claim trends in the comparative thirty-six week period in fiscal 2011.  The Company’s healthcare benefit expense was more favorable compared to claim trends in the comparative thirty-six week period in fiscal 2011.  During the thirty-six week period ended July 6, 2012, reductions in the allowance for doubtful accounts were recognized due to an improved accounts receivable aging.  None of the changes individually or as a group of expenses in “Other SG&A” were significant enough in value to merit separate disclosure.  The major components comprising the increase of “Other SG&A” were asset impairment reserves, an increase in increase in non-income related state taxes, display racks, vacation and sick expenses and a lower gain on cash surrender values of life insurance policies.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $101 (0.9%) to $11,618 in the first thirty-six weeks of fiscal year 2012 compared to the same thirty-six week period in the prior fiscal year.  SG&A expenses in the Frozen Foods Product Segment were consistent with the same period in fiscal 2011.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A in the Refrigerated and Snack Food Products segment increased by $379 (2.5%) to $15,290 in the first thirty-six weeks of fiscal year 2012 compared to the same thirty-six week period in the prior fiscal year. The increase in SG&A costs is primarily related to an increase in product advertising compared to the same thirty-six week period in fiscal 2011 related to a significant specialty product shipment in the period. Increases in the net periodic benefit cost of the defined benefit pension plan due to recent reductions in the discount rate also had a significant effect.  Cost increases for SG&A in the Refrigerated and Snack Food Products segment were partially offset by lower healthcare and workers’ compensation costs due to more favorable claim trends compared to the previous thirty-six week period in fiscal 2011.  During the thirty-six week period ended July 6, 2012, a reduction in the allowance for doubtful accounts was recognized due to an improved accounts receivable aging thereby reducing SG&A.

Income Taxes-Consolidated

Income tax (benefit) for the thirty-six weeks ended July 6, 2012 and July 8, 2011 was as follows:

	July 6, 2012	July 8, 2011
Income tax (benefit)	$-	$(503)

We did not record a provision for income taxes for the thirty-six week period ended July 6, 2012, related to federal and state taxes, based on the Company’s expected annual effective tax rate.  We recorded tax expense for non-income related taxes of $48 which are reflected in selling, general and administrative expenses.

16 of 23

Net Income -Consolidated

The net income of $1,623 in the thirty-six weeks ended July 6, 2012 includes a non-taxable gain on life insurance policies in the amount of $598.  The net income of $545 in the thirty-six weeks ended July 8, 2011 includes a non-taxable gain on life insurance policies in the amount of $669. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver our products.  We have remained free of bank debt for the past twenty-five years and we fund our operations from cash balances and cash flow generated from operations.  We expect positive operating cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales.  We typically build inventories in the third quarter for anticipated holiday season sales that occur in the fourth and first quarters.  Anticipated commodity price trends may also affect cash balances.  Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing.

Cash flows from operating activities for the thirty-six weeks ended:

	July 6, 2012	July 8, 2011

Net income	$1,623	$545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,105	1,286
(Recoveries) losses on accounts receivable	(107)	75
Gain on sale of property, plant and equipment	(8)	(42)
Changes in operating working capital	(478)	(5,576)
Net cash (used in) provided by operating activities	$2,135	$(3,712)

For the thirty-six weeks ended July 6, 2012, net cash provided by our operating activities for the third quarter ended July 6, 2012 was $2,135, an increase of $5,847 compared to the same period in fiscal 2011.  The increase is primarily related to more profitable operations due to increased sales and lower commodity costs.  The current year seasonal decrease in inventory is related to the liquidation of inventories built up at the end of the prior fiscal year in anticipation of the holiday selling season.  Inventory for the quarter ended July 8, 2011 was higher than normal due to the development of a unique product line and inventory build up related to several large shipments in the last quarter of fiscal year 2011.  During the thirty-six week period ended July 6, 2012 we funded $1,663 towards our defined benefit pension plan.  Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislation changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) is relatively quick, and was equal to 46 days for the thirty-six week period ended July 6, 2012 and 62 days for the thirty-six week period ended July 8, 2011.  Compared with the prior year, the favorable impact on the 2012 cash conversion cycle resulted from lower days of inventory, primarily due to higher sales in 2012.

For the thirty-six weeks ended July 8, 2011, sources of cash include a significant refund on prior year’s tax overpayment. Operating cash flows for the period ended July 8, 2011 were reduced by an increase in accounts receivable of $1,472, an increase in inventory of $1,726, an increase in prepaid expenses and other current assets of $579, a decrease in other non-current assets of $669 and a decrease in non-current liabilities of $1,248.  During the thirty-six week period ended July 8, 2011 we funded $464 towards our defined benefit pension plan.

17 of 23

Cash used in investing activities for the thirty-six weeks ended:

	July 6, 2012	July 8, 2011
Proceeds from sale of property, plant and equipment	$8	$42
Additions to property, plant and equipment	(430)	(1,552)
Net cash used in investing activities	$(422)	$(1,510)

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

The table below highlights the additions to property, plant and equipment for the thirty-six weeks ended:

	July 6, 2012	July 8, 2011
Changes in projects in process	$(138)	$(31)
Processing equipment	74	491
Delivery vehicles	30	56
Sales vehicle	31	-
Building improvements	5	54
Packaging lines	386	79
Software and hardware	-	14
Temperature control and product storage	42	889

Additions to property, plant and equipment	$430	$1,552

The capital expenditures below represent the amount of property, plant and equipment acquired under a capital lease arrangement.  These acquisitions are not reflected in the condensed consolidated statement of cash flows since they were acquired without using cash.

	July 6, 2012	July 8, 2011
Transportation equipment financed by capital lease obligations	$1,848	$-

Cash used in financing activities for the thirty-six weeks ended:

	July 6, 2012	July 8, 2011
Shares repurchased	$(189)	$(875)
Payments of capital lease obligation	(18)	-
Cash dividends paid	-	(932)
Net cash provided by (used in) financing activities	$(207)	$(1,807)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of July 6, 2012, 221,014 shares were still authorized for repurchase under the program.  A one-time cash dividend was paid in the amount of ten cents per share, during the first twelve weeks of the 2011 fiscal year.

We invested in transportation equipment during the third quarter of fiscal 2012 financed by a capital lease obligation in the amount of $1,848.  The term of the lease is six years.  The total capital lease obligation remaining as of July 6, 2012 is $1,830.  The capital lease arrangement replaces the long-standing month-to-month lease of transportation equipment.

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

Item 4.  Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report in their design and operation to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management and  recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and were accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 6, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended July 6, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 14, 2012 – May 11, 2012	5,650	$9.44	5,640	222,996
May 12, 2012 – June 8, 2012	652	9.35	652	222,344
June 9, 2012 – July 6, 2012	1,330	8.08	1,330	221,014
Total	7,622	$9.20	7,622

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended July 6, 2012.

(2)
Repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of our management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of our common stock in compliance with the requirements of Rule 10b5-1 under the Exchange Act.  Commencing on December 12, 2011 and continuing through and including October 13, 2012, CGM shall act as our exclusive agent to purchase shares of our common stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act or in privately-negotiated transactions.  As of July 6, 2012, the total maximum number of shares that may be purchased under the Purchase Plan is 221,014 at a purchase price not to exceed $12.00 per share at a total maximum aggregate price (exclusive of commission) of $2,652,168.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: August 17, 2012	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

23 of 23