Form 10-K
period 2012-11-02
BRIDGFORD FOODS CORP
filed 2013-01-18
CIK 14177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 2, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on April 13, 2012 was $17,026,000.
As of January 15, 2013, there were 9,157,485 shares of common stock outstanding.

Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held March 20, 2013 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Background of Business

Bridgford Foods Corporation (collectively with its subsidiaries, “Bridgford”, the “Company”, “we”, “our”), a California corporation, was organized in 1952. We originally began operations in 1932 as a retail meat market in San Diego, California and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat, and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. For more than the past five years we and our subsidiaries have been primarily engaged in the manufacturing, marketing and distribution of an extensive line of frozen, refrigerated, and snack food products throughout the United States. Bridgford Foods Corporation has not been involved in any bankruptcy, receivership, or similar proceedings since inception nor have we been party to any merger, acquisition, etc. or acquired or disposed of any material amounts of assets during the past five years. Substantially all of our assets have been acquired in the ordinary course of business. We have had no significant change in the type of products produced or distributed, nor in the markets we serve.

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

The following table shows sales, as a percentage of consolidated sales, for each of these segments for each of the last two fiscal years:

	2012	2011
Frozen Food Products	44%	46%
Refrigerated and Snack Food Products	56%	54%
	100%	100%

We manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky, and a variety of sandwiches and sliced luncheon meats. The products we purchase for resale include a variety of cheeses, salads, party dips, Mexican foods, nuts, and other delicatessen type food products.

	2012	2011
Products manufactured, processed or packaged by Bridgford	91%	90%
Products manufactured or processed by third parties for distribution	9%	10%
	100%	100%

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

Product Distribution Methods

Our products are delivered to customers using several distinct distribution channels.  The distribution channel utilized is dependent upon the needs of our customers, the most efficient proximity to the delivery point, trade customs, operating segment as well as product type, life and stability.  Among our customers are many of the country’s largest broadline and specialty food service distributors. These and other large end purchasers occasionally go through extensive qualification procedures and our manufacturing capabilities are subjected to thorough review by the end purchasers prior to our approval as a vendor. Large end purchasers typically select suppliers that can consistently meet increased volume requirements on a national basis during peak promotional periods. We believe that our manufacturing flexibility, national presence, and long-standing customer relationships should allow us to compete effectively with other manufacturers seeking to provide similar products to our current large food service end purchasers, although no assurances can be given.

The factors that contribute to higher or lower margins generated from each method of distribution depend upon the accepted selling price, level of involvement by our employees in setting up and maintaining displays, distance traveled and fuel consumed by our company-owned fleet as well as freight and shipping costs depending on the distance the product travels to the delivery point.  Management is continually evaluating the profitability of product delivery methods, analyzing alternate methods and weighing economic inputs to determine the most efficient and cost effective method of delivery to fulfill the needs of our customers.

Major Product Classes

Frozen Food Products

Our frozen food division serves both food service and retail customers. Approximately 160 unique frozen food products are sold through wholesalers, cooperatives, and distributors to approximately 21,000 retail outlets and 22,500 restaurants and institutions.

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

Frozen Food Products – Sales and Marketing

Our frozen food business covers the United States and Canada.  Products produced by the Frozen Food Products segment are generally supplied to food service and retail distributors who take title to the product upon shipment receipt through company leased long-haul vehicles.  In addition to regional sales managers, we maintain a network of independent food service and retail brokers covering most of the United States as well as Canada. Brokers are compensated on a commission basis. We believe that our broker relationships, in close cooperation with our regional sales managers, are a valuable asset providing significant new product and customer opportunities. Regional sales managers perform several significant functions for us, including identifying and developing new business opportunities and providing customer service and support to our distributors and end purchasers through the effective use of our broker network.

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

Refrigerated and Snack Food Products

Our refrigerated and snack food products division sells approximately 280 different items through customer owned distribution centers and a direct store delivery network serving approximately 19,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.

Products produced or distributed by the Refrigerated and Snack Food segment are supplied to customers through either direct delivery to customer warehouses, direct-store-delivery to retail locations or through redistributors. Product delivered to a customer warehouse is then distributed to the store and stocked by the customer where it is then resold to the end consumer.  Product delivered using the company-owned fleet direct to the store is considered a direct-store-delivery. In this case, we provide the service of setting up and maintaining the display and stocking our products.   In 2008, we began selling products to independent third-party distributors (also known as redistributors) who deliver a broad range of products to large chain stores, including Wal-Mart, in remote geographic areas of the country.  We reduced product distribution through independent third-party distributors (redistributors) in the latter part of fiscal 2012 in favor of utilizing customer managed warehouse distribution centers to lower distribution cost.  Approximately 900 customers were served in the third twelve weeks of fiscal year 2012 using this distribution method and the Company fully discontinued redistributor arrangements in the last quarter of fiscal 2012.

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

Refrigerated and Snack Food Products — Sales and Marketing

Our direct store delivery network consists of two separate divisions, refrigerated and non-refrigerated snack food products. Refrigerated snack food products are distributed through eight different regions located in the southwest, primarily operating in California, Arizona, and Nevada. Non-refrigerated snack food products are distributed across the United States and Canada. The regional sales managers perform several significant functions including identifying and developing new business opportunities and providing customer service and support to our customers. We also utilize the services of brokers, where appropriate, to support efficient product distribution and customer satisfaction.

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

During fiscal year 2011, we rolled out a unique product line created to meet specific customer requirements. After a successful initial start-up period, the customer determined the product did not meet their specific requirements and we agreed to accept the return of the product. Upon inspection we concluded the product had no ready market value and we donated the product to a local food bank. Included in cost of products sold in fiscal 2011 is a loss of $1,675,000 related to this donation.

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

The U.S. Occupational Safety and Health Administration ("OSHA") oversees safety compliance and establishes certain employer responsibilities to help "assure safe and healthful working conditions" and keep the workplace free of recognized hazards or practices likely to cause death or series injury.   Failure to comply with regulations of OSHA could adversely affect our results of operation.  The Company was subjected to significant enforcement actions by OSHA during fiscal year 2011, despite what we consider an excellent compliance and safety record. We have taken advantage of the focus on this area to improve our existing programs and organizational structure with regard to safety, which will benefit the Company’s ongoing safety programs. We accrued approximately $415,000 in estimated non-tax deductible penalties for these enforcement actions in fiscal 2011.  OSHA penalties were resolved favorably during fiscal 2012 resulting in lower cost to the Company than previously estimated resulting in a net gain of $41,000.   We maintain an accrual of $229,000 at the end of fiscal 2012 related to unpaid OSHA penalties.

To date, federal, state, and local environmental laws and regulations, including those relating to the discharge of materials into the environment, have not had a material effect on our business.

Importance of Key Customers

Sales to Wal-Mart® comprised 16.3% of revenues in fiscal 2012 and 19.7% of total accounts receivable was due from Wal-Mart® at November 2, 2012. Sales to Dollar General® comprised 9.0% revenues for fiscal year 2011 and 20.2% of total accounts receivable was due from Dollar General at October 28, 2011.

Sources and Availability of Raw Materials

We purchase large quantities of pork, beef, and flour.  These ingredients are generally available from a number of different suppliers although the availability of these ingredients is subject to seasonal variation.  We build ingredient inventories to take advantage of downward trends in seasonal prices or anticipated supply limitations.

Most flour purchases are made at market price without contracts. The Company also purchases bulk flour under short-term fixed price contracts at current market prices.  The contracts are usually effective for a month or less and are not material to our operations.  These contracts are settled within a month’s time and no significant contracts remain open at the close of the reporting period.  We monitor and manage our ingredient costs to help negate volatile daily swings in market prices when possible.  The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

Employees

We had 519 employees at November 2, 2012, approximately 70% of whose employment relationship is governed by collective bargaining agreements. These agreements currently expire or expired between December 2012 and March 2017.  We believe that our relationship with all of our employees is favorable and contracts will be settled favorably.

Executive Officers of the Registrant

The names, ages, and positions of all our executive officers as of January 1, 2013 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. William L. Bridgford is the son of Hugh Wm. Bridgford and the nephew of Allan L. Bridgford. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders. Three executive officers are full-time employees of our company, Allan L. Bridgford works 60% of full-time effective March 2005, and Hugh Wm Bridgford works 80% of full time effective January 2011 through the end of fiscal year 2012.

Name	Age	Position(s) with our company
Allan L. Bridgford	77	Vice President and member of the Executive Committee
Hugh Wm. Bridgford	81	Vice President and Chairman of the Executive Committee
William L. Bridgford	58	Chairman and member of the Executive Committee
John V. Simmons	57	President and member of the Executive Committee
Raymond F. Lancy	59	Chief Financial Officer, Executive Vice President, Treasurer and member of the Executive Committee

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

We purchase large quantities of commodity pork, beef, and flour. Historically, market prices for products we process have fluctuated in response to a number of factors, including changes in the United States government farm support programs, changes in international agricultural and trading policies, weather, and other conditions during the growing and harvesting seasons.Our operating results are heavily dependent upon the prices paid for raw materials. The marketing of our value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets.   While fluctuations in significant cost structure components, such as ingredient commodities and fuel prices, have had a significant impact on profitability over the last three years, the impact of general price inflation on our financial position and results of operations has not been significant. Future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

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

We could suffer significant reductions in revenues and operating income if we lost one or more of our largest customers, including Wal-Mart®, which accounted for 16.3% of sales in fiscal year 2012.  Many of our customers, such as supermarkets, warehouse clubs, and food distributors have consolidated in recent years.  Such consolidation has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories while demanding lower pricing and increased promotional programs. These customers also may use their shelf space for their own private label products.  Failure to respond to these trends could reduce our volume and cause us to lower prices or increase promotional spending for our product lines which could adversely affect our profitability.

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

Item 3.          Legal Proceedings

No material legal proceedings were pending against us at November 2, 2012 or as of the date of filing of this Annual Report on Form 10-K. We are likely to be subject to claims arising from time to time in the ordinary course of our business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on us. Any adverse litigation trends and outcomes could significantly and negatively affect our financial results.

Item 4.          Mine Safety Disclosures

Not applicable.

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

Fiscal Year 2012	High	Low	Cash Dividends Paid
First Quarter	$10.04	$8.23	$0.00
Second Quarter	$11.16	$8.00	$0.00
Third Quarter	$9.71	$7.61	$0.00
Fourth Quarter	$8.41	$6.08	$0.00

Fiscal Year 2011	High	Low	Cash Dividends Paid
First Quarter	$14.25	$11.37	$0.10
Second Quarter	$12.38	$10.76	$0.00
Third Quarter	$10.81	$6.84	$0.00
Fourth Quarter	$12.15	$8.90	$0.00

On November 12, 2012, Bridgford Foods Corporation issued a press release announcing that its Board of Directors had approved a one-time cash dividend of $0.05 per share of common stock which was distributed on December 24, 2012 to shareholders of record on November 27, 2012.

On January 15, 2013, the closing sale price for our common stock on the Nasdaq Global Market was $6.70 per share. As of January 15, 2013, there were 907 shareholders of record in our common stock.

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

Repurchases of Equity Securities by the Issuer

During fiscal year 2012, we repurchased an aggregate of 39,469 shares of our common stock for $322,000 pursuant to our repurchase plan previously authorized by the Board of Directors.  The following table provides information regarding our repurchases of common stock in each of the four periods comprising the fourth quarter of fiscal year 2012.

	Total Number of		Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Period (1)	Shares Purchased	Average Price Paid Per Share	or Programs (2)	or Programs (2)
July 7, 2012 - August 3, 2012 (4 weeks)	1,696	$8.24	1,696	219,318
August 4, 2012 - August 31, 2012 (4 weeks)	867	7.60	867	218,451
September 1, 2012 - September 28, 2012 (4 weeks)	7,864	6.74	7,864	210,587
September 29, 2012 - November 2, 2012 (5 weeks)	8,813	6.72	8,813	201,774
Total	19,240	$6.90	19,240

(1)	The periods shown are our fiscal periods during the seventeen-week quarter ended November 2, 2012.

(2)
All repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 15, 2012 and continuing through and including October 14, 2013, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of November 2, 2012, the total maximum number of shares that may be purchased under the Purchase Plan is 201,774 at a purchase price not to exceed $10.00 per share for a total maximum aggregate price (exclusive of commission) of $2,017,740.

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

Results of Operations (in thousands except percentages)

Fiscal Year Ended November 2, 2012 (53 weeks) Compared to Fiscal Year Ended October 28, 2011 (52 weeks)

Net Sales-Consolidated

Net sales in fiscal 2012 increased $9,092 (7.7%) when compared to the prior year.  The changes in net sales were comprised as follows:

Impact on Net Sales - Consolidated
Selling price per pound	7.3%	$9,556
Unit volume in pounds	-0.8%	(1,050)
Returns activity	1.0%	892
Promotional activity	0.2%	(306)
Increase in net sales	7.7%	$9,092

Overall, the increase in selling price per pound in fiscal 2012 primarily relates to price increases implemented during the fiscal year.  Favorable product mix changes also contributed to the increase in sales.  Unit volume in pounds declined slightly and returns activity decreased compared to the same period in fiscal 2011.  Promotional activity remained flat compared to fiscal year 2011.  However, promotional spending shifted between segments.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment in fiscal 2012 increased $755 (1.4%) compared to the prior year.  The changes in net sales were comprised as follows:

Impact on Net Sales - Frozen Food Products Segment
Selling price per pound	3.3%	$2,003
Unit volume in pounds	-0.5%	(322)
Returns activity	-0.1%	(52)
Promotional activity	-1.3%	(874)
Increase in net sales	1.4%	$755

The increase in selling price per pound in fiscal 2012 primarily relates to price increases implemented in the second quarter of the fiscal year.  Favorable product mix changes also contributed to the increase in sales.  Unit sales volume and returns activity remained relatively flat compared to the same period in fiscal 2011.  Higher promotional activity compared to fiscal year 2011 partially offset the sales increase.

Net Sales-Refrigerated and Snack Food Products Segment

Net sales, excluding intersegment sales, in the Refrigerated and Snack Food Products segment in fiscal 2012 increased $8,337 (13.1%) compared to the prior year. The changes in net sales were comprised as follows:

Impact on Net Sales - Refrigerated and Snack Food Products Segment
Selling price per pound	10.7%	$7,553
Unit volume	-1.0%	(728)
Returns activity	2.1%	944
Promotional activity	1.3%	568
Increase in net sales	13.1%	$8,337

  Selling prices per pound increased in fiscal 2012 as a result of favorable product mix changes. The increase in selling price per pound in fiscal 2012 primarily relates to significant sales of a one-time specialty item during the third quarter of the fiscal year. Lower returns and promotional activity also contributed to the increase in sales.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold in fiscal 2012 increased $2,323 (2.9%) compared to the prior year.  Changes in unit sales volumes and commodity costs are described in the segment analysis below and were the primary contributing factors to the increase in cost of goods sold. The gross margin increased to 34.8% in fiscal year 2012 from 31.7% in fiscal year 2011.

Cost of Products Sold and Gross Margin–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment in fiscal 2012 increased $752 (2.3%) compared to the prior year primarily related to unfavorable product mix changes.   The gross margin in the Frozen Food Products segment decreased from 39.0% in fiscal 2011 to 38.5% in fiscal 2012.  Although the cost of purchased flour decreased approximately $346 in fiscal 2012 compared to the prior year, the decrease in flour commodity costs was insufficient to off-set unfavorable product mix changes and sales related promotional spending increases.

Cost of Products Sold and Gross Margin–Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products segment in fiscal 2012 increased $1,431 (3.0%) compared to the prior year.  Unfavorable changes in product mix input costs increased cost of sales due to a higher proportion of beef commodity costs than the comparison period.  In addition, the combined cost of major meat commodity products increased approximately $333 and direct production labor also increased $732 compared to the prior year.  The gross margin in the Refrigerated and Snack Food Products segment increased from 25.5% in fiscal 2011 to 31.9% in fiscal 2012 due to higher selling prices and favorable sales mix changes.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses ("SG&A") in fiscal 2012 increased $1,641 (4.2%) when compared to the prior year.  The increase in this category did not directly correspond to the change in sales.

The table below summarizes the primary expense variances in this category:

	53 Weeks Ended	52 Weeks Ended	Expense/Loss
	November 2, 2012	October 28, 2011	Increase (Decrease)
Product advertising	$6,919	$5,914	$1,005
Wages and bonus	15,313	14,222	1,091
Penalties	(4)	531	(535)
Pension cost	969	485	484
Benefits-healthcare	1,885	2,195	(310)
Other income	(439)	(199)	(240)
Cash surrender value gain	(689)	(480)	(209)
Bad debts	(81)	126	(207)
Outside consultants	1,670	1,504	166
Insurance and depreciation	1,055	901	154
Other SG&A	13,682	13,440	242

Total	$40,280	$38,639	$1,641

Costs for product advertising increased compared to the prior fiscal year related to significant specialty product shipments during fiscal 2012.  Higher profits and profit sharing accruals resulted in increased wages and bonus in the 2012 fiscal year compared to the prior year.  The Company incurred significant OSHA penalties of approximately $415 during the prior fiscal year 2011.  OSHA penalties were resolved favorably during fiscal 2012 resulting in lower cost to the Company than previously estimated.  The net periodic benefit cost of the defined benefit pension plan increased due to recent reductions in the discount rate.  The Company’s healthcare benefit expense was lower due to favorable claim trends compared to fiscal 2011.  The Company recorded, in other income, recoveries related to substandard packaging film from a supplier.  The cash surrender value of life insurance policies increased primarily as a result of favorable trends in the market values of equities that support policy values.  The Company reduced a significant portion of the allowance for doubtful accounts during fiscal 2012 due to favorable trends in the accounts receivable aging. The increase in outside consultants represents legal fees incurred as a result of the negotiated settlement of OSHA citations.  The increase in insurance and depreciation is related to an increase in reserves for auto and general liability insurance and to a lesser extent the result of an increase in the amount of overall capital spending when compared to the prior year and in recent years.  None of the changes individually or as a group of expenses in “Other SG&A” were significant.  The major components comprising the increase in “Other SG&A” were fixed asset impairment reserves, increased fuel costs and an increase in non-income related state taxes.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $264 (1.5%) to $17,338 in fiscal year 2012 compared to the prior fiscal year.  Increases in this category were caused by increased profit sharing expenses and promotional spending partially offset by a favorable settlement of  OSHA penalties related to citations received during the prior fiscal year.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A in the Refrigerated and Snack Food Products segment increased by $1,401 (6.5%) to $22,842 in fiscal year 2012 compared to the prior fiscal year.  Higher profits and profit sharing accruals resulted in increased wages and bonus in the 2012 fiscal year compared to the prior year.  The increase in SG&A costs also relates to increased costs for product advertising related to a one-time significant specialty product shipment during the fiscal year.

Income Taxes

The effective income tax rate was 9.1% and 60.2% in fiscal years 2012 and 2011, respectively.  In fiscal year 2012, the effective income tax rate differed from the applicable mixed statutory rate of approximately 39.6% primarily due to recording a full valuation allowance of $1,115 (refer to Note 4 of Notes to the Consolidated Financial Statements) on our deferred tax assets.  The 2012 provision for taxes on income of $365 consists of minimum federal and state income taxes.

In fiscal year 2011, the effective income tax rate differed from the applicable mixed statutory rate of approximately 39.6% primarily due to recording a full valuation allowance on our deferred tax assets. The 2011 benefit on taxes on income of $669 consists of minimum federal and state income taxes.

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; third, the Company considers its outlook of near term continued profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of November 2, 2012, the Company (1) has a federal tax NOL of $1,681, (2) has positive thirty-six month cumulative book income and (3) severe drought is predicted to lead to increased prices for food and ultimately beef and other commodities according to the United States Department of Agriculture.  Only the second criteria has been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of November 2, 2012.

Due to the degree of judgment involved, actual taxable income could differ materially from management's estimates, or the timing of taxable income could be such that the net operating losses could expire prior to their utilization.  Management could determine in the future that the assets are realizable, materially increasing net income in one or many periods. Following recognition, management could reinstate a full valuation allowance should operating performance decline.

Liquidity and Capital Resources (in thousands except share amounts)

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver to customers.  We have remained free of bank debt for the past twenty-six years and we fund our operations from cash balances and cash flow generated from operations.  We normally expect positive operating cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales.  We typically build inventories in the third quarter for anticipated holiday season sales that occur in the fourth and first quarters.  Anticipated commodity price trends may also affect cash balances.  Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing.

Cash flows from operating activities:

	2012 (53 Weeks)	2011 (52 Weeks)

Net income (loss)	$3,651	$(443)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,716	1,802
(Recovery) provision for losses on accounts receivable	(81)	126

Gain on sale of property, plant and equipment	(22)	(15)
Deferred income taxes, net	(1,115)	(3,427)
Tax valuation allowance	1,115	3,427
Changes in operating working capital	(3,422)	(3,790)
Net cash provided (used) by operating activities	$1,842	$(2,320)

For the fifty-three weeks ended November 2, 2012, net cash provided by our operating activities was $1,842, an increase of $4,162 compared to fifty-two weeks ended October 28, 2011.  The increase is primarily related to more profitable operations due to increased sales and lower commodity costs.  Inventory was higher than normal due to the development of a unique product line and finished goods inventory build up related to the holiday selling season.  During fiscal year 2012 we funded $2,442 towards our defined benefit pension plan.  Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) is relatively quick, and was equal to 56 days for the fifty-three weeks ended November 2, 2012 and 57 days for the fifty-two weeks ended October 28, 2011.  Compared with the prior year, the favorable impact on the 2012 cash conversion cycle resulted from lower days of inventory, primarily due to higher sales in 2012.

For the fifty-two weeks ended October 28, 2011, sources of cash include a significant refund on the prior year’s tax overpayment. Operating cash flows were reduced by an increase in accounts receivable of $2,219, an increase in inventory of $581, an increase in prepaid expenses and other current assets of $682 and a decrease in non-current liabilities of $2,480.  During fiscal year 2011, we funded $1,175 towards our defined benefit pension plan.

Cash used in investing activities:

	2012 (53 Weeks)	2011 (52 Weeks)
Proceeds from sale of property, plant and equipment	$22	$54
Additions to property, plant and equipment	(1,040)	(1,852)
Net cash used in investing activities	$(1,018)	$(1,798)

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

The table below highlights the additions to property, plant and equipment for the fifty-three weeks and fifty-two weeks ended respectively:

	November 2, 2012 (53 Weeks)	October 28, 2011 (52 Weeks)
Temperature control	$97	$905
Processing equipment	252	508
Packaging lines	413	284
Office and building improvements	73	137
Delivery vehicles	248	83
Computer software and hardware		14
Quality control		5
Decrease in projects in process	(43)	(84)
Additions to property, plant and equipment	$1,040	$1,852

The capital expenditures below represent the amount of property, plant and equipment acquired under a capital lease arrangement.  These acquisitions are not reflected in the condensed consolidated statement of cash flows since they were acquired through capital lease obligations.

	November 2, 2012	October 28, 2011
Transportation equipment financed by capital lease obligations	$1,848	$-

Cash used in financing activities:

	2012 (53 Weeks)	2011 (52 Weeks)
Shares repurchased	$(321)	$(1,312)
Payments of capital lease obligations	(83)
Dividends paid		(932)
Net cash used in financing activities	$(404)	$(2,244)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of the end of fiscal year 2012, 201,774 shares were still authorized for repurchase under the program.  A one-time cash dividend of five cents per share of common stock was approved on November 12, 2012 to shareholders of record on November 27, 2012, payable on December 24, 2012.  A one-time cash dividend was paid in the amount of ten cents per share during the first twelve weeks of the 2011 fiscal year.

We invested in transportation equipment during fiscal 2012 financed by a capital lease obligation in the amount of $1,848.  The term of the lease is six years.  The total capital lease obligation remaining as of November 2, 2012 is $1,765.  The capital lease arrangement replaces the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2013. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth and a Quick Ratio not less than 1.0 to 1.0 and a minimum net income after tax. The Company was in violation of the tangible net worth and net income covenants which were subsequently waived (per letter dated January 18, 2013). There were no borrowings under this line of credit during the year.

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

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for fiscal 2013.

Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

We have remained free of interest bearing debt (excluding capital leases) for twenty-six consecutive years and had no other debt or other contractual obligations at November 2, 2012.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts not originally estimated.  We record promotional and returns allowances and bad debt and inventory allowances based on recent and historical trends. Management believes its current estimates are reasonable and based on the best information available at the time.

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

The consolidated financial statements required by this Item are set forth under Item 15.

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.          Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation and under the supervision of our Chairman and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e))  as of the end of the period covered by this Report. Based on this evaluation, the Chairman and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report in their design and operation to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, and recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms to allow timely decisions regarding required disclosures.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law by the President on July 21, 2010, permanently exempts small public companies with less than $75 million in market capitalization, such as the Company, from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. As a result, an attestation report on internal controls over financial reporting by an independent registered public accounting firm has not been presented. Section 404(a) is still effective for smaller public companies and requires the disclosure of management attestations on internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting for our fiscal year ended November 2, 2012.  Based on management’s assessment and the above-referenced criteria, management believes that the internal control over financial reporting for our fiscal year ended November 2, 2012 was effective.

Item 9B.           Other Information

Not applicable.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Information set forth in the sections entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for the 2013 Annual Meeting of Shareholders to be held on March 20, 2013 is incorporated herein by reference. Information concerning our executive officers is set forth in Part I, Item 1, hereof under the heading “Executive Officers of the Registrant”.

Item 11.          Executive Compensation

Information set forth in the section entitled “Compensation of Executive Officers” contained in our definitive proxy statement for the 2013 Annual Meeting of Shareholders to be held on March 20, 2013 is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information set forth in the section entitled “Principal Shareholders and Management” contained in our definitive proxy statement for the 2013 Annual Meeting of Shareholders to be held on March 20, 2013 is incorporated herein by reference.

Equity Compensation Plan Information

Not applicable, as we do not have any compensation plans under which our equity securities are authorized for issuance.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

Information set forth in the sections entitled “Proposal 1 – Election of Directors” and “Certain Relationships and Related Party Transactions” contained in our definitive proxy statement for the 2013 Annual Meeting of Shareholders to be held on March 20, 2013 is incorporated herein by reference.

We are considered a “controlled company” within the meaning of Rule 5615(c)(1) of the NASDAQ Listing Rules based on the approximate 81% beneficial ownership of  our outstanding common stock by Bridgford Industries Incorporated and are therefore exempted from various NASDAQ Listing Rules pertaining to certain “independence” requirements of our directors. Nevertheless, the Board of Directors has determined that Messrs. Andrews, Foster, Scott and Zippwald, who together comprise the Audit Committee, are all “independent directors” within the meaning of Rule 5605 of the NASDAQ Listing Rules.

Our general legal counsel is the son of the former senior chairman of the board of directors.  As legal counsel to the board, he currently is paid a fee of one thousand six hundred dollars for each meeting attended. Total fees paid under this arrangement for fiscal year 2012 were approximately nineteen thousand dollars. Legal services are performed on our behalf and billed by a firm in which he is a partner.  Total fees billed under this arrangement for fiscal year 2012 were approximately twenty-two thousand dollars.

Director Allan Bridgford Jr., son of the former senior chairman of the board of directors, is providing consulting services to the Chicago plant and management.  The contract on behalf of the Company with Allan Bridgford Jr. is for consulting services at six hundred dollars per day.  Total fees billed under this arrangement for fiscal year 2012 were approximately $46,000.  As a member of the board of directors, he currently is paid a fee of one thousand six hundred dollars for each meeting attended. Total fees paid under this arrangement for fiscal year 2012 were $23,000.

Item 14.          Principal Accountant Fees and Services

Information set forth in the sections entitled “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit Services And Permissible Non-Audit Services of Independent Accountants”   contained in our definitive proxy statement for the 2013 Annual Meeting of Shareholders to be held on March 20, 2013 is incorporated herein by reference.

PART IV

Item 15.          Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements . The following documents are filed as a part of this report:

(2)  Financial Statement Schedules

Not applicable for smaller reporting company.

(3)  Exhibits

(a)  The exhibits below are filed or incorporated herein by reference .

Exhibit Number	Description
3.5	Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10-K on January 28, 1993 and incorporated herein by reference).

3.6	Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10-K on January 28, 1993 and incorporated herein by reference).

3.7	By-laws, as amended (filed as Exhibit 2 to Form 10-K on January 28, 1993 and incorporated herein by reference).

3.8	Certificate of Amendment to By-laws (filed as Exhibit 99.1 to Form 8-K on October 10, 2007 and incorporated herein by reference).

10.1	Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit10.1 to Form 10-K on January 28, 1993 and incorporated herein by reference).*

10.2	Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to Form 10-K on January 28, 1993 and incorporated herein by reference).*

10.3	Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as Exhibit 10.3 to Form 10-K on January 28, 1993 and incorporated herein by reference).*

10.4	Bridgford Foods Corporation 1999 Stock Incentive Plan and Form of Stock Option Agreement (filed as Exhibit 4.1 to Form S-8 on May 28, 1999 and incorporated herein by reference).*

21.1	Subsidiaries of the Registrant.

24.1	Power of Attorney (included as part of the signature page)

31.1	Certification of Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.
** The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
Registrant
By:	/s/ WILLIAM L. BRIDGFORD
William L. Bridgford
Chairman
Date: January 18, 2013

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

Signature	Title	Date

/s/ WILLIAM L. BRIDGFORD	Chairman	January 18, 2013
William L. Bridgford	(Principal Executive Officer)

/s/ BRUCE H. BRIDGFORD	Director	January 18, 2013
Bruce H. Bridgford

/s/ JOHN V. SIMMONS	President & Director	January 18, 2013
John V. Simmons

/s/ RAYMOND F. LANCY	Chief Financial Officer	January 18, 2013
Raymond F. Lancy	(Principal Financial and Accounting Officer)

/s/ TODD C. ANDREWS	Director	January 18, 2013
Todd C. Andrews

/s/ RICHARD A. FOSTER	Director	January 18, 2013
Richard A. Foster

/s/ ALLAN BRIDGFORD JR.	Director	January 18, 2013
Allan Bridgford Jr.

/s/ D. GREGORY SCOTT	Director	January 18, 2013
D. Gregory Scott

/s/ PAUL R. ZIPPWALD	Director	January 18, 2013
Paul R. Zippwald

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Bridgford Foods Corporation

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation (the "Company") as of November 2, 2012 and October 28, 2011 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the fiscal years in the two year period ended November 2, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridgford Foods Corporation as of November 2, 2012 and October 28, 2011 and the results of its consolidated operations and its cash flows for each of the fiscal years in the two year period ended November 2, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
January 18, 2013

BRIDGFORD FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
November 2, 2012 and October 28, 2011
(in thousands, except share and per share amounts)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$9,744	$9,324
Accounts receivable, less allowance for doubtful accounts of $89 and $124, respectively and promotional allowances of $3,559 and $2,289, respectively	11,758	9,702
Inventories, less reserves of $490 and $318, respectively	17,355	16,888
Prepaid expenses	509	340
Refundable income taxes	787	1,036
Deferred income taxes, less valuation allowance of $2,440 and $2,432, respectively	-	-
Total current assets	40,153	37,290

Property, plant and equipment, net of accumulated depreciation and amortization of $56,683 and $55,622, respectively	9,076	7,903
Other non-current assets	12,321	11,773
Deferred income taxes, less valuation allowance of $11,098 and $9,044, respectively	-	-
Total assets	$61,550	$56,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,414	$4,246
Accrued payroll, advertising and other expenses	6,462	5,590
Current portion of non-current liabilities	3,998	3,439
Total current liabilities	14,874	13,275

Non-current liabilities	26,532	18,853
Total liabilities	41,406	32,128

Contingencies and commitments (Notes 3, 5 and 6)

Shareholders’ equity:
Preferred stock, without par value Authorized - 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value Authorized - 20,000 shares; issued and outstanding – 9,159 and 9,198	9,216	9,255
Capital in excess of par value	8,932	9,214
Retained earnings	26,747	23,096
Accumulated other comprehensive loss	(24,751)	(16,727)
Total shareholders’ equity	20,144	24,838
Total liabilities and shareholders’ equity	$61,550	$56,966

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal years ended November 2, 2012 and October 28, 2011
(in thousands, except per share amounts)

	2012 (53 Weeks)	2011 (52 Weeks)

Net sales	$127,355	$118,263

Cost of products sold	83,059	80,736

Gross margin	44,296	37,527

Selling, general and administrative expenses	40,280	38,639

Income (loss) before taxes	4,016	(1,112)

Provision (benefit) for income taxes	365	(669)

Net income (loss)	$3,651	$(443)

Basic earnings (loss) per share	$0.40	$(0.05)

Shares used to compute basic earnings (loss) per common share	9,182,738	9,277,515

See accompanying notes to consolidated financial statements

BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the fiscal years ended November 2, 2012 and October 28, 2011
(in thousands)

	2012 (53 Weeks)	2011 (52 Weeks)
Net income (loss)	$3,651	$(443)
Defined benefit pension plans:
Actuarial loss unrecognized	(7,371)	(8,309)
Prior service cost	1	1
Other benefit	-	(4)
Other comprehensive loss from defined benefit plans	(7,370)	(8,312)
Other postretirement benefit plans:
Actuarial loss	(753)	(405)
Prior service cost	99	42
Other comprehensive loss from other postretirement benefit plans	(654)	(363)

Other comprehensive loss, before taxes	(8,024)	(8,675)

Tax benefit on other comprehensive loss	3,049	3,295
Valuation allowance on tax benefit from items of other comprehensive income	(3,049)	(3,295)

Change in other comprehensive loss, net of tax	(8,024)	(8,675)

Comprehensive loss	$(4,373)	$(9,118)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the fiscal years ended November 2, 2012 (53 weeks) and October 28, 2011 (52 weeks)
(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 29, 2010	9,328	$9,385	$10,396	$24,471	$(8,052)	$36,200
Shares repurchased and retired	(130)	(130)	(1,182)			(1,312)
Cash dividends paid	-	-	-	(932)	-	(932)
Net loss	-	-	-	(443)	-	(443)
Net change in defined benefit plans and other benefit plans	-	-	-	-	(8,675)	(8,675)
Balance, October 28, 2011	9,198	9,255	9,214	23,096	(16,727)	24,838
Shares repurchased and retired	(39)	(39)	(282)			(321)
Net income				3,651		3,651
Net change in defined benefit plans and other benefit plans					(8,024)	(8,024)
Balance, November 2, 2012	9,159	$9,216	$8,932	$26,747	$(24,751)	$20,144

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended November 2, 2012 and October 28, 2011
(in thousands)

	2012 (53 Weeks)	2011 (52 Weeks)

Cash flows from operating activities:
Net income	$3,651	$(443)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,716	1,802
(Recovery) provision for losses on accounts receivable	(81)	126
Gain on sale of property, plant and equipment	(22)	(15)
Deferred income taxes, net	(1,115)	(3,427)
Tax valuation allowance	1,115	3,427
Changes in operating assets and liabilities:
Accounts receivable	(1,975)	(2,219)
Inventories	(467)	(581)
Prepaid expenses	(169)	(50)
Refundable income taxes	249	558
Other non-current assets	(548)	(632)
Accounts payable	168	882
Accrued payroll, advertising and other expenses	872	58
Current portion of non-current liabilities	207	674
Non-current liabilities	(1,759)	(2,480)
Net cash provided by (used in) operating activities	1,842	(2,320)
Cash used in investing activities:
Proceeds from sale of property, plant and equipment	22	54
Additions to property, plant and equipment	(1,040)	(1,852)
Net cash used in investing activities	(1,018)	(1,798)
Cash used in financing activities:
Shares repurchased	(321)	(1,312)
Payments of capital lease obligation	(83)
Cash dividends paid		(932)
Net cash used in financing activities	(404)	(2,244)
Net increase (decrease) in cash and cash equivalents	420	(6,362)

Cash and cash equivalents at beginning of year	9,324	15,686
Cash and cash equivalents at end of year	$9,744	$9,324

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$180	$179

Transportation equipment financed by capital lease obligations	$1,848	$-

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

Use of estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Amounts estimated related to liabilities for pension benefits, self-insured workers’ compensation and employee healthcare benefits are subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which may vary from current estimates. Other areas with underlying estimates include realization of deferred tax assets, cash surrender or contract value of life insurance policies, promotional allowances and the allowance for doubtful accounts and inventory reserves.  Management believes its current estimates are reasonable and based on the best information available at the time.

We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an impairment is indicated, we measure the fair value of assets to determine if and when adjustments are recorded.

Significant Fourth Quarter Adjustments

During fiscal 2011, we rolled out a unique product line created to meet specific customer requirements. After a successful initial start-up period the customer determined the product did not meet their specific requirements and the company agreed to accept the return of these products. Upon inspection, we concluded that the product had no ready market and we donated the product to a local food bank. Included in cost of products sold in fiscal 2011 is $1,675 related to this fourth quarter donation.

Subsequent events

Management has evaluated events subsequent to November 2, 2012 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements. Based on its review, no material events were identified that require adjustment to the financial statements or additional disclosure.

Concentrations of credit risk

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The carrying amount of cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate fair market value due to the short maturity of these instruments. We maintain cash balances at financial institutions, which may at times exceed the amounts insured by the Federal Deposit Insurance Corporation.  Management does not believe there is significant credit risk associated with these financial institutions. The provision for doubtful accounts receivable is based on historical trends and current collectability risk. We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. Sales to Wal-Mart® comprised 16.3% of revenues in fiscal 2012 and 19.7% of accounts receivable was due from Wal-Mart® at November 2, 2012. Sales to Dollar General® comprised 9.0% revenues for fiscal year 2011.  Accounts receivable from Dollar General® was 20.2% of total accounts receivable at October 28, 2011.

Business segments

Our Company and its subsidiaries operate in two business segments - the processing and distribution of frozen foods, and the processing and distribution of refrigerated and snack food products.  See Note 7 to the Consolidated Financial Statements for further information.

Fiscal year

We maintain our accounting records on a 52-53 week fiscal basis ending on the Friday closest to October 31. As part of the regular accounting cycle, fiscal year 2012 included 53 weeks and fiscal year 2011 included 52 weeks.

Revenues

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through a Company owned direct store delivery system. These delivery costs, $4,988 and $4,947 for 2012 and 2011, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements.  The Company also used independent distributors to deliver products in remote geographic areas of the country.   Revenues are recognized upon shipment to the distributor, net of return allowances.  Historically, returns from distributors have been minimal.  The distributor pays for these products in full, typically within 15 days, and such payment is not contingent upon payment from the large chain stores.  As a convenience to certain large chain stores, we bill these customers on behalf of the distributor. The Company discontinued product distribution through independent third-party distributors in the last quarter of fiscal 2012 in favor of utilizing customer managed warehouse distribution centers.

We record promotional and returns allowances based on recent and historical trends.  Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product returns.  Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates.  Promotional allowances deducted from sales for fiscal years 2012 and 2011 were $7,968 and $7,742, respectively.

Advertising expenses

Advertising and other promotional expenses are recorded as selling, general and administrative expenses.  Advertising expenses for fiscal years 2012 and 2011 were $3,857 and $3,462, respectively.

Cash and cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills. Cash equivalents totaled $9,744 at November 2, 2012 and $9,324 at October 28, 2011. All cash and cash equivalents at November 2, 2012 were held at Wells Fargo Bank N.A.

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

Capital Leases

Leased property and equipment that meet capital lease criteria are capitalized at the lower of the present value of the minimum payments required under the lease or the fair value of the asset at inception of the lease and are included within property plant and equipment on the consolidated balance sheet. Obligations under capital leases are accounted for as current and noncurrent liabilities on the consolidated balance sheet. Amortization is calculated on a straight-line method based upon the shorter of the estimated useful life of the asset or the lease term.

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

Foreign currency transactions

Our foreign branch located in Canada enters into transactions that are denominated in a foreign currency. The related transaction gains and losses arising from changes in exchange rates are not material and are included in selling, general and administrative expenses in the consolidated statements of operations in the period the transaction occurred.

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

NOTE 2- Composition of Certain Financial Statement Captions:

	2012	2011
Inventories:
Meat, ingredients and supplies	$5,586	$5,434
Work in process	1,515	1,549
Finished goods	10,254	9,905
	$17,355	$16,888
Property, plant and equipment:
Land	$1,807	$1,807
Buildings and improvements	13,618	13,647
Machinery and equipment	42,594	41,929
Asset impairment	(234)	(234)
Capital leased trucks	1,848	-
Transportation equipment	5,843	6,031
Construction in process	283	345
	65,759	63,525
Accumulated depreciation and amortization	(56,683)	(55,622)
	$9,076	$7,903

Other non-current assets:
Cash surrender value benefits	$12,315	$11,615
Other	6	158
	$12,321	$11,773
Accrued payroll, advertising and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$3,808	$3,626
Accrued advertising and broker commissions	1,771	1,149
Property taxes	319	321
Other	564	494
	$6,462	$5,590

Current portion of non-current liabilities (Note 3):
Defined benefit retirement plan	$2,386	$2,003
Executive retirement plans	499	501
Incentive compensation	776	878
Capital lease obligation	296	-
Post retirement healthcare	41	57
	$3,998	$3,439

Non-current liabilities (Note 3):
Defined benefit retirement plan	$18,816	$13,438
Executive retirement plans	4,498	3,665
Capital lease obligation	1,468	-
Incentive compensation	882	683
Post retirement healthcare	868	1,067
	$26,532	$18,853

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

Net pension cost consisted of the following:

	Years Ended
	2012 (53 Weeks)	2011 (52 Weeks)
Service cost	$148	$141
Interest cost	2,103	1,998
Expected return on plan assets	(2,457)	(2,321)
Amortization of unrecognized loss	1,037	437
Amortization of unrecognized prior service costs	1	1
Net pension cost	$832	$256

Net pension costs and benefit obligations are determined using assumptions as of the beginning of each fiscal year. Weighted average assumptions for each fiscal year are as follows:

	2012	2011
Discount rate	3.70%	4.65%
Rate of increase in salary levels	N/A	N/A
Expected return on plan assets	8.00%	8.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	2012 (53 Weeks)	2011 (52 Weeks)
Change in plan assets:
Fair value of plan assets - beginning of year	$30,307	$29,237
Employer contributions	2,442	1,175
Actual return on plan assets	1,744	951
Benefits paid	(1,227)	(1,056)
Fair value of plan assets - end of year	$33,266	$30,307
Change in benefit obligations:
Benefit obligations - beginning of year	$45,748	$37,289
Service cost	148	141
Interest cost	2,103	1,998
Actuarial loss	7,695	7,376
Benefits paid	(1,226)	(1,056)
Benefit obligations - end of year	54,468	45,748
Funded status of the plans	(21,202)	(15,441)
Unrecognized prior service costs	3	4
Unrecognized net actuarial loss	25,322	17,951
Net amount recognized	$4,123	$2,514

The Company performs an internal rate of return analysis when making the discount rate selection.  The discount rates were based on Citigroup Pension Liability Index as of November 2, 2012 and October 28, 2011, respectively.

Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted-average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. Our expected employer contribution to the plan in fiscal year 2013 is $2,386.

The actual and target allocation for plan assets are as follows:

Asset Class	2012	Target Asset Allocation	2011	Target Asset Allocation
Large Cap Equities	36.6%	35.0%	33.4%	35.0%
Mid Cap Equities	0.0%	0.0%	0.0%	0.0%
Small Cap Equities	9.8%	10.0%	11.7%	10.0%
International (including Non-U.S. Fixed Income)	17.0%	20.0%	22.0%	25.0%
Fixed Income	32.6%	31.0%	28.4%	26.0%
Other (Government/Corporate, Bonds)	2.1%	2.0%	1.9%	2.0%
Cash	1.9%	2.0%	2.6%	2.0%
Total	100.0	100	100.0	100.0

The fair value of our pension plan assets and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	Year Ended 2012
	Level 1	Level 2	Level 3	Total

Total plan assets	33,266	-	-	33,266

Expected payments for the pension benefits are as follows:

Fiscal Years	Pension Benefits
2013	$1,497
2014	$1,565
2015	$1,650
2016	$1,724
2017	$1,899
2018-2022	$11,624

Executive Retirement Plans

Non-Qualified Deferred Compensation

Effective January 1, 1991 we adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. We contribute an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination or attainment of retirement age. No benefit expense was recorded under these plans for fiscal years 2012 and 2011.

Supplemental Executive Retirement Plan

In fiscal year 1991, we adopted a non-qualified supplemental retirement plan for certain key employees.  Benefits provided under the plan are equal to 60% of the employee’s final average earnings, less amounts provided by our defined benefit pension plan and amounts available through Social Security.

Benefits payable related to these plans and included in the accompanying consolidated financial statements were $4,997 and $4,166 at November 2, 2012 and October 28, 2011, respectively. In connection with this arrangement we are the beneficiary of life insurance policies on the lives of certain key employees and retirees. The aggregate cash surrender value of these policies, included in non-current assets, was $12,315 and $11,615 at November 2, 2012 and October 28, 2011, respectively.

Expected payments for executive postretirement benefits are as follows:

Fiscal Years	Executive Postretirement Benefits
2013	$503
2014	$512
2015	$469
2016	$279
2017	$64
2018-2022	$1,898

Incentive Compensation Plan for Certain Key Executives

We provide an incentive compensation plan for certain key executives, which is based upon our pretax income. The payment of these amounts is generally deferred over three or five-year periods. The total amount payable related to this arrangement was $1,658 and $1,561 at November 2, 2012 and October 28, 2011, respectively. Future payments are approximately $776, $418, $371, $60 and $33 for fiscal years 2013 through 2017, respectively.

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

Net periodic postretirement healthcare cost consisted of the following:

	Years Ended
	2012 (53 Weeks)	2011 (52 Weeks)
Service cost	$17	$22
Interest cost	35	59
Amortization of prior service cost	-	75
Amortization of actuarial gain	(30)	(18)
Net periodic postretirement healthcare cost	$22	$138

Weighted average assumptions for the fiscal years ended November 2, 2012 and October 28, 2011 are as follows:

	2012	2011
Discount rate	3.50%	4.45%
Medical trend rate next year	9.00%	9.50%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2020	2020

The table below shows the estimated effect of a 1% increase in healthcare cost trend rate on the following:

	2012	2011
Interest cost plus service cost	$5	$9
Accumulated postretirement healthcare obligation	$80	$133

The table below shows the estimated effect of a 1% decrease in healthcare cost trend rate on the following:

	2012	2011
Interest cost plus service cost	$(4)	$(8)
Accumulated postretirement healthcare obligation	$(65)	$(109)

The healthcare obligation and funded status of this plan as of the fiscal years ended are as follows:

	2012	2011
Change in accumulated postretirement healthcare obligation:
Healthcare obligations - beginning of year	$1,124	$945
Service cost	17	21
Interest cost	35	59
Actuarial loss (gain)	(248)	136
Benefits paid	(19)	(37)
Healthcare obligations - end of year	$909	$1,124
Funded status of the plans	909	1,124
Unrecognized net actuarial (gain) loss	(330)	(112)
Unrecognized amounts recorded in other comprehensive income	330	112
Postretirement healthcare liability	$909	$1,124
Expected payments for the postretirement benefits are as follows:

Fiscal Years	Postretirement Heathcare Benefits
2013	$41
2014	$41
2015	$41
2016	$41
2017	$40
2018-2022	$351

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

During the fiscal year ended November 3, 2006, we implemented a qualified 401(K) retirement plan (the “Plan”) for our sales, administrative, supervisory and certain other employees. During fiscal years 2012 and 2011, we made total employer contributions to the Plan in the amounts of $442 and $408, respectively.

NOTE 4- Income Taxes:

The provision for taxes on income includes the following:
	2012 (53 Weeks)	2011 (52 Weeks)
Current:
Federal	$(14)	$(603)
State	379	(66)
	365	(669)
Deferred:
Federal	-	-
State	-	-
	-	-
	$365	$(669)

The total tax provision differs from the expected amount computed by applying the statutory federal income tax rate to income before income taxes as follows:
	2012 (53 Weeks)	2011 (52 Weeks)
Provision for federal income taxes at the applicable statutory rate	$1,366	$(378)
Increase in provision resulting from state income taxes, net of federal income tax benefit	411	(98)
Research & development tax credit	(8)	-
Non-taxable life insurance gain	(238)	(163)
Benefits of tax law changes - state	-	(114)
Change in valuation allowance	(1,115)	(4)
Other, net	(51)	88
	$365	$(669)

Deferred income taxes result from differences in the bases of assets and liabilities for tax and accounting purposes.

	2012	2011
Receivables allowance	$38	$53
Returns allowance	158	180
Inventory packaging reserve	187	76
Inventory overhead capitalization	289	254
Incentive compensation	201	361
State taxes	61	16
Employee benefits	1,468	1,483
Other	38	9
Valuation allowance	(2,440)	(2,432)
Current tax assets, net	$-	$-

State taxes	$511	$282
Incentive compensation	374	290
Pension and health care benefits	9,888	7,789
Depreciation	(1,018)	(801)
Net operating loss carry-forward and credits	1,343	1,484
Valuation allowance	(11,098)	(9,044)
Non-current tax assets, net	$-	$-

Management evaluated the need for a full valuation allowance at the end of fiscal 2012.  Management evaluated both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance will remain against the net deferred tax assets.

As of November 2, 2012, the Company had federal and state net operating loss carryforwards of approximately $1,681 and $3,506 respectively.  These loss carryforwards will expire at various dates from 2018 through 2032.

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

As of November 2, 2012, we have provided a liability of $97 for unrecognized tax benefits related to various federal and state income tax matters. This entire amount would reduce our effective income tax rate if the asset is recognized in future reporting periods.  We have not identified any new unrecognized tax benefits.

As of October 28, 2011, we have provided a liability of $105 for unrecognized tax benefits related to various federal and state income tax matters.  This entire amount would reduce our effective income tax rate if the asset is recognized in future reporting periods.  We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2012 (53 Weeks)	2011 (52 Weeks)
Balance at beginning of year	$105	$95
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	1	10
Reductions for tax positions of prior years	(9)	-
Settlements	-	-

Balance at end of year	$97	$105

We recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of November 2, 2012, we had approximately $3 in accrued interest and penalties which is included as a component of the $97 unrecognized tax benefit noted above.

Our federal income tax returns are open to audit under the statute of limitations for the years ended October 31, 2008 through 2010.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2008 through 2011.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 5- Line of Credit:

Under the terms of a revolving line of credit with Wells Fargo N.A., we may borrow up to $2,000 through March 1, 2013. The interest rate is at the bank’s reference rate unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a quick ratio not less than 1.0 to 1.0 and a minimum net income after tax.  The Company was in violation of the tangible net worth and other indebtedness covenants which were subsequently waived (per letter dated January 11, 2013). The Company is currently in compliance with all provisions of the agreement. There were no borrowings under this line of credit during the years ended November 2, 2012 or October 28, 2011.

NOTE 6- Contingencies and Commitments:

The Company leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements.

Leases for semi-truck trailers expire in 2015 are classified as operating leases.  Six year leases for semi-trucks expire in 2018 and are classified as capital leases.  Rental payments including prior leases were $432 in 2012 and $416 in 2011. Amortization of equipment under capital lease was $102 in 2012.

The following is a schedule by years of future minimum lease payments for transportation leases:

Fiscal Year	Capital Leases	Operating Leases	Financing Obligations
2013	$379	$68	$446
2014	379	68	446
2015	379	51	429
2016	379	-	379
2017	379	-	379
Later Years	623	-	623
Total Minimum Lease Payments(a)	$2,516	$186	$2,702
Less: Amount representing executory costs	(592)
Less: Amount representing interest(b)	(160)
Present value of future minimum lease payments(c)	$1,764

(a) Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index. Contingent rentals amounted to $122 in 2012 and $132 in 2011 including prior lease arrangements.
(b) Amount necessary to reduce net minimum lease payments to present value calculated at the Entity's incremental borrowing rate at the inception of the leases.
(c) Reflected in the Note 2, as current and noncurrent obligations under capital leases of $296 and $1468, respectively.

NOTE 7- Segment Information:

We have two reportable operating segments, Frozen Food Products (the processing and distribution of frozen products), and Refrigerated and Snack Food Products (the processing and distribution of refrigerated meat and other convenience foods).

We evaluate each segment’s performance based on revenues and operating income. Selling, general and administrative expenses include corporate accounting, information systems, human resource and marketing management at the corporate level. These activities are allocated to each operating segment based on revenues and/or actual usage.

The following segment information is for the fiscal years ended November 2, 2012 (53 weeks) and October 28, 2011 (52 weeks):

2012	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$55,435	71,920			$127,355
Intersegment sales		954		954
Net sales	55,435	72,874		954	127,355
Cost of products sold	34,102	49,911		954	83,059
Gross margin	21,333	22,963			44,296
Selling, general and administrative expenses	17,338	22,842	100		40,280
Income before taxes	3,995	121	100		4,016

Total assets	$13,088	25,576	22,886		$61,550
Additions to property, plant and equipment	$227	747	66		$1,040

2011	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$54,680	63,583	-	-	$118,263
Intersegment sales	-	1,094	-	(1,094)
Net sales	54,680	64,677	-	(1,094)	118,263
Cost of products sold	33,350	48,480	-	(1,094)	80,736
Gross margin	21,330	16,197	-	-	37,527
Selling, general and administrative expenses	17,074	21,441	124	-	38,639
Income (loss) before taxes	4,256	(5,244)	(124)	-	(1,112)

Total assets	$11,887	23,124	21,955	-	$56,966
Additions to property, plant and equipment	$659	980	213	-	$1,852

NOTE 8- Unaudited Interim Financial Information:

Not applicable to smaller reporting company.