Form 10-Q
period 2013-01-25
BRIDGFORD FOODS CORP
filed 2013-03-08
CIK 14177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2013

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
Yes [ ] No [ X ]

As of March 5, 2013 the registrant had 9,156,027 shares of common stock outstanding.

1 of 19

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Part I. Financial Information

Item 1. Financial Statements	Page

a. Condensed Consolidated Balance Sheets at January 25, 2013 (unaudited) and November 2, 2012	3

b. Condensed Consolidated Statements of Operations for the twelve ended January 25, 2013 and January 20, 2012 (unaudited)	4

c. Condensed Consolidated Statements of Cash Flows for the twelve weeks ended January 25, 2013 and January 20, 2012 (unaudited)	5

d. Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	17

Part II. Other Information

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6. Exhibits	19

Signatures	19

Items 1, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 19

Part I.  Financial Information
Item 1. a.
BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

ASSETS	January 25, 2013	November 2, 2012
	(Unaudited)
Current assets:

Cash and cash equivalents	$6,244	$9,744
Accounts receivable, less allowance for doubtful accounts of $116 and $89, respectively, and promotional allowances of $5,382 and $3,559, respectively	11,645	11,758
Inventories, less inventory reserves of $557 and $490, respectively (Note 2)	20,708	17,355
Prepaid expenses and other current assets	849	509
Refundable income taxes	617	787
Deferred income taxes, less valuation allowance of $2,440	-	-

Total current assets	40,063	40,153

Property, plant and equipment, less accumulated depreciation of $57,067 and $56,683 respectively	9,293	9,076
Other non-current assets	12,586	12,321
Deferred income taxes, less valuation allowance of $11,098	-	-
Total assets	$61,942	$61,550

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$4,170	$4,414
Accrued payroll, advertising and other expenses	6,175	6,462
Current portion of non-current liabilities	3,840	3,998
Total current liabilities	14,185	14,874

Non-current liabilities	26,356	26,532

Total liabilities	40,541	41,406

Commitments and contingencies (Note 3)
Shareholders' equity:
Preferred stock, without par value; authorized - 1,000 shares; issued and outstanding - none	-	-
Common stock, $1.00 par value; authorized - 20,000 shares; issued and outstanding - 9,158 and 9,159 shares, respectively	9,215	9,216
Capital in excess of par value	8,926	8,932
Retained earnings	28,011	26,747
Accumulated other comprehensive loss	(24,751)	(24,751)
Total shareholders' equity	21,401	20,144
Total liabilities and shareholders' equity	$61,942	$61,550

See accompanying notes to condensed consolidated financial statements.

3 of 19

Item 1. b.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	12 weeks ended
	January 25, 2013	January 20, 2012

Net sales	$30,771	$29,715
Cost of products sold	18,738	21,152

Gross margin	12,033	8,563

Selling, general and administrative expenses	10,139	8,841

Income (loss) before taxes	1,894	(278)
Income tax provision	172	-

Net income (loss)	$1,722	$(278)

Net income (loss) per share – Basic and diluted	$0.19	$(0.03)

Weighted average common shares – Basic and diluted	9,158	9,195

Cash dividends paid per share	$0.05	$-

See accompanying notes to condensed consolidated financial statements.

4 of 19

Item 1. c.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	12 weeks ended
	January 25, 2013	January 20, 2012
Cash flows from operating activities:

Net income (loss)	$1,722	$(278)

Income or charges not affecting cash and cash equivalents:
Depreciation	476	364
Provision for (recoveries on) accounts receivable	23	(89)
Gain on sale of property, plant and equipment	(9)	(2)

Accounts receivable	90	687
Inventories	(3,353)	1,148
Prepaid expenses and other current assets	(170)	(665)
Other non-current assets	(265)	(36)
Accounts payable	(244)	450
Accrued payroll, advertising and other expenses	(459)	(653)
Non-current liabilities	(112)	(213)

Net cash (used in) provided by operating activities	(2,301)	713

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	9	2
Additions to property, plant and equipment	(692)	(263)

Net cash used in investing activities	(683)	(261)

Cash used in financing activities:
Shares repurchased	(7)	(61)
Payments of capital lease obligation	(51)	-
Cash dividends paid	(458)	-

Net cash used in financing activities	(516)	(61)

Net (decrease) increase in cash and cash equivalents	(3,500)	391

Cash and cash equivalents at beginning of period	9,744	9,324

Cash and cash equivalents at end of period	$6,244	$9,715

Supplemental cash flow information:

Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

5 of 19

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands)

Note 1 - Summary of Significant Accounting Policies:

The unaudited consolidated condensed financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve weeks ended January 25, 2013 and January 20, 2012 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2012 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  Recent accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

The November 2, 2012 balance sheet within these interim condensed consolidated financial statements was derived from the audited fiscal 2012 financial statements.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable and accounts payable.  The carrying amount of these instruments approximate fair market value due to their short term maturity.  At January 25, 2013, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company issues credit to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

For the twelve weeks ended January 25, 2013, Wal-Mart® accounted for 14.3% of consolidated revenues and 14.0% of consolidated accounts receivable.  For the twelve weeks ended January 25, 2013, Dollar General® accounted for 11.5% of consolidated revenues and 21.3% of consolidated accounts receivable.   For the twelve weeks ended January 20, 2012, Wal-Mart® accounted for 10.8% of consolidated revenues and 12.9% of consolidated accounts receivable.   For the twelve weeks ended January 20, 2012, Dollar General® accounted for 8.1% of consolidated revenues and 20.4% of consolidated accounts receivable.  No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the twelve weeks ended January 25, 2013 or the twelve weeks ended January 20, 2012.

Management has evaluated events subsequent to January 25, 2013 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

6 of 19

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited) January 25, 2013	November 2, 2012
Meat, ingredients and supplies	$6,918	$5,586
Work in progress	1,412	1,515
Finished goods	12,378	10,254
	$20,708	$17,355

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

Note 3 - Commitments and Contingencies:

We invested in transportation equipment during the third quarter of fiscal 2012 financed by a capital lease.  The capital lease arrangement replaced month-to-month leases of transportation equipment.

Future minimum lease payments on transportation equipment are approximately:

	2013	2014	2015	2016	2017	2018
Net Lease Commitments	$167	$231	$241	$250	$261	$553

The total capital lease obligation remaining as of January 25, 2013 is $1,714.  The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life.  The capital lease arrangement replaces the long-standing month-to-month leases of transportation equipment.

The Company also leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements. No material changes have been made to these agreements during the first twelve weeks of fiscal 2013.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period.  The contracts are effective for a month or less and are not material.  These contracts are settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period.   No significant contracts remained unfulfilled at January 25, 2013.  The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

7 of 19

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

The following segment information is presented for the twelve weeks ended January 25, 2013 and January 20, 2012.

Twelve Weeks Ended January 25, 2013	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$12,500	$18,271	$-	$-	$30,771
Intersegment sales	-	195	-	(195)	-
Net sales	12,500	18,466	-	(195)	30,771
Cost of products sold	7,606	11,327	-	(195)	18,738
Gross margin	4,894	7,139	-	-	12,033
Selling, general and administrative expenses	4,036	6,108	(5)	-	10,139
Income before taxes	858	1,031	5	-	1,894

Total assets	$12,808	$29,465	$19,669	$-	$61,942
Additions to property, plant and equipment	$84	$629	$(21)	$-	$692

Twelve Weeks Ended January 20, 2012	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$13,653	$16,062	$-	$-	$29,715
Intersegment sales	-	186	-	(186)	-
Net sales	13,653	16,248	-	(186)	29,715
Cost of products sold	8,803	12,535	-	(186)	21,152
Gross margin	4,850	3,713	-	-	8,563
Selling, general and administrative expenses	3,859	5,002	(20)	-	8,841
Income (loss) before taxes	991	(1,289)	20	-	(278)

Total assets	$10,805	$22,295	$23,111	$-	$56,211
Additions to property, plant and equipment	$19	$233	$11	$-	$263

8 of 19

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2013 fiscal year to be different from the federal statutory rate due to state taxes and a change in valuation allowance as follows:

Effective tax rate	%
Federal Statutory rate	34.0
State taxes (net of Federal effect)	10.2
Change in valuation allowance	(27.7)
Other	(7.4)
Total effective tax rate	9.1

We recorded a provision for income taxes in the amount of $172 for the twelve week period ended January 25, 2013, related to federal and state taxes, based on the Company's expected annual effective tax rate.

Management evaluated the need for a full valuation allowance at the end of the twelve weeks ended January 25, 2013. Management evaluated both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance will remain against the net deferred tax assets.

As of January 25, 2013, the Company had federal and state net operating loss carryforwards of approximately $1,681 and $3,506 respectively.  These loss carryforwards will expire at various dates from 2018 through 2032.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2008 through 2011. We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2008 through 2011.

9 of 19

 Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”).  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Quarterly Report on Form 10-Q.  Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended November 2, 2012.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Current accounting principles require that an internal rate of return (“IRR”) analysis be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of January 31, 2013 was 4.30% as compared to 3.70% at October 31, 2012. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial.  The provision for doubtful accounts receivable is based on historical trends and current collection risk.  We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss. For the twelve weeks ended January 25, 2013, Wal-Mart® accounted for 14.3% of consolidated revenues and 14.0% of consolidated accounts receivable.  For the twelve weeks ended January 25, 2013, Dollar General® accounted for 11.5% of consolidated revenues and 21.3% of consolidated accounts receivable.   For the twelve weeks ended January 20, 2012, Wal-Mart® accounted for 10.8% of consolidated revenues and 12.9% of consolidated accounts receivable.   For the twelve weeks ended January 20, 2012, Dollar General® accounted for 8.1% of consolidated revenues and 20.4% of consolidated accounts receivable.  No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the twelve weeks ended January 25, 2013 or the twelve weeks ended January 20, 2012.

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through our own direct store delivery system.

10 of 19

We record the cash surrender or contract value for life insurance policies as an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period.

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences. Management concluded at the end of 2008 that it was more likely than not that deferred tax assets would not be realized and recorded a full valuation allowance on all deferred tax assets during the fourth quarter of fiscal 2008. Management re-evaluated the need for a full valuation allowance as of January 25, 2013. Management evaluated both positive and negative evidence. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard. Therefore, a full valuation allowance remains against the net deferred tax assets at January 25, 2013.

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

11 of 19

Products produced or distributed by the Refrigerated and Snack Food segment are supplied to customers through either direct delivery to customer warehouses or direct-store-delivery. Product delivered to a customer warehouse is then distributed to the store and stocked by the customer where it is then resold to the end consumer.  Product delivered using the company-owned fleet direct to the store is considered a direct-store-delivery. In this case, we provide the service of setting up and maintaining the display and stocking our products.

Results of Operations for the Twelve Weeks ended January 25, 2013 and January 20, 2012

Net Sales-Consolidated

Net sales increased by $1,056 (3.6%) to $30,771 in the first twelve weeks of the 2013 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-3.1	(1,026)
Unit sales volume in pounds	5.0	1,628
Returns activity	0.5	115
Promotional activity	1.2	339
Increase in net sales	3.6	1,056

Overall, the decrease in selling price per pound in fiscal 2013 primarily relates to net unfavorable product mix changes as discussed in the segment analysis below.  Unit volume in pounds increased substantially due to increased sales through customer warehouse distribution centers.  Returns and promotional activity decreased compared to the same period in fiscal 2012.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment, excluding inter-segment sales, decreased by $1,153 (8.4%) to $12,500 in the first twelve weeks of the 2013 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-9.0	(1,372)
Unit sales volume in pounds	0.1	15
Returns activity	0.6	79
Promotional activity	-0.1	125
Decrease in net sales	-8.4	(1,153)

The decrease in selling price per pound in fiscal 2013 primarily relates to unfavorable product mix changes.  Unit sales volume remained relatively flat compared to the same period in fiscal 2012.  Lower returns and promotional activity as a percent of sales partially offset the decrease in sales.

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products segment, excluding inter-segment sales, increased by $2,209 (13.8%) to $18,271 in the first twelve weeks of the 2013 fiscal year compared to the same twelve-week period last year.

The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food Products	%	$
Selling price per pound	2.0	346
Unit sales volume in pounds	9.2	1,613
Returns activity	0.8	36
Promotional activity	1.8	214
Increase in net sales	13.8	2,209

Selling prices per pound increased in fiscal 2013 as a result of favorable product mix changes. Lower returns and promotional activity during the quarter also contributed to the increase in sales in this segment.

12 of 19

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $2,414 (11.4%) to $18,738 in the first twelve weeks of the 2013 fiscal year compared to the same twelve-week period in fiscal 2012.  Significantly lower commodity costs described in the segment analysis below were the primary cause of the decrease in cost of products sold.  The gross margin increased from 28.8% to 39.1%.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $1,197 (13.6%) to $7,606 in the first twelve weeks of the 2013 fiscal year compared to the same twelve-week period in fiscal year 2012. A shift in product mix was the primary factor in the decrease in cost of products sold.  Higher flour commodity costs offset the decrease somewhat.  The cost of purchased flour increased approximately $144 in the first twelve weeks of fiscal 2013 compared to the prior year period.  The gross margin percentage increased from 35.5% to 39.2% in the first twelve weeks of fiscal year 2013 compared to the same twelve week period in the prior fiscal year.

Cost of Products Sold-Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products segment decreased by $1,208 (9.6%) to $11,327 in the first twelve weeks of the 2013 fiscal year compared to the same twelve-week period in fiscal year 2012.  The cost of significant meat commodities decreased approximately $1,097 in the first twelve weeks of fiscal 2013 compared to the same period in the prior year.  The gross margin earned in this segment increased from 23.1% to 39.1% in the first twelve weeks of fiscal year 2013 due primarily to lower commodity costs and to a lesser extent as a result of sales mix changes.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $1,298 (14.7%) to $10,139 in the first twelve weeks of fiscal year 2013 compared to the same twelve-week period in the prior fiscal year.  The increase in this category for the twelve-week period ended January 25, 2013 did not directly correspond to the sales increase.  The table below summarizes the significant expense increases included in this category:

	12 Weeks Ended		Expense/Loss Increase
	January 25, 2013	January 20, 2012	(Decrease)
Wages and bonus	$4,119	$3,273	$846
Cash surrender value gain	(265)	(56)	(209)
Product advertising	1,621	1,434	187
Other SG&A	4,664	4,190	474
Total	$10,139	$8,841	$1,298

Higher profits and profit sharing accruals resulted in increased wages and bonus in the first twelve weeks of the 2013 fiscal year compared to the same period in the prior year.  The cash surrender value gain on life insurance policies increased due to the change in the underlying equities that support them compared to the same twelve week period in fiscal 2012.  Costs for product advertising increased compared to the same twelve week period in fiscal 2013 related to a significant warehouse product shipments during the period.  None of the changes individually or as a group of expenses in “Other SG&A” were significant enough in value to merit separate disclosure.  The major components comprising the increase of “Other SG&A” were higher workers’ compensation costs, higher healthcare costs, higher pension costs, an increase in the allowance for doubtful accounts and an increase in customer fines.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $177 (4.6%) to $4,036 in the first twelve weeks of fiscal year 2013 compared to the same twelve week period in the prior fiscal year.   SG&A spending increased due to higher broker commissions, insurance expenses and higher healthcare expenses partially offset by lower profit sharing within the segment.

13 of 19

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A in the Refrigerated and Snack Food Products segment increased by $1,106 (22.1%) to $6,108 in the first twelve weeks of fiscal year 2013 compared to the same twelve-week period in the prior fiscal year.  The increase in SG&A costs is primarily related to higher sales volumes and profit sharing accruals resulting in increased wages and bonus in the first twelve weeks of the 2013 fiscal year compared to the same period in the prior year.

Income Taxes-Consolidated

The income tax provision for the twelve weeks ended January 25, 2013 and January 20, 2012 was as follows:

	January 25, 2013	January 20, 2012
Income tax provision	$172	$-

Effective tax rate	9.1%	-%

We recorded a provision for income taxes in the amount of $172 for the twelve week period ended January 25, 2013, related to federal and state taxes, based on the Company's expected annual effective tax rate.

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; third, the Company considers its outlook of near term continued profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of  January 25, 2013, the Company (1) has a federal tax NOL of $1,681, (2) has positive thirty-six month cumulative book income and (3) severe drought is predicted to lead to increased prices for food and ultimately beef and other commodities according to the United States Department of Agriculture.  Only the second criteria has been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of January 25, 2013.

Net Income(Loss)-Consolidated

The net income of $1,722 in the twelve weeks ended January 25, 2013 includes a non-taxable gain on life insurance policies in the amount of $265.  The net loss of $278 in the twelve weeks ended January 20, 2012 includes a non-taxable gain on life insurance policies in the amount of $56.  Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.

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

14 of 19

Cash flows from operating activities for the twelve weeks ended:

	January 25, 2013	January 20, 2012

Net income (loss)	$1,722	$(278)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	476	364
Provision for (recoveries on) accounts receivable	23	(89)
Gain on sale of property, plant and equipment	(9)	(2)
Changes in operating working capital	(4,513)	718
Net cash (used in) provided by operating activities	$(2,301)	$713

For the twelve weeks ended January 25, 2013, net cash used by our operating activities for the first quarter ended January 25, 2013 was $2,301, an increase of $3,014 compared to the same period in fiscal 2012.  The increase is primarily related to an increase in finished good and ingredient inventory partially offset by more profitable operations due to increased sales and lower commodity costs.  We typically build inventories in the first quarter for anticipated holiday season sales that occur in the fourth and first quarters.  However, we have increased inventories during the first quarter of fiscal 2013 in anticipation of warehouse orders and to take advantage of lower current meat commodity costs.  During the twelve week period ended January 25, 2013 we funded $389 towards our defined benefit pension plan.  Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislation changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) is relatively quick, and was equal to 60 days for the twelve week period ended January 25, 2013, and 40 days for the twelve week period ended January 20, 2012.  Compared with the prior year, the unfavorable impact on the 2013 cash conversion cycle resulted from higher days of inventory, primarily due a build up in finished goods inventory during the first quarter of fiscal 2013.

For the twelve weeks ended January 20, 2012, operating cash flow was increased by a reduction in inventory of $1,148 and a reduction in accounts receivable of $687.  Operating cash flow was reduced by an increase in prepaid expenses and other current assets of $665 and an increase in accrued payroll, advertising and other expenses of $653.  During the twelve week period ended January 20, 2012 we funded $274 towards our defined benefit pension plan.

Cash used in investing activities for the twelve weeks ended:

	January 25, 2013	January 20, 2012
Proceeds from sale of property, plant and equipment	$9	$2
Additions to property, plant and equipment	(692)	(263)
Net cash used in investing activities	$(683)	$(261)

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

The table below highlights the additions to property, plant and equipment for the twelve weeks ended:

	January 25, 2013	January 20, 2012
Changes in projects in process	$353	$(125)
Processing equipment	135	178
Sales & delivery vehicles	83	-
Packaging lines	121	210
	$692	$263

15 of 19

Cash used in financing activities for the twelve weeks ended:

	January 25, 2013	January 20, 2012
Shares repurchased	$(7)	$(61)
Payments of capital lease obligation	(51)	-
Cash dividends paid	(458)	-
Net cash used in financing activities	$(516)	$(61)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of January 25, 2013, 200,697 shares were still authorized for repurchase under the program.  A one-time cash dividend was paid in the amount of five cents per share, during the first twelve weeks of the 2013 fiscal year.

We invested in transportation equipment during the third quarter of fiscal 2012 financed by a capital lease obligation in the amount of $1,848.  The term of the lease is six years.  The total capital lease obligation remaining as of January 25, 2013 is $1,714.  The capital lease arrangement replaced the long-standing month-to-month lease of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2015. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth and a Quick Ratio not less than 1.0 to 1.0 and a minimum net income after tax. The Company is currently in compliance with all provisions of the agreement. There were no borrowings under this line of credit during the fiscal 2012 or fiscal 2013.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for fiscal 2013.

Recent Accounting Pronouncements

Not applicable at this reporting date.

Off-Balance Sheet Arrangements

We are not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting company.

16 of 19

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 25, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

17 of 19

Part II.  Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended November 2, 2012 should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect our business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period covered by this Report.

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended January 25, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 3, 2012 – November 30, 2012	450	$6.86	450	201,324
December 1, 2012 – December 28, 2012	411	6.96	411	200,913
December 29, 2012 – January 25, 2013	216	7.01	216	200,697
Total	1,077	$6.93	1,077

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended January 25, 2013.

(2)
Repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of our management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 15, 2012 and continuing through and including October 14, 2013, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of January 25, 2013, the total maximum number of shares that may be purchased under the Purchase Plan is 200,697 at a purchase price not to exceed $10.00 per share at a total maximum aggregate price (exclusive of commission) of $2,006,970.

18 of 19

Item 6.

Exhibits

Exhibit No.	Description

31.1	Certification of Chairman of the Board (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: March 8, 2013	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer

19 of 19