Form 10-Q
period 2013-04-19
BRIDGFORD FOODS CORP
filed 2013-05-31
CIK 14177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 19, 2013

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
Yes [ ] No [ X ]

As of May 24, 2013 the registrant had 9,154,448 shares of common stock outstanding.

1 of 23

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Part I. Financial Information

Item 1. Financial Statements	Page

a. Condensed Consolidated Balance Sheets at April 19, 2013 (unaudited) and November 2, 2012	3

b. Condensed Consolidated Statements of Operations for the twelve and twenty-four weeks ended April 19, 2013 and April 13, 2012 (unaudited)	4

c. Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended April 19, 2013 and April 13, 2012 (unaudited)	5

d. Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	20

Part II. Other Information

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6. Exhibits	22

Signatures	23

Items 1, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 23

Part I.  Financial Information
Item 1. a.
BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

ASSETS	April 19, 2013	November 2, 2012
	(Unaudited)
Current assets:

Cash and cash equivalents	$6,432	$9,744
Accounts receivable, less allowance for doubtful accounts of $110 and $89, respectively, and promotional allowances of $5,331 and $3,559, respectively	10,813	11,758
Inventories, less inventory reserves of $619 and $490, respectively (Note 2)	21,768	17,355
Prepaid expenses and other current assets	781	509
Refundable income taxes	556	787
Deferred income taxes, less valuation allowance of $2,440	-	-

Total current assets	40,350	40,153

Property, plant and equipment, less accumulated depreciation of $57,478 and $56,683 respectively	9,456	9,076
Other non-current assets	12,649	12,321
Deferred income taxes, less valuation allowance of $11,098	-	-
Total assets	$62,455	$61,550

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$3,870	$4,414
Accrued payroll, advertising and other expenses	6,897	6,462
Current portion of non-current liabilities	3,406	3,998
Total current liabilities	14,173	14,874

Non-current liabilities	26,786	26,532

Total liabilities	40,959	41,406

Commitments and contingencies (Note 3)
Shareholders' equity:
Preferred stock, without par value; authorized - 1,000 shares; issued and outstanding - none	-	-
Common stock, $1.00 par value; authorized - 20,000 shares; issued and outstanding - 9,156 and 9,159 shares, respectively	9,213	9,216
Capital in excess of par value	8,912	8,932
Retained earnings	28,122	26,747
Accumulated other comprehensive loss	(24,751)	(24,751)
Total shareholders' equity	21,496	20,144
Total liabilities and shareholders' equity	$62,455	$61,550

See accompanying notes to condensed consolidated financial statements.

3 of 23

Item 1. b.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	12 weeks ended		24 weeks ended
	April 19, 2013	April 13, 2012	April 19, 2013	April 13, 2012

Net sales	$28,584	$27,313	$59,355	$57,028
Cost of products sold	18,807	17,572	37,545	38,724

Gross margin	9,777	9,741	21,810	18,304

Selling, general and administrative expenses	9,655	8,701	19,794	17,542

Income before taxes	122	1,040	2,016	762
Income tax	11	-	183	-

Net income	$111	$1,040	$1,833	$762

Net income per share – Basic and diluted	$0.01	$0.11	$0.20	$0.08

Weighted average common shares – Basic and diluted	9,156	9,188	9,157	9,192

Cash dividends paid per share	$-	$-	$0.05	$-

See accompanying notes to condensed consolidated financial statements.

4 of 23

Item 1. c.

BRIDGFORD FOODS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	24 weeks ended
	April 19, 2013	April 13, 2012
Cash flows from operating activities:

Net income	$1,833	$762

Income or charges not affecting cash and cash equivalents:
Depreciation	951	745
Recoveries on accounts receivable	(2)	(88)
Gain on sale of property, plant and equipment	(13)	(6)

Accounts receivable	947	434
Inventories	(4,413)	1,382
Prepaid expenses and other current assets	(41)	(326)
Other non-current assets	(328)	(634)
Accounts payable	(544)	131
Accrued payroll, advertising and other expenses	(184)	(1,743)
Non-current liabilities	383	(313)

Net cash (used in) provided by operating activities	(1,411)	344

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	13	6
Additions to property, plant and equipment	(1,331)	(289)

Net cash used in investing activities	(1,318)	(283)

Cash used in financing activities:
Shares repurchased	(23)	(119)
Payment of capital lease obligations	(102)	-
Cash dividends paid	(458)	-

Net cash used in financing activities	(583)	(119)

Net decrease in cash and cash equivalents	(3,312)	(58)

Cash and cash equivalents at beginning of period	9,744	9,324

Cash and cash equivalents at end of period	$6,432	$9,266

Supplemental cash flow information:

Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

5 of 23

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve and twenty-four weeks ended April 19, 2013 and April 13, 2012 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2012 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  Recent accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses.  The carrying amount of these instruments approximate fair market value due to their short term maturity.  At April 19, 2013, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company issues credit to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

For the twenty-four weeks ended April 19, 2013, Wal-Mart® accounted for 16.3% of consolidated revenues and 15.6% of consolidated accounts receivable.  For the twenty-four weeks ended April 19, 2013, Dollar General® accounted for 11.3% of consolidated revenues and 20.2% of consolidated accounts receivable. For the twenty-four weeks ended April 13, 2012, Wal-Mart® accounted for 11.6% of consolidated revenues and 10.5% of consolidated accounts receivable.   For the twenty-four weeks ended April 13, 2012, Dollar General® accounted for 9.0% of consolidated revenues and 21.6% of consolidated accounts receivable.  No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the twenty-four weeks ended April 19, 2013 or the twenty-four weeks ended April 13, 2012.

Management has evaluated events subsequent to April 19, 2013 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

6 of 23

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited) April 19, 2013	November 2, 2012
Meat, ingredients and supplies	$6,565	$5,586
Work in progress	1,309	1,515
Finished goods	13,894	10,254
	$21,768	$17,355

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

The total capital lease obligation remaining as of April 19, 2013 is $1,663.  The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life.  The capital lease arrangement replaces the long-standing month-to-month leases of transportation equipment.

The Company also leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements. No material changes have been made to these agreements during the first twenty-four weeks of fiscal 2013.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period.  The contracts are effective for a month or less and are not material.  These contracts are settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period.   No significant contracts remained unfulfilled at April 19, 2013.  The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

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

The following segment information is presented for the twelve and twenty-four weeks ended April 19, 2013 and April 13, 2012.

Twelve Weeks Ended April 19, 2013	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$11,617	$16,967	$-	$-	$28,584
Intersegment sales	-	216	-	(216)
Net sales	11,617	17,183	-	(216)	28,584
Cost of products sold	7,580	11,443	-	(216)	18,807
Gross margin	4,037	5,740	-	-	9,777
Selling, general and administrative expenses	3,917	5,733	5	-	9,655
Income (loss) before taxes	120	7	(5)	-	122

Total assets	$12,282	$30,602	$19,571	$-	$62,455
Additions to property, plant and equipment	$32	$583	$24	$-	$639

Twelve Weeks Ended April 13, 2012	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$12,609	$14,704	$-	$-	$27,313
Intersegment sales	-	199	-	(199)	-
Net sales	12,609	14,903	-	(199)	27,313
Cost of products sold	7,627	10,144	-	(199)	17,572
Gross margin	4,982	4,759	-	-	9,741
Selling, general and administrative expenses	3,939	4,761	1	-	8,701
Income (loss) before taxes	1,043	(2)	(1)	-	1,040

Total assets	$10,832	$21,862	$22,990	$-	$55,684
Additions to property, plant and equipment	$23	$(5)	$8	$-	$26

8 of 23

Twenty-four Weeks Ended April 19, 2013	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$24,117	$35,238	$-	$-	$59,355
Intersegment sales	-	411	-	(411)
Net sales	24,117	35,649	-	(411)	59,355
Cost of products sold	15,186	22,770	-	(411)	37,545
Gross margin	8,931	12,879	-	-	21,810
Selling, general and administrative expenses	7,953	11,841	-	-	19,794
Income before taxes	978	1,038	-	-	2,016

Total assets	$12,282	$30,602	$19,571	$-	$62,455
Additions to property, plant and equipment	$116	$1,212	$3	$-	$1,331

Twenty-four Weeks Ended April 13, 2012	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$26,262	$30,766	$-	$-	$57,028
Intersegment sales	-	385	-	(385)	-
Net sales	26,262	31,151	-	(385)	57,028
Cost of products sold	16,430	22,679	-	(385)	38,724
Gross margin	9,832	8,472	-	-	18,304
Selling, general and administrative expenses	7,798	9,763	(19)	-	17,542
Income (loss) before taxes	2,034	(1,291)	19	-	762

Total assets	$10,832	$21,862	$22,990	$-	$55,684
Additions to property, plant and equipment	$42	$228	$19	$-	$289

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2013 fiscal year to be different from the federal statutory rate due to the state taxes and a change in valuation allowance as follows:

Effective tax rate	%
Federal Statutory rate	34.0
State taxes (net of Federal effect)	10.2
Change in valuation allowance	(27.7)
Other	(7.4)
Total effective tax rate	9.1

We recorded a provision for income taxes in the amount of $183 for the twenty-four week period ended April 19, 2013, related to federal and state taxes, based on the Company's expected annual effective tax rate.

Management evaluated the need for a full valuation allowance at the end of the twenty-four weeks ended April 19, 2013. Management evaluated both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance will remain against the net deferred tax assets.

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

Current accounting principles require that an internal rate of return (“IRR”) analysis be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of March 31, 2013 was 4.32% as compared to 3.70% at October 31, 2012. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial.  The provision for doubtful accounts receivable is based on historical trends and current collection risk.  We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss. For the twenty-four weeks ended April 19, 2013, Wal-Mart® accounted for 16.3% of consolidated revenues and 15.6% of consolidated accounts receivable.  For the twenty-four weeks ended April 19, 2013, Dollar General® accounted for 11.3% of consolidated revenues and 20.2% of consolidated accounts receivable. For the twenty-four weeks ended April 13, 2012, Wal-Mart® accounted for 11.6% of consolidated revenues and 10.5% of consolidated accounts receivable.   For the twenty-four weeks ended April 13, 2012, Dollar General® accounted for 9.0% of consolidated revenues and 21.6% of consolidated accounts receivable.  No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the twenty-four weeks ended April 19, 2013 or the twenty-four weeks ended April 13, 2012.

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through our own direct store delivery system.

10 of 23

We record the cash surrender or contract value for life insurance policies as an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period.

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences. Management concluded at the end of 2008 that it was more likely than not that deferred tax assets would not be realized and recorded a full valuation allowance on all deferred tax assets during the fourth quarter of fiscal 2008. Management re-evaluated the need for a full valuation allowance as of April 19, 2013. Management evaluated both positive and negative evidence. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard. Therefore, a full valuation allowance remains against the net deferred tax assets at April 19, 2013.

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

11 of 23

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

Results of Operations for the Twelve Weeks ended April 19, 2013 and April 13, 2012

Net Sales-Consolidated

Net sales increased by $1,271 (4.7%) to $28,584 in the second twelve weeks of the 2013 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	5.0	1,515
Unit sales volume in pounds	0.5	150
Returns activity	0.6	116
Promotional activity	-1.4	(510)
Increase in net sales	4.7	1,271

Overall, the increase in selling price per pound in fiscal 2013 primarily relates to net favorable product mix changes as discussed in the segment analysis below.  Unit volume in pounds increased in the Refrigerated and Snack Food segment off-set by a decrease in the Frozen Food Products Segment.  Promotional activity increased compared to the same period in fiscal 2012 while returns activity declined.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment, excluding inter-segment sales, decreased by $992 (7.9%) to $11,617 in the second twelve weeks of the 2013 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	0.5	71
Unit sales volume in pounds	-4.4	(618)
Returns activity	0.6	72
Promotional activity	-4.6	(517)
Decrease in net sales	-7.9	(992)

The increase in selling price per pound in fiscal 2013 primarily relates to a price increase of approximately 3% implemented in the second quarter of the fiscal year offset by unfavorable product mix changes.  Unit sales volume decreased mainly due to lower customer demand in several product categories compared to the prior year.  Returns activity decreased as compared to the same period in fiscal 2012.  Higher promotional activity compared to the same twelve week period in fiscal year 2012 offset the impact of selling price increases.

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products segment, excluding inter-segment sales, increased by $2,263 (15.4%) to $16,967 in the second twelve weeks of the 2013 fiscal year compared to the same twelve-week period last year.

The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food Products	%	$
Selling price per pound	8.9	1,445
Unit sales volume in pounds	4.8	767
Returns activity	1.1	44
Promotional activity	0.6	7
Increase in net sales	15.4	2,263

12 of 23

Selling prices per pound increased in fiscal 2013 as a result of favorable product mix changes and to a lesser extent increases in unit selling prices. Significant increases in unit volume shipped through direct store delivery and warehouse distribution channels were recorded in the twelve weeks ended April 19, 2013.  Returns and promotion activity declined compared to the same twelve week period in fiscal 2012.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $1,235 (7.0%) to $18,807 in the second twelve weeks of the 2013 fiscal year compared to the same twelve-week period in fiscal year 2012.  Higher unit sales volume was the primary cause of the increase in cost of products sold as described in the segment analysis below.  The gross margin decreased from 35.7% to 34.2% due to higher production materials and labor as well as higher workers’ compensation costs compared to the prior year.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $47 (0.6%) to $7,580 in the second twelve weeks of the 2013 fiscal year compared to the same twelve-week period in fiscal year 2012. Lower unit sales volume was the primary contributing factor to this decrease, partially off-set by higher commodity costs.  The cost of purchased flour increased approximately $87 in the second twelve weeks of fiscal 2013 compared to the prior year period.  Unfavorable product mix changes and higher flour costs caused the gross margin percentage to decrease from 39.5% to 34.8% in the second twelve weeks of fiscal year 2013 compared to the same twelve week period in the prior fiscal year.

Cost of Products Sold-Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products segment increased by $1,299 (12.8%) to $11,443 in the second twelve weeks of the 2013 fiscal year, consistent with the 15.4% increase in sales, compared to the same twelve-week period in fiscal year 2012.  The cost of significant meat commodities decreased approximately $466 in the second twelve weeks of fiscal 2012 compared to the same period in the prior year.  As a result of these factors, the gross margin earned in this segment increased from 32.4% to 33.8% in the second twelve weeks of fiscal year 2013 compared to the prior year.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $954 (11.0%) to $9,655 in the second twelve weeks of fiscal year 2013 compared to the same twelve-week period in the prior fiscal year.  The increase in this category for the twelve-week period ended April 19, 2013 did not directly correspond to the sales increase.  The table below summarizes the significant expense/gain increases included in this category:

	12 Weeks Ended
	April 19, 2013	April 13, 2012	Expense (Gain) Increase or Decrease
Cash surrender value gains	$(63)	$(574)	$511
Product advertising	1,653	1,460	193
Workers’ compensation	208	17	191
Other SG&A	7,857	7,798	59
Total	$9,655	$8,701	$954

The cash surrender value of life insurance policies decreased primarily due to the settlement of one policy in the comparative twelve week period in fiscal 2012 and to a lesser extent from the change in underlying equities that support the cash value.  Costs for product advertising increased compared to the same twelve-week period in fiscal 2012 related to an increase in broker commissions and online media expenses.  The Company’s workers’ compensation expense increased as a result of unfavorable claim trends compared to the same twelve week period in fiscal 2012.  None of the changes individually or as a group of expenses in “Other SG&A” were significant enough in value to merit separate disclosure.  The major components comprising the increase of “Other SG&A” expenses were higher pension costs, an increase in computer supplies, increased customer fines and an increase in license fees.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $22 (0.6%) to $3,917 in the second twelve weeks of fiscal year 2013 compared to the same twelve week period in the prior fiscal year.  The overall trend in SG&A remained relatively consistent with the decline in net sales within the segment. Significantly lower cash surrender value gains recognized on life insurance policies compared to the prior year period negatively off-set the overall expense decline in other categories.

13 of 23

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A in the Refrigerated and Snack Food Products segment increased by $972 (20.4%) to $5,733 in the second twelve weeks of fiscal year 2013 compared to the same twelve-week period in the prior fiscal year.  Significantly lower cash surrender value gains on life insurance policies recognized compared to the prior year period contributed significantly to the overall expense increase in this category.  The increase in SG&A expenses was also related to the increase in sales, increased costs for product advertising and higher workers’ compensation costs.

Income Taxes-Consolidated

Income tax for the twelve weeks ended April 19, 2013 and April 13, 2012 was as follows:

	April 19, 2013	April 13, 2012
Income tax	$11	$-

Effective tax rate	9.1%	-

We recorded a provision for income taxes in the amount of $11 for the twelve week period ended April 19, 2013, related to federal and state taxes, based on the Company's expected annual effective tax rate.  We recorded tax expense for non income related taxes of $45 which are reflected in selling, general and administrative expenses.

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s projected available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; third, the Company considers its outlook of near term continued profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of April 19, 2013, the Company (1) has a projected federal tax NOL for fiscal 2013 of $472, (2) has positive thirty-six month cumulative book income and (3) there are current negative economic trends including recent severe drought that is predicted to lead to increased prices for food and ultimately beef and other commodities according to the United States Department of Agriculture.  Only the second criterion has been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of April 19, 2013.

Net Income -Consolidated

The net income of $111 in the twelve weeks ended April 19, 2013 includes a non-taxable gain on life insurance policies in the amount of $63.  Net income of $1,040 in the twelve weeks ended April 13, 2012 includes a non-taxable gain on life insurance policies in the amount of $574.  Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

Results of Operations for the Twenty-four Weeks ended April 19, 2013 and April 13, 2012

Net Sales-Consolidated

Net sales increased by $2,327 (4.1%) to $59,355 in the first twenty-four weeks of the 2013 fiscal year compared to the same twenty-four week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	6.1	3,830
Unit sales volume in pounds	-2.5	(1,563)
Promotional activity	0.5	231
Returns activity	0.0	(171)
Increase in net sales	4.1	2,327

Overall, the increase in selling price per pound in fiscal 2013 primarily relates to net favorable product mix changes as discussed in the segment analysis below.  Returns and promotional activity remained relatively constant compared to the same period in fiscal 2012.

14 of 23

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment, excluding inter-segment sales, decreased by $2,145 (8.2%) to $24,117 in the first twenty-four weeks of the 2013 fiscal year compared to the same twenty-four week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	1.7	505
Unit sales volume in pounds	-8.2	(2,409)
Promotional activity	0.6	151
Returns activity	-2.3	(392)
Decrease in net sales	-8.2	(2,145)

The increase in selling price per pound over the prior year period was due to selling price increases implemented in the second quarter of fiscal 2013.  Unfavorable changes in product mix off-set favorable selling price trends.  Unit sales volume decreased mainly due to lower customer demand in several product categories compared to the prior year.

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products segment, excluding inter-segment sales, increased by $4,472 (14.5%) to $35,238 in the first twenty-four weeks of the 2013 fiscal year compared to the same twenty-four week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food Products	%	$
Selling price per pound	9.9	3,325
Unit sales volume in pounds	2.5	846
Promotional activity	0.9	80
Returns activity	1.2	221
Increase in net sales	14.5	4,472

Selling prices per pound increased in fiscal 2013 as a result of favorable product mix changes and to a lesser extent increases in selling price.  Significant increases in unit volume shipped through direct store delivery and warehouse distribution channels were recorded in the twenty-four weeks ended April 19, 2013.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $1,179 (3.0%) to $37,545 in the first twenty-four weeks of the 2013 fiscal year compared to the same twenty-four week period in fiscal 2012.  The gross margin increased from 32.1% to 36.7% as a result of the factors described in the segment analysis below.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $1,244 (7.6%) to $15,186 in the first twenty-four weeks of the 2013 fiscal year compared to the same twenty-four week period in fiscal year 2012. The cost of products sold decreased primarily as a result of lower sales volume.  The cost of purchased flour increased approximately $241 in the first twenty-four weeks of fiscal 2013 compared to the prior year period, partially offsetting the decrease.  The gross margin percentage decreased from 37.4% to 37.0% in the first twenty-four weeks of fiscal year 2013 compared to the same twenty-four week period in the prior fiscal year due to higher commodity costs and unfavorable product mix changes.

Cost of Products Sold-Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products segment increased by $91 (0.4%) to $22,770 in the first twenty-four weeks of the 2013 fiscal year compared to the same twenty-four week period in fiscal year 2012.  The cost of significant meat commodities decreased approximately $1,565 in the first twenty-four weeks of fiscal 2013 compared to the same period in the prior year.   The gross margin earned in this segment increased from 27.5% to 36.5% in the first twenty-four weeks of fiscal year 2013 due primarily to lower meat commodity cost and to a lesser extent favorable sales mix changes.

15 of 23

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $2,252 (12.8%) to $19,794 in the first twenty-four weeks of fiscal year 2013 compared to the same twenty-four week period in the prior fiscal year.  The increase in this category for the twenty-four week period ended April 19, 2013 did not directly correspond to the sales increase.  The table below summarizes the significant expense increases and decreases included in this category:

	24 weeks Ended		Expense/Gain
	April 19, 2013	April 13, 2012	Increase (Decrease)
Wages and bonus	$7,430	$6,543	$887
Product advertising	3,274	2,894	380
Cash surrender value gain	(328)	(630)	302
Depreciation	231	19	212
Workers’ compensation	394	170	224
Other SG&A	8,793	8,546	247
Total	$19,794	$17,542	$2,252

Higher sales and profitability levels increased commission labor and profit sharing bonus accruals.  Head count also increased to support expanded direct store delivery distribution in areas previously served through customer warehouse distribution centers.  The combination of these factors increased wages and bonus.  Product advertising increased primarily as a result of increased spending on print and internet media efforts.  Payments to commissioned brokers increased due to higher sales levels.  The cash surrender value of life insurance policies decreased due to the settlement of one policy in the comparative twenty-four week period in fiscal 2012 as well as the change in underlying equities that support the cash values.  The increase in depreciation expense was due to higher capital expenditures in the current year.  The Company’s workers’ compensation expense increased as a result of unfavorable claim trends compared to the same twenty-four week period in fiscal 2012.  None of the changes individually or as a group of expenses in “Other SG&A” were significant enough in value to merit separate disclosure.  The major components comprising the increase of “Other SG&A” were higher pension costs, an increase in the allowance for doubtful accounts and an increase in customer fines.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $155 (2.0%) to $7,953 in the first twenty-four weeks of fiscal year 2013 compared to the same twenty-four week period in the prior fiscal year.  SG&A increased primarily due to increased spending on print and internet media efforts.  Payments to commissioned brokers also increased.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A in the Refrigerated and Snack Food Products segment increased by $2,078 (21.3%) to $11,841 in the first twenty-four weeks of fiscal year 2013 compared to the same twenty-four week period in the prior fiscal year. The increase in SG&A resulted from higher sales and profitability levels which increased commission labor and profit sharing bonus accruals.  Head count also increased to support expanded direct store delivery distribution in areas previously served through customer warehouse distribution centers.  The combination of these factors increased wages and bonus.

Income Taxes-Consolidated

Income tax (benefit) for the twenty-four weeks ended April 19, 2013 and April 13, 2012 was as follows:

	April 19, 2013	April 13, 2012
Income tax (benefit)	$183	$-

We recorded a provision for income taxes in the amount of $183 for the twenty-four week period ended April 19, 2013, related to federal and state taxes, based on the Company's expected annual effective tax rate.

16 of 23

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s projected available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; third, the Company considers its outlook of near term continued profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of April 19, 2013, the Company (1) has a projected federal tax NOL for fiscal 2013 of $472, (2) has positive thirty-six month cumulative book income and (3) there are current negative economic trends including recent severe drought that is predicted to lead to increased prices for food and ultimately beef and other commodities according to the United States Department of Agriculture.  Only the second criterion has been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of April 19, 2013.

 Net Income -Consolidated

The net income of $1,833 in the twenty-four weeks ended April 19, 2013 includes a non-taxable gain on life insurance policies in the amount of $328.  The net income of $762 in the twenty-four weeks ended April 13, 2012 includes a non-taxable gain on life insurance policies in the amount of $630. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.

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

Cash flows from operating activities for the twenty-four weeks ended:

	April 19, 2013	April 13, 2012

Net income	$1,833	$762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	951	745
(Recoveries) on accounts receivable	(2)	(88)
Gain on sale of property, plant and equipment	(13)	(6)
Changes in operating working capital	(4,180)	(1,069)
Net cash (used in) provided by operating activities	$(1,411)	$344

For the twenty-four weeks ended April 19, 2013, net cash used by our operating activities was $1,411, an increase of $1,755 compared to the same period in fiscal 2012.  The increase in cash used in operating activities is primarily related to an increase in finished good and ingredient inventory partially offset by more profitable operations due to increased sales and lower commodity costs.  We typically build inventories in the first quarter for anticipated holiday season sales that occur in the fourth and first quarters.  However, we have increased inventories during the first and second quarters of fiscal 2013 in anticipation of significant product shipments in the third quarter and to take advantage of lower meat commodity costs.  During the twenty-four week period ended April 19, 2013 we funded $739 towards our defined benefit pension plan.  Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislation changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) is relatively quick, and was equal to 64 days for the twenty-four week period ended April 19, 2013, and 44 days for the twenty-four week period ended April 13, 2012.  Compared with the prior year, the unfavorable impact on the 2013 cash conversion cycle resulted from higher days of inventory, primarily due a build up in finished goods inventories during the first and second quarters of fiscal 2013.

For the twenty-four weeks ended April 13, 2012, operating cash flows were reduced by a decrease in accrued payroll, advertising and other expenses and current portion of non-current liabilities of $1,743 and an increase in other non-current assets of $634 and increased by a reduction in inventory of $1,382 and accounts receivable of $434.  During the twenty-four week period, we funded $1,663 towards our defined benefit pension plan.

17 of 23

Cash used in investing activities for the twenty-four weeks ended:

	April 19, 2013	April 13, 2012
Proceeds from sale of property, plant and equipment	$13	$6
Additions to property, plant and equipment	(1,331)	(289)
Net cash used in investing activities	$(1,318)	$(283)

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

The table below highlights the additions to property, plant and equipment for the twenty-four weeks ended:

	April 19, 2013	April 13, 2012
Changes in projects in process	$756	$(146)
Processing equipment	190	178
Direct store delivery vehicles	117	-
Building improvements	-	5
Packaging lines	147	210
Temperature control and product storage	38	42
Salesman’s vehicles	83	-

Additions to property, plant and equipment	$1,331	$289

Cash used in financing activities for the twenty-four weeks ended:

	April 19, 2013	April 13, 2012
Shares repurchased	$(23)	$(119)
Payment of capital lease obligations	(102)	-
Cash dividends paid	(458)	-
Net cash used in financing activities	$(583)	$(119)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of April 19, 2013, 198,725 shares were still authorized for repurchase under the program.

A one-time cash dividend was paid in the amount of five cents per share during the first twelve weeks of the 2013 fiscal year.

We invested in transportation equipment during the third quarter of fiscal 2012 financed by a capital lease obligation in the amount of $1,848.  The term of the lease is six years.  The total capital lease obligation remaining as of April 19, 2013 is $1,663.   The capital lease arrangement replaces the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2015. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth no less than 2.5 to 1.0, a Quick Ratio not less than 1.0 to 1.0 and a minimum quarterly net income after tax. The Company is currently in compliance with all provisions of the agreement. There were no borrowings under this line of credit during fiscal 2012 or fiscal 2013.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for fiscal 2013.

18 of 23

Recent Accounting Pronouncements

Not applicable at this reporting date.

Off-Balance Sheet Arrangements

We are not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting company.

19 of 23

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 19, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended April 19, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 26, 2013 – February 22, 2013	1,029	$7.24	1,029	199,668
February 23, 2013 – March 22, 2013	647	8.33	647	199,021
March 23, 2013 – April 19, 2013	296	8.42	296	198,725
Total	1,972	$7.77	1,972

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended April 19, 2013.

(2)
Repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of our management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 15, 2012 and continuing through and including October 14, 2013, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of April 19, 2013, the total maximum number of shares that may be purchased under the Purchase Plan is 198,725 at a purchase price not to exceed $10.00 per share at a total maximum aggregate price (exclusive of commission) of $1,987,250.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: May 31, 2013	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

23 of 23