Form 10-Q
period 2013-07-12
BRIDGFORD FOODS CORP
filed 2013-08-23
CIK 14177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 12, 2013

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
Yes [ ] No [ X ]

As of August 9, 2013 the registrant had 9,148,814 shares of common stock outstanding.

1 of 23

BRIDGFORD FOODS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Part I. Financial Information

Item 1. Financial Statements	Page

a. Condensed Consolidated Balance Sheets at July 12, 2013 (unaudited) and November 2, 2012	3

b. Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended July 12, 2013 and July 6, 2012 (unaudited)	4

c. Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended July 12, 2013 and July 6, 2012 (unaudited)	5

d. Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	20

Part II. Other Information

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6. Exhibits	22

Signatures	23

Items 1, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 23

Part I.  Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

ASSETS	July 12, 2013	November 2, 2012
	(Unaudited)
Current assets:

Cash and cash equivalents	$6,482	$9,744
Accounts receivable, less allowance for doubtful accounts of $76 and $89, respectively, and promotional allowances of $4,311 and $3,559, respectively	11,611	11,758
Inventories, less inventory reserves of $700 and $490, respectively (Note 2)	19,681	17,355
Prepaid expenses and other current assets	561	509
Refundable income taxes	534	787
Deferred income taxes, less valuation allowance of $2,440	-	-

Total current assets	38,869	40,153

Property, plant and equipment, less accumulated depreciation of $57,599 and $56,683 respectively	10,979	9,076
Other non-current assets	12,937	12,321
Deferred income taxes, less valuation allowance of $11,098	-	-
Total assets	$62,785	$61,550

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$4,274	$4,414
Accrued payroll, advertising and other expenses	6,602	6,462
Current portion of non-current liabilities	3,288	3,998
Total current liabilities	14,164	14,874

Non-current liabilities	27,180	26,532

Total liabilities	41,344	41,406

Commitments and contingencies (Note 3)
Shareholders' equity:
Preferred stock, without par value; authorized - 1,000 shares; issued and outstanding - none	-	-
Common stock, $1.00 par value; authorized - 20,000 shares; issued and outstanding – 9,151 and 9,159 shares, respectively	9,208	9,216
Capital in excess of par value	8,881	8,932
Retained earnings	28,103	26,747
Accumulated other comprehensive loss	(24,751)	(24,751)
Total shareholders' equity	21,441	20,144
Total liabilities and shareholders' equity	$62,785	$61,550

See accompanying notes to condensed consolidated financial statements.

3 of 23

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	12 weeks ended		36 weeks ended
	July 12, 2013	July 6, 2012	July 12, 2013	July 6, 2012

Net sales	$29,294	$27,862	$88,649	$84,890
Cost of products sold	19,809	17,661	57,354	56,385

Gross margin	9,485	10,201	31,295	28,505

Selling, general and administrative expenses	9,480	9,340	29,274	26,882

Income before taxes	5	861	2,021	1,623
Income tax	24	-	207	-

Net (loss) income	$(19)	$861	$1,814	$1,623

Net (loss) income per share – Basic and diluted	$0.00	$0.09	$0.20	$0.18

Weighted average common shares – Basic and diluted	9,154	9,180	9,156	9,188

Cash dividends paid per share	$-	$-	$0.05	$-

See accompanying notes to condensed consolidated financial statements.

4 of 23

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	36 weeks ended
	July 12, 2013	July 6, 2012
Cash flows from operating activities:

Net income	$1,814	$1,623

Income or charges not affecting cash and cash equivalents:
Depreciation	1,383	1,105
Recoveries on accounts receivable	(22)	(107)
Gain on sale of property, plant and equipment	(22)	(8)

Accounts receivable	169	(215)
Inventories	(2,326)	1,480
Prepaid expenses and other current assets	201	(248)
Other non-current assets	(616)	(457)
Accounts payable	(140)	383
Accrued payroll, advertising and other expenses	(500)	(572)
Non-current liabilities	716	(849)

Net cash provided by operating activities	657	2,135

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	27	8
Additions to property, plant and equipment	(3,291)	(430)

Net cash used in investing activities	(3,264)	(422)

Cash used in financing activities:
Shares repurchased	(59)	(189)
Payment of capital lease obligations	(138)	(18)
Cash dividends paid	(458)	-

Net cash used in financing activities	(655)	(207)

Net increase (decrease) in cash and cash equivalents	(3,262)	1,506

Cash and cash equivalents at beginning of period	9,744	9,324

Cash and cash equivalents at end of period	$6,482	$10,830

Supplemental cash flow information:

Cash paid for income taxes	$-	$-

Transportation equipment financed by capital lease obligations	$-	$1,848

See accompanying notes to condensed consolidated financial statements.

5 of 23

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve and thirty-six weeks ended July 12, 2013 and July 6, 2012 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2012 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  Recent accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

The November 2, 2012 balance sheet within these interim condensed consolidated financial statements was derived from the audited fiscal 2012 financial statements.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results may vary from these estimates.  Some of the estimates needed to be made by management include the allowance for doubtful accounts, promotional and returns allowances, inventory reserves, the estimated useful lives of property and equipment, and the valuation allowance for the Company’s deferred tax assets. Actual results could materially differ from these estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates. Change in market conditions and volatility in stock markets may cause changes in the measurement of our pension fund liabilities and performance of our life insurance policies in future periods and those changes may be significant.

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses.  The carrying amount of these instruments approximate fair market value due to their short term maturity.  At July 12, 2013, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

For the thirty-six weeks ended July 12, 2013, Wal-Mart® accounted for 20.6% of consolidated revenues and 33.4% of consolidated accounts receivable.   For the thirty-six weeks ended July 6, 2012, Wal-Mart® accounted for 14.5% of consolidated revenues and 27.8% of consolidated accounts receivable.  No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the thirty-six weeks ended July 12, 2013 or the thirty-six weeks ended July 6, 2012.

Management has evaluated events subsequent to July 12, 2013 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

6 of 23

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited) July 12, 2013	November 2, 2012
Meat, ingredients and supplies	$6,234	$5,586
Work in progress	1,541	1,515
Finished goods	11,906	10,254
	$19,681	$17,355

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

The total capital lease obligation remaining as of July 12, 2013 is $1,628.  The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life.  The capital lease arrangement replaces the long-standing month-to-month leases of transportation equipment.

The Company also leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements. No material changes have been made to these agreements during the first thirty-six weeks of fiscal 2013.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period.  The contracts are effective for a month or less and are not material.  These contracts are settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period.   No significant contracts remained unfulfilled at July 12, 2013.  The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

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

The following segment information is presented for the twelve and thirty-six weeks ended July 12, 2013 and July 6, 2012.

Twelve Weeks Ended July 12, 2013	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$10,159	$19,135	$-	$-	$29,294
Intersegment sales	-	249	-	249	-
Net sales	10,159	19,384	-	249	29,294
Cost of products sold	6,479	13,579	-	249	19,809
Gross margin	3,680	5,805	-	-	9,485
Selling, general and administrative expenses	3,776	5,704	-	-	9,480
(Loss) income before taxes	(96)	101	-	-	5

Total assets	$12,207	$30,439	$20,139	$-	$62,785
Additions to property, plant and equipment	$591	$1,258	$111	$-	$1,960

Twelve Weeks Ended July 6, 2012	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$11,186	$16,676	$-	$-	$27,862
Intersegment sales	-	254	-	254	-
Net sales	11,186	16,930	-	254	27,862
Cost of products sold	6,641	11,274	-	254	17,661
Gross margin	4,545	5,656	-	-	10,201
Selling, general and administrative expenses	3,820	5,527	(7)	-	9,340
Income before taxes	725	129	7	-	861

Total assets	$11,961	$22,765	$24,466	$-	$59,192
Additions to property, plant and equipment	$1,922	$64	$3	$-	$1,989

8 of 23

Thirty-six Weeks Ended July 12, 2013	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination		Totals
Sales to external customers	$34,276	$54,373	$-	$		$88,649
Intersegment sales	-	660	-		660	-
Net sales	34,276	55,033	-		660	88,649
Cost of products sold	21,665	36,349	-		660	57,354
Gross margin	12,611	18,684	-		-	31,295
Selling, general and administrative expenses	11,729	17,545	-		-	29,274
Income before taxes	882	1,139	-		-	2,021

Total assets	$12,207	$30,439	$20,139	$		$62,785
Additions to property, plant and equipment	$707	$2,470	$114	$		$3,291

Thirty-six Weeks Ended July 6, 2012	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$37,448	$47,442	$-	$-	$84,890
Intersegment sales	-	639	-	639	-
Net sales	37,448	48,081	-	639	84,890
Cost of products sold	23,071	33,953	-	639	56,385
Gross margin	14,377	14,128	-	-	28,505
Selling, general and administrative expenses	11,618	15,290	(26)	-	26,882
Income (loss) before taxes	2,759	(1,162)	26	-	1,623

Total assets	$11,961	$22,765	$24,466	$-	$59,192
Additions to property, plant and equipment	$1,964	$292	$22	$-	$2,278

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2013 fiscal year to be different from the federal statutory rate due to the state taxes and a change in valuation allowance as follows:

Effective tax rate	%
Federal Statutory rate	34.0
State taxes (net of Federal effect)	10.2
Change in valuation allowance	(27.7)
Other	(6.3)
Total effective tax rate	10.2

We recorded a provision for income taxes of $207 for the thirty-six week period ended July 12, 2013, related to federal and state taxes, based on the Company's expected annual effective tax rate.

Management evaluated the need for a full valuation allowance at the end of the thirty-six weeks ended July 12, 2013. Management evaluated both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance will remain against the net deferred tax assets.

As of November 2, 2012, the Company had federal and state net operating loss carryforwards of approximately $1,089 and $3,506 respectively.  These loss carryforwards will expire at various dates from 2018 through 2032.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2008 through 2012. We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2008 through 2012.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of June 30, 2013 was 4.81% as compared to 3.70% at October 31, 2012. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial.  The provision for doubtful accounts receivable is based on historical trends and current collection risk.  We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss. For the thirty-six weeks ended July 12, 2013, Wal-Mart® accounted for 20.6% of consolidated revenues and 33.4% of consolidated accounts receivable.   For the thirty-six weeks ended July 6, 2012, Wal-Mart® accounted for 14.5% of consolidated revenues and 27.8% of consolidated accounts receivable.   No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the thirty-six weeks ended July 12, 2013 or the thirty-six weeks ended July 6, 2012.

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

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences. Management concluded at the end of 2008 that it was more likely than not that deferred tax assets would not be realized and recorded a full valuation allowance on all deferred tax assets during the fourth quarter of fiscal 2008. Management re-evaluated the need for a full valuation allowance as of July 12, 2013. Management evaluated both positive and negative evidence. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard. Therefore, a full valuation allowance remains against the net deferred tax assets at July 12, 2013.

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

Results of Operations for the Twelve Weeks ended July 12, 2013 and July 6, 2012

Net Sales-Consolidated

Net sales increased by $1,432 (5.1%) to $29,294 in the third twelve week period of the 2013 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	6.0	1,812
Unit sales volume in pounds	0.4	113
Returns activity	-0.4	(151)
Promotional activity	-0.9	(342)
Increase in net sales	5.1	1,432

Overall, the increase in selling price per pound in fiscal 2013 primarily relates to net favorable product mix changes as discussed in the segment analysis below.  Unit sales volume in pounds increased in the Refrigerated and Snack Food segment offset by a decrease in the Frozen Food Products Segment.  Returns and promotional activity increased compared to the same period in fiscal 2012.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment, excluding inter-segment sales, decreased by $1,027 (9.2%) to $10,159 in the third twelve week period of the 2013 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	4.6	573
Unit sales volume in pounds	-12.6	(1,577)
Returns activity	0.1	11
Promotional activity	-1.3	(34)
Decrease in net sales	-9.2	(1,027)

The increase in selling price per pound in fiscal 2013 primarily relates to a price increase of approximately 3% implemented in the second quarter of the fiscal year 2013.  Unit sales volume decreased mainly due to lower customer demand in several product categories compared to the prior year.  Returns activity decreased slightly as compared to the same period in fiscal 2012.  Higher promotional activity compared to the same twelve week period in fiscal year 2012 partially offset the impact of favorable selling price increases.

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products segment, excluding inter-segment sales, increased by $2,459 (14.7%) to $19,135 in the third twelve week period of the 2013 fiscal year compared to the same twelve-week period last year.

The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food Products	%	$
Selling price per pound	7.0	1,239
Unit sales volume in pounds	9.5	1,691
Returns activity	-0.3	(162)
Promotional activity	-1.5	(309)
Increase in net sales	14.7	2,459

12 of 23

Selling prices per pound increased in fiscal 2013 primarily as a result of favorable product mix changes. Significant increases in unit volume shipped through direct store delivery and warehouse distribution channels were recorded in the twelve weeks ended July 12, 2013.  Returns and promotion activity increased compared to the same twelve week period in fiscal 2012.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $2,148 (12.2%) to $19,809 in the third twelve week period of the 2013 fiscal year compared to the same twelve-week period in fiscal year 2012.  Higher unit sales volume was the primary cause of the increase in cost of products sold as described in the segment analysis below.  The gross margin decreased from 36.6% to 32.4% due to factors noted in the segment analysis below.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $162 (2.4%) to $6,479 in the third twelve week period of the 2013 fiscal year compared to the same twelve-week period in fiscal year 2012. Lower unit sales volume was the primary contributing factor to this decrease, partially off-set by higher commodity costs.  The cost of purchased flour increased approximately $60 in the third twelve week period of fiscal 2013 compared to the same twelve-week period in the prior year.  Unfavorable product mix changes and higher flour costs caused the gross margin percentage to decrease from 40.6% to 36.2% in the third twelve week period of fiscal year 2013 compared to the same twelve week period in the prior fiscal year.

Cost of Products Sold-Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products segment increased by $2,305 (20.4%) to $13,579 in the third twelve week period of the 2013 fiscal year, consistent with the 14.7% increase in net sales, compared to the same twelve-week period in fiscal year 2012.  The cost of significant meat commodities decreased approximately $105 in the third twelve week period of fiscal 2013 compared to the same period in the prior year.  The gross margin earned in this segment decreased from 33.9% to 30.3% in the third twelve week period of fiscal year 2013 compared to the prior year primarily as a result of high volume, low margin specialty product sales.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $140 (1.5%) to $9,480 in the third twelve week period of fiscal year 2013 compared to the same twelve-week period in the prior fiscal year.  The increase in this category for the twelve-week period ended July 12, 2013 did not directly correspond to the sales increase.  The table below summarizes the significant expense/gain increases decreases included in this category:

	12 Weeks Ended
	July 12, 2013	July, 6 2012	Expense (Gain) Increase (Decrease)
Cash surrender value (gains) loss	$(289)	$32	$(321)
Other SG&A	9,769	9,308	461
Total	$9,480	$9,340	$140

The cash surrender value of life insurance policies increased primarily due to the change in underlying equities that support the cash value.  None of the changes individually or as a group of expenses in “Other SG&A” were significant enough in value to merit separate disclosure.  The major components comprising the increase of “Other SG&A” expenses were higher healthcare, pension and workers’ compensation costs.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $44 (1.2%) to $3,776 in the third twelve week period of fiscal year 2013 compared to the same twelve week period in the prior fiscal year.  The overall trend in SG&A remained relatively consistent with the decline in net sales within the segment. Significantly higher cash surrender value gains recognized on life insurance policies compared to the prior year period positively off-set the overall expense increase in other categories.

13 of 23

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A in the Refrigerated and Snack Food Products segment increased by $177 (3.2%) to $5,704 in the third twelve week period of fiscal year 2013 compared to the same twelve-week period in the prior fiscal year.  Significantly higher cash surrender value gains on life insurance policies recognized compared to the prior year period contributed to partially offset the overall expense increase in this category.  The increase in SG&A expenses was also related to the increase in sales, increased costs for healthcare, pension, workers’ compensation and wage and bonus.

Income Taxes-Consolidated

Income tax for the twelve weeks ended July 12, 2013 and July 6, 2012 was as follows:

	July 12, 2013	July 6, 2012
Income tax	$24	$-

Effective tax rate	480.0%	-

We recorded a provision for income taxes of $24 for the twelve week period ended July 12, 2013, related to federal and state taxes, based on the Company's expected annual effective tax rate.

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s projected available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; third, the Company considers its outlook of near term continued profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of July 12, 2013, the Company (1) has a projected federal tax NOL for fiscal 2013 of $290, (2) has positive thirty-six month cumulative book income and (3) there are current negative economic trends including lower operating profit and higher commodity costs for meat and flour.  Only the second criterion has been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of July 12, 2013.

Net Income -Consolidated

The net loss of $19 in the twelve weeks ended July 12, 2013 includes a non-taxable gain on life insurance policies in the amount of $289.  The net income of $861 in the twelve weeks ended July 6, 2012 includes a non-taxable loss on life insurance policies in the amount of $32.  Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

Results of Operations for the Thirty-Six Weeks ended July 12, 2013 and July 6, 2012

Net Sales-Consolidated

Net sales increased by $3,759 (4.4%) to $88,649 in the first thirty-six weeks of the 2013 fiscal year compared to the same thirty-six week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	6.2	5,774
Unit sales volume in pounds	-1.7	(1,581)
Returns activity	0.2	80
Promotional activity	-0.3	(514)
Increase in net sales	4.4	3,759

Overall, the increase in selling price per pound in fiscal 2013 primarily relates to net favorable product mix changes as discussed in the segment analysis below.  Returns and promotional activity remained relatively constant compared to the same period in fiscal 2012.

14 of 23

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment, excluding inter-segment sales, decreased by $3,172 (8.5%) to $34,276 in the first thirty-six weeks of the 2013 fiscal year compared to the same thirty-six week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	2.6	1,078
Unit sales volume in pounds	-9.5	(3,985)
Returns activity	0.4	162
Promotional activity	-2.0	(427)
Decrease in net sales	-8.5	(3,172)

The increase in selling price per pound over the prior year period was due to selling price increases implemented in the second quarter of fiscal 2013.  Unfavorable changes in product mix offset favorable selling price trends.  Unit sales volume decreased mainly due to lower customer demand in several product categories compared to the prior year.

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products segment, excluding inter-segment sales, increased by $6,931 (14.6%) to $54,373 in the first thirty-six weeks of the 2013 fiscal year compared to the same thirty-six week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food Products	%	$
Selling price per pound	9.1	4,696
Unit sales volume in pounds	4.7	2,404
Returns activity	0.5	(82)
Promotional activity	0.3	(87)
Increase in net sales	14.6	6,931

Selling prices per pound increased in fiscal 2013 as a result of favorable product mix changes.  Significant increases in unit sales volume shipped through direct store delivery and warehouse distribution channels were recorded in the thirty-six weeks ended July 12, 2013.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $969 (1.7%) to $57,354 in the first thirty-six weeks of the 2013 fiscal year compared to the same thirty-six week period in fiscal 2012.  The gross margin increased from 33.6% to 35.3% as a result of the factors described in the segment analysis below.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $1,406 (6.1%) to $21,665 in the first thirty-six weeks of the 2013 fiscal year compared to the same thirty-six week period in fiscal year 2012. The cost of products sold decreased primarily as a result of lower sales volume.  The cost of purchased flour increased approximately $302 in the first thirty-six weeks of fiscal 2013 compared to the prior year period, partially offsetting the decrease.  The gross margin percentage decreased from 38.4% to 36.8% in the first thirty-six weeks of fiscal year 2013 compared to the same thirty-six week period in the prior fiscal year due to higher commodity costs and unfavorable product mix changes.

Cost of Products Sold-Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products segment increased by $2,396 (7.1%) to $36,349 in the first thirty-six weeks of the 2013 fiscal year compared to the same thirty-six week period in fiscal year 2012 consistent with the increase in sales.  The cost of significant meat commodities decreased approximately $1,670 in the first thirty-six weeks of fiscal 2013 compared to the same period in the prior year.   The gross margin earned in this segment increased from 29.8% to 34.4% in the first thirty-six weeks of fiscal year 2013 due primarily to lower meat commodity cost and to a lesser extent favorable sales mix changes.

15 of 23

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $2,392 (8.9%) to $29,274 in the first thirty-six weeks of fiscal year 2013 compared to the same thirty-six week period in the prior fiscal year.  The increase in this category for the thirty-six week period ended July 12, 2013 did not directly correspond to the sales increase.  The table below summarizes the significant expense increases and decreases included in this category:

	36 weeks Ended		Expense/Gain
	July 12, 2013	July 6, 2012	Increase (Decrease)
Wages and bonus	$10,822	$10,007	$815
Product advertising	4,857	4,515	342
Workers’ compensation	607	311	296
Depreciation	775	493	282
Outside storage	247	76	171
Computer maintenance	443	274	169
Other SG&A	11,523	11,206	317
Total	$29,274	$26,882	$2,392

Higher sales and profitability levels increased sales commission labor and profit sharing bonus accruals.  Head count also increased to support expanded direct store delivery distribution in areas previously served through customer warehouse distribution centers.  The combination of these factors increased wages and bonus.  Product advertising increased primarily as a result of increased spending on print and internet media efforts.  Payments to commissioned brokers increased due to higher sales levels.  The Company’s workers’ compensation expense increased as a result of unfavorable claim trends compared to the same thirty-six week period in fiscal 2012.  The increase in depreciation expense was due to higher capital expenditures in the current year.   Outside storage increased primarily as a result of increased sales to warehouse customers and to accommodate higher inventory quantities. Computer maintenance increased due to the implementation of a promotional tracking and settlement system during June of the prior fiscal year. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough in value to merit separate disclosure.  The major components comprising the increase of “Other SG&A” were higher healthcare, pension costs, an increase in the allowance for doubtful accounts and an increase in customer fines.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $111 (1.0%) to $11,729 in the first thirty-six weeks of fiscal year 2013 compared to the same thirty-six week period in the prior fiscal year.  SG&A increased primarily due to increased indirect selling expenses for a promotional tracking and settlement system and increased workers’ compensation costs.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A in the Refrigerated and Snack Food Products segment increased by $2,255 (14.7%) to $17,545 in the first thirty-six weeks of fiscal year 2013 compared to the same thirty-six week period in the prior fiscal year. The increase in SG&A resulted from higher sales and profitability levels which increased sales commission labor and profit sharing bonus accruals.  Head count also increased to support expanded direct store delivery distribution in areas previously served through customer warehouse distribution centers.  The combination of these factors increased wages and bonus.

Income Taxes-Consolidated

Income tax for the thirty-six weeks ended July 12, 2013 and July 6, 2012 was as follows:

	July 12, 2013	July 6, 2012
Income tax	$207	$-

We recorded a provision for income taxes in the amount of $207 for the thirty-six week period ended July 12, 2013, related to federal and state taxes, based on the Company's expected annual effective tax rate.

16 of 23

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s projected available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; third, the Company considers its outlook of near term continued profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of July 12, 2013, the Company (1) has a projected federal tax NOL for fiscal 2013 of $290, (2) has positive thirty-six month cumulative book income and (3) there are current negative economic trends including lower operating profit and higher commodity costs for meat and flower.  Only the second criterion has been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of July 12, 2013.

Net Income -Consolidated

The net income of $1,814 in the thirty-six weeks ended July 12, 2013 includes a non-taxable gain on life insurance policies in the amount of $617.  The net income of $1,623 in the thirty-six weeks ended July 6, 2012 includes a non-taxable gain on life insurance policies in the amount of $598. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities and future results may vary considerably.

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

Cash flows from operating activities for the thirty-six weeks ended:

	July 12, 2013	July 6, 2012

Net income	$1,814	$1,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,383	1,105
Recoveries on accounts receivable	(22)	(107)
Gain on sale of property, plant and equipment	(22)	(8)
Changes in operating working capital	(2,496)	(478)
Net cash provided by operating activities	$657	$2,135

For the thirty-six weeks ended July 12, 2013, net cash provided by our operating activities was $657, a decrease of $1,478 compared to the same period in fiscal 2012.  The net cash provided by operating activities from more profitable operations is due to increased sales and lower commodity costs and is partially offset by an increase in finished good and ingredient inventory.  We typically build inventories in the first quarter for anticipated holiday season sales that occur in the fourth and first quarters.  However, we increased inventories during the first and second quarters of fiscal 2013 to fulfill significant product shipments made in the third quarter and to take advantage of lower meat commodity costs.  During the thirty-six week period ended July 12, 2013 we funded $739 towards our defined benefit pension plan.  Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislation changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) is relatively quick, and was equal to 59 days for the thirty-six week period ended July 12, 2013, and 44 days for the thirty-six week period ended July 6, 2012.  Compared with the prior year, the unfavorable impact on the 2013 cash conversion cycle resulted from higher days of inventory, primarily due to a build up in finished goods inventories during the first and second quarters of fiscal 2013.

For the thirty-six weeks ended July 6, 2012, operating cash flows were increased by profitable operations and a reduction of inventory of $1,480 and were reduced by a decrease in accrued payroll, advertising and other expenses and the current portion of non-current liabilities of $1,421 and an increase in other non-current assets of $457.  During the thirty-six week period, we funded $1,663 towards our defined benefit pension plan.

17 of 23

Cash used in investing activities for the thirty-six weeks ended:

	July 12, 2013	July 6, 2012
Proceeds from sale of property, plant and equipment	$27	$8
Additions to property, plant and equipment	(3,291)	(430)
Net cash used in investing activities	$(3,264)	$(422)

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

The table below highlights the additions to property, plant and equipment for the thirty-six weeks ended:

	July 12, 2013	July 6, 2012
Changes in projects in process	$1,393	$(138)
Processing equipment	527	74
Direct store delivery vehicles	882	30
Building improvements	134	5
Computer software	87	-
Packaging lines	147	386
Temperature control and product storage	38	42
Salesman’s vehicles	83	31

Additions to property, plant and equipment	$3,291	$430

Cash used in financing activities for the thirty-six weeks ended:

	July 12, 2013	July 6, 2012
Shares repurchased	$(59)	$(189)
Payment of capital lease obligations	(138)	(18)
Cash dividends paid	(458)	-
Net cash used in financing activities	$(655)	$(207)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of July 12, 2013, 193,881 shares were still authorized for repurchase under the program.

A one-time cash dividend was paid in the amount of five cents per share during the first twelve weeks of the 2013 fiscal year.

We invested in transportation equipment during the third quarter of fiscal 2012 financed by a capital lease obligation in the amount of $1,848.  The term of the lease is six years.  The total capital lease obligation remaining as of July 12, 2013 is $1,628. The capital lease arrangement replaces the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2015. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth no less than 2.5 to 1.0, a Quick Ratio not less than 1.0 to 1.0 and a minimum quarterly net income after tax of one dollar. The Company was in violation of the capital expenditure and net income covenants which were subsequently waived (per letter dated August 21, 2013). There were no borrowings under this line of credit during fiscal 2012 or fiscal 2013.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 12, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended July 12, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 20, 2013 – May 17, 2013	437	$7.83	437	198,288
May 18, 2013 – June 14, 2013	2,660	$7.45	2,660	195,628
June 15, 2013 – July 12, 2013	1,747	$7.37	1,747	193,881
Total	4,844	$7.46	4,844

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended July 12, 2013.

(2)

Repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of our management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 15, 2012 and continuing through and including October 14, 2013, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of July 12, 2013, the total maximum number of shares that may be purchased under the Purchase Plan is 193,881 at a purchase price not to exceed $10.00 per share at a total maximum aggregate price (exclusive of commission) of $1,938,810.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: August 23, 2013	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

23 of 23