Form 10-K
period 2013-11-01
BRIDGFORD FOODS CORP
filed 2014-01-17
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on April 19, 2013 was $14,807,000.

As of January 13, 2014, there were 9,130,353 shares of common stock outstanding.

Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held March 19, 2014 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PART I

Item 1.          Business

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and Bridgford Foods Corporation intends that such forward-looking statements be subject to the safe harbors created thereby. Readers are cautioned that such statements, which may be identified by words including ““anticipates,’’ ““believes,’’ ““intends,’’ ““estimates,’’ ““expects,’’ and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding the following: general economic and business conditions; the impact of competitive product and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Report.

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

The following table shows sales, as a percentage of consolidated sales, for each of these segments for each of the last two fiscal years:

	2013	2012
Frozen Food Products	40%	44%
Refrigerated and Snack Food Products	60%	56%
	100%	100%

We manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky, and a variety of sandwiches and sliced luncheon meats. The products we purchase for resale include a variety of cheeses, salads, party dips, Mexican foods, pastries, and other delicatessen type food products.

	2013	2012
Products manufactured, processed or packaged by Bridgford	93%	91%
Products manufactured or processed by third parties for distribution	7%	9%
	100%	100%

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

Refrigerated and Snack Food Products

Our refrigerated and snack food products division sells approximately 260 different items through customer owned distribution centers and a direct store delivery network serving approximately 19,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.

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

          Product Planning and Research and Development

We continually monitor the consumer acceptance of each product within our extensive product line. Individual products are regularly added to and deleted from our product line. Historically, the addition or deletion of any individual product has not had a material effect on our operations in the current fiscal year. We believe that a key factor in the success of our products is our system of carefully targeted research and testing of our products to ensure high quality and that each product matches an identified market opportunity. The emphasis in new product introductions in the past several years has been in single service items. We are constantly searching to develop new products to complement our existing product lines and improve processing techniques and formulas. We utilize an in-house test kitchen and consultants to research and experiment with unique food preparation methods, improve quality control and analyze new ingredient mixtures.

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

The U.S. Occupational Safety and Health Administration ("OSHA") oversees safety compliance and establishes certain employer responsibilities to help "assure safe and healthful working conditions" and keep the workplace free of recognized hazards or practices likely to cause death or serious injury.   Failure to comply with regulations of OSHA could adversely affect our results of operations.  The Company was subjected to significant enforcement actions by OSHA during fiscal year 2011, despite what we consider an excellent compliance and safety record. We have taken advantage of the focus on this area to improve our existing programs and organizational structure with regard to safety, which will benefit the Company’s ongoing safety programs. OSHA penalties were resolved favorably during fiscal 2012 resulting in lower cost to the Company than previously estimated resulting in a net gain of $41,000.   We reversed the remaining accrual in fiscal 2013 resulting in a net gain of $25,000. No unpaid OSHA penalties remain as of November 1, 2013.

To date, federal, state, and local environmental laws and regulations, including those relating to the discharge of materials into the environment, have not had a material effect on our business.

Importance of Key Customers

Sales to Wal-Mart® comprised 19.6% of revenues in fiscal 2013 and 17.0% of total accounts receivable was due from Wal-Mart® at November 1, 2013. Sales to Dollar General® comprised 9.9% revenues for fiscal year 2013 and 20.7% of total accounts receivable was due from Dollar General at November 1, 2013. Sales to Wal-Mart® comprised 16.3% of revenues in fiscal 2012 and 19.7% of total accounts receivable was due from Wal-Mart® at November 2, 2012.

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

Employees

We had 539 employees at November 1, 2013, approximately 47% of whose employment relationship is governed by collective bargaining agreements. These agreements currently expire between March 2014 and March 2017.  We believe that our relationship with all of our employees is favorable and contracts will be settled favorably.

Executive Officers of the Registrant

The names, ages, and positions of all our executive officers as of January 13, 2014 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. William L. Bridgford is the son of Hugh Wm. Bridgford and the nephew of Allan L. Bridgford. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders. Three executive officers are full-time employees of our company, Allan L. Bridgford and Hugh Wm Bridgford work 60% of full time.

Name	Age	Position(s) with our company
Allan L. Bridgford	78	Vice President and member of the Executive Committee
Hugh Wm. Bridgford	82	Vice President and Chairman of the Executive Committee
William L. Bridgford	59	Chairman and member of the Executive Committee
John V. Simmons	58	President and member of the Executive Committee
Raymond F. Lancy	60	Chief Financial Officer, Executive Vice President, Treasurer and member of the Executive Committee

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

We are subject to general risks in the food industry, including, among other things, risk relating to changes in consumer preferences and product continuation as well as general economic conditions, any of which risks, if realized, could negatively impact our operating results and financial position.

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

We could suffer significant reductions in revenues and operating income if we lost one or more of our largest customers, including Wal-Mart®, which accounted for 19.6% of sales in fiscal year 2013.  Many of our customers, such as supermarkets, warehouse clubs, and food distributors have consolidated in recent years.  Such consolidation has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories while demanding lower pricing and increased promotional programs. These customers also may use their shelf space for their own private label products.  Failure to respond to these trends could reduce our volume and cause us to lower prices or increase promotional spending for our product lines which could adversely affect our profitability.

With more than 80% concentration of beneficial ownership of our stock held by the Bridgford family, there are risks that they can exert significant influence or control over our corporate matters.

Members of the Bridgford family beneficially own, in the aggregate, more than 80% of our outstanding stock. In addition, three members of the Bridgford family serve on the Board of Directors.  As a result, members of the Bridgford family have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our shareholders, including amendments to by-laws, election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions.  This concentration of ownership may also delay or prevent a change in control otherwise favored by our other shareholders and could depress our stock price. Additionally, as a result of the Bridgford family’s significant ownership of the outstanding voting stock, we have relied on the “controlled company” exemption from certain corporate governance requirements of the NASDAQ stock market. Therefore, among other things, we have elected not to implement the rule that provides for a nominating committee to identify and recommend nominees to the Board of Directors and have instead elected to have the full Board of Directors perform such function.  Additionally, pursuant to this exemption, our compensation committee, which is made up of independent directors, does not have sole authority to determine the compensation of our executive officers, including our Chairman of the Board.

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

Item 3.          Legal Proceedings

No material legal proceedings were pending against us at November 1, 2013 or as of the date of filing of this Annual Report on Form 10-K. We are likely to be subject to claims arising from time to time in the ordinary course of our business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on us. Any adverse litigation trends and outcomes could significantly and negatively affect our financial results.

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

Fiscal Year 2013	High	Low	Cash Dividends Paid
First Quarter	$7.10	$6.46	$0.05
Second Quarter	$8.65	$6.50	$0.00
Third Quarter	$8.25	$7.04	$0.00
Fourth Quarter	$12.39	$7.31	$0.00

Fiscal Year 2012	High	Low	Cash Dividends Paid
First Quarter	$10.04	$8.23	$0.00
Second Quarter	$11.16	$8.00	$0.00
Third Quarter	$9.71	$7.61	$0.00
Fourth Quarter	$8.41	$6.08	$0.00

On November 12, 2012, Bridgford Foods Corporation issued a press release announcing that its Board of Directors had approved a one-time cash dividend of $0.05 per share of common stock which was distributed on December 24, 2012 to shareholders of record on November 27, 2012.

On January 13, 2014, the closing sale price for our common stock on the Nasdaq Global Market was $10.12 per share. As of January 13, 2014, there were 868 shareholders of record in our common stock.

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

Repurchases of Equity Securities by the Issuer

During fiscal year 2013, we repurchased an aggregate of 24,386 shares of our common stock for $208,000 pursuant to our repurchase plan previously authorized by the Board of Directors.  The following table provides information regarding our repurchases of common stock in each of the four periods comprising the fourth quarter of fiscal year 2013.

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 13, 2013 - August 9, 2013	1,786	$7.52	1,786	192,095
August 10, 2013 - September 6, 2013	3,364	8.92	3,364	188,731
September 7, 2013 – October 4, 2013	9,795	9.24	9,795	178,936
October 5, 2013 - November 1, 2013	1,548	9.95	1,548	177,388
Total	16,493	$9.05	16,493

(1)	The periods shown are our fiscal periods during the sixteen-week quarter ended November 1, 2013.

(2)

All repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 15, 2013 and continuing through and including October 14, 2014, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of November 1, 2013, the total maximum number of shares that may be purchased under the Purchase Plan is 177,388 at a purchase price not to exceed $10.00 per share for a total maximum aggregate price (exclusive of commission) of $1,773,880.

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

Results of Operations (in thousands except percentages)

Fiscal Year Ended November 1, 2013 (52 weeks) Compared to Fiscal Year Ended November 2, 2012 (53weeks)

Net Sales-Consolidated

Net sales in fiscal 2013 increased $1,648 (1.3%) when compared to the prior year.  The changes in net sales were comprised as follows:

Impact on Net Sales - Consolidated
Selling price per pound	4.4%	$6,183
Unit volume in pounds	-2.6%	(3,555)
Returns activity	0.1%	75
Promotional activity	-0.6%	(1,055)
Increase in net sales	1.3%	$1,648

Overall, the increase in selling price per pound in fiscal 2013 primarily relates to net favorable product mix changes as discussed in the segment analysis below.  Unit sales volume in pounds increased in the Refrigerated and Snack Food Products segment offset by a decrease in the Frozen Food Products segment. Returns activity remained flat compared to fiscal year 2012.  Promotional spending increased compared to the prior year on consolidated basis.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment in fiscal 2013 decreased $3,986 (7.2%) compared to the prior year.  The changes in net sales were comprised as follows:

Impact on Net Sales - Frozen Food Products Segment
Selling price per pound	3.0%	$1,839
Unit volume in pounds	-8.5%	(5,244)
Returns activity	0.3%	170
Promotional activity	-2.0%	(751)
Decrease in net sales	-7.2%	$(3,986)

The increase in selling price per pound in fiscal 2013 primarily relates to a price increase of approximately 3.0% implemented in the second quarter of fiscal year 2013. The decrease in unit volume in pounds in the fifty-two weeks of fiscal 2013 primarily relates to unfavorable product mix changes and lower demand for certain retail products. Returns decreased slightly compared to the same period in fiscal 2012.  Higher promotional activity compared to fiscal year 2012 also contributed to the decrease in net sales.

Net Sales-Refrigerated and Snack Food Products Segment

Net sales, excluding intersegment sales, in the Refrigerated and Snack Food Products segment in fiscal 2013 increased $5,634 (7.8%) compared to the prior year. The changes in net sales were comprised as follows:

Impact on Net Sales - Refrigerated and Snack Food Products Segment
Selling price per pound	5.6%	$4,344
Unit volume in pounds	2.2%	1,689
Returns activity	0.2%	(95)
Promotional activity	-0.2%	(304)
Increase in net sales	7.8%	$5,634

Selling prices per pound increased primarily as a result of high unit volume in the Company’s beef based jerky products. Increased volume was also achieved for pork based items which sell at lower per pound amounts. Returns and promotional activity changes were insignificant and offset each other as a percentage of sales.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold in fiscal 2013 increased $507 (0.6%) compared to the prior year.  Changes in unit sales volumes and commodity costs are described in the segment analysis below and were the primary contributing factors to the increase in cost of products sold. The gross margin increased to 35.2% in fiscal year 2013 compared to 34.8% in fiscal year 2012.

Cost of Products Sold and Gross Margin–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment in fiscal 2013 decreased $1,665 (4.9%) compared to the prior year primarily as result of lower sales volume. The cost of purchased flour increased approximately $232 in fiscal 2013 compared to the prior year, partially offsetting the decrease. The gross margin in the Frozen Food Products segment decreased from 38.5% in fiscal 2012 to 37.0% in fiscal 2013 due to higher commodity costs and unfavorable product mix changes.

Cost of Products Sold and Gross Margin–Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products segment increased by $2,204 (4.4%) during the 2013 fiscal year compared to the prior year consistent with the increase in sales. The cost of significant commodities decreased approximately $1,548 during fiscal 2013 compared to the prior year. The gross margin earned in this segment increased from 31.9% to 34.1% due primarily to lower meat commodity costs and to a lesser extent favorable product mix changes.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses ("SG&A") in fiscal 2013 increased $2,072 (5.1%) when compared to the prior year.  The increase in this category did not directly correspond to the change in sales.

The table below summarizes the primary expense variances in this category:

	52 weeks Ended	53 Weeks Ended	Expense/Loss
	November 1, 2013	November 2, 2012	Increase (Decrease)
Depreciation	$1,475	$1,055	$420
Pension cost	1,373	969	404
Workers’ compensation	1,040	649	391
Wages and bonus	15,661	15,306	355
Outside storage	464	116	348
Outside consultants	1,380	1,670	(290)
Other income and expense	(153)	(439)	286
Healthcare cost	2,121	1,885	236
Computer maintenance	608	391	217
Product advertising	6,723	6,919	(196)
Other SG&A	11,660	11,759	(99)

Total	$42,352	$40,280	$2,072

The increase in depreciation is primarily related to replacement of delivery fleet vehicles. The net periodic benefit cost of the defined benefit pension plan increased due to an unfavorable change in the pension discount rate at the end of the prior fiscal year. The Company’s workers’ compensation expense increased in fiscal 2013 as a result of unfavorable claim trends compared to the prior year. Higher sales increased sales commission labor. Sales group head count also increased to support expanded direct store delivery distribution in areas previously served through customer warehouse distribution centers. The combination of these factors increased wages and bonus. Outside storage increased primarily as a result of higher inventory quantities needed to service large volume warehouse customers. The decrease in outside consultants related to lower legal fees incurred in 2013. Significant fees were incurred as a result of the negotiated settlement of OSHA citations in the prior fiscal year 2012. The Company recorded, in other income, one-time recoveries related to substandard packaging film from a supplier in the comparative period.  The Company’s healthcare cost was higher due to unfavorable claim trends compared to fiscal 2012.  Computer maintenance increased primarily due to the implementation of a promotional tracking and settlement system during June of the prior fiscal year. Product advertising decreased primarily as a result of lower frozen food sales compared to the prior period and changes in the nature of promotional programs utilized by the Company. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough in value to merit separate disclosure. The major components comprising the decrease of “Other SG&A” were lower fuel and repairs-and-maintenance spending.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $703 (4.1%) in fiscal year 2013 compared to the prior fiscal year.  Decreases in this category were caused by lower profit sharing expenses and promotional spending partially offset by increased indirect expenses for a promotional tracking and settlement system and increased workers’ compensation costs.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A expenses in the Refrigerated and Snack Food Products segment increased by $2,875 (12.6%) in fiscal year 2013 compared to the prior fiscal year.  The increase in SG&A expenses resulted from higher sales and profitability levels which increased sales commission labor and profit sharing bonus accruals. Head count also increased to support expanded direct store delivery distribution in areas previously served through customer warehouse distribution centers. The combination of these factors increased wages and bonus. Higher workers’ compensation, outside storage and pension costs also contributed to the increase in SG&A.

Income Taxes

The effective income tax rate was 5.5% and 9.1% in fiscal years 2013 and 2012, respectively.  In fiscal year 2013, the effective income tax rate differed from the applicable mixed statutory rate of approximately 39.6% primarily due to recording a full valuation allowance of $1,214 (refer to Note 4 of Notes to the Consolidated Financial Statements) on our deferred tax assets.  The 2013 provision for taxes on income of $169 consists of minimum federal and state income taxes.

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; third, the Company considers its outlook of near term continued profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of November 1, 2013, the Company (1) has a federal tax NOL of $1,394, (2) has positive thirty-six month cumulative book income and (3) commodity costs are trending higher in the fourth quarter of fiscal 2013 which creates uncertainty about the Company's ability to generate future earnings.  Only the second criterion has been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of November 1, 2013.

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

Liquidity and Capital Resources (in thousands except share amounts)

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver to customers.  We have remained free of bank debt for the past twenty-seven years and we fund our operations from cash balances and cash flow generated from operations.  We normally expect positive operating cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales.  We typically build inventories in the third quarter for anticipated holiday season sales that occur in the fourth and first quarters.  Anticipated commodity price trends may also affect cash balances.  Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing.

Cash flows from operating activities:

	2013 (52 Weeks)	2012 (53 Weeks)

Net income	$2,916	$3,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,236	1,716
Provision (recovery) for losses on accounts receivable	23	(81)

Gain on sale of property, plant and equipment	(66)	(22)
Deferred income taxes, net	(1,214)	(1,115)
Tax valuation allowance	1,214	1,115
Changes in operating working capital	(1,349)	(3,422)
Net cash provided by operating activities	$3,760	$1,842

For the fifty-two weeks ended November 1, 2013, net cash provided by our operating activities was $3,760, an increase of $1,918 compared to the fifty-three weeks ended November 2, 2012.  The increase is primarily related to a reduction in non-current liabilities comprised of the defined benefit pension obligation which declined due to an increase in the pension discount rate.   During fiscal year 2013 we funded $1,922 towards our defined benefit pension plan.  Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) is relatively quick, and was equal to 61 days for the fifty-two weeks ended November 1, 2013 and 56 days for the fifty-three weeks ended November 2, 2012.  Compared with the prior year, the unfavorable impact on the 2013 cash conversion cycle resulted from higher days of inventory, primarily due to a buildup of Refrigerated and Snack Food Product inventory in anticipation of significant holiday orders.

For the fifty-three weeks ended November 2, 2012, net cash provided by our operating activities was $1,842.  The increase is primarily related to more profitable operations due to increased sales and lower commodity costs.  Inventory was higher than normal due to the development of a unique product line and finished goods inventory buildup related to the holiday selling season.  During fiscal year 2012 we funded $2,442 towards our defined benefit pension plan.

Cash used in investing activities:

	2013 (52 Weeks)	2012 (53 Weeks)
Proceeds from sale of property, plant and equipment	$72	$22
Additions to property, plant and equipment	(4,378)	(1,040)
Net cash used in investing activities	$(4,306)	$(1,018)

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

The table below highlights the additions to property, plant and equipment for the fifty-two and fifty-three weeks ended respectively:

	November 1, 2013 (52 Weeks)	November 2, 2012 (53 Weeks)
Temperature control	$38	$97
Processing equipment	1,516	252
Packaging lines	763	413
Office and building improvements	142	73
Vehicles for sales and/or delivery	1,712	248
Computer software and hardware	264	0
Decrease in projects in process	(57)	(43)
Additions to property, plant and equipment	$4,378	$1,040

The capital expenditures below represent the amount of property, plant and equipment acquired under a capital lease arrangement.  These acquisitions are not reflected in the condensed consolidated statement of cash flows since they were acquired through capital lease obligations.

	November 1, 2013	November 2, 2012
Transportation equipment financed by capital lease obligations	$-	$1,848

Cash used in financing activities:

	2013 (52 Weeks)	2012 (53 Weeks)
Shares repurchased	$(209)	$(321)
Payments of capital lease obligations	(206)	(83)
Dividends paid	(458)
Net cash used in financing activities	$(873)	$(404)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of the end of fiscal year 2013, 177,388 shares were still authorized for repurchase under the program.  A one-time cash dividend of five cents per share of common stock was approved on November 12, 2012 to shareholders of record on November 27, 2012, payable on December 24, 2012.

We invested in transportation equipment during fiscal 2012 financed by a capital lease obligation in the amount of $1,848.  The term of the lease is six years.  The total capital lease obligation remaining as of November 1, 2013 is $1,559.  The capital lease arrangement replaces the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2015. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth and a Quick Ratio not less than 1.0 to 1.0, a minimum net income after tax and total capital expenditures less than $3,000. The Company was in violation of the capital expenditure covenant which was waived (letter dated December 17, 2013). There were no borrowings under this line of credit during the year. The Company is currently in compliance with all provisions of the agreement.

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

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for fiscal 2014.

Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

We have remained free of interest bearing debt (excluding capital leases) for twenty-seven consecutive years and had no other debt or other contractual obligations at November 1, 2013.

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and related COSO guidance. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting for our fiscal year ended November 1, 2013.  Based on management’s assessment and the above-referenced criteria, management believes that the internal control over financial reporting for our fiscal year ended November 1, 2013 was effective.

Item 9B.           Other Information

Not applicable.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Information set forth in the sections entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for the 2014 Annual Meeting of Shareholders to be held on March 19, 2014 is incorporated herein by reference. Information concerning our executive officers is set forth in Part I, Item 1, hereof under the heading “Executive Officers of the Registrant”.

Item 11.          Executive Compensation

Information set forth in the section entitled “Compensation of Executive Officers” contained in our definitive proxy statement for the 2014 Annual Meeting of Shareholders to be held on March 19, 2014 is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information set forth in the section entitled “Principal Shareholders and Management” contained in our definitive proxy statement for the 2014 Annual Meeting of Shareholders to be held on March 19, 2014 is incorporated herein by reference.

Equity Compensation Plan Information

Not applicable, as we do not have any compensation plans under which our equity securities are authorized for issuance.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

Information set forth in the sections entitled “Proposal 1 – Election of Directors” and “Certain Relationships and Related Party Transactions” contained in our definitive proxy statement for the 2014 Annual Meeting of Shareholders to be held on March 19, 2014 is incorporated herein by reference.

We are considered a “controlled company” within the meaning of Rule 5615(c)(1) of the NASDAQ Listing Rules based on the more than 80% beneficial ownership of  our outstanding common stock by Bridgford Industries Incorporated and are therefore exempted from various NASDAQ Listing Rules pertaining to certain “independence” requirements of our directors. Nevertheless, the Board of Directors has determined that Messrs. Andrews, Scott and Zippwald, who together comprise the Audit Committee, are all “independent directors” within the meaning of Rule 5605 of the NASDAQ Listing Rules.

Our general legal counsel is the son of the former senior chairman of the board of directors.  As legal counsel to the board, he currently is paid a fee of one thousand seven hundred dollars for each meeting attended. Total fees paid under this arrangement for fiscal year 2013 were approximately twenty thousand dollars. Legal services are performed on our behalf and billed by a firm in which he is a partner.  Total fees billed under this arrangement for fiscal year 2013 were approximately six thousand dollars.

Director Allan Bridgford Jr., son of the former senior chairman of the board of directors, is providing consulting services to the Chicago plant and management.  The contract on behalf of the Company with Allan Bridgford Jr. is for consulting services at eight hundred dollars per day.  Total fees billed under this arrangement for fiscal year 2013 were $139,800.  As a member of the board of directors, he currently is paid a fee of one thousand seven hundred dollars for each meeting attended. Total fees paid under this arrangement for fiscal year 2013 were $16,900.

Item 14.          Principal Accountant Fees and Services

Information set forth in the sections entitled “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit Services And Permissible Non-Audit Services of Independent Accountants”   contained in our definitive proxy statement for the 2014 Annual Meeting of Shareholders to be held on March 19, 2014 is incorporated herein by reference.

PART IV

Item 15.          Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements . The following documents are filed as a part of this report:

(2)  Financial Statement Schedules

Not applicable for smaller reporting company.

(3)  Exhibits

(a)  The exhibits below are filed or incorporated herein by reference .

Exhibit Number	Description
3.5	Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10-K on January 28, 1993 and incorporated herein by reference).
3.6	Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10-K on January 28, 1993 and incorporated herein by reference).
3.7	By-laws, as amended (filed as Exhibit 2 to Form 10-K on January 28, 1993 and incorporated herein by reference).
3.8	Certificate of Amendment to By-laws (filed as Exhibit 99.1 to Form 8-K on October 10, 2007 and incorporated herein by reference).
10.1	Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit 10.1 to Form 10-K on January 28, 1993 and incorporated herein by reference).*
10.2	Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to Form 10-K on January 28, 1993 and incorporated herein by reference).*
10.3	Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as Exhibit 10.3 to Form 10-K on January 28, 1993 and incorporated herein by reference).*
10.4	Bridgford Foods Corporation 1999 Stock Incentive Plan and Form of Stock Option Agreement (filed as Exhibit 4.1 to Form S-8 on May 28, 1999 and incorporated herein by reference).*
21.1	Subsidiaries of the Registrant.
24.1	Power of Attorney (included as part of the signature page)
31.1	Certification of Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

           * Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

** The XBRL information is being furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections or otherwise incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION

By:	/s/ WILLIAM L. BRIDGFORD
William L. Bridgford
Chairman of the Board

Date: January 17, 2014

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

Signature	Title	Date

/s/ WILLIAM L. BRIDGFORD	Chairman of the Board	January 17, 2014
William L. Bridgford	(Principal Executive Officer)

/s/ BRUCE H. BRIDGFORD	Director	January 17, 2014
Bruce H. Bridgford

/s/ JOHN V. SIMMONS	President & Director	January 17, 2014
John V. Simmons

/s/ RAYMOND F. LANCY	Chief Financial Officer, Vice President, Treasurer & Director	January 17, 2014
Raymond F. Lancy	(Principal Financial and Accounting Officer)

/s/ TODD C. ANDREWS	Director	January 17, 2014
Todd C. Andrews

/s/ ALLAN BRIDGFORD JR.	Director	January 17, 2014
Allan Bridgford Jr.

/s/ D. GREGORY SCOTT	Director	January 17, 2014
D. Gregory Scott

/s/ PAUL R. ZIPPWALD	Director	January 17, 2014
Paul R. Zippwald

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Bridgford Foods Corporation

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation (the "Company") as of November 1, 2013 and November 2, 2012 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the fiscal years in the two year period ended November 1, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridgford Foods Corporation as of November 1, 2013 and November 2, 2012 and the results of its consolidated operations and its cash flows for each of the fiscal years in the two year period ended November 1, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

January 17, 2014

BRIDGFORD FOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

November 1, 2013 and November 2, 2012

(in thousands, except per share amounts)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,325	$9,744
Accounts receivable, less allowance for doubtful accounts of $119 and $89, respectively and promotional allowances of $3,156 and $3,559, respectively	12,146	11,758
Inventories, less reserves of $558 and $490, respectively	18,919	17,355
Prepaid expenses	333	509
Refundable income taxes	683	787
Deferred income taxes, less valuation allowance of $2,276 and $2,440, respectively	-	-
Total current assets	40,406	40,153

Property, plant and equipment, net of accumulated depreciation and amortization of $57,352 and $56,683, respectively	11,212	9,076
Other non-current assets	13,146	12,321
Deferred income taxes, less valuation allowance of $5,671 and $11,098, respectively	-	-
Total assets	$64,764	$61,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,815	$4,414
Accrued payroll, advertising and other expenses	7,631	6,462
Current portion of non-current liabilities	3,200	3,998
Total current liabilities	15,646	14,874

Non-current liabilities	15,663	26,532
Total liabilities	31,309	41,406

Contingencies and commitments (Notes 3, 5 and 6)

Shareholders’ equity:
Preferred stock, without par value Authorized - 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value Authorized - 20,000 shares; issued and outstanding – 9,134 and 9,159	9,191	9,216
Capital in excess of par value	8,748	8,932
Retained earnings	29,205	26,747
Accumulated other comprehensive loss	(13,689)	(24,751)
Total shareholders’ equity	33,455	20,144
Total liabilities and shareholders’ equity	$64,764	$61,550

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended November 1, 2013 and November 2, 2012

(in thousands, except share and per share amounts)

	2013 (52 Weeks)	2012 (53 Weeks)

Net sales	$129,003	$127,355

Cost of products sold	83,566	83,059

Gross margin	45,437	44,296

Selling, general and administrative expenses	42,352	40,280

Income before taxes	3,085	4,016

Provision for income taxes	169	365

Net income	$2,916	$3,651

Basic earnings per share	$0.32	$0.40

Shares used to compute basic earnings per common share	9,151,939	9,182,738

See accompanying notes to consolidated financial statements

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the fiscal years ended November 1, 2013 and November 2, 2012

(in thousands)

	2013 (52 Weeks)	2012 (53 Weeks)
Net income	$2,916	$3,651
Defined benefit pension plans:
Actuarial gain (loss) unrecognized	10,458	(7,371)
Prior service cost	1	1
Other comprehensive income (loss) from defined benefit plans	10,459	(7,370)
Other postretirement benefit plans:
Actuarial gain (loss)	395	(753)
Prior service cost	208	99
Other comprehensive income (loss) from other postretirement benefit plans	603	(654)

Other comprehensive income (loss), before taxes	11,062	(8,024)

Tax (provision) benefit on other comprehensive loss	(4,204)	3,049
Valuation allowance on tax benefit from items of other comprehensive income	4,204	(3,049)

Change in other comprehensive income (loss), net of tax	11,062	(8,024)

Comprehensive income (loss)	$13,978	$(4,373)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the fiscal years ended November 1, 2013 (52 weeks) and November 2, 2012 (53 weeks)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 28, 2011	9,198	$9,255	$9,214	$23,096	$(16,727)	$24,838
Shares repurchased and retired	(39)	(39)	(282)			(321)
Net income				3,651		3,651
Net change in defined benefit plans and other benefit plans					(8,024)	(8,024)
Balance, November 2, 2012	9,159	$9,216	$8,932	$26,747	$(24,751)	$20,144
Shares repurchased and retired	(25)	(25)	(184)			(209)
Net income				2,916		2,916
Cash dividends paid				(458)		(458)
Net change in defined benefit plans and other benefit plans					11,062	11,062
Balance, November 1, 2013	9,134	$9,191	$8,748	$29,205	$(13,689)	$33,455

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended November 1, 2013 and November 2, 2012

(in thousands)

	2013 (52 Weeks)	2012 (53 Weeks)

Cash flows from operating activities:
Net income	$2,916	$3,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,236	1,716
Provision (recovery) for losses on accounts receivable	23	(81)
Gain on sale of property, plant and equipment	(66)	(22)
Deferred income taxes, net	(1,214)	(1,115)
Tax valuation allowance	1,214	1,115
Changes in operating assets and liabilities:
Accounts receivable	(411)	(1,975)
Inventories	(1,564)	(467)
Prepaid expenses	176	(169)
Refundable income taxes	104	249
Other non-current assets	(825)	(548)
Accounts payable	401	168
Accrued payroll, advertising and other expenses	1,169	872
Current portion of non-current liabilities	(708)	207
Non-current liabilities	309	(1,759)
Net cash provided by operating activities	3,760	1,842
Cash used in investing activities:
Proceeds from sale of property, plant and equipment	72	22
Additions to property, plant and equipment	(4,378)	(1,040)
Net cash used in investing activities	(4,306)	(1,018)
Cash used in financing activities:
Shares repurchased	(209)	(321)
Payment of capital lease obligations	(206)	(83)
Cash dividends paid	(458)	-
Net cash used in financing activities	(873)	(404)
Net (decrease) increase in cash and cash equivalents	(1,419)	420

Cash and cash equivalents at beginning of year	9,744	9,324
Cash and cash equivalents at end of year	$8,325	$9,744

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$70	$180

Transportation equipment financed by capital lease obligations	$-	$1,848

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

Subsequent events

Management has evaluated events subsequent to November 1, 2013 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements. Based on its review, no material events were identified that require adjustment to the financial statements or additional disclosure.

Concentrations of credit risk

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The carrying amount of cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate fair market value due to the short maturity of these instruments. We maintain cash balances at financial institutions, which may at times exceed the amounts insured by the Federal Deposit Insurance Corporation.  Management does not believe there is significant credit risk associated with these financial institutions. The provision for doubtful accounts receivable is based on historical trends and current collectability risk. We have significant accounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. Sales to Wal-Mart® comprised 19.6% of revenues in fiscal 2013 and 17.0% of total accounts receivable was due from Wal-Mart® at November 1, 2013. Sales to Dollar General® comprised 9.9% of revenues for fiscal year 2013 and 20.7% of total accounts receivable was due from Dollar General at November 1, 2013. Sales to Wal-Mart® comprised 16.3% of revenues in fiscal 2012 and 19.7% of total accounts receivable was due from Wal-Mart® at November 2, 2012.

Business segments

Our Company and its subsidiaries operate in two business segments - the processing and distribution of frozen foods, and the processing and distribution of refrigerated and snack food products.  See Note 7 to the Consolidated Financial Statements for further information.

Fiscal year

We maintain our accounting records on a 52-53 week fiscal basis ending on the Friday closest to October 31. As part of the regular accounting cycle, fiscal year 2013 included 52 weeks and fiscal year 2012 included 53 weeks.

Revenues

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through a Company owned direct store delivery system. These delivery costs, $5,214 and $4,988 for 2013 and 2012, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements.  The Company also used independent distributors to deliver products in remote geographic areas of the country.   Revenues are recognized upon shipment to the distributor, net of return allowances.  Historically, returns from distributors have been minimal.  The distributor pays for these products in full, typically within 15 days, and such payment is not contingent upon payment from the large chain stores.  As a convenience to certain large chain stores, we bill these customers on behalf of the distributor. The Company discontinued product distribution through independent third-party distributors in the last quarter of fiscal 2012 in favor of utilizing customer managed warehouse distribution centers.

We record promotional and returns allowances based on recent and historical trends.  Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product returns.  Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates.  Promotional allowances deducted from sales for fiscal years 2013 and 2012 were $8,988 and $7,968, respectively.

Advertising expenses

Advertising and other promotional expenses are recorded as selling, general and administrative expenses.  Advertising expenses for fiscal years 2013 and 2012 were $3,325 and $3,857, respectively.

Cash and cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills. Cash equivalents totaled $8,325 at November 1, 2013 and $9,744 at November 2, 2012. All cash and cash equivalents at November 1, 2013 were held at Wells Fargo Bank N.A.

Fair value measurements

We classify levels of inputs to measure the fair value of financial assets as follows:

●	Level 1 inputs: Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

●	Level 2 inputs: Level 2 inputs are from other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

●	Level 3 inputs: Level 3 inputs are unobservable and should be used to measure fair value to the extent that observable inputs are not available.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of net income and additional minimum pension liability adjustments.

Recently issued accounting pronouncements and regulations

In July 2013, the Financial Accounting Standards Board ("FASB") issued guidance on Income Taxes for “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance requires that financial statements reflect a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward as reduced by any unrecognized tax benefit, or a portion of an unrecognized tax benefit. The updated guidance is effective for the Company's interim and annual periods beginning after December 15, 2013, which will be effective for us beginning fiscal 2015. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

NOTE 2- Composition of Certain Financial Statement Captions:

	2013	2012
Inventories:
Meat, ingredients and supplies	$4,291	$5,586
Work in process	1,290	1,515
Finished goods	13,338	10,254
	$18,919	$17,355
Property, plant and equipment:
Land	$1,807	$1,807
Buildings and improvements	13,845	13,618
Machinery and equipment	44,832	42,594
Asset impairment	(234)	(234)
Capital leased trucks	1,848	1,848
Transportation equipment	6,246	5,843
Construction in process	220	283
	68,564	65,759
Accumulated depreciation and amortization	(57,352)	(56,683)
	$11,212	$9,076

Other non-current assets:
Cash surrender value benefits	$13,140	$12,315
Other	6	6
	$13,146	$12,321
Accrued payroll, advertising and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$5,400	$3,808
Accrued advertising and broker commissions	1,246	1,771
Property taxes	326	319
Other	659	564
	$7,631	$6,462

Current portion of non-current liabilities (Note 3):
Defined benefit retirement plan	$1,693	$2,386
Executive retirement plans	509	499
Incentive compensation	724	776
Capital lease obligation	231	296
Post retirement healthcare	43	41
	$3,200	$3,998

Non-current liabilities (Note 3):
Defined benefit retirement plan	$8,337	$18,816
Executive retirement plans	4,012	4,498
Capital lease obligation	1,328	1,468
Incentive compensation	1,149	882
Post retirement healthcare	837	868
	$15,663	$26,532

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

Net pension cost consisted of the following:

	Years Ended
	2013 (52 Weeks)	2012 (53 Weeks)
Service cost	$174	$148
Interest cost	2,019	2,103
Expected return on plan assets	(2,674)	(2,457)
Amortization of unrecognized loss	1,688	1,037
Amortization of unrecognized prior service costs	1	1
Net pension cost	$1,208	$832

Net pension costs and benefit obligations are determined using assumptions as of the beginning of each fiscal year. Weighted average assumptions for each fiscal year are as follows:

	2013	2012
Discount rate	4.65%	3.70%
Rate of increase in salary levels	N/A	N/A
Expected return on plan assets	8.00%	8.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	2013 (52 Weeks)	2012 (53 Weeks)
Change in plan assets:
Fair value of plan assets - beginning of year	$33,266	$30,307
Employer contributions	1,922	2,442
Actual return on plan assets	5,163	1,744
Benefits paid	(1,227)	(1,227)
Fair value of plan assets - end of year	$39,124	$33,266
Change in benefit obligations:
Benefit obligations - beginning of year	$54,468	$45,748
Service cost	174	148
Interest cost	2,019	2,103
Actuarial (gain) loss	(6,280)	7,695
Benefits paid	(1,227)	(1,226)
Benefit obligations - end of year	49,154	54,468
Funded status of the plans	(10,030)	(21,202)
Unrecognized prior service costs	1	3
Unrecognized net actuarial loss	14,865	25,322
Net amount recognized	$4,836	$4,123

The Company performs an internal rate of return analysis when making the discount rate selection.  The discount rates were based on Citigroup Pension Liability Index as of November 1, 2013 and November 2, 2012, respectively.

Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted-average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. Our expected employer contribution to the plan in fiscal year 2014 is $1,693.

The actual and target allocation for plan assets are as follows:

Asset Class	2013	Target Asset Allocation	2012	Target Asset Allocation
Large Cap Equities	33.6%	30.0%	36.6%	35.0%
Mid Cap Equities	0%	0.0%	0.0%	0.0%
Small Cap Equities	13.8%	15.0%	9.8%	10.0%
International (equities only)	19.7%	20.0%	17.0%	20.0%
Fixed Income	28.1%	31.0%	32.6%	31.0%
Other (Government/Corporate, Bonds)	1.5%	2.0%	2.1%	2.0%
Cash	3.3%	2.0%	1.9%	2.0%
Total	100.0	100	100.0	100.0

The fair value of our pension plan assets and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	Year Ended 2013
	Level 1	Level 2	Level 3	Total

Total plan assets	$39,124	-	-	$39,124

Expected payments for the pension benefits are as follows:

Fiscal Years	Pension Benefits
2014	$1,667
2015	$1,750
2016	$1,825
2017	$2,000
2018	$2,106
2019-2023	$12,861

Executive Retirement Plans

Non-Qualified Deferred Compensation

Effective January 1, 1991 we adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. We contribute an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination or attainment of retirement age. No benefit expense was recorded under these plans for fiscal years 2013 and 2012.

Supplemental Executive Retirement Plan

In fiscal year 1991, we adopted a non-qualified supplemental retirement plan for certain key employees.  Benefits provided under the plan are equal to 60% of the employee’s final average earnings, less amounts provided by our defined benefit pension plan and amounts available through Social Security.

Benefits payable related to these plans and included in the accompanying consolidated financial statements were $4,521 and $4,997 at November 1, 2013 and November 2, 2012, respectively. In connection with this arrangement we are the beneficiary of life insurance policies on the lives of certain key employees and retirees. The aggregate cash surrender value of these policies, included in non-current assets, was $13,140 and $12,315 at November 1, 2013 and November 2, 2012, respectively.

Expected payments for executive postretirement benefits are as follows:

Fiscal Years	Executive Postretirement Benefits
2014	$514
2015	$471
2016	$281
2017	$63
2018	$101
2019-2023	$2,289

Incentive Compensation Plan for Certain Key Executives

We provide an incentive compensation plan for certain key executives, which is based upon our pretax income. The payment of these amounts is generally deferred over three or five-year periods. The total amount payable related to this arrangement was $1,873 and $1,658 at November 1, 2013 and November 2, 2012, respectively. Future payments are approximately $724, $677, $365, $70 and $37 for fiscal years 2014 through 2018, respectively.

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

Net periodic postretirement healthcare cost consisted of the following:

	Years Ended
	2013 (52 Weeks)	2012 (53 Weeks)
Service cost	$19	$17
Interest cost	31	35
Amortization of prior service cost	-	-
Amortization of actuarial gain	(55)	(30)
Net periodic postretirement healthcare (benefit) cost	$(5)	$22

Weighted average assumptions for the fiscal years ended November 1, 2013 and November 2, 2012 are as follows:

	2013	2012
Discount rate	4.35%	3.50%
Medical trend rate next year	8.50%	9.00%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2020	2020

The table below shows the estimated effect of a 1% increase in healthcare cost trend rate on the following:

	2013	2012
Interest cost plus service cost	$5	$5
Accumulated postretirement healthcare obligation	$69	$80

The table below shows the estimated effect of a 1% decrease in healthcare cost trend rate on the following:

	2013	2012
Interest cost plus service cost	$(4)	$(4)
Accumulated postretirement healthcare obligation	$(58)	$(65)

The healthcare obligation and funded status of this plan as of the fiscal years ended are as follows:

	2013	2012
Change in accumulated postretirement healthcare obligation:
Healthcare obligation - beginning of year	$909	$1,124
Service cost	19	17
Interest cost	31	35
Actuarial gain	(55)	(248)
Benefits paid	(24)	(19)
Healthcare obligation – end of year	$880	$909

Funded status of the plans	880	909
Unrecognized prior service costs	-	-
Unrecognized net actuarial gain	(329)	(330)
Unrecognized amounts recorded in other comprehensive income	329	330
Postretirement healthcare liability	$880	$909

Expected payments for the postretirement benefits are as follows:

Fiscal Years	Postretirement Heathcare Benefits
2014	$43
2015	$43
2016	$42
2017	$42
2018	$40
2019-2023	$386

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

During the fiscal year ended November 3, 2006, we implemented a qualified 401(K) retirement plan (the “Plan”) for our sales, administrative, supervisory and certain other employees. During fiscal years 2013 and 2012, we made total employer contributions to the Plan in the amounts of $452 and $442, respectively.

NOTE 4- Income Taxes:

The provision for taxes on income includes the following:

	2013 (52 Weeks)	2012 (53 Weeks)
Current:
Federal	$47	$(14)
State	122	379
	169	365
Deferred:
Federal	-	-
State	-	-
		-
	$169	$365

The total tax provision differs from the expected amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	2013 (52 Weeks)	2012 (53 Weeks)
Provision for federal income taxes at the applicable statutory rate	$1,049	$1,366
Increase in provision resulting from state income taxes, net of federal income tax benefit	488	411
Research & development tax credit	(33)	(8)
Non-taxable life insurance gain	(280)	(238)
Change in valuation allowance	(1,214)	(1,115)
Other, net	159	(51)
	$169	$365

Deferred income taxes result from differences in the bases of assets and liabilities for tax and accounting purposes.

	2013	2012
Receivables allowance	$50	$38
Returns allowance	165	158
Inventory packaging reserve	209	187
Inventory overhead capitalization	391	289
Incentive compensation	178	201
State taxes	49	61
Employee benefits	1,232	1,468
Other	2	38
Valuation allowance	(2,276)	(2,440)
Current tax assets, net	$-	$-

State taxes	$186	$511
Incentive compensation	487	374
Pension and health care benefits	5,356	9,888
Depreciation	(1,623)	(1,018)
Net operating loss carry-forward and credits	1,265	1,343
Valuation allowance	(5,671)	(11,098)
Non-current tax assets, net	$-	$-

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; third, the Company considers its outlook of near term continued profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of November 1, 2013, the Company (1) has a federal tax NOL of $1,394, (2) has positive thirty-six month cumulative book income and (3) commodity costs are trending higher for the fourth quarter of fiscal 2013 which creates uncertainty about the Company's ability to generate future earnings.  Only the second criterion has been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of November 1, 2013. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance will remain against the net deferred tax assets.

As of November 1, 2013, the Company had federal and state net operating loss carryforwards of approximately $1,394 and $3,302 respectively.  These loss carryforwards will expire at various dates from 2019 through 2033.

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

As of November 1, 2013, we have provided a liability of $100 for unrecognized tax benefits related to various federal and state income tax matters. This entire amount would reduce our effective income tax rate if the asset is recognized in future reporting periods.  We have not identified any new unrecognized tax benefits.

As of November 2, 2012, we have provided a liability of $97 for unrecognized tax benefits related to various federal and state income tax matters.  This entire amount would reduce our effective income tax rate if the asset is recognized in future reporting periods.  We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2013 (52 Weeks)	2012 (53 Weeks)
Balance at beginning of year	$97	$105
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	3	1
Reductions for tax positions of prior years	-	(9)
Settlements	-	-

Balance at end of year	$100	$97

We recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of November 1, 2013, we had approximately $3 in accrued interest and penalties which is included as a component of the $100 unrecognized tax benefit noted above.

Our federal income tax returns are open to audit under the statute of limitations for the years ended October 31, 2009 through 2012.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2009 through 2012.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 5- Line of Credit:

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2015. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth and a Quick Ratio not less than 1.0 to 1.0, a minimum net income after tax and total capital expenditures less than $3,000. The Company was in violation of the capital expenditure covenant which was waived (letter dated December 17, 2013). There were no borrowings under this line of credit during the year. The Company is currently in compliance with all provisions of the agreement.

 NOTE 6- Contingencies and Commitments:

The Company leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements.

Leases for semi-truck trailers expire in 2015 and are classified as operating leases.  Six year leases for semi-trucks expire in 2018 and are classified as capital leases.  Rental payments including prior leases were $581 in 2013 and $554 in 2012. Amortization of equipment under capital lease was $206 in 2013.

The following is a schedule by years of future minimum lease payments for transportation leases:

Fiscal Year	Capital Leases	Operating Leases	Financing Obligations
2014	379	68	447
2015	379	51	430
2016	379	-	379
2017	379	-	379
2018	723	-	723
Total Minimum Lease Payments(a)	$2,239	$119	$2,358
Less: Amount representing executory costs	(486)
Less: Amount representing interest(b)	(194)
Present value of future minimum lease payments(c)	$1,559

(a) Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index. Contingent rentals amounted to $127 in 2013 and $122 in 2012 including prior lease arrangements.

(b) Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

(c) Reflected in the Note 2, as current and noncurrent obligations under capital leases of $231 and $1328, respectively.

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

The following segment information is for the fiscal years ended November 1, 2013 (52 weeks) and November 2, 2012 (53 weeks):

2013	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$51,449	77,554	-	-	$129,003
Intersegment sales		986	-	986
Net sales	51,449	78,540	-	986	129,003
Cost of products sold	32,437	52,115	-	986	83,566
Gross margin	19,012	26,425	-	-	45,437
Selling, general and administrative expenses	16,635	25,717	-	-	42,352
Income before taxes	2,377	708	-	-	3,085

Total assets	$13,009	29,821	21,934	-	$64,764
Additions to property, plant and equipment	$1,032	3,164	182	-	$4,378

2012	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales	$55,435	71,920	-	-	$127,355
Intersegment sales		954	-	954
Net sales	55,435	72,874	-	954	127,355
Cost of products sold	34,102	49,911	-	954	83,059
Gross margin	21,333	22,963	-	-	44,296
Selling, general and administrative expenses	17,338	22,842	100	-	40,280
Income before taxes	3,995	121	100	-	4,016

Total assets	$13,088	25,576	22,886	-	$61,550
Additions to property, plant and equipment	$227	747	66	-	$1,040

NOTE 8- Unaudited Interim Financial Information:

Not applicable to smaller reporting company.