Form 10-Q
period 2014-01-24
BRIDGFORD FOODS CORP
filed 2014-03-07
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2014

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
Yes [ ] No [ X ]

As of February 25, 2014 the registrant had 9,128,014 shares of common stock outstanding.

1 of 20

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Items 1, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 20

Part I.  Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

ASSETS	January 24, 2014	November 1, 2013
	(Unaudited)
Current assets:

Cash and cash equivalents	$11,463	$8,325
Accounts receivable, less allowance for doubtful accounts of $143 and $119, respectively, and promotional allowances of $3,586 and $3,156, respectively	9,328	12,146
Inventories, less inventory reserves of $494 and $558, respectively (Note 2)	16,690	18,919
Prepaid expenses and other current assets	854	333
Refundable income taxes	647	683
Deferred income taxes, less valuation allowance of $2,276	-	-
Total current assets	38,982	40,406

Property, plant and equipment, net of accumulated depreciation and amortization of $57,793 and $57,352, respectively	11,113	11,212
Other non-current assets	13,295	13,146
Deferred income taxes, less valuation allowance of $5,671	-	-
Total assets	$63,390	$64,764

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$4,635	$4,815
Accrued payroll, advertising and other expenses	7,254	7,631
Current portion of non-current liabilities	2,833	3,200
Total current liabilities	14,722	15,646

Non-current liabilities	15,025	15,663
Total liabilities	29,747	31,309

Commitments and contingencies (Note 3)

Shareholders' equity:
Preferred stock, without par value; authorized - 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized - 20,000 shares; issued and outstanding – 9,129 and 9,134 shares, respectively	9,186	9,191
Capital in excess of par value	8,707	8,748
Retained earnings	29,439	29,205
Accumulated other comprehensive loss	(13,689)	(13,689)
Total shareholders' equity	33,643	33,455
Total liabilities and shareholders' equity	$63,390	$64,764

See accompanying notes to condensed consolidated financial statements.

3 of 20

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	12 weeks ended
	January 24, 2014	January 25, 2013

Net sales	$32,466	$30,771
Cost of products sold	22,198	18,738

Gross margin	10,268	12,033

Selling, general and administrative expenses	10,021	10,139

Income before taxes	247	1,894
Income tax provision	13	172

Net income	$234	$1,722

Net income per share – Basic and diluted	$0.03	$0.19

Weighted average common shares – Basic and diluted	9,132	9,158

Cash dividends paid per share	$-	$0.05

See accompanying notes to condensed consolidated financial statements.

4 of 20

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	12 weeks ended
	January 24, 2014	January 25, 2013
Cash flows from operating activities:

Net income	$234	$1,722

Income or charges not affecting cash and cash equivalents:
Depreciation	595	476
Provision for losses on accounts receivable	22	23
Gain on sale of property, plant and equipment	(6)	(9)

Accounts receivable	2,796	90
Inventories	2,229	(3,353)
Prepaid expenses and other current assets	(485)	(170)
Other non-current assets	(149)	(265)
Accounts payable	(180)	(244)
Accrued payroll, advertising and other expenses	(746)	(459)
Non-current liabilities	(583)	(112)

Net cash provided by (used in) operating activities	3,727	(2,301)

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	6	9
Additions to property, plant and equipment	(496)	(692)

Net cash used in investing activities	(490)	(683)

Cash used in financing activities:
Shares repurchased	(46)	(7)
Payment of capital lease obligations	(53)	(51)
Cash dividends paid	-	(458)

Net cash used in financing activities	(99)	(516)

Net increase (decrease) in cash and cash equivalents	3,138	(3,500)

Cash and cash equivalents at beginning of period	8,325	9,744

Cash and cash equivalents at end of period	$11,463	$6,244

Supplemental cash flow information:

Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

5 of 20

 Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve weeks ended January 24, 2014 and January 25, 2013 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2013 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  Recent accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

The November 1, 2013 balance sheet within these interim condensed consolidated financial statements was derived from the audited fiscal 2013 financial statements.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses.  The carrying amount of these instruments approximate fair market value due to their short term maturity.  At January 24, 2014, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

For the twelve weeks ended January 24, 2014, Wal-Mart® accounted for 27.2% of consolidated revenues and 19.2% of consolidated accounts receivable.   For the twelve weeks ended January 25, 2013, Wal-Mart® accounted for 14.3% of consolidated revenues and 14.0% of consolidated accounts receivable.  For the twelve weeks ended January 25, 2013, Dollar General® accounted for 11.5% of consolidated revenues and 21.3% of consolidated accounts receivable.   No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the twelve weeks ended January 24, 2014 or the twelve weeks ended January 25, 2013.

Management has evaluated events subsequent to January 24, 2014 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

6 of 20

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited) January 24, 2014	November 1, 2013
Meat, ingredients and supplies	$4,230	$4,291
Work in progress	1,583	1,290
Finished goods	10,877	13,338
	$16,690	$18,919

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

The total capital lease obligation remaining as of January 24, 2014 is $1,506.  The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life.  The capital lease arrangement replaces the long-standing month-to-month leases of transportation equipment.

The Company also leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements. No material changes have been made to these agreements during the first twelve weeks of fiscal 2014.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period.  The contracts are not material.  These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period.   No significant contracts remained unfulfilled at January 24, 2014.  The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

7 of 20

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

The following segment information is presented for the twelve weeks ended January 24, 2014 and January 25, 2013.

Twelve Weeks Ended January 24, 2014	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$12,905	$19,561	$-	$-	$32,466
Intersegment sales	-	186	-	(186)	-
Net sales	12,905	19,747	-	(186)	32,466
Cost of products sold	8,168	14,216	-	(186)	22,198
Gross margin	4,737	5,531	-	-	10,268
Selling, general and administrative expenses	3,872	6,149	-	-	10,021
Income (loss) before taxes	865	(618)	-	-	247

Total assets	$11,884	$25,949	$25,557	$-	$63,390
Additions to property, plant and equipment	$80	$453	$(37)	$-	$496

Twelve Weeks Ended January 25, 2013	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$12,500	$18,271	$-	$-	$30,771
Intersegment sales	-	195	-	(195)	-
Net sales	12,500	18,466	-	(195)	30,771
Cost of products sold	7,606	11,327	-	(195)	18,738
Gross margin	4,894	7,139	-	-	12,033
Selling, general and administrative expenses	4,036	6,108	(5)	-	10,139
Income before taxes	858	1,031	5	-	1,894

Total assets	$12,808	$29,465	$19,669	$-	$61,942
Additions to property, plant and equipment	$84	$629	$(21)	$-	$692

8 of 20

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2014 fiscal year to be different from the federal statutory rate due to the state taxes and a change in valuation allowance as follows:

Effective tax rate	%
Federal Statutory rate	34.0
State taxes (net of Federal effect)	15.8
Change in valuation allowance	(39.4)
Other	(5.1)
Total effective tax rate	5.3

We recorded a provision for income taxes of $13 for the twelve week period ended January 24, 2014, related to federal and state taxes, based on the Company's expected annual effective tax rate.

Management evaluated the need for a full valuation allowance at the end of the twelve weeks ended January 24, 2014. Management evaluated both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance will remain against the net deferred tax assets.

As of January 24, 2014, the Company had federal and state net operating loss carryforwards of approximately $1,394 and $3,302, respectively.  These loss carryforwards will expire at various dates from 2019 through 2033.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2009 through 2012. We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2009 through 2012.

9 of 20

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”).  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Quarterly Report on Form 10-Q.  Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended November 1, 2013.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of January 31, 2014 was 4.68% as compared to 4.65% at November 1, 2013. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial.  The provision for doubtful accounts receivable is based on historical trends and current collection risk.  We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss. For the twelve weeks ended January 24, 2014, Wal-Mart® accounted for 27.2% of consolidated revenues and 19.2% of consolidated accounts receivable.   For the twelve weeks ended January 25, 2013, Wal-Mart® accounted for 14.3% of consolidated revenues and 14.0% of consolidated accounts receivable.  For the twelve weeks ended January 25, 2013, Dollar General® accounted for 11.5% of consolidated revenues and 21.3% of consolidated accounts receivable.   No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the twelve weeks ended January 24, 2014 or the twelve weeks ended January 25, 2013.

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through our own direct store delivery system.

10 of 20

We record the cash surrender or contract value for life insurance policies as an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period.

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences. Management concluded at the end of 2008 that it was more likely than not that deferred tax assets would not be realized and recorded a full valuation allowance on all deferred tax assets during the fourth quarter of fiscal 2008. Management re-evaluated the need for a full valuation allowance as of January 24, 2014. Management evaluated both positive and negative evidence. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard. Therefore, a full valuation allowance remains against the net deferred tax assets at January 24, 2014.

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

Frozen Food Products Segment

In our Frozen Food Products segment, we manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items and sandwiches.  All items within this segment are considered similar products and have been aggregated at this level.  Our Frozen Food Products segment serves both food service and retail customers.  Products produced in this segment are supplied through leased long-haul vehicles to food service and retail distributors that take title to the product upon shipment receipt.  Approximately 160 unique frozen food products are sold through wholesalers, cooperatives and distributors to approximately 21,000 retail outlets and 22,500 restaurants and institutions.

11 of 20

Refrigerated and Snack Food Products Segment

In our Refrigerated and Snack Food Products segment, we distribute both products manufactured by us and products manufactured or processed by third parties.   All items within this segment are considered similar products and have been aggregated at this level.  The dry sausage division includes products such as jerky, meat snacks, sausage and pepperoni products.  The deli division includes products such as ham, sandwiches, cheese, Mexican food, pastries and other delicatessen type food products.  Our Refrigerated and Snack Food Products segment sells approximately 260 different items through a direct store delivery network serving approximately 19,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.  These customers are comprised of large retail chains and smaller “independent” operators.

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

Results of Operations for the Twelve Weeks ended January 24, 2014 and January 25, 2013

Net Sales-Consolidated

Net sales increased by $1,695 (5.5%) to $32,466 in the first twelve-week period of the 2014 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-14.1	(4,721)
Unit sales volume in pounds	21.2	7,098
Returns activity	-0.3	(132)
Promotional activity	-1.3	(550)
Increase in net sales	5.5	1,695

Unit sales volume in pounds in fiscal 2014 increased significantly in the Refrigerated and Snack Food segment and to a lesser extent in the Frozen Food Products segment. Overall, the decrease in selling price per pound in fiscal 2014 primarily relates to net unfavorable product mix changes as discussed in the segment analysis below. Returns and promotional activity increased compared to the same period in fiscal 2013.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment, excluding inter-segment sales, increased by $405 (3.2%) to $12,905 in the first twelve-week period of the 2014 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	1.5	215
Unit sales volume in pounds	2.8	391
Returns activity	-	6
Promotional activity	-1.1	(207)
Increase in net sales	3.2	405

The increase in sales for the twelve weeks ended January 24, 2014 primarily relates to a favorable change in product mix and to a lesser extent a slight increase in selling prices. Returns activity remained constant.  Higher promotional activity compared to the same twelve-week period in fiscal year 2013 partially offset the impact of favorable unit sales volume increases.

12 of 20

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products segment, excluding inter-segment sales, increased by $1,290 (7.1%) to $19,561 in the first twelve-week period of the 2014 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food Products	%	$
Selling price per pound	-25.4	(4,936)
Unit sales volume in pounds	34.5	6,707
Returns activity	-0.4	(137)
Promotional activity	-1.6	(344)
Increase in net sales	7.1	1,290

The increase in net sales in fiscal 2014 was attributable to higher unit sales volume (in pounds) compared to the prior year. This volume increase resulted from a large holiday season promotion with a customer that did not occur in the prior year. The combined selling price per pound in fiscal 2014 decreased due to this promotion since the market price for this item was significantly lower than prices per pound obtained for other Company products. Increased returns and promotional activity partially offset the sales volume increase.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $3,460 (18.5%) to $22,198 in the first twelve-week period of the 2014 fiscal year compared to the same twelve-week period in fiscal year 2013.  Higher unit sales volume was the primary cause of the increase in cost of products sold as described in the segment analysis below.  The gross margin decreased from 39.1% to 31.6%.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $562 (7.4%) to $8,168 in the first twelve-week period of the 2014 fiscal year compared to the same twelve-week period in fiscal year 2013. Higher unit sales volume was the primary contributing factor to this increase, partially off-set by lower commodity costs.  The cost of purchased flour decreased approximately $139 in the first twelve-week period of fiscal 2014 compared to the same twelve-week period in the prior year.  Favorable product mix changes and lower flour costs did not offset increases in freight, wages, electric utilities and samples/coupon costs which caused the gross margin percentage to decrease from 39.2% to 36.7% in the first twelve-week period of fiscal year 2014 compared to the same twelve-week period in the prior fiscal year.

Cost of Products Sold-Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products segment increased by $2,889 (25.5%) to $14,216 in the first twelve-week period of the 2014 fiscal year compared to the same twelve-week period in fiscal year 2013.  The cost of significant meat commodities increased approximately $520 in the first twelve-week period of fiscal 2014 compared to the same period in the prior year.  The gross margin earned in this segment decreased from 39.1% to 28.3% in the first twelve-week period of fiscal year 2014 compared to the prior year primarily as a result of higher commodity costs and high volume, low margin product sales.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses decreased by $118 (1.2%) to $10,021 in the first twelve-week period of fiscal year 2014 compared to the same twelve-week period in the prior fiscal year.  The table below summarizes the significant expense/gain increases/decreases included in this category:

	12 Weeks Ended
	January 24, 2014	January 25, 2013	Expense (Gain) Increase (Decrease)
Wages and bonus	$3,707	$4,119	$(412)
Other SG&A	6,314	6,020	294
Total	$10,021	$10,139	$(118)

13 of 20

Lower profits and profit sharing accruals resulted in decreased wages and bonus in the first twelve weeks of the 2014 fiscal year compared to the same period in the prior year. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough in value to merit separate disclosure.  The major components comprising the increase of “Other SG&A” expenses were higher payments under licensing agreements, lower cash surrender value gains on life insurance policies and higher postage expense.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $164 (4.1%) to $3,872 in the first twelve-week period of fiscal year 2014 compared to the same twelve-week period in the prior fiscal year.  The overall decrease in SG&A expenses was mainly due to lower product advertising.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A in the Refrigerated and Snack Food Products segment increased by $41 (0.7%) to $6,149 in the first twelve-week period of fiscal year 2014 compared to the same twelve-week period in the prior fiscal year.  Higher payments under licensing agreements, higher product advertising costs and depreciation for new vehicles led to the increase in SG&A expenses as compared to the prior year.  The increase in SG&A expenses was also related to the increase in sales, increased costs for healthcare and workers’ compensation.

Income Taxes-Consolidated

Income tax for the twelve weeks ended January 24, 2014 and January 25, 2013 was as follows:

	January 24, 2014	January 25, 2013
Income tax	$13	$172

Effective tax rate	5.3%	9.1%

We recorded a provision for income taxes of $13 for the twelve-week period ended January 24, 2014, related to federal and state taxes, based on the Company's expected annual effective tax rate.

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s projected available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; and third, the Company considers its outlook of near term continued profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of January 24, 2014, the Company (1) has a projected federal tax NOL for fiscal 2014 of $476, (2) has positive thirty-six month cumulative book income and (3) there are current negative economic trends including lower operating profit and higher commodity costs for meat.  Only the second criterion has been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of January 24, 2014.

Net Income -Consolidated

Net income of $234 in the twelve weeks ended January 24, 2014 includes a non-taxable gain on life insurance policies in the amount of $149.  The net income of $1,722 in the twelve weeks ended January 25, 2013 includes a non-taxable loss on life insurance policies in the amount of $265.  Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver our products.  We have remained free of bank debt for the past twenty-six years and we fund our operations from cash balances and cash flow generated from operations.  We expect positive operating cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales.  Anticipated commodity price trends may affect future cash balances.  However, certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing.

14 of 20

Cash flows from operating activities for the twelve weeks ended:

	January 24, 2014	January 25, 2013

Net income	$234	$1,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	595	476
Provision for losses on accounts receivable	22	23
Gain on sale of property, plant and equipment	(6)	(9)
Changes in operating working capital	2,882	(4,513)
Net cash provided by (used in) operating activities	$3,727	$(2,301)

For the twelve weeks ended January 24, 2014, net cash provided by our operating activities was $3,727, a substantial increase of $6,028, compared to the same period in fiscal 2013.  The net cash provided by operating activities was largely due to collection of accounts receivable and liquidation of inventory.  Specifically, the lower accounts receivable and inventory balances were due to collection of sales made during the holiday season that occur in the fourth and first quarters.  During the twelve week period ended January 24, 2014 we funded $338 towards our defined benefit pension plan.  Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislation changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) is relatively quick, and was equal to 50 days for the twelve-week period ended January 24, 2014, and 60 days for the twelve-week period ended January 25, 2013.  Compared with the prior year, the favorable impact on the 2014 cash conversion cycle resulted from lower days sales outstanding as well as lower days in inventory, primarily due to the liquidation of finished goods inventories during the first quarter of fiscal 2014 during the holiday selling season.

For the twelve weeks ended January 25, 2013, operating cash flow was reduced by a buildup of inventory of $3,353 as well as an increase in accrued payroll, advertising and other expenses of $459 and an increase in accounts payable of $244 and an increase in other non-current assets of $265.  During the twelve week period ended January 25, 2013, we funded $389 towards our defined benefit pension plan.

Cash used in investing activities for the twelve weeks ended:

	January 24, 2014	January 25, 2013
Proceeds from sale of property, plant and equipment	$6	$9
Additions to property, plant and equipment	(496)	(692)
Net cash used in investing activities	$(490)	$(683)

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

The table below highlights the additions to property, plant and equipment for the twelve weeks ended:

	January 24, 2014	January 25, 2013
Changes in projects in process	$8	$353
Processing equipment	334	135
Direct store delivery vehicles	148	83
Facility	6
Packaging lines		121

Additions to property, plant and equipment	$496	$692

15 of 20

Cash used in financing activities for the twelve weeks ended:

	January 24, 2014	January 25, 2013
Shares repurchased	$(46)	$(7)
Payment of capital lease obligations	(53)	(51)
Cash dividends paid	-	(458)
Net cash used in financing activities	$(99)	$(516)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of January 24, 2014, 172,800 shares were still authorized for repurchase under the program.

A one-time cash dividend was paid in the amount of five cents per share during the first twelve weeks of the 2013 fiscal year.

We invested in transportation equipment during the third quarter of fiscal 2012 financed by a capital lease obligation in the amount of $1,848.  The term of the lease is six years.  The total capital lease obligation remaining as of January 24, 2014 is $1,506. The capital lease arrangement replaces the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2015. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth no less than 2.5 to 1.0, a Quick Ratio not less than 1.0 to 1.0 and a minimum quarterly net income after tax of one dollar. The Company is currently in compliance with all provisions of the agreement. There were no borrowings under this line of credit during fiscal 2014 to date or fiscal 2013.

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

16 of 20

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 24, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

17 of 20

Part II.  Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended November 1, 2013 should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect our business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period covered by this Report.

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended January 24, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 2, 2013 – November 29, 2013	1,989	$9.78	1,989	175,399
November 30, 2013 – December 27, 2013	1,256	$9.87	1,256	174,143
December 28, 2013 – January 24, 2014	1,343	$10.00	1,343	172,800
Total	4,588	$9.88	4,588

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended January 24, 2014.

(2)

All repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 15, 2013 and continuing through and including October 14, 2014, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of January 24, 2014, the total maximum number of shares that may be purchased under the Purchase Plan is 172,800 at a purchase price not to exceed $10.00 per share at a total maximum aggregate price (exclusive of commission) of $1,728,000.

18 of 20

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

19 of 20

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: March 7, 2014	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

20 of 20