Form 10-Q
period 2014-04-18
BRIDGFORD FOODS CORP
filed 2014-05-30
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 18, 2014

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
Yes [ ] No [ X ]

As of May 27, 2014 the registrant had 9,120,836 shares of common stock outstanding.

1 of 23

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Items 1, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 23

Part I.  Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	April 18, 2014	November 1, 2013
	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$5,496	$8,325
Accounts receivable, less allowance for doubtful accounts of $221 and $119, respectively, and promotional allowances of $4,888 and $3,156, respectively	10,033	12,146
Inventories, less inventory reserves of $519 and $558, respectively (Note 2)	18,866	18,919
Prepaid expenses and other current assets	811	333
Refundable income taxes	249	683
Deferred income taxes, less valuation allowance of $2,276	-	-
Total current assets	35,455	40,406

Property, plant and equipment, net of accumulated depreciation and amortization of $58,352 and $57,352, respectively	12,156	11,212
Other non-current assets	13,361	13,146
Deferred income taxes, less valuation allowance of $5,671	-	-
Total assets	$60,972	$64,764

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$4,693	$4,815
Accrued payroll, advertising and other expenses	6,527	7,631
Current portion of non-current liabilities	3,195	3,200
Total current liabilities	14,415	15,646

Non-current liabilities	14,274	15,663
Total liabilities	28,689	31,309

Commitments and contingencies (Note 3)

Shareholders' equity:
Preferred stock, without par value; authorized - 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized - 20,000 shares; issued and outstanding – 9,121 and 9,134 shares, respectively	9,178	9,191
Capital in excess of par value	8,635	8,748
Retained earnings	28,159	29,205
Accumulated other comprehensive loss	(13,689)	(13,689)
Total shareholders' equity	32,283	33,455
Total liabilities and shareholders' equity	$60,972	$64,764

See accompanying notes to condensed consolidated financial statements.

3 of 23

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	12 weeks ended		24 weeks ended
	April 18, 2014	April 19, 2013	April 18, 2014	April 19, 2013

Net sales	$31,243	$28,584	$63,709	$59,355
Cost of products sold	22,308	18,807	44,506	37,545

Gross margin	8,935	9,777	19,203	21,810

Selling, general and administrative expenses	10,215	9,655	20,249	19,794

(Loss) income before taxes	(1,280)	122	(1,046)	2,016
Income tax provision	-	11	-	183

Net (loss) income	$(1,280)	$111	$(1,046)	$1,833

Net (loss) income per share – Basic and diluted	$(0.14)	$0.01	$(0.11)	$0.20

Weighted average common shares – Basic and diluted	9,127	9,156	9,129	9,157

Cash dividends paid per share	$-	$-	$-	$0.05

See accompanying notes to condensed consolidated financial statements.

4 of 23

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	24 weeks ended
	April 18, 2014	April 19, 2013
Cash flows from operating activities:

Net (loss) income	$(1,046)	$1,833

Income or charges not affecting cash and cash equivalents:
Depreciation	1,210	951
Provision for losses (recoveries) on accounts receivable	102	(2)
Gain on sale of property, plant and equipment	(68)	(13)

Accounts receivable	2,011	947
Inventories	53	(4,413)
Prepaid expenses and other current assets	(44)	(41)
Other non-current assets	(215)	(328)
Accounts payable	(122)	(544)
Accrued payroll, advertising and other expenses	(1,114)	(184)
Non-current liabilities	(1,278)	383

Net cash used in operating activities	(511)	(1,411)

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	77	13
Additions to property, plant and equipment	(2,163)	(1,331)

Net cash used in investing activities	(2,086)	(1,318)

Cash used in financing activities:
Shares repurchased	(126)	(23)
Payment of capital lease obligations	(106)	(102)
Cash dividends paid	-	(458)

Net cash used in financing activities	(232)	(583)

Net decrease in cash and cash equivalents	(2,829)	(3,312)

Cash and cash equivalents at beginning of period	8,325	9,744

Cash and cash equivalents at end of period	$5,496	$6,432

Supplemental cash flow information:

Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

5 of 23

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve and twenty-four weeks ended April 18, 2014 and April 19, 2013 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2013 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  Recent accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses.  The carrying amount of these instruments approximate fair market value due to their short term maturity.  At April 18, 2014, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

For the twenty-four weeks ended April 18, 2014, Wal-Mart® accounted for 15.7% of consolidated revenues and 29.2% of consolidated accounts receivable.   For the twenty-four weeks ended April 19, 2013, Wal-Mart® accounted for 16.3% of consolidated revenues and 15.6% of consolidated accounts receivable.  For the twenty-four weeks ended April 19, 2013, Dollar General® accounted for 11.3% of consolidated revenues and 20.2% of consolidated accounts receivable. No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the twenty-four weeks ended April 18, 2014 or the twenty-four weeks ended April 19, 2013.

Management has evaluated events subsequent to April 18, 2014 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

6 of 23

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited) April 18, 2014	November 1, 2013
Meat, ingredients and supplies	$5,490	$4,291
Work in progress	1,492	1,290
Finished goods	11,884	13,338
	$18,866	$18,919

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

The total capital lease obligation remaining as of April 18, 2014 is $1,453.  The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life.  The capital lease arrangement replaces the long-standing month-to-month leases of transportation equipment.

The Company also leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements. No material changes have been made to these agreements during the first twenty-four weeks of fiscal 2014.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period.  The contracts are not material.  These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period.   No significant contracts remained unfulfilled at April 18, 2014.  The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

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

The following segment information is presented for the twelve and twenty-four weeks ended April 18, 2014 and April 19, 2013.

Twelve weeks Ended April 18, 2014	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$12,130	$19,113	$-	$-	$31,243
Intersegment sales	-	148	-	(148)	-
Net sales	12,130	19,261	-	(148)	31,243
Cost of products sold	7,495	14,961	-	(148)	22,308
Gross margin	4,635	4,300	-	-	8,935
Selling, general and administrative expenses	3,945	6,270	-	-	10,215
Income (loss) before taxes	690	(1,970)	-	-	(1,280)

Total assets	$11,983	$29,754	$19,235	$-	$60,972
Additions to property, plant and equipment	$8	$1,657	$2	$-	$1,667

Twelve weeks Ended April 19, 2013	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$11,617	$16,967	$-	$-	$28,584
Intersegment sales	-	216	-	(216)	-
Net sales	11,617	17,183	-	(216)	28,584
Cost of products sold	7,580	11,443	-	(216)	18,807
Gross margin	4,037	5,740	-	-	9,777
Selling, general and administrative expenses	3,917	5,733	5	-	9,655
Income before taxes	120	7	(5)	-	122

Total assets	$12,282	$30,602	$19,571	$-	$62,455
Additions to property, plant and equipment	$32	$583	$24	$-	$639

8 of 23

Twenty-four weeks Ended April 18, 2014	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$25,035	$38,674	$-	$-	$63,709
Intersegment sales	-	334	-	(334)	-
Net sales	25,035	39,008	-	(334)	63,709
Cost of products sold	15,663	29,177	-	(334)	44,506
Gross margin	9,372	9,831	-	-	19,203
Selling, general and administrative expenses	7,820	12,429	-	-	20,249
Income (loss) before taxes	1,552	(2,598)	-	-	(1,046)

Total assets	$11,983	$29,754	$19,235	$-	$60,972
Additions to property, plant and equipment	$88	$2,110	$(35)	$-	$2,163

Twenty-four weeks Ended April 19, 2013	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$24,117	$35,238	$-	$-	$59,355
Intersegment sales	-	411	-	(411)	-
Net sales	24,117	35,649	-	(411)	59,355
Cost of products sold	15,186	22,770	-	(411)	37,545
Gross margin	8,931	12,879	-	-	21,810
Selling, general and administrative expenses	7,953	11,841	-	-	19,794
Income before taxes	978	1,038	-	-	2,016

Total assets	$12,282	$30,602	$19,571	$-	$62,455
Additions to property, plant and equipment	$116	$1,212	$3	$-	$1,331

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2014 fiscal year to be different from the federal statutory rate due to the state taxes and a change in valuation allowance as follows:

Effective tax rate	%
Federal Statutory rate	34.0
State taxes (net of Federal effect)	15.8
Change in valuation allowance	(39.4)
Other	(10.4)
Total effective tax rate	-

We recorded zero benefit on income taxes for the twenty-four week period ended April 18, 2014, related to federal and state taxes, based on the Company's expected annual effective tax rate. We recorded tax expense for non income related taxes of $41 which are reflected in selling, general and administrative expenses.

Management evaluated the need for a full valuation allowance at the end of the twenty-four weeks ended April 18, 2014. Management evaluated both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance will remain against the net deferred tax assets.

As of April 18, 2014, the Company had federal and state net operating loss carryforwards of approximately $1,394 and $3,302, respectively.  These loss carryforwards will expire at various dates from 2019 through 2033.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of March 31, 2014 was 4.54% as compared to 4.65% at November 1, 2013. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial.  The provision for doubtful accounts receivable is based on historical trends and current collection risk.  We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss. For the twenty-four weeks ended April 18, 2014, Wal-Mart® accounted for 15.7% of consolidated revenues and 29.2% of consolidated accounts receivable.   For the twenty-four weeks ended April 19, 2013, Wal-Mart® accounted for 16.3% of consolidated revenues and 15.6% of consolidated accounts receivable.  For the twenty-four weeks ended April 19, 2013, Dollar General® accounted for 11.3% of consolidated revenues and 20.2% of consolidated accounts receivable. No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the twenty-four weeks ended April 18, 2014 or the twenty-four weeks ended April 19, 2013.

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

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences. Management concluded at the end of 2008 that it was more likely than not that deferred tax assets would not be realized and recorded a full valuation allowance on all deferred tax assets during the fourth quarter of fiscal 2008. Management re-evaluated the need for a full valuation allowance as of April 18, 2014. Management evaluated both positive and negative evidence. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard. Therefore, a full valuation allowance remains against the net deferred tax assets at April 18, 2014.

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

Overview of Reporting Segments

We operate in two business segments – the processing and distribution of frozen products (the Frozen Food Products segment), and the processing and distribution of refrigerated and snack food products (the Refrigerated and Snack Food Products segment).  For information regarding the separate financial performance of the business segments refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  We manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky and a variety of sandwiches and sliced luncheon meats.  We purchase products for resale including a variety of cheeses, Mexican foods, pastries and other delicatessen type food products.

Frozen Food Products Segment

In our Frozen Food Products segment, we manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items and sandwiches.  All items within this segment are considered similar products and have been aggregated at this level.  Our Frozen Food Products segment serves both food service and retail customers.  Products produced in this segment are supplied through leased long-haul vehicles to food service and retail distributors that take title to the product upon shipment receipt.  Approximately 170 unique frozen food products are sold through wholesalers, cooperatives and distributors to approximately 21,000 retail outlets and 22,500 restaurants and institutions.

11 of 23

Refrigerated and Snack Food Products Segment

In our Refrigerated and Snack Food Products segment, we distribute both products manufactured by us and products manufactured or processed by third parties.   All items within this segment are considered similar products and have been aggregated at this level.  The dry sausage division includes products such as jerky, meat snacks, sausage and pepperoni products.  The deli division includes products such as ham, sandwiches, cheese, Mexican food, pastries and other delicatessen type food products.  Our Refrigerated and Snack Food Products segment sells approximately 210 different items through a direct store delivery network serving approximately 19,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.  These customers are comprised of large retail chains and smaller “independent” operators.

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

Results of Operations for the Twelve Weeks ended April 18, 2014 and April 19, 2013

Net Sales-Consolidated

Net sales increased by $2,659 (9.3%) to $31,243 in the second twelve-week period of the 2014 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	9.7	3,086
Unit sales volume in pounds	6.2	1,962
Returns activity	-3.7	(1,238)
Promotional activity	-2.9	(1,151)
Increase in net sales	9.3	2,659

Selling price per pound and unit sales volume in pounds in fiscal 2014 increased significantly in the Refrigerated and Snack Food segment as discussed in the segment analysis below. Returns and promotional activity increased compared to the same period in fiscal 2013.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment, excluding inter-segment sales, increased by $513 (4.4%) to $12,130 in the second twelve-week period of the 2014 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	2.2	293
Unit sales volume in pounds	-0.4	(49)
Returns activity	-0.1	(11)
Promotional activity	2.7	280
Increase in net sales	4.4	513

The increase in sales for the twelve weeks ended April 18, 2014 primarily relates to a favorable change in product mix and to a lesser extent an increase in selling price. Returns activity remained constant.  Lower promotional activity compared to the same twelve-week period in fiscal year 2013 favorably impacted net sales.

12 of 23

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products segment, excluding inter-segment sales, increased by $2,146 (12.6%) to $19,113 in the second twelve-week period of the 2014 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food Products	%	$
Selling price per pound	15.2	2,793
Unit sales volume in pounds	10.9	2,012
Returns activity	-5.9	(1,227)
Promotional activity	-7.6	(1,432)
Increase in net sales	12.6	2,146

The increase in net sales in fiscal 2014 was attributable to higher per pound selling prices and unit sales volume compared to the prior year. These increases resulted from large seasonal programs with a customer that did not occur in the prior year. Higher promotional activity and returns related to these programs partially offset the increases.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $3,501 (18.6%) to $22,308 in the second twelve-week period of the 2014 fiscal year compared to the same twelve-week period in fiscal year 2013.  Higher unit sales volume of low margin products and an increase in meat commodity costs were the primary causes of the increase in cost of products sold as described in the segment analysis below.  The gross margin decreased from 34.2% to 28.6%.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $85 (1.1%) to $7,495 in the second twelve-week period of the 2014 fiscal year compared to the same twelve-week period in fiscal year 2013. Lower flour commodity costs were the primary contributing factor to this decrease.  The cost of purchased flour decreased approximately $31 in the second twelve-week period of fiscal 2014 compared to the same twelve-week period in the prior year.  Favorable product mix changes and lower flour costs caused the gross margin percentage to increase from 34.8% to 38.2% in the second twelve-week period of fiscal year 2014 compared to the same twelve-week period in the prior fiscal year.

Cost of Products Sold-Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products segment increased by $3,518 (30.7%) to $14,961 in the second twelve-week period of the 2014 fiscal year compared to the same twelve-week period in fiscal year 2013 due to higher unit sales volume.  The cost of significant meat commodities increased approximately $374 in the second twelve-week period of fiscal 2014 compared to the same period in the prior year.  The gross margin earned in this segment decreased from 33.8% to 22.5% in the second twelve-week period of fiscal year 2014 compared to the prior year primarily as a result of high volume, low margin product sales and higher meat commodity costs.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $560 (5.8%) to $10,215 in the second twelve-week period of fiscal year 2014 compared to the same twelve-week period in the prior fiscal year.  The table below summarizes the significant expense/gain increases/decreases included in this category:

	12 Weeks Ended
	April 18, 2014	April 19, 2013	Expense (Gain) Increase (Decrease)
Benefits-healthcare	$689	$466	$223
Wages and bonus	3,463	3,310	153
Other SG&A	6,063	5,879	184
Total	$10,215	$9,655	$560

13 of 23

Healthcare costs have increased due to recent unfavorable claim activity. Wages and bonuses increased due to higher labor commissions paid out on higher sales dollars in the second twelve weeks of the 2014 fiscal year compared to the same period in the prior year. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure.  The major components comprising the increase of “Other SG&A” expenses were increases in insurance expense, the reserve for bad debts and depreciation partially offset by a decrease in pension cost.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $28 (0.7%) to $3,945 in the second twelve-week period of fiscal year 2014 compared to the same twelve-week period in the prior fiscal year.  The overall increase in SG&A expenses was mainly due to higher reserves for bad debts and increases in healthcare costs, broker commissions and property and liability insurance.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A expenses in the Refrigerated and Snack Food Products segment increased by $537 (9.4%) to $6,270 in the second twelve-week period of fiscal year 2014 compared to the same twelve-week period in the prior fiscal year.  Higher healthcare costs, workers’ compensation, property and liability insurance, outside storage and depreciation for new vehicles led to the increase in SG&A expenses as compared to the prior year.

Income Taxes-Consolidated

Income tax for the twelve weeks ended April 18, 2014 and April 19, 2013 was as follows:

	April 18, 2014	April 19, 2013
Income tax provision	$-	$11

Effective tax rate	0.0%	9.1%

We recorded zero benefit on income taxes for the twelve-week period ended April 18, 2014, related to federal and state taxes, based on the Company's expected annual effective tax rate.

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s projected available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; and third, the Company considers its outlook of near term profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of April 18, 2014, the Company (1) has a projected federal tax NOL for fiscal 2014 of $476, (2) has positive thirty-six month cumulative book income and (3) there are current negative economic trends including lower operating profit and higher commodity costs for meat.  Only the second criterion has been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of April 18, 2014.

Net (Loss) Income -Consolidated

The net loss of $1,280 in the twelve weeks ended April 18, 2014 includes a non-taxable gain on life insurance policies in the amount of $66.  The net income of $111 in the twelve weeks ended April 19, 2013 includes a non-taxable loss on life insurance policies in the amount of $63.  Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

14 of 23

Results of Operations for the Twenty-four Weeks ended April 18, 2014 and April 19, 2013

Net Sales-Consolidated

Net sales increased by $4,354 (7.3%) to $63,709 in the twenty-four-week period of the 2014 fiscal year compared to the same twenty-four-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-0.8	(517)
Unit sales volume in pounds	12.2	7,943
Returns activity	-2.0	(1,370)
Promotional activity	-2.1	(1,702)
Increase in net sales	7.3	4,354

Unit sales volume in pounds in fiscal 2014 increased significantly in the Refrigerated and Snack Food segment and to a lesser extent in the Frozen Food Products segment. Overall, the decrease in selling price per pound in fiscal 2014 primarily relates to product mix changes as discussed in the segment analysis below. Returns and promotional activity increased compared to the same period in fiscal 2013.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment, excluding inter-segment sales, increased by $918 (3.8%) to $25,035 in the twenty-four-week period of the 2014 fiscal year compared to the same twenty-four-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	2.4	650
Unit sales volume in pounds	0.7	201
Returns activity	0.0	(5)
Promotional activity	0.7	72
Increase in net sales	3.8	918

The increase in sales for the twenty-four weeks ended April 18, 2014 primarily relates to a favorable change in product mix. Returns activity remained constant.  Lower promotional activity compared to the same twenty-four-week period in fiscal year 2013 added to the impact of favorable unit sales volume increases.

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products segment, excluding inter-segment sales, increased by $3,436 (9.8%) to $38,674 in the twenty-four-week period of the 2014 fiscal year compared to the same twenty-four-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food Products	%	$
Selling price per pound	-3.1	(1,166)
Unit sales volume in pounds	20.5	7,742
Returns activity	-3.1	(1,364)
Promotional activity	-4.5	(1,776)
Increase in net sales	9.8	3,436

The increase in net sales in fiscal 2014 was attributable to higher unit sales volume (in pounds) compared to the prior year. This volume increase resulted from large seasonal programs with a customer that did not occur in the prior year. The combined selling price per pound in fiscal 2014 decreased since selling prices for these items were significantly lower than prices per pound obtained for other Company products. Higher promotional activity and returns related to these programs partially offset the sales volume increase.

15 of 23

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $6,961 (18.5%) to $44,506 in the twenty-four-week period of the 2014 fiscal year compared to the same twenty-four-week period in fiscal year 2013.  Higher unit sales volume and increased commodity costs were the primary causes of the increase in cost of products sold as described in the segment analysis below.  The gross margin decreased from 36.7% to 30.1%.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $477 (3.1%) to $15,663 in the twenty-four-week period of the 2014 fiscal year compared to the same twenty-four-week period in fiscal year 2013. Higher unit sales volume was the primary contributing factor to this increase, partially off-set by lower flour commodity costs.  The cost of purchased flour decreased approximately $171 in the twenty-four-week period of fiscal 2014 compared to the same twenty-four-week period in the prior year.  Favorable product mix changes and lower flour costs caused the gross margin percentage to increase from 37.0% to 37.4% in the twenty-four-week period of fiscal year 2014 compared to the same twenty-four-week period in the prior fiscal year.

Cost of Products Sold-Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products segment increased by $6,407 (28.1%) to $29,177 in the twenty-four-week period of the 2014 fiscal year compared to the same twenty-four-week period in fiscal year 2013 due to higher unit sales volume.  The cost of significant meat commodities increased approximately $895 in the twenty-four-week period of fiscal 2014 compared to the same period in the prior year.  The gross margin earned in this segment decreased from 36.5% to 25.4% in the twenty-four-week period of fiscal year 2014 compared to the prior year primarily as a result of higher meat commodity costs and high volume, low margin product sales.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $455 (2.3%) to $20,249 in the twenty-four-week period of fiscal year 2014 compared to the same twenty-four-week period in the prior fiscal year.  The table below summarizes the significant expense/gain increases/decreases included in this category:

	24 Weeks Ended
	April 18, 2014	April 19, 2013	Expense (Gain) Increase (Decrease)
Benefits-healthcare	$1,286	$994	$292
Wages and bonus	7,171	7,429	(258)
Benefits-pension	313	511	(198)
Depreciation	419	231	188
Customer fines	6	160	(154)
Other SG&A	11,045	10,469	585
Total	$20,249	$19,794	$455

Healthcare costs have increased due to recent unfavorable claim activity. Lower profits and profit sharing accruals resulted in decreased wages and bonus in the twenty-four weeks of the 2014 fiscal year compared to the same period in the prior year. The net periodic pension cost of the defined benefit pension plan decreased due to recent increases in the discount rate. The increase in depreciation expense was due to higher capital expenditures in the prior year. Customer fines are lower than in the prior year comparative period. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough in value to merit separate disclosure.  The major components comprising the increase of “Other SG&A” expenses were higher payments under product licensing agreements, lower cash surrender value gains on life insurance policies and higher postage expense.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $133 (1.7%) to $7,820 in the twenty-four-week period of fiscal year 2014 compared to the same twenty-four-week period in the prior fiscal year.  The overall decrease in SG&A expenses was mainly due to lower product advertising and lower bonus expense.

16 of 23

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A expenses in the Refrigerated and Snack Food Products segment increased by $588 (5.0%) to $12,429 in the twenty-four-week period of fiscal year 2014 compared to the same twenty-four-week period in the prior fiscal year.  Higher payments under labor commissions and licensing agreements, higher product advertising costs and depreciation for new vehicles led to the increase in SG&A expenses as compared to the prior year.  The increase in SG&A expenses was also related to the increase in sales, increased costs for healthcare and workers’ compensation and higher outside storage costs.

Income Taxes-Consolidated

Income tax for the twenty-four weeks ended April 18, 2014 and April 19, 2013 was as follows:

	April 18, 2014	April 19, 2013
Income tax (benefit) provision	$0	$183

Effective tax rate	0.0%	9.1%

We recorded zero benefit on income taxes for the twenty-four-week period ended April 18, 2014, related to federal and state taxes, based on the Company's expected annual effective tax rate.

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s projected available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; and third, the Company considers its outlook of near term continued profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of April 18, 2014, the Company (1) has a projected federal tax NOL for fiscal 2014 of $476, (2) has positive thirty-six month cumulative book income and (3) there are current negative economic trends including lower operating profit and higher commodity costs for meat.  Only the second criterion has been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of April 18, 2014.

Net (Loss) Income -Consolidated

A net loss of $1,046 in the twenty-four weeks ended April 18, 2014 includes a non-taxable gain on life insurance policies in the amount of $215.  The net income of $1,833 in the twenty-four weeks ended April 19, 2013 includes a non-taxable gain on life insurance policies in the amount of $328.  Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

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

Cash flows from operating activities for the twenty-four weeks ended:

	April 18, 2014	April 19, 2013
Net (loss) income	$(1,046)	$1,833
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,210	951
Provision for losses (recoveries) on accounts receivable	102	(2)
Gain on sale of property, plant and equipment	(68)	(13)
Changes in operating working capital	(709)	(4,180)
Net cash used in operating activities	$(511)	$(1,411)

17 of 23

For the twenty-four weeks ended April 18, 2014, net cash used in operating activities was $511, $900 less cash used than the same period in fiscal 2013.  The increase in net cash used in operating activities was largely due to collections of accounts receivable on sales made during the holiday season that occur just after the fiscal year end partially offset by a net loss of $1,046 and reductions in accounts payable, accrued payroll, advertising and other expenses as well as a reduction in the current portion of non-current liabilities. Specifically, a large payment of $1,107 was made to increase the loss fund balance on workers’ compensation policies due to adverse claim activity in recent policy years.  During the twenty-four week period ended April 18, 2014 we funded $714 towards our defined benefit pension plan.  Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislation changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) is relatively quick, and was equal to 60 days for the twenty-four-week period ended April 18, 2014, and 64 days for the twenty-four-week period ended April 19, 2013.  Compared with the prior year, the favorable impact on the 2014 cash conversion cycle resulted from lower days sales outstanding in accounts receivable as well as lower days in inventory, primarily due to the liquidation of finished goods inventories during the first quarter of fiscal 2014 during the holiday selling season.

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

Cash used in investing activities for the twenty-four weeks ended:

	April 18, 2014	April 19, 2013
Proceeds from sale of property, plant and equipment	$77	$13
Additions to property, plant and equipment	(2,163)	(1,331)
Net cash used in investing activities	$(2,086)	$(1,318)

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

The table below highlights the additions to property, plant and equipment for the twenty-four weeks ended:

	April 18, 2014	April 19, 2013
Changes in projects in process	$1,589	$756
Processing equipment	286	190
Direct store delivery vehicles	151	117
Building improvements	10	-
Packaging lines	117	147
Temperature control and product storage	10	38
Salesman’s vehicles	-	83

Additions to property, plant and equipment	$2,163	$1,331

18 of 23

Cash used in financing activities for the twenty-four weeks ended:

	April 18, 2014	April 19, 2013
Shares repurchased	$(126)	$(23)
Payment of capital lease obligations	(106)	(102)
Cash dividends paid	-	(458)
Net cash used in financing activities	$(232)	$(583)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of April 18, 2014, 164,666 shares were still authorized for repurchase under the program.

A one-time cash dividend was paid in the amount of five cents per share during the first twenty-four weeks of the 2013 fiscal year.

We invested in transportation equipment during the third quarter of fiscal 2012 financed by a capital lease obligation in the amount of $1,848.  The term of the lease is six years.  The total capital lease obligation remaining as of April 18, 2014 is $1,453. The capital lease arrangement replaces the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2015. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth no less than 2.5 to 1.0, a Quick Ratio not less than 1.0 to 1.0 and a minimum quarterly net income after tax of one dollar. The Company was in violation of the net income covenant which was subsequently waived (per letter dated May 15, 2014). There were no borrowings under this line of credit during fiscal 2014 to date or fiscal 2013.

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended April 18, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended April 18, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 25, 2014 – February 21, 2014	1,505	$9.80	1,505	171,295
February 22, 2014 – March 21, 2014	1,679	9.93	1,679	169,616
March 22, 2014 – April 18, 2014	4,950	9.96	4,950	164,666
Total	8,134	$9.93	8,134

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended April 18, 2014.

(2)

All repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 15, 2013 and continuing through and including October 14, 2014, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of April 18, 2014, the total maximum number of shares that may be purchased under the Purchase Plan is 164,666 at a purchase price not to exceed $10.00 per share at a total maximum aggregate price (exclusive of commission) of $1,646,660.

21 of 23

Item 6.

Exhibits

Exhibit No.	Description

31.1	Certification of Chairman of the Board (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2302.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: May 30, 2014	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

23 of 23