Form 10-Q
period 2014-07-11
BRIDGFORD FOODS CORP
filed 2014-08-25
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 11, 2014

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
Yes [ ] No [ X ]

As of August 13, 2014 the registrant had 9,120,836 shares of common stock outstanding.

1 of 24

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Items 1, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 24

Part I.  Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	July 11, 2014	November 1, 2013
	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$975	$8,325
Accounts receivable, less allowance for doubtful accounts of $182 and $119, respectively, and promotional allowances of $4,671 and $3,156, respectively	10,460	12,146
Inventories, less inventory reserves of $972 and $558, respectively (Note 2)	20,051	18,919
Prepaid expenses and other current assets	550	333
Refundable income taxes	192	683
Deferred income taxes, less valuation allowance of $2,276	-	-
Total current assets	32,228	40,406

Property, plant and equipment, net of accumulated depreciation and amortization of $58,652 and $57,352, respectively	12,415	11,212
Other non-current assets	13,556	13,146
Deferred income taxes, less valuation allowance of $5,671	-	-
Total assets	$58,199	$64,764

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$4,677	$4,815
Accrued payroll, advertising and other expenses	6,137	7,631
Current portion of non-current liabilities	3,193	3,200
Total current liabilities	14,007	15,646

Non-current liabilities	14,306	15,663
Total liabilities	28,313	31,309

Commitments and contingencies (Note 3)

Shareholders' equity:
Preferred stock, without par value; authorized - 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized - 20,000 shares; issued and outstanding –9,120 and 9,134 shares, respectively	9,177	9,191
Capital in excess of par value	8,622	8,748
Retained earnings	25,776	29,205
Accumulated other comprehensive loss	(13,689)	(13,689)
Total shareholders' equity	29,886	33,455
Total liabilities and shareholders' equity	$58,199	$64,764

See accompanying notes to condensed consolidated financial statements.

3 of 24

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	12 weeks ended		36 weeks ended
	July 11, 2014	July 12, 2013	July 11, 2014	July 12, 2013

Net sales	$27,915	$29,294	$91,624	$88,649
Cost of products sold	20,486	19,809	64,992	57,354

Gross margin	7,429	9,485	26,632	31,295

Selling, general and administrative expenses	9,812	9,480	30,061	29,274

(Loss) income before taxes	(2,383)	5	(3,429)	2,021
Income tax provision	-	24	-	207

Net (loss) income	$(2,383)	$(19)	$(3,429)	$1,814

Net (loss) income per share – Basic and diluted	$(0.26)	$0.00	$(0.38)	$0.20

Weighted average common shares – Basic and diluted	9,121	9,154	9,126	9,156

Cash dividends paid per share	$-	$-	$-	$0.05

See accompanying notes to condensed consolidated financial statements.

4 of 24

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	36 weeks ended
	July 11, 2014	July 12, 2013
Cash flows from operating activities:

Net (loss) income	$(3,429)	$1,814

Income or charges not affecting cash and cash equivalents:
Depreciation	1,772	1,383
Provision for losses (recoveries) on accounts receivable	64	(22)
Provision for promotional allowances	1,515	752
Gain on sale of property, plant and equipment	(79)	(22)

Accounts receivable	107	(583)
Inventories	(1,132)	(2,326)
Prepaid expenses and other current assets	274	201
Other non-current assets	(409)	(616)
Accounts payable	(139)	(140)
Accrued payroll, advertising and other expenses	(1,507)	(500)
Non-current liabilities	(1,209)	716

Net cash (used in) provided by operating activities	(4,172)	657

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	90	27
Additions to property, plant and equipment	(2,986)	(3,291)

Net cash used in investing activities	(2,896)	(3,264)

Cash used in financing activities:
Shares repurchased	(140)	(59)
Payment of capital lease obligations	(142)	(138)
Cash dividends paid	-	(458)

Net cash used in financing activities	(282)	(655)

Net decrease in cash and cash equivalents	(7,350)	(3,262)

Cash and cash equivalents at beginning of period	8,325	9,744

Cash and cash equivalents at end of period	$975	$6,482

Supplemental cash flow information:

Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

5 of 24

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve and thirty-six weeks ended July 11, 2014 and July 12, 2013 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2013 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  Recent accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses.  The carrying amount of these instruments approximate fair market value due to their short term maturity.  At July 11, 2014, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

For the thirty-six weeks ended July 11, 2014, Wal-Mart® accounted for 27.0% of consolidated revenues and 22.8% of consolidated accounts receivable. For the thirty-six weeks ended July 11, 2014, Dollar General® accounted for 10.1% of consolidated revenues and 28.3% of consolidated accounts receivable. For the thirty-six weeks ended July 12, 2013, Wal-Mart® accounted for 20.6% of consolidated revenues and 33.4% of consolidated accounts receivable. No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the thirty-six weeks ended July 11, 2014 or the thirty-six weeks ended July 12, 2013.

Management has evaluated events subsequent to July 11, 2014 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

6 of 24

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited) July 11, 2014	November 1, 2013
Meat, ingredients and supplies	$6,169	$4,291
Work in progress	608	1,290
Finished goods	13,274	13,338
	$20,051	$18,919

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

The total capital lease obligation remaining as of July 11, 2014 is $1,417.  The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life.  The capital lease arrangement replaces the long-standing month-to-month leases of transportation equipment.

The Company also leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements. No material changes have been made to these agreements during the first thirty-six weeks of fiscal 2014.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period.  The contracts are not material.  These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period.   No significant contracts remained unfulfilled at July 11, 2014.  The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

7 of 24

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

The following segment information is presented for the twelve and thirty-six weeks ended July 11, 2014 and July 12, 2013.

Twelve weeks Ended July 11, 2014	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$10,093	$17,822	$-	$-	$27,915
Intersegment sales	-	35	-	(35)	-
Net sales	10,093	17,857	-	(35)	27,915
Cost of products sold	6,639	13,882	-	(35)	20,486
Gross margin	3,454	3,975	-	-	7,429
Selling, general and administrative expenses	3,524	6,288	-	-	9,812
Income (loss) before taxes	(70)	(2,313)	-	-	(2,383)

Total assets	$10,999	$31,834	$15,366	$-	$58,199
Additions to property, plant and equipment	$46	$752	$25	$-	$823

Twelve weeks Ended July 12, 2013	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$10,159	$19,135	$-	$-	$29,294
Intersegment sales	-	249	-	(249)	-
Net sales	10,159	19,384	-	(249)	29,294
Cost of products sold	6,479	13,579	-	(249)	19,809
Gross margin	3,680	5,805	-	-	9,485
Selling, general and administrative expenses	3,776	5,704	-	-	9,480
Income before taxes	(96)	101	-	-	5

Total assets	$12,207	$30,439	$20,139	$-	$62,785
Additions to property, plant and equipment	$591	$1,258	$111	$-	$1,960

8 of 24

Thirty-six weeks Ended July 11, 2014	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$35,128	$56,496	$-	$-	$91,624
Intersegment sales	-	370	-	(370)	-
Net sales	35,128	56,866	-	(370)	91,624
Cost of products sold	22,303	43,059	-	(370)	64,992
Gross margin	12,825	13,807	-	-	26,632
Selling, general and administrative expenses	11,344	18,717	-	-	30,061
Income (loss) before taxes	1,481	(4,910)	-	-	(3,429)

Total assets	$10,999	$31,834	$15,366	$-	$58,199
Additions to property, plant and equipment	$134	$2,862	$(10)	$-	$2,986

Thirty-six weeks Ended July 12, 2013	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals
Sales to external customers	$34,276	$54,373	$-	-	$88,649
Intersegment sales	-	660	-	(660)	-
Net sales	34,276	55,033	-	(660)	88,649
Cost of products sold	21,665	36,349	-	(660)	57,354
Gross margin	12,611	18,684	-	-	31,295
Selling, general and administrative expenses	11,729	17,545	-	-	29,274
Income before taxes	882	1,139	-	-	2,021

Total assets	$12,207	$30,439	$20,139		$62,785
Additions to property, plant and equipment	$707	$2,470	$114		$3,291

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2014 fiscal year to be different from the federal statutory rate due to the state taxes and a change in valuation allowance as follows:

Effective tax rate	%
Federal Statutory rate	34.0
State taxes (net of Federal effect)	15.8
Change in valuation allowance	(39.4)
Other	(10.4)
Total effective tax rate	-

We recorded zero benefit on income taxes for the thirty-six week period ended July 11, 2014, related to federal and state taxes, based on the Company's expected annual effective tax rate. We recorded tax expense for non income related taxes of $41 which are reflected in selling, general and administrative expenses.

Management evaluated the need for a full valuation allowance at the end of the thirty-six weeks ended July 11, 2014. Management evaluated both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance will remain against the net deferred tax assets.

As of July 11, 2014, the Company had federal and state net operating loss carryforwards of approximately $1,394 and $3,302, respectively, based on the tax return for fiscal year ended November 1, 2013.  These loss carryforwards will expire at various dates from 2019 through 2033.

9 of 24

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2009 through 2012. We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2009 through 2012.

Note 6 – Subsequent Events:

On August 11, 2014, the Company decided to exit the direct store delivery route deli business concentrated in California due to declining customer demand, higher operating costs and significant recent losses. As part of our plan, we expect to reduce our employee count by approximately 40 individuals by the end of the fiscal year. During the thirty-six weeks ended July 11, 2014 the deli business accounted for approximately 6% of consolidated sales and cost of sales, 8% of the gross margin, 12% of selling, general and administrative expenses, 43% of the net loss before taxes, 4% of accounts receivable, 4% of inventory, 0% of the net book value of fixed assets, 2% of total assets and 3% of current liabilities. The direct store delivery route deli business was part of the Refrigerated and Snack Food Segment.

The Company borrowed $500 on its $2,000 line of credit with Wells Fargo on August 12, 2014 to fund short term purchases of meat ingredients and other accounts payables.

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

10 of 24

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of June 30, 2014 was 4.33% as compared to 4.65% at November 1, 2013. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial.  The provision for doubtful accounts receivable is based on historical trends and current collection risk.  We have significant amounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss. For the thirty-six weeks ended July 11, 2014, Wal-Mart® accounted for 20.3% of consolidated revenues and 22.8% of consolidated accounts receivable. For the thirty-six weeks ended July 11, 2014, Dollar General® accounted for 10.1% of consolidated revenues and 28.3% of consolidated accounts receivable. For the thirty-six weeks ended July 12, 2013, Wal-Mart® accounted for 20.6% of consolidated revenues and 33.4% of consolidated accounts receivable. No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the thirty-six weeks ended July 11, 2014 or the thirty-six weeks ended July 12, 2013.

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

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences. Management concluded at the end of 2008 that it was more likely than not that deferred tax assets would not be realized and recorded a full valuation allowance on all deferred tax assets during the fourth quarter of fiscal 2008. Management re-evaluated the need for a full valuation allowance as of July 11, 2014. Management evaluated both positive and negative evidence. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard. Therefore, a full valuation allowance remains against the net deferred tax assets at July 11, 2014.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), was signed into law.  The PPACA contains provisions which may impact the Company’s accounting of other postemployment benefit (“OPEB”) obligations in future periods.  Regulatory guidance for implementation of some of the provisions of the PPACA has not yet been established.  Requirements of the law include the removal of the lifetime limits on retiree medical coverage, expanding dependent coverage to age 26 and elimination of pre-existing conditions that may impact OPEB costs.  In addition, the PPACA includes an excise tax in 2018 on the value of benefits that exceed a pre-defined limit which may require changes in benefit plan levels in order to minimize this additional cost. We will continue to assess the accounting implications of the PPACA and its impact on our financial position and results of operations as more legislative and interpretive guidance becomes available.  The potential future effects and cost of complying with the provisions of the PPACA are not determinable at this time.

11 of 24

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

Refrigerated and Snack Food Products Segment

In our Refrigerated and Snack Food Products segment, we distribute both products manufactured by us and products manufactured or processed by third parties.   All items within this segment are considered similar products and have been aggregated at this level.  The dry sausage division includes products such as jerky, meat snacks, sausage and pepperoni products.   Our Refrigerated and Snack Food Products segment sells approximately 120 different items through a direct store delivery network serving approximately 13,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada.  These customers are comprised of large retail chains and smaller “independent” operators.  On August 11, 2014, we made the decision to exit the direct store delivery deli business that included products such as ham, sandwiches, cheese, Mexican food, pastries and other delicatessen type food products due to declining customer demand, higher operating costs and lower profitability.  During the thirty-six weeks ended July 11, 2014 the deli business accounted for approximately 6% of consolidated sales and cost of sales, 8% of the gross margin, 12% of selling, general and administrative expenses, 43% of the net loss before taxes, 4% of accounts receivable, 4% of inventory, 0% of the net book value of fixed assets, 2% of total assets and 3% of current liabilities.

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

Results of Operations for the Twelve Weeks ended July 11, 2014 and July 12, 2013

Net Sales-Consolidated

Net sales decreased by $1,379 (4.7%) to $27,915 in the third twelve-week period of the 2014 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	0.8	250
Unit sales volume in pounds	-4.9	(1,587)
Returns activity	-0.6	(120)
Promotional activity	-	78
Decrease in net sales	-4.7	(1,379)

The decrease in net sales in fiscal 2014 was attributable to a large seasonal program with a customer in the comparative period that did not reoccur in the current year. Selling price per pound increased slightly and unit sales volume in pounds in fiscal 2014 decreased significantly in the Refrigerated and Snack Food segment as discussed in the segment analysis below. Returns increased compared to the same period in fiscal 2013. Promotional activity remained constant.

12 of 24

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $66 (0.6%) to $10,093 in the third twelve-week period of the 2014 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-2.4	(275)
Unit sales volume in pounds	1.6	181
Returns activity	-	2
Promotional activity	0.2	26
Decrease in net sales	-0.6	(66)

The decrease in net sales for the twelve weeks ended July 11, 2014 primarily relates to an unfavorable change in product mix. Returns activity remained constant.  Lower promotional activity compared to the same twelve-week period in fiscal year 2013 favorably impacted net sales.

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products segment, excluding inter-segment sales, decreased by $1,313 (6.9%) to $17,822 in the third twelve-week period of the 2014 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food Products	%	$
Selling price per pound	2.5	526
Unit sales volume in pounds	-8.5	(1,769)
Returns activity	-1.0	(122)
Promotional activity	0.1	52
Decrease in net sales	-6.9	(1,313)

The decrease in net sales in fiscal 2014 was attributable to a large seasonal program with a customer in the 2013 comparative period that did not reoccur in the current year. Higher returns contributed to the decrease in net sales. Promotional activity was slightly lower than the 2013 comparative period.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $677 (3.4%) to $20,486 in the third twelve-week period of the 2014 fiscal year compared to the same twelve-week period in fiscal year 2013.  An increase in meat commodity costs was the primary factor in the increase in cost of products sold as described in the segment analysis below.  The gross margin decreased from 32.4% to 26.6%.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $160 (2.5%) to $6,639 in the third twelve-week period of the 2014 fiscal year compared to the same twelve-week period in fiscal year 2013. Higher flour commodity costs were the primary contributing factor to this increase.  The cost of purchased flour increased approximately $69 in the third twelve-week period of fiscal 2014 compared to the same twelve-week period in the prior year.  Unfavorable product mix changes and higher flour costs caused the gross margin percentage to decrease from 36.2% to 34.2% in the third twelve-week period of fiscal year 2014 compared to the same twelve-week period in the prior fiscal year.

Cost of Products Sold-Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products segment increased by $303 (2.2%) to $13,882 in the third twelve-week period of the 2014 fiscal year compared to the same twelve-week period in fiscal year 2013 due to higher commodity costs partially offset by the drop in sales.  The cost of significant meat commodities increased approximately $2,131 in the third twelve-week period of fiscal 2014 compared to the same period in the prior year.  The gross margin earned in this segment decreased from 30.3% to 22.3% in the third twelve-week period of fiscal year 2014 compared to the prior year primarily as a result of high volume, low margin product sales and higher meat commodity costs.

13 of 24

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $332 (3.5%) to $9,812 in the third twelve-week period of fiscal year 2014 compared to the same twelve-week period in the prior fiscal year.  The table below summarizes the significant expense/gain increases/decreases included in this category:

	12 Weeks Ended
	July 11, 2014	July 12, 2013	Expense Increase (Decrease)
Property and liability insurance	$320	$188	$132
Wages and bonus	3,518	3,393	125
Other SG&A	5,974	5,899	75
Total	$9,812	$9,480	$332

Property and liability insurance costs increased due to significant increases in renewal rates and additional coverage on new asset purchases. Wages and bonuses increased due to higher commissioned sales in the third twelve weeks of the 2014 fiscal year compared to the same period in the prior year. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure.  The major components comprising the increase of “Other SG&A” expenses were increases in healthcare costs, broker commissions and depreciation partially offset by decreases in pension and workers’ compensation costs.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $252 (6.7%) to $3,524 in the third twelve-week period of fiscal year 2014 compared to the same twelve-week period in the prior fiscal year.  The overall decrease in SG&A expenses was mainly due to lower product advertising.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A expenses in the Refrigerated and Snack Food Products segment increased by $584 (10.2%) to $6,288 in the third twelve-week period of fiscal year 2014 compared to the same twelve-week period in the prior fiscal year.  Higher property and liability insurance renewal rates and new asset coverage and depreciation for new vehicles led to the increase in SG&A expenses as compared to the prior year.

Income Taxes-Consolidated

Income tax for the twelve weeks ended July 11, 2014 and July 12, 2013 was as follows:

	July 11, 2014	July 12, 2013
Income tax provision	$-	$24

Effective tax rate	0.0%	480.0%

We recorded zero benefit on income taxes for the twelve-week period ended July 11, 2014, related to federal and state taxes, based on the Company's expected annual effective tax rate.

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s projected available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; and third, the Company considers its outlook of near term profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of July 11, 2014, the Company (1) has a projected federal tax NOL for fiscal 2014, (2) has positive thirty-six month cumulative book income and (3) there are current negative economic trends including lower operating profit and higher commodity costs for meat.  Only the second criterion has been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of July 11, 2014.

14 of 24

Net (Loss) Income -Consolidated

The net loss of $2,383 in the twelve weeks ended July 11, 2014 includes a non-taxable gain on life insurance policies in the amount of $195. The net loss of $19 in the twelve weeks ended July 12, 2013 includes a non-taxable gain on life insurance policies in the amount of $289. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

Results of Operations for the Thirty-Six Weeks ended July 11, 2014 and July 12, 2013

Net Sales-Consolidated

Net sales increased by $2,975 (3.4%) to $91,624 in the thirty-six-week period of the 2014 fiscal year compared to the same thirty-six-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-2.4	(2,338)
Unit sales volume in pounds	8.6	8,428
Returns activity	-1.5	(1,490)
Promotional activity	-1.3	(1,625)
Increase in net sales	3.4	2,975

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

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment, excluding inter-segment sales, increased by $852 (2.5%) to $35,128 in the thirty-six-week period of the 2014 fiscal year compared to the same thirty-six-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	0.7	268
Unit sales volume in pounds	1.3	489
Returns activity	-	(4)
Promotional activity	0.5	99
Increase in net sales	2.5	852

The increase in net sales for the thirty-six weeks ended July 11, 2014 primarily relates to a favorable change in product mix. Returns activity remained constant.  Lower promotional activity compared to the same thirty-six-week period in fiscal year 2013 added to the impact of favorable unit sales volume increases.

Net Sales-Refrigerated and Snack Food Products Segment

Net sales in the Refrigerated and Snack Food Products segment, excluding inter-segment sales, increased by $2,123 (3.9%) to $56,496 in the thirty-six-week period of the 2014 fiscal year compared to the same thirty-six-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Refrigerated and Snack Food Products	%	$
Selling price per pound	-4.4	(2,606)
Unit sales volume in pounds	13.6	7,939
Returns activity	-2.5	(1,486)
Promotional activity	-2.8	(1,724)
Increase in net sales	3.9	2,123

15 of 24

The increase in net sales in fiscal 2014 was attributable to higher unit sales volume (in pounds) compared to the prior year. This volume increase resulted from large seasonal programs with a customer that did not occur in the prior year. The combined selling price per pound in fiscal 2014 decreased since selling prices for these items were significantly lower than prices per pound obtained for other Company products. Higher promotional activity and returns related to these programs partially offset the unit sales volume increase.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $7,638 (13.3%) to $64,992 in the thirty-six-week period of the 2014 fiscal year compared to the same thirty-six-week period in fiscal year 2013.  Higher unit sales volume and increased commodity costs were the primary causes of the increase in cost of products sold as described in the segment analysis below.  The gross margin decreased from 35.3% to 29.1%.

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $638 (2.9%) to $22,303 in the thirty-six-week period of the 2014 fiscal year compared to the same thirty-six-week period in fiscal year 2013. Higher unit sales volume was the primary contributing factor to this increase, partially off-set by lower flour commodity costs year to date.  The cost of purchased flour decreased approximately $102 in the thirty-six-week period of fiscal 2014 compared to the same thirty-six-week period in the prior year.  The gross margin percentage decreased just slightly from 36.8% to 36.5% in the thirty-six-week period of fiscal year 2014 compared to the same thirty-six-week period in the prior fiscal year.

Cost of Products Sold-Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products segment increased by $6,710 (18.5%) to $43,059 in the thirty-six-week period of the 2014 fiscal year compared to the same thirty-six-week period in fiscal year 2013 due to higher unit sales volume.  The cost of significant meat commodities increased approximately $3,025 in the thirty-six-week period of fiscal 2014 compared to the same period in the prior year.  The gross margin earned in this segment decreased from 34.4% to 24.4% in the thirty-six-week period of fiscal year 2014 compared to the prior year primarily as a result of higher meat commodity costs and high volume, low margin product sales.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $787 (2.7%) to $30,061 in the thirty-six-week period of fiscal year 2014 compared to the same thirty-six-week period in the prior fiscal year.  The table below summarizes the significant expense/gain increases/decreases included in this category:

	36 weeks ended
	July 11, 2014	July 12, 2013	Expense Increase (Decrease)
Benefits-healthcare	$1,880	$1,474	$406
Benefits-pension	469	770	(301)
Depreciation	618	331	287
Cash surrender value gain	(410)	(617)	207
Property and liability insurance	648	444	204
Fuel	1,733	1,908	(175)
Customer fines	9	164	(155)
Outside storage	400	247	153
Other SG&A	24,714	24,553	161
Total	$30,061	$29,274	$787

16 of 24

Healthcare costs have increased due to recent unfavorable claim activity. The net periodic pension cost of the defined benefit pension plan decreased due to recent increases in the discount rate. The increase in depreciation expense was due to higher capital expenditures in the prior year. Property and liability insurance costs increased due to significant increases in renewal rates and additional coverage on new asset purchases. The decrease in fuel expense was driven by fewer gallons purchased compared to the prior year period. Customer fines are lower than in the prior year as a result of improved delivery accuracy to warehouse customers. Outside storage increased primarily as a result of increased inventories related to significant sales increases. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough in value to merit separate disclosure.  The major components comprising the increase of “Other SG&A” expenses were higher payments under product licensing agreements, higher consulting fees and higher postage expense.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $385 (3.3%) to $11,344 in the thirty-six-week period of fiscal year 2014 compared to the same thirty-six-week period in the prior fiscal year.  The overall decrease in SG&A expenses was mainly due to lower product advertising and lower bonus expense.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A expenses in the Refrigerated and Snack Food Products segment increased by $1,172 (6.7%) to $18,717 in the thirty-six-week period of fiscal year 2014 compared to the same thirty-six-week period in the prior fiscal year.  Higher payments under labor commissions and licensing agreements, higher property and liability insurance, higher product advertising costs and depreciation for new vehicles led to the increase in SG&A expenses as compared to the prior year.  The increase in SG&A expenses was also related to the increase in sales, increased costs for healthcare and higher outside storage costs.

Income Taxes-Consolidated

Income tax for the thirty-six weeks ended July 11, 2014 and July 12, 2013 was as follows:

	July 11, 2014	July 12, 2013
Income tax provision	$0	$207

Effective tax rate	0.0%	9.1%

We recorded zero benefit on income taxes for the thirty-six-week period ended July 11, 2014, related to federal and state taxes, based on the Company's expected annual effective tax rate.

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s projected available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; and third, the Company considers its outlook of near term continued profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of July 11, 2014, the Company (1) has a projected federal tax NOL for fiscal 2014, (2) has positive thirty-six month cumulative book income and (3) there are current negative economic trends including lower operating profit and higher commodity costs for meat.  Only the second criterion has been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of July 11, 2014.

Net (Loss) Income -Consolidated

A net loss of $3,429 in the thirty-six weeks ended July 11, 2014 includes a non-taxable gain on life insurance policies in the amount of $410.  The net income of $1,814 in the thirty-six weeks ended July 12, 2013 includes a non-taxable gain on life insurance policies in the amount of $617.  Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

17 of 24

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver our products.  Prior to August 2014 (see Note 6 to Condensed Consolidated Financial Statements), we had remained free of bank debt for the past twenty-six years and normally funded our operations from cash balances and cash flow generated from operations.  Historically, we expected positive operating cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales.  Anticipated commodity price trends may affect future cash balances.  However, certain commodities were purchased in advance of our immediate needs to lower the ultimate cost of processing.

Cash flows from operating activities for the thirty-six weeks ended:

	July 11, 2014	July 12, 2013
Net (loss) income	$(3,429)	$1,814
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,772	1,383
Provision for losses (recoveries) on accounts receivable	64	(22)
Provision for Promotional Allowances	1,515	752
Gain on sale of property, plant and equipment	(79)	(22)
Changes in operating working capital	(4,015)	(3,248)
Net cash (used in) provided by operating activities	$(4,172)	$657

For the thirty-six weeks ended July 11, 2014, net cash used in operating activities was $4,172, $4,829 more cash used than during the same period in fiscal 2013.  Net cash used in operating activities increased due to a buildup in inventory of $1,132, increases in accrued payroll, advertising and other expenses of $1,507 as well as a decrease in non-current liabilities of $1,209. The large build up in inventory to satisfy large warehouse customer orders resulted in a significant drain on cash due to the unprecedented increase in meat commodity costs. A large payment of $1,107 was made to increase the loss fund balance on workers’ compensation policies due to adverse claim activity in recent policy years.  The decrease in net accounts receivable, less the allowance for doubtful accounts and promotional allowance, was mainly attributable to higher promotional activity of $1,515. During the thirty-six week period ended July 11, 2014 we funded $714 towards our defined benefit pension plan.   The Company borrowed $500 on the $2,000 line of credit with Wells Fargo on August 12, 2014 to fund short term purchases of meat ingredients and other accounts payables. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislation changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 60 days for the thirty-six-week period ended July 11, 2014, and 64 days for the thirty-six-week period ended July 12, 2013.  Compared with the prior year, the favorable impact on the 2014 cash conversion cycle resulted from lower days sales outstanding in accounts receivable as well as lower days in inventory, primarily due to the liquidation of finished goods inventories during the first quarter of fiscal 2014 during the holiday selling season.

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

18 of 24

Cash used in investing activities for the thirty-six weeks ended:

	July 11, 2014	July 12, 2013
Proceeds from sale of property, plant and equipment	$90	$27
Additions to property, plant and equipment	(2,986)	(3,291)
Net cash used in investing activities	$(2,896)	$(3,264)

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

The table below highlights the additions to property, plant and equipment for the thirty-six weeks ended:

	July 11, 2014	July 12, 2013
Changes in projects in process	$1,741	$1,393
Processing equipment	297	527
Direct store delivery vehicles	663	882
Building improvements	39	134
Packaging lines	183	87
Computer software	6	147
Forklifts	47	-
Temperature control and product storage	10	38
Salesman’s vehicles	-	83

Additions to property, plant and equipment	$2,986	$3,291

Cash used in financing activities for the thirty-six weeks ended:

	July 11, 2014	July 12, 2013
Shares repurchased	$(140)	$(59)
Payment of capital lease obligations	(142)	(138)
Cash dividends paid	-	(458)
Net cash used in financing activities	$(282)	$(655)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of July 11, 2014, 163,110 shares were still authorized for repurchase under the program.

A one-time cash dividend was paid in the amount of five cents per share during the first thirty-six weeks of the 2013 fiscal year.

We invested in transportation equipment during the third quarter of fiscal 2012 financed by a capital lease obligation in the amount of $1,848.  The term of the lease is six years.  The total capital lease obligation remaining as of July 11, 2014 is $1,417. The capital lease arrangement replaces the long-standing month-to-month leases of transportation equipment.

19 of 24

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2015. Under the terms of this line of credit, we may borrow up to $2,000 at an interest rate equal to the bank’s reference rate, unless we elect an optional interest rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth no less than 2.5 to 1.0, a Quick Ratio not less than 1.0 to 1.0 and a minimum quarterly net income after tax of one dollar. The Company was in violation of the net income and Quick Ratio covenants which violations were subsequently waived (per letter dated August 11, 2014). The Company borrowed $500 under this line of credit on August 12, 2014. There were no borrowings under this line of credit during fiscal 2013.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for remainder of the fiscal 2014.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08 Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The guidance modified the definition of a discontinued operation to include disposals that qualify as a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance becomes effective for fiscal years and interim reporting periods beginning on or after December 14, 2014, with early adoption permitted. The Company does not expect this statement will have a material impact on its results of operations or financial position.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents steps for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with no early adoption permitted. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

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

20 of 24

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 11, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

21 of 24

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

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended July 11, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 19, 2014 – May 16, 2014	500	$9.93	500	164,166
May 17, 2014 – June 13, 2014	113	9.43	113	164,053
June 14, 2014 – July 11, 2014	943	8.53	943	163,110
Total	1,556	$9.05	1,556

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended July 11, 2014.

(2)

All repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 15, 2013 and continuing through and including October 14, 2014, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of July 11, 2014, the total maximum number of shares that may be purchased under the Purchase Plan is 163,110 at a purchase price not to exceed $10.00 per share at a total maximum aggregate price (exclusive of commission) of $1,631,100.

22 of 24

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

23 of 24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: August 22, 2014	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

24 of 24