Form 10-K
period 2014-10-31
BRIDGFORD FOODS CORP
filed 2015-01-16
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

     The aggregate market value of voting stock held by non-affiliates of the registrant on April 18, 2014 was $17,183,000.

     As of January 13, 2015, there were 9,112,165 shares of common stock outstanding.

     Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held March 18, 2015 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PART I

Item 1.          Business

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and Bridgford Foods Corporation intends that such forward-looking statements be subject to the safe harbors created thereby. Readers are cautioned that such statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding the following: general economic and business conditions; the impact of competitive product and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Report.

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

The following table shows sales, as a percentage of consolidated sales, for each of these segments for each of the last two fiscal years:

	2014	2013
Frozen Food Products	38%	40%
Refrigerated and Snack Food Products	62%	60%
	100%	100%

We manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products, beef jerky, and a variety of sandwiches and sliced luncheon meats. The products we purchase for resale include a variety of cheeses, salads, party dips, Mexican foods, pastries, and other delicatessen type food products.

	2014	2013
Products manufactured, processed or packaged by Bridgford	96%	93%
Products manufactured or processed by third parties for distribution	4%	7%
	100%	100%

Although we have recently introduced several new products, most of these products have not contributed significantly to our revenue growth for the 2014 fiscal year. Our sales are not subject to material seasonal variations. Historically we have been able to respond quickly to the receipt of orders and, accordingly, do not maintain a significant sales backlog. Bridgford Foods Corporation and its industry generally have no unusual demands or restrictions on working capital items. During the last fiscal year we did not enter into any new markets or any significant contractual or other material relationships.

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

Major Product Classes

Frozen Food Products

Our frozen food products division serves both food service and retail customers. Approximately 160 unique frozen food products are sold through wholesalers, cooperatives, and distributors to approximately 21,000 retail outlets and 24,000 restaurants and institutions.

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

Refrigerated and Snack Food Products

         Through the end of fiscal 2014, our direct store delivery network consisted of two separate divisions, refrigerated and non-refrigerated snack food products. Refrigerated snack food products were distributed through eight different regions located in the southwest, primarily operating in California, Arizona, and Nevada. By the end of fiscal 2014, we ceased refrigerated snack food product distribution because of continued net losses.

During fiscal 2014, our refrigerated and snack food products division sold approximately 220 different items through customer owned distribution centers and a direct store delivery network serving approximately 18,000 supermarkets, mass merchandise and convenience retail stores located in 49 states and Canada. By the end of fiscal 2014, we also ceased our route distribution operations in Canada as a cost cutting measure to concentrate on our core route business in the United States.

Products produced or distributed by the Refrigerated and Snack Food segment are supplied to customers through either direct delivery to customer warehouses or direct-store-delivery to retail locations. We utilize customer managed warehouse distribution centers to lower distribution cost. Product delivered to the customer’s warehouse is then distributed to the store where it is resold to the end consumer.   Our direct-store-delivery system focus emphasizes high quality service of our premium branded product to our customers. We also provide the service of setting up and maintaining the display and restocking our products.

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

Refrigerated and Snack Food Products — Sales and Marketing

Non-refrigerated snack food products are distributed across the United States. Regional sales managers perform several significant functions including identifying and developing new business opportunities and providing customer service and support to our customers. We also utilize the services of brokers, where appropriate, to support efficient product distribution and customer satisfaction.

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

Competition

Our products are sold under highly competitive conditions. All food products can be considered competitive with other food products, but we consider our principal competitors to include national, regional and local producers and distributors of refrigerated, frozen and non-refrigerated snack food products. Several of our competitors include large companies with substantially greater financial and marketing resources than ours. Existing competitors may broaden their product lines and potential competitors may enter or increase their focus on our market, resulting in greater competition for us. We believe that our products compete favorably with those of our competitors. Such competitors’ products compete against ours for retail shelf space, institutional distribution and customer preference.

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

The U.S. Occupational Safety and Health Administration ("OSHA") oversees safety compliance and establishes certain employer responsibilities to help "assure safe and healthful working conditions" and keep the workplace free of recognized hazards or practices likely to cause death or serious injury.   Failure to comply with regulations of OSHA could adversely affect our results of operations. We resolved prior OSHA matters favorably and no unpaid OSHA penalties are outstanding as of October 31, 2014.

To date, federal, state, and local environmental laws and regulations, including those relating to the discharge of materials into the environment, have not had a material effect on our business.

Importance of Key Customers

Sales to Wal-Mart® comprised 28.8% of revenues in fiscal 2014 and 31.8% of total accounts receivable was due from Wal-Mart® at October 31, 2014. Sales to Wal-Mart® comprised 19.6% of revenues in fiscal 2013 and 17.0% of total accounts receivable was due from Wal-Mart® at November 1, 2013. Sales to Dollar General® comprised 9.9% of revenues for fiscal year 2013 and 20.7% of total accounts receivable was due from Dollar General at November 1, 2013.

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

Employees

We had 487 employees at October 31, 2014, approximately 41% of whose employment relationship is governed by collective bargaining agreements. These agreements currently expire between March 2014 and March 2017.  We believe that our relationship with all of our employees is favorable and contracts will be settled favorably. During the fourth quarter of fiscal 2014, we closed the refrigerated snack food products division and withdrew from the Western Conference of Teamsters Pension Plan, terminating approximately 44 employees.

Executive Officers of the Registrant

The names, ages, and positions of all our executive officers as of January 16, 2015 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. William L. Bridgford is the son of Hugh Wm. Bridgford and the nephew of Allan L. Bridgford. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders. Three executive officers are full-time employees of our company, Allan L. Bridgford and Hugh Wm Bridgford worked 60% of full time during fiscal 2014. Allan L. Bridgford reduced his schedule to 50% of full time effective November 1, 2014.

Name	Age	Position(s) with our company
Allan L. Bridgford	79	Vice President and member of the Executive Committee
Hugh Wm. Bridgford	83	Vice President and Chairman of the Executive Committee
William L. Bridgford	60	Chairman and member of the Executive Committee
John V. Simmons	59	President and member of the Executive Committee
Raymond F. Lancy	61	Chief Financial Officer, Executive Vice President, Treasurer and member of the Executive Committee

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

We are subject to general risks in the food industry, including, among other things, risk relating to changes in consumer preferences and product contamination as well as general economic conditions, any of which risks, if realized, could negatively impact our operating results and financial position.

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

Our executive officers and certain other key employees have been primarily responsible for the development and expansion of our business, and the loss of the services of one or more of these individuals could adversely affect us.  Our success will be dependent in part upon our continued ability to recruit, motivate, and retain qualified personnel. We cannot assure that we will be successful in this regard. We have no employment or non-competition agreements with key personnel.

We depend on our major customers and any loss of such customers could have a negative impact on our profitability.

We could suffer significant reductions in revenues and operating incomes if we lost one or more of our largest customers, including Wal-Mart®, which accounted for 28.8% of sales in fiscal year 2014.  Many of our customers, such as supermarkets, warehouse clubs, and food distributors have consolidated in recent years.  Such consolidation has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories while demanding lower pricing and increased promotional programs. These customers also may use their shelf space for their own private label products.  Failure to respond to these trends could reduce our volume and cause us to lower prices or increase promotional spending for our product lines which could adversely affect our profitability.

With more than 80% concentration of beneficial ownership of our stock held by the Bridgford family, there are risks that they can exert significant influence or control over our corporate matters.

Members of the Bridgford family beneficially own, in the aggregate, more than 80% of our outstanding stock. In addition, three members of the Bridgford family currently serve on the Board of Directors.  As a result, members of the Bridgford family have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our shareholders, including amendments to by-laws, election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions.  This concentration of ownership may also delay or prevent a change in control otherwise favored by our other shareholders and could depress our stock price. Additionally, as a result of the Bridgford family’s significant ownership of the outstanding voting stock, we have relied on the “controlled company” exemption from certain corporate governance requirements of the NASDAQ stock market. Therefore, among other things, we have elected not to implement the rule that provides for a nominating committee to identify and recommend nominees to the Board of Directors and have instead elected to have the full Board of Directors perform such function.  Additionally, pursuant to this exemption, our compensation committee, which is made up of independent directors, does not have sole authority to determine the compensation of our executive officers, including our Chairman of the Board.

We participate in Multiemployer Pension Plans which could negatively impact our operations and profitability.

We participate in “multiemployer” pension plans administered by labor unions on behalf of their employees. We pay union dues monthly, a portion of which is used to fund pension benefit obligations to plan participants. The contribution amount may change depending upon the ability of participating companies to fund these pension liabilities as well as the actual and expected returns on pension plan assets. Should we withdraw from the union and cease participation in a union plan, federal law could impose a penalty for additional contributions to the plan. The penalty would be recorded as an expense in the consolidated statement of operations. The ultimate amount of the withdrawal liability is dependent upon several factors including the funded status of the plan and contributions made by other participating companies. During fiscal 2014, we withdrew from the Western Conference of Teamsters Pension Plan and recorded an estimated pension expense and a corresponding non-current liability of $798 related to this plan. The ultimate amount paid may differ from this estimate due to the factors stated above. We continue to participate in other multiemployer union plans. In the event of a full or partial withdrawal from these plans, the impact to our financial statements could be material.

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

*    - property used by Frozen Food Products Segment

**  - property used by Refrigerated and Snack Products Food Segment

***- property used by both Frozen Food Products and Refrigerated and Snack Food Products Segments.

We utilize the foregoing properties for processing, warehousing, distributing and administrative purposes.  The Company also leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements.  We believe that our properties are generally adequate to satisfy our foreseeable needs. Additional properties may be acquired and/or plants expanded if favorable opportunities and conditions arise.

Item 3.          Legal Proceedings

No material legal proceedings were pending against us at October 31, 2014 or as of the date of filing of this Annual Report on Form 10-K. We are likely to be subject to claims arising from time to time in the ordinary course of our business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on us. Any adverse litigation trends and outcomes could significantly and negatively affect our financial results.

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

Fiscal Year 2014	High	Low	Cash Dividends Paid
First Quarter	$10.16	$9.36	$0.00
Second Quarter	$10.20	$9.55	$0.00
Third Quarter	$10.00	$7.79	$0.00
Fourth Quarter	$8.58	$7.77	$0.00

Fiscal Year 2013	High	Low	Cash Dividends Paid
First Quarter	$7.10	$6.46	$0.05
Second Quarter	$8.65	$6.50	$0.00
Third Quarter	$8.25	$7.04	$0.00
Fourth Quarter	$12.39	$7.31	$0.00

On November 12, 2012, Bridgford Foods Corporation issued a press release announcing that its Board of Directors had approved a one-time cash dividend of $0.05 per share of common stock which was distributed on December 24, 2012 to shareholders of record on November 27, 2012.

On January 13, 2015, the closing sale price for our common stock on the Nasdaq Global Market was $7.21 per share. As of January 13, 2015, there were 839 shareholders of record in our common stock.

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

Repurchases of Equity Securities by the Issuer

During fiscal year 2014, we repurchased an aggregate of 19,688 shares of our common stock for $184,117 pursuant to our repurchase plan previously authorized by the Board of Directors.  The following table provides information regarding our repurchases of common stock in each of the four periods comprising the fourth quarter of fiscal year 2014.

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 12, 2014 – August 8, 2014	0	$0	0	163,110
August 9, 2014 – September 5, 2014	3,120	8.09	3,120	159,990
September 6, 2014 – October 3, 2014	1,670	8.06	1,670	158,320
October 4, 2014 – October 31, 2014	620	8.52	620	157,700
Total	5,410	$8.13	5,410

(1)	The periods shown are our fiscal periods during the sixteen-week quarter ended October 31, 2014.

(2)

All repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 15, 2014 and continuing through and including October 14, 2015, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of October 31, 2014, the total maximum number of shares that may be purchased under the Purchase Plan is 157,700 at a purchase price not to exceed $10.00 per share for a total maximum aggregate price (exclusive of commission) of $1,577,000.

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

Results of Operations (in thousands except percentages)

Fiscal Year Ended October 31, 2014 (52 weeks) Compared to Fiscal Year Ended November 1, 2013 (52 weeks)

Net Sales-Consolidated

Net sales in fiscal 2014 increased $4,398 (3.4%) when compared to the prior year.  The changes in net sales were comprised as follows:

Impact on Net Sales - Consolidated
Selling price per pound	-0.4%	$(590)
Unit volume in pounds	5.8%	8,255
Returns activity	-1.0%	(1,419)
Promotional activity	-1.0%	(1,848)
Increase in net sales	3.4%	$4,398

Unit sales volume in pounds in fiscal 2014 increased significantly in the Refrigerated and Snack Food Products segment. Overall, the decrease in selling price per pound in fiscal 2014 primarily relates to product mix changes as discussed in the segment analysis below. Returns activity and promotional spending increased compared to the prior year on a consolidated basis.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment in fiscal 2014 decreased $709 (1.4%) compared to the prior year.  The changes in net sales were comprised as follows:

Impact on Net Sales - Frozen Food Products Segment
Selling price per pound	0.0%	$(19)
Unit volume in pounds	0.0%	(904)
Returns activity	0.1%	35
Promotional activity	-1.5%	179
Decrease in net sales	-1.4%	$(709)

The decrease in net sales for fiscal 2014 primarily relates to an unfavorable change in product mix. Returns were slightly lower compared to the prior year. Higher promotional activity compared to fiscal 2013 added to the impact of relatively no change in unit volume or selling price per pound within the Frozen Food Products segment.

Net Sales-Refrigerated and Snack Food Products Segment

Net sales, excluding intersegment sales, in the Refrigerated and Snack Food Products segment in fiscal 2014 increased $5,107 (6.6%) compared to the prior year. The changes in net sales were comprised as follows:

Impact on Net Sales - Refrigerated and Snack Food Products Segment
Selling price per pound	-0.7%	$(570)
Unit volume in pounds	10.9%	9,159
Returns activity	-1.5%	(1,455)
Promotional activity	-2.1%	(2,027)
Increase in net sales	6.6%	$5,107

The increase in net sales in fiscal 2014 was attributable to higher unit volume (in pounds) compared to the prior year. The volume increase resulted from large seasonal programs that did not occur in the prior year. The combined selling price per pound in fiscal 2014 decreased despite price increases instituted in the non-refrigerated snack food products division in the last half of fiscal year 2014. Lower selling prices in the discontinued refrigerated snack food products division also negatively affected per pound selling prices. Selling prices for large seasonal program items were significantly lower than prices per pound obtained for other Company products. Higher promotional activity and returns related to these programs partially offset the unit sales volume increases.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold in fiscal 2014 increased $11,178 (13.4%) compared to the prior year.  Changes in unit sales volumes and record high meat commodity costs are described in the segment analysis below and were the primary contributing factors to the increase in cost of products sold. The gross margin decreased to 29.0% in fiscal year 2014 compared to 35.2% in fiscal year 2013.

Cost of Products Sold and Gross Margin–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment in fiscal 2014 decreased $647 (2.0%) compared to the prior year primarily as result of lower sales volume and lower commodity costs. The cost of purchased flour decreased approximately $78 in fiscal 2014 compared to the prior year. The gross margin in the Frozen Food Products segment increased slightly from 37.0% in fiscal 2013 to 37.3% in fiscal 2014 due to lower commodity costs.

Cost of Products Sold and Gross Margin–Refrigerated and Snack Food Products Segment

Cost of products sold in the Refrigerated and Snack Food Products segment increased by $11,285 (21.7%) during the 2014 fiscal year compared to the prior year due to higher unit sales volume. The cost of significant meat commodities increased approximately $5,504 during fiscal 2014 compared to the prior year. The gross margin earned in this segment decreased from 34.1% to 23.8% due primarily to higher meat commodity costs and high volume low margin product sales.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses ("SG&A") in fiscal 2014 increased $737 (1.7%) when compared to the prior year.  The increase in this category did not directly correspond to the change in sales.

The table below summarizes the primary expense variances in this category:

	52 weeks Ended		Expense/Loss
	October 31, 2014	November 1, 2013	Increase (Decrease)
Teamster pension withdrawal liability	$798	$-	$798
Pension expense	646	1,373	(727)
Healthcare cost	2,491	2,121	370
Depreciation	1,122	754	368
Fuel	2,422	2,763	(341)
Cash surrender value gain	(514)	(825)	311
Wages and bonus	15,361	15,661	(300)
Insurance	992	721	271
Repairs and maintenance	753	1,025	(272)
Workers’ compensation	772	1,040	(268)
Outside consultants	1,530	1,380	150
Other SG&A	16,716	16,339	377

Total	$43,089	$42,352	$737

During the fourth quarter of fiscal 2014, we closed the refrigerated snack food products division (a division within the Refrigerated and Snack Food Segment involving primarily deli products) and withdrew from the Western Conference of Teamsters Pension Plan. According to the Multi-employer Pension Plan Act of 1980 we are subject to the Western Conference of Teamsters Pension Trust Fund Withdrawal Liability. The decrease in pension expense (non-Teamster) was caused by an increase in the pension liability discount rate. Healthcare costs have increased due to recent unfavorable claim activity. The increase in depreciation expense was due to significant vehicle purchases in recent years. The decrease in fuel expense was driven by lower cost per gallon as compared to the prior year. The cash surrender value gain on life insurance policies decreased due to less favorable changes in the underlying equities that support them compared to fiscal 2013. Lower profits and profit sharing accruals resulted in lower wages and bonus in fiscal year 2014 compared to the prior year and the closing of our refrigerated snack food products division. Higher insurance expense relates to unfavorable trends in renewal rates. Repairs and maintenance decreased due to replacement of vehicles in the Company’s fleet as well as closing the delivery route business concentrated in California. The Company’s workers’ compensation expense decreased in fiscal 2014 as a result of favorable claim trends compared to the prior year. The increase in outside consultants related primarily to legal fees and settlements with former employees. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough in value to merit separate disclosure. The major components comprising the decrease of “Other SG&A” were higher outside storage and postage expenses.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $920 (5.5%) in fiscal year 2014 compared to the prior fiscal year.  The overall decrease in SG&A expenses was mainly due to lower product advertising and lower pension cost.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A expenses in the Refrigerated and Snack Food Products segment increased by $1,657 (6.4%) in fiscal year 2014 compared to the prior fiscal year.  Higher payments under labor commissions and licensing agreements, higher property and liability insurance, higher product advertising costs and depreciation for new vehicles led to the increase in SG&A expenses compared to the prior year. The increase in SG&A expenses was also related to the increase in sales, increased cost for healthcare and higher outside storage costs.

Income Taxes

The effective income tax rate was 2.0% and 5.5% in fiscal years 2014 and 2013, respectively.  The 2014 tax benefit of $88 relates to the reduction in the liability on unrecognized tax benefits related to research and development tax credits being carried forward due to utilization of a net operating loss. In fiscal year 2014, the effective income tax rate differed from the applicable mixed statutory rate of approximately 39.6% primarily due to recording a full valuation allowance of $1,598 (refer to Note 4 of Notes to the Consolidated Financial Statements) on our deferred tax assets.  The 2013 provision for taxes on income of $169 consists of minimum federal and state income taxes.

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; third, the Company considers its outlook of near term continued profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of October 31, 2014, the Company (1) has a federal tax NOL of $6,160, (2) has positive thirty-six month cumulative book income and (3) volatility and recent record highs in commodity costs create uncertainty about the Company's ability to generate future earnings.  Only the second criterion has been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of October 31, 2014.

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

Liquidity and Capital Resources (in thousands except share amounts)

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver to customers. The Company temporarily borrowed on the line of credit during the fourth quarter of fiscal 2014 to provide capital to pay for operating expenses including payments to meat suppliers with seven or less day terms. The Company paid approximately $7.4 million more dollars for the same commodities in fiscal 2014 as compared to their cost in fiscal 2013. There were no borrowings outstanding under this line of credit as of October 31, 2014. The Company is currently in compliance with all provisions of the line of credit agreement. We typically fund our operations from cash balances and cash flow generated from operations.  We normally expect positive operating cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales.  We typically build inventories in the third quarter for anticipated holiday season sales that occur in the fourth and first quarters.  Anticipated commodity price trends may also affect cash balances.  Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing.

Cash flows from operating activities:

	52 Weeks
	2014	2013

Net (loss) income	$(4,344)	$2,916
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,827	2,236
Provision for losses on accounts receivable	28	23

Gain on sale of property, plant and equipment	(152)	(66)
Deferred income taxes, net	1,598	(1,214)
Tax valuation allowance	(1,598)	1,214
Changes in operating working capital	(2,380)	(1,349)
Net cash (used in) provided by operating activities	$(4,021)	$3,760

For the fifty-two weeks ended October 31, 2014, net cash used in operating activities was $4,021, a decrease of $7,781 compared to the fifty-two weeks ended November 1, 2013.  The decrease is primarily related to an increase in inventory in the Refrigerated and Snack Food Products segment as well as an increase in accrued payroll, advertising and other expenses.   During fiscal year 2014 we funded $1,587 towards our defined benefit pension plan.  Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) is relatively quick, and was equal to 57 days for the fifty-two weeks ended October 31, 2014 and 61 days for the fifty-two weeks ended November 1, 2013.  Compared with the prior year, the favorable impact on the 2014 cash conversion cycle resulted from lower days of inventory, primarily due to a selloff of inventory in the Refrigerated and Snack Food Products segment to provide a source of cash to cover payments to meat commodity suppliers at record high prices.

For the fifty-two weeks ended November 1, 2013, net cash provided by our operating activities was $3,760.  The increase was primarily related to net income. During fiscal year 2013, we funded $1,922 towards our defined benefit pension plan.

Cash used in investing activities:

	52 Weeks
	2014	2013
Proceeds from sale of property, plant and equipment	$163	$72
Additions to property, plant and equipment	(3,877)	(4,378)
Net cash used in investing activities	$(3,714)	$(4,306)

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

The table below highlights the additions to property, plant and equipment for the fifty-two weeks ended:

	52 Weeks
	October 31, 2014	November 1, 2013
Temperature control	$10	$38
Processing equipment	2,228	1,516
Packaging lines	250	763
Office and building improvements	438	142
Vehicles for sales and/or delivery	963	1,712
Computer software and hardware	6	264
Forklifts	51	-
Decrease in projects in process	(69)	(57)
Additions to property, plant and equipment	$3,877	$4,378

Cash used in financing activities:

	52 Weeks
	2014	2013
Shares repurchased	$(184)	$(209)
Payments of capital lease obligations	(214)	(206)
Dividends paid	-	(458)
Net cash used in financing activities	$(398)	$(873)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of the end of fiscal year 2014, 157,700 shares were still authorized for repurchase under the program.  A one-time cash dividend of five cents per share of common stock was approved on November 12, 2012 to shareholders of record on November 27, 2012, payable on December 24, 2012.

We invested in transportation equipment during fiscal 2012 financed by a capital lease obligation in the amount of $1,848.  The term of the lease is six years.  The total capital lease obligation remaining as of October 31, 2014 is $1,345.  The capital lease arrangement replaces the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2015. During the fourth quarter of fiscal 2014, we converted our line of credit to a borrowing base line collateralized by accounts receivable. Under the terms of this line of credit, we may borrow up to $6,500 at an interest rate equal to the bank’s prime rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth and a minimum net income after tax and total capital expenditures less than $3,000. The Company was in violation of the capital expenditure covenant which was waived (letter dated December 17, 2013) at October 31, 2014. The Company was also in violation of the tangible net worth and net income covenants which were waived (letter dated December 24, 2014) at October 31, 2014. The Company temporarily borrowed on the line of credit during the fourth quarter of fiscal 2014 to pay for working capital purposes. There were no borrowings under this line of credit as of October 31, 2014. Other than noted above, the Company is currently in compliance with all provisions of the agreement.

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

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for fiscal 2015.

Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

We temporarily utilized interest bearing debt (excluding capital leases) during the fourth quarter of fiscal 2014 to provide capital to pay for operating expenses including payments to meat suppliers with seven or less day terms. As of October 31, 2014 we had no outstanding balance on the line of credit or any other debt or other contractual obligations.

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

We maintain and evaluate a system of internal accounting controls, and a program designed to provide reasonable assurance that our assets are protected and that transactions are performed in accordance with proper authorization, and are properly recorded. This system of internal accounting controls is continually reviewed and modified in response to evolving business conditions and operations and to recommendations made by our independent registered public accounting firm.  We have established a code of conduct.  Our management believes that the accounting and internal control systems provide reasonable assurance that assets are safeguarded and financial information is reliable.

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

Management assessed the effectiveness of our internal control over financial reporting for our fiscal year ended October 31, 2014.  Based on management’s assessment and the above-referenced criteria, management believes that the internal control over financial reporting for our fiscal year ended October 31, 2014 was effective.

Item 9B.           Other Information

Not applicable.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Information set forth in the sections entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for the 2015 Annual Meeting of Shareholders to be held on March 18, 2015 is incorporated herein by reference. Information concerning our executive officers is set forth in Part I, Item 1, hereof under the heading “Executive Officers of the Registrant”.

Item 11.          Executive Compensation

Information set forth in the section entitled “Compensation of Executive Officers” contained in our definitive proxy statement for the 2015 Annual Meeting of Shareholders to be held on March 18, 2015 is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information set forth in the section entitled “Principal Shareholders and Management” contained in our definitive proxy statement for the 2015 Annual Meeting of Shareholders to be held on March 18, 2015 is incorporated herein by reference.

Equity Compensation Plan Information

Not applicable, as we do not have any compensation plans under which our equity securities are authorized for issuance.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

Information set forth in the sections entitled “Proposal 1 – Election of Directors” and “Certain Relationships and Related Party Transactions” contained in our definitive proxy statement for the 2015 Annual Meeting of Shareholders to be held on March 18, 2015 is incorporated herein by reference.

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

Our general legal counsel is the son of the former senior chairman of the board of directors.  As legal counsel to the board, he currently is paid a fee of one thousand eight hundred dollars for each meeting attended. Total fees paid under this arrangement for fiscal year 2014 were approximately twenty-one thousand dollars. Legal services are performed on our behalf and billed by a firm in which he is a partner.  Total fees billed under this arrangement for fiscal year 2014 were approximately one thousand dollars.

Director Allan Bridgford Jr., son of the former senior chairman of the board of directors, is providing consulting services to the Chicago plant and management.  The contract on behalf of the Company with Allan Bridgford Jr. is for consulting services at twelve hundred dollars per day.  Total fees billed under this arrangement for fiscal year 2014 were approximately $173,000.  As a member of the board of directors, he was paid a fee of one thousand eight hundred dollars for each meeting attended during fiscal 2014. Total fees paid under this arrangement for fiscal year 2014 were $8,800. He was reappointed as Director as of January 12, 2015.

Item 14.          Principal Accountant Fees and Services

Information set forth in the sections entitled “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit Services And Permissible Non-Audit Services of Independent Accountants”   contained in our definitive proxy statement for the 2015 Annual Meeting of Shareholders to be held on March 18, 2015 is incorporated herein by reference.

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

Date: January 16, 2015

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

Signature	Title	Date

/s/ WILLIAM L. BRIDGFORD	Chairman of the Board	January 16, 2015
William L. Bridgford	(Principal Executive Officer)

/s/ BRUCE H. BRIDGFORD	Director	January 16, 2015
Bruce H. Bridgford

/s/ JOHN V. SIMMONS	President & Director	January 16, 2015
John V. Simmons

/s/ RAYMOND F. LANCY	Chief Financial Officer, Vice President, Treasurer & Director	January 16, 2015
Raymond F. Lancy	(Principal Financial and Accounting Officer)

/s/ TODD C. ANDREWS	Director	January 16, 2015
Todd C. Andrews

/s/ ALLAN BRIDGFORD JR.	Director	January 16, 2015
Allan Bridgford Jr.

/s/ D. GREGORY SCOTT	Director	January 16, 2015
D. Gregory Scott

/s/ PAUL R. ZIPPWALD	Director	January 16, 2015
Paul R. Zippwald

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Bridgford Foods Corporation

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation (the "Company") as of October 31, 2014 and November 1, 2013 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridgford Foods Corporation as of October 31, 2014 and November 1, 2013 and the results of its consolidated operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

January 16, 2015

BRIDGFORD FOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

October 31, 2014 and November 1, 2013

(in thousands, except per share amounts)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$192	$8,325
Accounts receivable, less allowance for doubtful accounts of $144 and $119, respectively and promotional allowances of $5,810 and $3,156, respectively	10,302	12,146
Inventories, less reserves of $601 and $558, respectively	21,292	18,919
Prepaid expenses	346	333
Refundable income taxes	133	683
Deferred income taxes, less valuation allowance of $2,113 and $2,276, respectively	-	-
Total current assets	32,265	40,406

Property, plant and equipment, net of accumulated depreciation and amortization of $58,450 and $57,352, respectively	12,251	11,212
Other non-current assets	13,660	13,146
Deferred income taxes, less valuation allowance of $8,486 and $5,671, respectively	-	-
Total assets	$58,176	$64,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,780	$4,815
Accrued payroll, advertising and other expenses	6,029	7,631
Current portion of non-current liabilities	2,596	3,200
Total current liabilities	14,405	15,646

Non-current liabilities	18,521	15,663
Total liabilities	32,926	31,309

Contingencies and commitments (Notes 3, 5 and 6)

Shareholders’ equity:
Preferred stock, without par value Authorized, - 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value Authorized, - 20,000 shares; issued and outstanding – 9,113 and 9,134	9,171	9,191
Capital in excess of par value	8,584	8,748
Retained earnings	24,861	29,205
Accumulated other comprehensive loss	(17,366)	(13,689)
Total shareholders’ equity	25,250	33,455
Total liabilities and shareholders’ equity	$58,176	$64,764

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended October 31, 2014 and November 1, 2013

(in thousands, except share and per share amounts)

	52 Weeks
	2014	2013

Net sales	$133,401	$129,003

Cost of products sold	94,744	83,566

Gross margin	38,657	45,437

Selling, general and administrative expenses	43,089	42,352

(Loss) income before taxes	(4,432)	3,085

(Benefit) provision for income taxes	(88)	169

Net (loss) income	$(4,344)	$2,916

Basic (loss) earnings per share	$(0.48)	$0.32

Shares used to compute basic earnings per common share	9,123,593	9,151,939

See accompanying notes to consolidated financial statements

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the fiscal years ended October 31, 2014 and November 1, 2013

(in thousands)

	52 Weeks
	2014	2013
Net (loss) income	$(4,344)	$2,916
Defined benefit pension plans:
Actuarial (loss) gain unrecognized	(3,454)	10,458
Prior service cost	1	1
Other comprehensive (loss) income from defined benefit plans	(3,453)	10,459
Other postretirement benefit plans:
Actuarial (loss) gain	(321)	395
Prior service cost	97	208
Other comprehensive (loss) income from other postretirement benefit plans	(224)	603

Other comprehensive (loss) income, before taxes	(3,677)	11,062

Tax (provision) benefit on other comprehensive loss	1,054	(4,204)
Valuation allowance on tax benefit from items of other comprehensive income	(1,054)	4,204

Change in other comprehensive (loss) income, net of tax	(3,677)	11,062

Comprehensive (loss) income	$(8,021)	$13,978

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the fiscal years ended October 31, 2014 and November 1, 2013

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 2, 2012	9,159	$9,216	$8,932	$26,747	$(24,751)	$20,144
Shares repurchased and retired	(25)	(25)	(184)			(209)
Net income				2,916		2,916
Cash dividends paid				(458)		(458)
Net change in defined benefit plans and other benefit plans					11,062	11,062
Balance, November 1, 2013	9,134	$9,191	$8,748	$29,205	$(13,689)	$33,455
Shares repurchased and retired	(21)	(20)	(164)			(184)
Net loss				(4,344)		(4,344)
Net change in defined benefit plans and other benefit plans					(3,677)	(3,677)
Balance, October 31, 2014	9,113	$9,171	$8,584	$24,861	$(17,366)	$25,250

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended October 31, 2014 and November 1, 2013

(in thousands)

	52 Weeks
	2014	2013

Cash flows from operating activities:
Net (loss) income	$(4,344)	$2,916
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,827	2,236
Provision (recovery) for losses on accounts receivable	28	23
Gain on sale of property, plant and equipment	(152)	(66)
Deferred income taxes, net	1,598	(1,214)
Tax valuation allowance	(1,598)	1,214
Changes in operating assets and liabilities:
Accounts receivable	1,816	(411)
Inventories	(2,373)	(1,564)
Prepaid expenses	(12)	176
Refundable income taxes	549	104
Other non-current assets	(514)	(825)
Accounts payable	965	401
Accrued payroll, advertising and other expenses	(1,602)	1,169
Current portion of non-current liabilities	(627)	(708)
Non-current liabilities	(582)	309
Net cash (used in) provided by operating activities	(4,021)	3,760
Cash used in investing activities:
Proceeds from sale of property, plant and equipment	163	72
Additions to property, plant and equipment	(3,877)	(4,378)
Net cash used in investing activities	(3,714)	(4,306)
Cash used in financing activities:
Shares repurchased	(184)	(209)
Payment of capital lease obligations	(214)	(206)
Cash dividends paid	-	(458)
Net cash used in financing activities	(398)	(873)
Net decrease in cash and cash equivalents	(8,133)	(1,419)

Cash and cash equivalents at beginning of year	8,325	9,744
Cash and cash equivalents at end of year	$192	$8,325

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$70

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share amounts, time periods and percentages)

NOTE 1- The Company and Summary of Significant Accounting Policies:

Bridgford Foods Corporation was organized in 1952. We originally began operations in 1932 as a retail meat market in San Diego, California and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat, and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. For more than the past five years we and our subsidiaries have been primarily engaged in the manufacturing, marketing and distribution of an extensive line of frozen, refrigerated, and snack food products throughout the United States. We have had no significant change in the type of products produced or distributed, nor in the markets we serve.

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

Subsequent events

Management has evaluated events subsequent to October 31, 2014 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements. Based on its review, no material events were identified that require adjustment to the financial statements or additional disclosure.

Concentrations of credit risk

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The carrying amount of cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate fair market value due to the short maturity of these instruments. We maintain cash balances at financial institutions, which may at times exceed the amounts insured by the Federal Deposit Insurance Corporation.  Management does not believe there is significant credit risk associated with these financial institutions. The provision for doubtful accounts receivable is based on historical trends and current collectability risk. We have significant accounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. Sales to Wal-Mart® comprised 28.8% of revenues in fiscal 2014 and 31.8% of total accounts receivable was due from Wal-Mart® at October 31, 2014. Sales to Wal-Mart® comprised 19.6% of revenues in fiscal 2013 and 17.0% of total accounts receivable was due from Wal-Mart® at November 1, 2013. Sales to Dollar General® comprised 9.9% of revenues for fiscal year 2013 and 20.7% of total accounts receivable was due from Dollar General at November 1, 2013.

Business segments

Our Company and its subsidiaries operate in two business segments - the processing and distribution of frozen foods, and the processing and distribution of refrigerated and snack food products.  See Note 7 to the Consolidated Financial Statements for further information.

Fiscal year

We maintain our accounting records on a 52-53 week fiscal basis ending on the Friday closest to October 31. As part of the regular accounting cycle, fiscal years 2014 and 2013 each included 52 weeks.

Revenues

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through a Company owned direct store delivery system. These delivery costs, $5,045 and $5,214 for 2014 and 2013, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements.

We record promotional and returns allowances based on recent and historical trends.  Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product returns.  Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates.  Promotional allowances deducted from sales for fiscal years 2014 and 2013 were $10,868 and $8,988, respectively.

Advertising expenses

Advertising and other promotional expenses are recorded as selling, general and administrative expenses.  Advertising expenses for fiscal years 2014 and 2013 were $3,093 and $3,325, respectively.

Cash and cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills. Cash equivalents totaled $192 at October 31, 2014 and $8,325 at November 1, 2013. All cash and cash equivalents at October 31, 2014 were held at either BB&T or Citibank. All cash and cash equivalents at November 1, 2013 were held at Wells Fargo Bank N.A.

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

Capital Leases

Leased property and equipment that meet capital lease criteria are capitalized at the lower of the present value of the minimum payments required under the lease or the fair value of the asset at inception of the lease and are included within Property, plant and equipment on the consolidated balance sheet. Obligations under capital leases are accounted for as current and noncurrent liabilities on the consolidated balance sheet. Amortization is calculated on a straight-line method based upon the shorter of the estimated useful life of the asset or the lease term.

Life insurance policies

We record the cash surrender value or contract value for life insurance policies as an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period. The cash surrender value is included in other noncurrent assets in the accompanying consolidated balance sheets.

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

Foreign currency transactions

Our foreign branch located in Canada enters into transactions that are denominated in a foreign currency. The related transaction gains and losses arising from changes in exchange rates are not material and are included in selling, general and administrative expenses in the consolidated statements of operations in the period the transaction occurred. Our Canadian branch was closed at the end of fiscal year 2014.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income and additional minimum pension liability adjustments.

Recently issued accounting pronouncements and regulations

           In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The guidance modified the definition of a discontinued operation to include disposals that qualify as a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance becomes effective for fiscal years and interim reporting periods beginning on or after December 14, 2014, with early adoption permitted. The Company does not expect this statement will have a material impact on its results of operations or financial position.

          In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents steps for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with no early adoption permitted. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

NOTE 2- Composition of Certain Financial Statement Captions:

	2014	2013
Inventories:
Meat, ingredients and supplies	$4,716	$4,291
Work in process	1,447	1,290
Finished goods	15,129	13,338
	$21,292	$18,919
Property, plant and equipment:
Land	$1,802	$1,807
Buildings and improvements	14,254	13,845
Machinery and equipment	47,352	44,832
Asset impairment	(234)	(234)
Capital leased trucks	1,848	1,848
Transportation equipment	5,522	6,246
Construction in process	157	220
	70,701	68,564
Accumulated depreciation and amortization	(58,450)	(57,352)
	$12,251	$11,212

Other non-current assets:
Cash surrender value benefits	$13,654	$13,140
Other	6	6
	$13,660	$13,146
Accrued payroll, advertising and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$4,007	$5,400
Accrued advertising and broker commissions	1,278	1,246
Property taxes	327	326
Other	417	659
	$6,029	$7,631

Current portion of non-current liabilities (Note 3):
Defined benefit retirement plan	$1,127	$1,693
Executive retirement plans	467	509
Incentive compensation	718	724
Capital lease obligation	241	231
Postretirement healthcare	43	43
	$2,596	$3,200

Non-current liabilities (Note 3):
Defined benefit retirement plan	$10,830	$8,337
Executive retirement plans	4,227	4,012
Capital lease obligation	1,104	1,328
Incentive compensation	640	1,149
Teamster pension withdrawal liability	798	-
Postretirement healthcare	922	837
	$18,521	$15,663

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

Net pension cost consisted of the following:

	52 Weeks
	2014	2013
Service cost	$135	$174
Interest cost	2,226	2,019
Expected return on plan assets	(3,131)	(2,674)
Amortization of unrecognized loss	830	1,688
Amortization of unrecognized prior service costs	1	1
Net pension cost	$61	$1,208

Net pension costs and benefit obligations are determined using assumptions as of the beginning of each fiscal year. Weighted average assumptions for each fiscal year are as follows:

	2014	2013
Discount rate	4.05%	4.65%
Rate of increase in salary levels	N/A	N/A
Expected return on plan assets	8.00%	8.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	52 Weeks
	2014	2013
Change in plan assets:
Fair value of plan assets - beginning of year	$39,124	$33,266
Employer contributions	1,587	1,922
Actual return on plan assets	2,939	5,163
Benefits paid	(1,330)	(1,227)
Fair value of plan assets - end of year	$42,320	$39,124
Change in benefit obligations:
Benefit obligations - beginning of year	$49,154	$54,468
Service cost	135	174
Interest cost	2,226	2,019
Actuarial (gain) loss	4,093	(6,280)
Benefits paid	(1,331)	(1,227)
Benefit obligations - end of year	54,277	49,154
Funded status of the plans	(11,957)	(10,030)
Unrecognized prior service costs	0	1
Unrecognized net actuarial loss	18,319	14,865
Net amount recognized	$6,362	$4,836

The Company performs an internal rate of return analysis when making the discount rate selection.  The discount rates were based on Citigroup Pension Liability Index as of October 31, 2014 and November 1, 2013 respectively.

Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted-average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. Our expected employer contribution to the plan in fiscal year 2015 is $1,127.

The actual and target allocation for plan assets are as follows:

Asset Class	2014	Target Asset Allocation	2013	Target Asset Allocation
Large Cap Equities	30.9%	30.0%	33.6%	30.0%
Mid Cap Equities	0%	0.0%	0%	0.0%
Small Cap Equities	15.6%	15.0%	13.8%	15.0%
International (equities only)	18.4%	20.0%	19.7%	20.0%
Fixed Income	29.2%	31.0%	28.1%	31.0%
Other (Government/Corporate, Bonds)	2.8%	2.0%	1.5%	2.0%
Cash	3.1%	2.0%	3.3%	2.0%
Total	100.0	100	100.0	100.0

The fair value of our pension plan assets and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	Year Ended 2014
	Level 1	Level 2	Level 3	Total

Total plan assets	$42,320	-	-	$42,320

Expected payments for the pension benefits are as follows:

Fiscal Years	Pension Benefits
2015	$1,762
2016	$1,838
2014	$1,997
2018	$2,105
2019	$2,234
2020-2024	$13,653

Executive Retirement Plans

Non-Qualified Deferred Compensation

Effective January 1, 1991 we adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. We contribute an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination or attainment of retirement age. No benefit expense was recorded under these plans for fiscal years 2014 and 2013.

Supplemental Executive Retirement Plan

In fiscal year 1991, we adopted a non-qualified supplemental retirement plan for certain key employees.  Benefits provided under the plan are equal to 60% of the employee’s final average earnings, less amounts provided by our defined benefit pension plan and amounts available through Social Security.

Benefits payable related to these plans and included in the accompanying consolidated financial statements were $4,694 and $4,521 at October 31, 2014 and November 1, 2013, respectively. In connection with this arrangement we are the beneficiary of life insurance policies on the lives of certain key employees and retirees. The aggregate cash surrender value of these policies, included in non-current assets, was $13,654 and $13,140 at October 31, 2014 and November 1, 2013, respectively.

Expected payments for executive postretirement benefits are as follows:

Fiscal Years	Executive Postretirement Benefits
2014	$470
2015	$274
2016	$69
2017	$111
2018	$287
2019-2023	$2,518

Incentive Compensation Plan for Certain Key Executives

We provide an incentive compensation plan for certain key executives, which is based upon our pretax income. The payment of these amounts is generally deferred over three or five-year periods. The total amount payable related to this arrangement was $1,359 and $1,873 at October 31, 2014 and November 1, 2013, respectively. Future payments are approximately $719, $395, $112, $79 and $42 for fiscal years 2015 through 2019, respectively.

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

Net periodic postretirement healthcare cost consisted of the following:

	52 Weeks
	2014	2013
Service cost	$18	$19
Interest cost	37	31
Amortization of prior service cost	-	-
Amortization of actuarial gain	(65)	(55)
Net periodic postretirement healthcare (benefit) cost	$(10)	$(5)

Weighted average assumptions for the fiscal years ended October 31, 2014 and November 1, 2013 are as follows:

	2014	2013
Discount rate	3.83%	4.35%
Medical trend rate next year	8.50%	8.50%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2021	2020

The table below shows the estimated effect of a 1% increase in healthcare cost trend rate on the following:

	2014	2013
Interest cost plus service cost	$5	$5
Accumulated postretirement healthcare obligation	$78	$69

The table below shows the estimated effect of a 1% decrease in healthcare cost trend rate on the following:

	2014	2013
Interest cost plus service cost	$(4)	$(4)
Accumulated postretirement healthcare obligation	$(64)	$(58)

The healthcare obligation and funded status of this plan as of the fiscal years ended are as follows:

	2014	2013
Change in accumulated postretirement healthcare obligation:
Healthcare obligation - beginning of year	$880	$909
Service cost	18	19
Interest cost	37	31
Actuarial loss (gain)	52	(55)
Benefits paid	(22)	(24)
Healthcare obligation – end of year	$965	$880

Funded status of the plans	965	880
Unrecognized prior service costs	-	-
Unrecognized net actuarial gain	(212)	(329)
Unrecognized amounts recorded in other comprehensive income	212	329
Postretirement healthcare liability	$965	$880

Expected payments for the postretirement benefits are as follows:

Fiscal Years	Postretirement Heathcare Benefits
2015	$43
2016	$43
2017	$43
2018	$42
2019	$41
2020-2024	$427

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

During the fiscal year ended November 3, 2006, we implemented a qualified 401(K) retirement plan (the “Plan”) for our sales, administrative, supervisory and certain other employees. During fiscal years 2014 and 2013, we made total employer contributions to the Plan in the amounts of $500 and $452, respectively.

Teamster Pension Withdrawal Liability

During the fourth quarter of fiscal 2014, we closed the refrigerated snack food products division (a division within the Refrigerated and Snack Food Segment involving primarily deli products) and withdrew from the Western Conference of Teamsters Pension Plan. According to the Multi-employer Pension Plan Act of 1980 we are subject to the Western Conference of Teamsters Pension Trust Fund Withdrawal Liability. We recorded a liability in the amount of $798 as of October 31, 2014. This amount was recorded in other selling and administrative expenses for fiscal 2014. Such amount is not expected to be paid in the near term.

NOTE 4- Income Taxes:

The provision (benefit) for taxes on income includes the following:

	52 Weeks
	2014	2013

Current:
Federal	$(91)	$47
State	3	122
	(88)	169
Deferred:
Federal	-	-
State	-	-

	$(88)	$169

The total tax provision differs from the expected amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	52 Weeks
	2014	2013
Provision (benefit) for federal income taxes at the applicable statutory rate	$(1,477)	$1,049
Increase in provision (benefit) resulting from state income taxes, net of federal income tax benefit	61	488
Research & development tax credit	(25)	(33)
Non-taxable life insurance gain	(175)	(280)
Change in valuation allowance	1,598	(1,214)
Other, net	(70)	159
	$(88)	$169

Deferred income taxes result from differences in the bases of assets and liabilities for tax and accounting purposes.

	2014	2013
Receivables allowance	$58	$50
Returns allowance	163	165
Inventory packaging reserve	165	209
Inventory overhead capitalization	452	391
Incentive compensation	272	178
State taxes	8	49
Employee benefits	911	1,232
Other	84	2
Valuation allowance	(2,113)	(2,276)
Current tax assets, net	$-	$-

State taxes	$263	$186
Incentive compensation	257	487
Pension and health care benefits	6,366	5,356
Depreciation	(1,280)	(1,623)
Net operating loss carry-forward and credits	2,880	1,265
Valuation allowance	(8,486)	(5,671)
Non-current tax assets, net	$-	$-

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; third, the Company considers its outlook of near term continued profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of October 31, 2014, the Company (1) has a federal tax NOL of $6,160, (2) has positive thirty-six month cumulative book income and (3) volatility and recent record highs in commodity costs create uncertainty about the Company's ability to generate future earnings. Only the second criterion has been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of October 31, 2014. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance will remain against the net deferred tax assets.

As of October 31, 2014, the Company had federal and state net operating loss carryforwards of approximately $6,160 and $4,006 respectively.  These loss carryforwards will expire at various dates from 2018 through 2033.

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

As of October 31, 2014, we have provided a liability of $100 for unrecognized tax benefits related to various federal and state income tax matters. A significant portion of this amount would generally reduce our effective income tax rate if recognized in future reporting periods. However, due to the valuation allowance against its deferred tax assets, the unrecognized tax benefit would not have an effect on the Company’s effective income tax rate if recognized in future periods. We have not identified any new unrecognized tax benefits.

As of November 1, 2014, we have provided a liability of $100 for unrecognized tax benefits related to various federal and state income tax matters. A significant portion of this amount would generally reduce our effective income tax rate if recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	52 Weeks
	2014	2013

Balance at beginning of year	$100	$97
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	1	3
Reductions for tax positions of prior years	(1)	-
Settlements	-	-

Balance at end of year	$100	$100

We recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of October 31, 2014, we had approximately $5 in accrued interest and penalties which is included as a component of the $100 unrecognized tax benefit noted above.

Our federal income tax returns are open to audit under the statute of limitations for the years ended October 31, 2011 through 2013.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2009 through 2012.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 5- Line of Credit:

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2015. During the fourth quarter of fiscal 2014, we converted our line of credit to a borrowing base line collateralized by accounts receivable. Under the terms of this line of credit, we may borrow up to $6,500 at an interest rate equal to the bank’s prime rate. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth and a minimum net income after tax and total capital expenditures less than $3,000. The Company was in violation of the capital expenditure covenant which was waived (letter dated December 17, 2013) at October 31, 2014. The Company was also in violation of the tangible net worth and net income covenants which were waived (letter dated December 24, 2014) at October 31, 2014. The Company temporarily borrowed on the line of credit during the fourth quarter of fiscal 2014 to pay for working capital purposes. There were no borrowings under this line of credit as of October 31, 2014. Other than noted above, the Company is currently in compliance with all provisions of the agreement.

NOTE 6- Contingencies and Commitments:

The Company leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements.

Leases for semi-truck trailers expire in 2015 and are classified as operating leases.  Six year leases for semi-trucks expire in 2018 and are classified as capital leases.  Rental payments including prior leases were $574 in 2014 and $581 in 2013. Amortization of equipment under capital lease was $284 in 2014.

The following is a schedule by years of future minimum lease payments for transportation leases:

Fiscal Year	Capital Leases	Operating Leases	Financing Obligations
2015	379	51	430
2016	379	-	379
2017	379	-	379
2018	723	-	723
Total Minimum Lease Payments(a)	$1,860	$51	$1,911
Less: Amount representing executory costs	(380)
Less: Amount representing interest(b)	(135)
Present value of future minimum lease payments(c)	$1,345

(a) Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index. Contingent rentals amounted to $116 in 2014 and $127 in 2013 including prior lease arrangements.

(b) Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

(c) Reflected in the Note 2, as current and noncurrent obligations under capital leases of $241 and $1,104, respectively.

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

The following segment information is for the fiscal years ended October 31, 2014 (52 weeks) and November 1, 2013 (52 weeks):

Segment Information
2014	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals	Refrigerated Products Division*
Sales	$50,740	82,661	-	-	$133,401	6,650
Intersegment sales		446	-	446	-	-
Net sales	50,740	83,107	-	446	133,401	6,650
Cost of products sold	31,790	63,400	-	446	94,744	4,704
Gross margin	18,950	19,707	-	-	38,657	1,946
SG&A	15,715	27,374	-	-	43,089	5,002
Income before taxes	3,235	(7,667)	-	-	(4,432)	(3,056)

Total assets	$11,332	32,427	14,417	-	$58,176
Additions to PP&E	$201	3,601	75	-	$3,877

Segment Information
2013	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals	Refrigerated Products Division*
Sales	$51,449	77,554	-	-	$129,003	11,527
Intersegment sales		986	-	986	-	-
Net sales	51,449	78,540	-	986	129,003	11,527
Cost of products sold	32,437	52,115	-	986	83,566	6,790
Gross margin	19,012	26,425	-	-	45,437	4,737
SG&A	16,635	25,717	-	-	42,352	6,154
Income before taxes	2,377	708	-	-	3,085	(1,417)

Total assets	$13,009	29,821	21,934	-	$64,764
Additions to PP&E	$1,032	3,164	182	-	$4,378

* = At the end of fiscal year 2014, the Company discontinued operation of the refrigerated snack food products division which was reported under the Refrigerated and Snack Food Products segment involving primarily deli products.

NOTE 8- Unaudited Interim Financial Information:

Not applicable to smaller reporting company