Form 10-Q
period 2015-01-23
BRIDGFORD FOODS CORP
filed 2015-03-06
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 23, 2015

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
Yes [ ] No [ X ]

As of March 5, 2015 the registrant had 9,103,737 shares of common stock outstanding.

1 of 21

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Items 1, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 21

Part I.  Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	January 23, 2015	October 31, 2014
	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$4,927	$192
Accounts receivable, less allowance for doubtful accounts of $161 and $144, respectively, and promotional allowances of $6,515 and $5,810, respectively	11,586	10,302
Inventories, less inventory reserves of $477 and $558, respectively (Note 2)	14,375	21,292
Prepaid expenses and other current assets	742	346
Refundable income taxes	62	133
Deferred income taxes, less valuation allowance of $2,113	-	-
Total current assets	31,692	32,265

Property, plant and equipment, net of accumulated depreciation and amortization of $59,087 and $58,450, respectively	11,621	12,251
Other non-current assets	13,726	13,660
Deferred income taxes, less valuation allowance of $8,486	-	-
Total assets	$57,039	$58,176

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$4,764	$5,780
Accrued payroll, advertising and other expenses	6,541	6,029
Current portion of non-current liabilities	1,828	2,596
Total current liabilities	13,133	14,405

Non-current liabilities	18,227	18,521
Total liabilities	31,360	32,926

Commitments and contingencies (Note 3)

Shareholders' equity:
Preferred stock, without par value; authorized - 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized - 20,000 shares; issued and outstanding –9,108 and 9,113 shares, respectively	9,166	9,171
Capital in excess of par value	8,551	8,584
Retained earnings	25,328	24,861
Accumulated other comprehensive loss	(17,366)	(17,366)
Total shareholders' equity	25,679	25,250
Total liabilities and shareholders' equity	$57,039	$58,176

See accompanying notes to condensed consolidated financial statements.

3 of 21

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	12 weeks ended
	January 23, 2015	January 24, 2014

Net sales	$34,712	$32,466
Cost of products sold	25,095	22,198

Gross margin	9,617	10,268

Selling, general and administrative expenses	9,150	10,021

Income before taxes	467	247
Income tax provision	-	13

Net income	$467	$234

Net income per share – Basic and diluted	$0.05	$0.03

Weighted average common shares – Basic and diluted	9,113	9,132

Cash dividends paid per share	$-	$-

See accompanying notes to condensed consolidated financial statements.

4 of 21

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	12 weeks ended
	January 23, 2015	January 24, 2014
Cash flows from operating activities:

Net income	$467	$234

Income or charges not affecting cash and cash equivalents:
Depreciation	722	595
Provision for losses on accounts receivable	52	22
Provision for promotional allowances	704	430
Gain on sale of property, plant and equipment	(29)	(6)

Accounts receivable	(2,040)	2,366
Inventories	6,917	2,229
Prepaid expenses and other current assets	(325)	(485)
Other non-current assets	(66)	(149)
Accounts payable	(1,016)	(180)
Accrued payroll, advertising and other expenses	(258)	(746)
Non-current liabilities	(237)	(583)

Net cash provided by operating activities	4,891	3,727

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	29	6
Additions to property, plant and equipment	(92)	(496)

Net cash used in investing activities	(63)	(490)

Cash used in financing activities:
Shares repurchased	(38)	(46)
Payment of capital lease obligations	(55)	(53)

Net cash used in financing activities	(93)	(99)

Net increase in cash and cash equivalents	4,735	3,138

Cash and cash equivalents at beginning of period	192	8,325

Cash and cash equivalents at end of period	$4,927	$11,463

Supplemental cash flow information:

Cash paid for income taxes	$12	$-

See accompanying notes to condensed consolidated financial statements.

5 of 21

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve weeks ended January 23, 2015 and January 24, 2014 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2014 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  Recent accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

The October 31, 2014 balance sheet within these interim condensed consolidated financial statements was derived from the audited fiscal 2014 financial statements.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results may vary from these estimates.  Some of the estimates needed to be made by management include the allowance for doubtful accounts, promotional and returns allowances, inventory reserves, the estimated useful lives of property and equipment, and the valuation allowance for the Company’s deferred tax assets. Actual results could materially differ from these estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates. Market conditions and the volatility in stock markets may cause significant changes in the measurement of our pension fund liabilities and the performance of our life insurance policies in future periods.

We participate in “multiemployer” pension plans administered by labor unions on behalf of their employees. We pay monthly contributions to union trust funds, a portion of which is used to fund pension benefit obligations to plan participants. The contribution amount may change depending upon the ability of participating companies to fund these pension liabilities as well as the actual and expected returns on pension plan assets. Should we withdraw from the union and cease participation in a union plan, federal law could impose a penalty for additional contributions to the plan. The penalty would be recorded as an expense in the consolidated statement of operations. The ultimate amount of the withdrawal liability is dependent upon several factors including the funded status of the plan and contributions made by other participating companies. During fiscal 2014, we withdrew from the Western Conference of Teamsters Pension Plan and recorded an estimated pension expense and a corresponding non-current liability of $798 related to this plan. The ultimate amount paid may differ from this estimate due to the factors stated above. We continue to participate in other multiemployer union plans; we currently do not intend to withdraw from such plans. In the event of a full or partial withdrawal from these plans, the impact to our financial statements could be material.

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses.  The carrying amount of these instruments approximate fair market value due to their short term maturity.  At January 23, 2015, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

6 of 21

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated revenues for the twelve weeks ended January 23, 2015 and January 24, 2014, respectively.

Customer Concentration > 10% Sales *

	Wal-Mart
	Sales	AR
January 23, 2015	35.8%	35.4%
January 24, 2014	27.2%	19.2%

 * = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the twelve weeks ended January 23, 2015 or the twelve weeks ended January 24, 2014.

Management has evaluated events subsequent to January 23, 2015 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

Basic and diluted earnings per share

Basic and diluted earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented.  No stock options, warrants, or convertible securities were outstanding as of January 23, 2015 or January 24, 2014, respectively.

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited) January 23, 2015	October 31, 2014
Meat, ingredients and supplies	$4,230	$4,716
Work in progress	1,223	1,447
Finished goods	8,922	15,129
	$14,375	$21,292

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

The total capital lease obligation remaining as of January 23, 2015 is $1,290.  The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life.  The capital lease arrangement replaces the long-standing month-to-month leases of transportation equipment.

The Company also leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. No material changes have been made to these agreements during the first twelve weeks of fiscal 2015.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period.  The contracts are not material.  These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period.   No significant contracts remained unfulfilled at January 23, 2015.  The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

7 of 21

Note 4 - Segment Information:

The Company has two reportable operating segments, Frozen Food Products (the processing and distribution of frozen products) and Snack Food Products (the processing and distribution of meat and other convenience foods).

We evaluate each segment's performance based on revenues and operating income. Selling, general and administrative expenses include corporate accounting, information systems, human resource management and marketing, which are managed at the corporate level. These activities are allocated to each operating segment based on revenues and/or actual usage.

The following segment information is presented for the twelve weeks ended January 23, 2015 and January 24, 2014.

Segment Information
Twelve weeks Ended January 23, 2015	Frozen Food Products	Snack Food Products	Other	Elimination	Totals	Refrigerated Deli Products Division*
Sales	$12,653	$22,059	$-	$-	$34,712	$-
Intersegment sales	-	-	-	-	-	-
Net sales	12,653	22,059	-	-	34,712	-
Cost of products sold	7,810	17,285	-	-	25,095	-
Gross margin	4,843	4,774	-	-	9,617	-
SG&A	3,681	5,469	-	-	9,150	-
Income before taxes	1,162	(695)	-	-	467	-

Total assets	$11,154	$26,329	$19,556	$-	$57,039	$-
Additions to PP&E	$97	$58	$(63)	$-	$92	$-

Segment Information
Twelve weeks Ended January 24, 2014	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals	Refrigerated Deli Products Division*
Sales	$12,905	$19,561	$-	$-	$32,466	$1,965
Intersegment sales	-	186	-	(186)	-	-
Net sales	12,905	19,747	-	(186)	32,466	1,965
Cost of products sold	8,168	14,216	-	(186)	22,198	1,312
Gross margin	4,737	5,531	-	-	10,268	653
SG&A	3,872	6,149	-	-	10,021	1,209
Income before taxes	865	(618)	-	-	247	(556)

Total assets	$11,884	$25,949	$25,557	$-	$63,390	$-
Additions to PP&E	$80	$453	$(37)	$-	$496	$-

* = At the end of fiscal year 2014, the Company discontinued operation of the Refrigerated Deli Products Division which was previously included within the Refrigerated and Snack Food Products segment.

8 of 21

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2015 fiscal year to be different from the federal statutory rate due to the state taxes and a change in valuation allowance as follows:

Effective tax rate	%
Federal Statutory rate	34.0
State taxes (net of Federal effect)	(1.4)
Change in valuation allowance	(36.8)
Other	4.2
Total effective tax rate	-

We recorded zero benefit on income taxes for the twelve week period ended January 23, 2015, related to federal and state taxes, based on the Company's expected annual effective tax rate.

Management evaluated the need for a full valuation allowance at the end of the twelve weeks ended January 23, 2015. Management evaluated both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance will remain against the net deferred tax assets.

As of January 23, 2015, the Company had federal and state net operating loss carryforwards of approximately $6,160 and $4,006.  These loss carryforwards will expire at various dates from 2018 through 2033.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2011 through 2013. We are subject to income tax in California and various other state taxing jurisdictions. Our California state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2010 through 2013.

9 of 21

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 (the “Exchange Act”).  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Quarterly Report on Form 10-Q.  Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of January 31, 2015 was 3.48% as compared to 4.05% at October 31, 2014. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial.  The provision for doubtful accounts receivable is based on historical trends and current collection risk.  We have significant receivables with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss.

The table on the next page shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated revenues for the twelve weeks ended January 23, 2015 and January 24, 2014, respectively.

10 of 21

Customer Concentration > 10% Sales *

	Wal-Mart
	Sales	AR
January 23, 2015	35.8%	35.4%
January 24, 2014	27.2%	19.2%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the twelve weeks ended January 23, 2015 or the twelve weeks ended January 24, 2014.

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

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences. Management concluded at the end of 2008 that it was more likely than not that deferred tax assets would not be realized and recorded a full valuation allowance on all deferred tax assets during the fourth quarter of fiscal 2008. Management re-evaluated the need for a full valuation allowance as of January 23, 2015. Management evaluated both positive and negative evidence. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard. Therefore, a full valuation allowance remains against the net deferred tax assets at January 23, 2015.

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

Overview of Reporting Segments

We operate in two business segments – the processing and distribution of frozen products (the Frozen Food Products segment), and the processing and distribution of snack food products (the Snack Food Products segment).  For information regarding the separate financial performance of the business segments refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  We manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products and beef jerky.

11 of 21

Frozen Food Products Segment

In our Frozen Food Products segment, we manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items and sandwiches.  All items within this segment are considered similar products and have been aggregated at this level.  Our Frozen Food Products segment serves both food service and retail customers.  Products produced in this segment are supplied through leased long-haul vehicles to food service and retail distributors that take title to the product upon shipment receipt.  Approximately 160 unique frozen food products are sold through wholesalers, cooperatives and distributors to approximately 21,000 retail outlets and 24,000 restaurants and institutions.

Snack Food Products Segment

In our Snack Food Products segment, we primarily distribute products manufactured by us.   All items within this segment are considered similar products and have been aggregated at this level.  The dry sausage division includes products such as jerky, meat snacks, sausage and pepperoni products.   This segment sells approximately 100 different items through a direct store delivery network serving approximately 13,000 supermarkets, mass merchandise and convenience retail stores located in 49 states.  These customers are comprised of large retail chains and smaller “independent” operators.

Products produced or distributed by the Snack Food Products segment are supplied to customers through either direct-store-delivery or direct delivery to customer warehouses. Product delivered using the company-owned fleet direct to the store is considered a direct-store-delivery. In this case, we provide the service of setting up and maintaining the display and stocking our products. Products delivered to customer warehouses are distributed to the retail store and stocked by the customer where it is then resold to the end consumer. Prior to fiscal 2015, the Snack Food Products segment included refrigerated snack food products that were prepared and distributed by our Refrigerated Deli Products Division.  However, we discontinued operation of the Refrigerated Deli Products Division at the end of fiscal 2014 because of continued losses.

Results of Operations for the Twelve Weeks ended January 23, 2015

Net Sales-Consolidated

Net sales increased by $2,246 (6.9%) to $34,712 in the first twelve-week period of the 2015 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	4.3	1,436
Unit sales volume in pounds	9.7	3,232
Returns activity	0.5	119
Promotional activity	0.4	(38)
Continuing operations - Increase in net sales	14.9	4,749
Discontinued Refrigerated Deli Products Division	-8.0	(2,503)
Increase in net sales	6.9	2,246

The increase in net sales in fiscal 2015 was attributable to a large seasonal program with a customer in the current year period that did not occur in same period in the prior year. Selling price per pound and unit sales volume in pounds increased significantly in the Snack Food Products segment as discussed in the segment analysis below. Significant price increases were implemented during the second half of fiscal 2014. Returns decreased compared to the same period in fiscal 2014. Promotional activity was lower on a comparative basis.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $252 (2.0%) to $12,653 in the first twelve-week period of the 2015 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-1.3	(185)
Unit sales volume in pounds	-2.0	(286)
Returns activity	-0.2	(30)
Promotional activity	1.5	249
Decrease in net sales	-2.0	(252)

12 of 21

The decrease in net sales for the twelve weeks ended January 23, 2015 primarily relates to an unfavorable change in product mix. Returns activity also increased.  Lower promotional activity compared to the same twelve-week period in fiscal year 2014 favorably impacted net sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, increased by $2,498 (12.8%) to $22,059 in the first twelve-week period of the 2015 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	8.7	1,621
Unit sales volume in pounds	18.8	3,518
Returns activity	1.2	149
Promotional activity	-0.9	(287)
Continuing operations - Increase in net sales	27.8	5,001
Discontinued Refrigerated Deli Products Division	-15.0	(2,503)
Total - Increase in net sales	12.8	2,498

The increase in net sales in fiscal 2015 was attributable to a large seasonal program with a customer in the current year period that did not occur in same period in the prior year. Lower returns also contributed to the increase in net sales. Promotional activity was higher than the 2014 comparative period. By the end of fiscal 2014, we discontinued operation of our Refrigerated Deli Products Division and ceased refrigerated snack food product distribution because of continued net losses.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $2,897 (13.0%) to $25,095 in the first twelve-week period of the 2015 fiscal year compared to the same twelve-week period in fiscal year 2014.  Significant increases in meat commodity costs and unit sales volume increases were the primary factors causing the increase in cost of products sold as described in the segment analysis below.  The gross margin decreased from 31.6% to 27.7%.

Change in Cost of Products Sold by Segment	$	%	Commodity $ (Decrease) Increase
Frozen Food Products Segment	(358)	(4.4)	(60)
Snack Food Products Segment	4,380	33.9	2,382
Continuing operations	4,022	29.5	2,322
Discontinued Refrigerated Deli Products Division	(1,125)	(16.5)	-
Total	2,897	13.0	2,322

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $358 (4.4%) to $7,810 in the first twelve-week period of the 2015 fiscal year compared to the same twelve-week period in fiscal year 2014. Lower flour commodity costs were the primary contributing factor to this decrease.  The cost of purchased flour decreased approximately $60 in the first twelve-week period of fiscal 2015 compared to the same twelve-week period in the prior year.  Lower flour costs caused the gross margin percentage to increase from 36.7% to 38.3% in the first twelve-week period of fiscal year 2015 compared to the same twelve-week period in the prior fiscal year.

13 of 21

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $3,068 (21.6%) to $17,285 in the first twelve-week period of the 2015 fiscal year compared to the same twelve-week period in fiscal year 2014 due to higher commodity costs and an increase in sales volume.  The cost of significant meat commodities increased approximately $2,382 in the first twelve-week period of fiscal 2015 compared to the same period in the prior year.  The gross margin earned in this segment decreased from 28.3% to 21.6% in the first twelve-week period of fiscal year 2015 compared to the prior year primarily as a result of high volume, low margin product sales and higher meat commodity costs.

Change in Cost of Products Sold by Division	$	%	Commodity $ (Decrease) Increase
Snack Food Products Division	4,380	33.9	2,382
Discontinued Refrigerated Deli Products Division (Includes Intersegment Cost of Product Sold)	(1,312)	(12.3)	-
Total	$3,068	21.6	$2,382

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses decreased by $871 (8.7%) to $9,150 in the first twelve-week period of fiscal year 2015 compared to the same twelve-week period in the prior fiscal year.  The table below summarizes the significant expense/gain increases/decreases included in this category:

	12 Weeks Ended
	January 23, 2015	January 24, 2014	Expense Increase (Decrease)
Wages and bonus	$3,499	$3,243	$256
Product advertising	1,414	1,651	(237)
Other SG&A	4,237	3,918	319
Continuing operations - SG&A	9,150	8,812	338
Discontinued Refrigerated Deli Products Division	-	1,209	(1,209)
Total	$9,150	$10,021	$(871)

Higher sales, profits and profit sharing accruals resulted in increased wages and bonus in the first twelve weeks of the 2015 fiscal year compared to the same period in the prior year. Costs for product advertising decreased compared to the same twelve week period in fiscal 2014 mainly as a result of lower sales and spending trends in the Frozen Food Products Segment during the first quarter of fiscal 2015. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure.  The major components comprising the increase of “Other SG&A” expenses were increases in insurance and depreciation.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $191 (4.9%) to $3,681 in the first twelve-week period of fiscal year 2015 compared to the same twelve-week period in the prior fiscal year.  The overall decrease in SG&A expenses was mainly due to lower product advertising.

14 of 21

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment decreased by $680 (11.1%) to $5,469 in the first twelve-week period of fiscal year 2015 compared to the same twelve-week period in the prior fiscal year.  Most of the decrease was due to the closure of the Refrigerated Deli Products Division at the end of fiscal 2014.

	12 Weeks Ended
	January 23, 2015	January 24, 2014	Expense Increase (Decrease)
Snack Food Products Segment	$5,469	$4,940	$529
Discontinued Refrigerated Deli Products Division	-	1,209	(1,209)
Total	$5,469	$6,149	$(680)

Income Taxes-Consolidated

Income tax for the twelve weeks ended January 23, 2015 and January 24, 2014, repectively, was as follows:

	January 23, 2015	January 24, 2014
Income tax provision	$-	$13

Effective tax rate	0.0%	5.3%

We recorded zero benefit on income taxes for the twelve-week period ended January 23, 2015, related to federal and state taxes, based on the Company's expected annual effective tax rate.

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s projected available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; and third, the Company considers its outlook of near term profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of January 23, 2015, the Company (1) has a projected federal tax NOL for fiscal 2015, (2) has positive thirty-six month cumulative book income and (3) there are current negative economic trends including lower operating profit for the Snack Food Products segment and higher commodity costs for meat.  Only the second criterion has been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of January 23, 2015.

Net Income -Consolidated

The net income of $467 in the twelve weeks ended January 23, 2015 includes a non-taxable gain on life insurance policies in the amount of $66. The net income of $234 in the twelve weeks ended January 24, 2014 includes a non-taxable gain on life insurance policies in the amount of $149. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver our products.  Prior to August 2014, we had remained free of bank debt for the past twenty-six years and normally funded our operations from cash balances and cash flow generated from operations.  Historically, we expect positive operating cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales.  Anticipated commodity price trends may affect future cash balances.  However, certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing.

15 of 21

Cash flows from operating activities for the twelve weeks ended:

	January 23, 2015	January 24, 2014
Net (loss) income	$467	$234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	722	595
Provision for losses on accounts receivable	52	22
Provision for promotional allowances	704	429
Gain on sale of property, plant and equipment	(29)	(6)
Changes in operating working capital	2,975	2,453
Net cash provided by operating activities	$4,891	$3,727

For the twelve weeks ended January 23, 2015, net cash provided by operating activities was $4,891, $1,164 more cash provided than during the same period in fiscal 2014.  Net cash provided by operating activities increased due to a liquidation of inventory of $6,917 and net income of $467. The significant liquidation of inventory related to shipments of product to satisfy large warehouse customer orders during the first quarter of fiscal 2015. The increase in accounts receivable related to a delay in payment from a large customer.  During the twelve week period ended January 23, 2015 we funded $226 towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislation changes in funding requirements. The Company did not borrow on the line of credit with Wells Fargo during the twelve weeks ended January 23, 2015.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 50 days for the twelve week period ended January 23, 2015.  The liquidation of finished goods inventories during the first quarter of fiscal 2015 during the holiday selling season contributed to the quick conversion cycle which was consistent with the prior year comparative quarter.

For the twelve weeks ended January 24, 2014, operating cash flows were increased due to the collection of accounts receivable and liquidation of inventory. Specifically, the lower accounts receivable and inventory balances were due to collection of sales made during the holiday season that occur in the fourth and first quarters. During the twelve week period ended January 24, 2014 we funded $338 towards our defined benefit pension plan.

Cash used in investing activities for the twelve weeks ended:

	January 23, 2015	January 24, 2015
Proceeds from sale of property, plant and equipment	$29	$6
Additions to property, plant and equipment	(92)	(496)
Net cash used in investing activities	$(63)	$(490)

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

The table below highlights additions to property, plant and equipment for the twelve weeks ended:

	January 23, 2015	January 24, 2014
Changes in projects in process	$5	$8
Processing equipment	-	334
Direct store delivery vehicles	48	148
Building improvements	-	6
Packaging lines	11	-
Temperature control and product storage	6	-
Salesman’s vehicles	22	-
Additions to property, plant and equipment	$92	$496

16 of 21

Cash used in financing activities for the twelve weeks ended:

	January 23, 2015	January 24, 2014
Shares repurchased	$(38)	$(46)
Payment of capital lease obligations	(55)	(53)
Cash dividends paid	-	-
Net cash used in financing activities	$(93)	$(99)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of January 23, 2015, 152,972 shares were still authorized for repurchase under the program.

We invested in transportation equipment during the third quarter of fiscal 2012 financed by a capital lease obligation in the amount of $1,848.  The term of the lease is six years.  The total capital lease obligation remaining as of January 23, 2015 is $1,290. The capital lease arrangement replaces the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2016. During the first quarter of fiscal 2015, we converted our line of credit to a revolving line of credit. Under the terms of this line of credit, we may borrow up to $4,000 at an interest rate equal to the bank’s prime rate or Libor plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth and a minimum net income after tax and total capital expenditures less than $3,000. The Company was in compliance with all covenants as of January 23, 2015. There have been no borrowings under this line of credit during fiscal 2015.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for remainder of the fiscal 2015.

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

17 of 21

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

We maintain and evaluate a system of internal accounting controls, and a program of internal auditing designed to provide reasonable assurance that our assets are protected and that transactions are performed in accordance with proper authorization, and are properly recorded. This system of internal accounting controls is continually reviewed and modified in response to evolving business conditions and operations and to recommendations made by the independent registered public accounting firm.  We have established a code of conduct.  Our management believes that the accounting and internal control systems provide reasonable assurance that assets are safeguarded and financial information is reliable.

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 23, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

18 of 21

Part II.  Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended October 31, 2014 should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect our business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period covered by this Report.

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended January 23, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2014 – November 28, 2014	254	$8.08	254	157,446
November 29, 2014 – December 26, 2014	408	7.64	408	157,038
December 27, 2014 – January 23, 2015	4,066	7.91	4,066	152,972
Total	4,728	$7.89	4,728

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended January 23, 2015.

(2)

All repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 15, 2014 and continuing through and including October 14, 2015, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of January 23, 2015, the total maximum number of shares that may be purchased under the Purchase Plan is 152,972 at a purchase price not to exceed $10.00 per share at a total maximum aggregate price (exclusive of commission) of $1,529,720.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: March 6, 2015	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

21 of 21