Form 10-Q
period 2015-04-17
BRIDGFORD FOODS CORP
filed 2015-05-29
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 17, 2015

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
Yes [ ] No [ X ]

As of May 18, 2015 the registrant had 9,098,537 shares of common stock outstanding.

1 of 24

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Items 1, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 24

Part I.  Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	April 17, 2015	October 31, 2014
	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$7,599	$192
Accounts receivable, less allowance for doubtful accounts of $111 and $144, respectively, and promotional allowances of $5,431 and $5,810, respectively	9,654	10,302
Inventories, less inventory reserves of $504 and $558, respectively (Note 2)	15,697	21,292
Prepaid expenses and other current assets	864	346
Refundable income taxes	60	133
Deferred income taxes, less valuation allowance of $2,113	-	-
Total current assets	33,874	32,265

Property, plant and equipment, net of accumulated depreciation and amortization of $59,237 and $58,450, respectively	10,725	12,251
Other non-current assets	13,795	13,660
Deferred income taxes, less valuation allowance of $8,486	-	-
Total assets	$58,394	$58,176

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$4,643	$5,780
Accrued payroll, advertising and other expenses	5,879	6,029
Current portion of non-current liabilities	2,479	2,596
Total current liabilities	13,001	14,405

Non-current liabilities	17,593	18,521
Total liabilities	30,594	32,926

Commitments and contingencies (Note 3)

Shareholders' equity:
Preferred stock, without par value; authorized - 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized - 20,000 shares; issued and outstanding –9,098 and 9,113 shares, respectively	9,156	9,171
Capital in excess of par value	8,480	8,584
Retained earnings	27,530	24,861
Accumulated other comprehensive loss	(17,366)	(17,366)
Total shareholders' equity	27,800	25,250
Total liabilities and shareholders' equity	$58,394	$58,176

See accompanying notes to condensed consolidated financial statements.

3 of 24

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	12 weeks ended		24 weeks ended
	April 17, 2015	April 18, 2014	April 17, 2015	April 18, 2014

Net sales	$26,696	$31,243	$61,407	$63,709
Cost of products sold	16,419	22,308	41,513	44,506

Gross margin	10,277	8,935	19,894	19,203

Selling, general and administrative expenses	8,075	10,215	17,225	20,249

Income before taxes	2,202	(1,280)	2,669	(1,046)
Income tax provision	-	-	-	-

Net income (loss)	$2,202	$(1,280)	$2,669	$(1,046)

Net income (loss) per share – Basic and diluted	$0.24	$(0.14)	$0.29	$(0.11)

Weighted average common shares – Basic and diluted	9,104	9,127	9,109	9,129

Cash dividends paid per share	$-	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

4 of 24

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	24 weeks ended
	April 17, 2015	April 18, 2014
Cash flows from operating activities:

Net income (loss)	$2,669	$(1,046)

Income or charges not affecting cash and cash equivalents:
Depreciation	1,462	1,210
Provision for losses on accounts receivable	45	102
Reduction in (provision for) promotional allowances	379	(1,732)
Gain on sale of property, plant and equipment	(117)	(68)
Accounts receivable	224	3,743
Inventories	5,595	53
Prepaid expenses and other current assets	(445)	(44)
Other non-current assets	(135)	(215)
Accounts payable	(1,137)	(122)
Accrued payroll, advertising and other expenses	(185)	(1,114)
Non-current liabilities	(462)	(1,278)

Net cash provided by (used in) operating activities	7,893	(511)

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	29	77
Additions to property, plant and equipment	(293)	(2,163)

Net cash used in investing activities	(264)	(2,086)

Cash used in financing activities:
Shares repurchased	(119)	(126)
Payment of capital lease obligations	(103)	(106)

Net cash used in financing activities	(222)	(232)

Net increase (decrease) in cash and cash equivalents	7,407	(2,829)

Cash and cash equivalents at beginning of period	192	8,325

Cash and cash equivalents at end of period	$7,599	$5,496

Supplemental cash flow information:

Cash paid for income taxes	$12	$-

Returned OTR (over-the-road) tractors originally financed by capital lease obligation	$(656)	$-

See accompanying notes to condensed consolidated financial statements.

5 of 24

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve and twenty-four weeks ended April 17, 2015 and April 18, 2014 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2014 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  Recent accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

During the twelve weeks ended April 17, 2015, the Company re-evaluated the loss rates used to estimate the liability for self-insured workers compensation based on company specific historical claims and loss experience. As a result, the Company reduced its liability by $264 during the twelve weeks ended April 17, 2015. This change in accounting estimate increased net income by $264 or $0.03 per share.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses.  The carrying amount of these instruments approximate fair market value due to their short term maturity.  At April 17, 2015, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

6 of 24

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated revenues for the twenty-four weeks ended April 17, 2015 and April 18, 2014, respectively.

Customer Concentration > 10% Sales *

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
April 17, 2015	28.4%	32.3%	8.8%	21.8%
April 18, 2014	15.7%	29.2%	-	-

 * = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the twenty-four weeks ended April 17, 2015 or the twenty-four weeks ended April 18, 2014.

Subsequent events

Management has evaluated events subsequent to April 17, 2015 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

Basic and diluted earnings per share

Basic and diluted earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented.  No stock options, warrants, or convertible securities were outstanding as of April 17, 2015 or April 18, 2014, respectively.

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited) April 17, 2015	October 31, 2014
Meat, ingredients and supplies	$5,140	$4,716
Work in progress	730	1,447
Finished goods	9,827	15,129
	$15,697	$21,292

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

Note 3 - Commitments and Contingencies:

We invested in OTR (over-the-road) tractors during the third quarter of fiscal 2012 financed by a capital lease obligation in the amount of $1,848. After reevaluating our fleet delivery needs, we returned five OTR tractors financed by the capital lease arrangement with a remaining liability of $656 during the second quarter of fiscal 2015. Due to timing differences in the principal payments of capital lease obligations and depreciation periods, we recorded a gain on disposal totaling $75 during the quarter ended April 17, 2015.

The total capital lease obligation remaining as of April 17, 2015 is $796.  The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life.  The capital lease arrangement replaced the long-standing month-to-month leases of transportation equipment.

The Company also leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. No material changes have been made to these agreements during the first twenty-four weeks of fiscal 2015.

7 of 24

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period.  The contracts are not material.  These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period.   No significant contracts remained unfulfilled at April 17, 2015.  The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

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

The following segment information is presented for the twelve and twenty-four weeks ended April 17, 2015 and April 18, 2014.

Segment Information
Twelve weeks Ended April 17, 2015	Frozen Food Products	Snack Food Products	Other	Elimination	Totals	Refrigerated Deli Products Division*
Sales	$11,560	$15,136	$-	$-	$26,696	$-
Intersegment sales	-	-	-	-	-	-
Net sales	11,560	15,136	-	-	26,696	-
Cost of products sold	7,103	9,316	-	-	16,419	-
Gross margin	4,457	5,820	-	-	10,277	-
SG&A	3,116	4,959	-	-	8,075	-
Income before taxes	1,341	861	-	-	2,202	-

Total assets	$10,164	$25,750	$22,480	$-	$58,394	$-
Additions to PP&E	$(44)	$171	$74	$-	$201	$-

Segment Information
Twelve weeks Ended April 18, 2014	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals	Refrigerated Deli Products Division*
Sales	$12,130	$19,113	$-	$-	$31,243	$2,045
Intersegment sales	-	148	-	(148)	-	-
Net sales	12,130	19,261	-	(148)	31,243	2,045
Cost of products sold	7,495	14,961	-	(148)	22,308	1,221
Gross margin	4,635	4,300	-	-	8,935	824
SG&A	3,945	6,270	-	-	10,215	1,171
Income before taxes	690	(1,970)	-	-	(1,280)	(347)

Total assets	$11,983	$29,754	$19,235	$-	$60,972	$-
Additions to PP&E	$8	$1,657	$2	$-	$1,667	$-

* = At the end of fiscal year 2014, the Company discontinued operation of the Refrigerated Deli Products Division which was previously included within the Refrigerated and Snack Food Products segment.

8 of 24

Segment Information
Twenty-four weeks Ended April 17, 2015	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals	Refrigerated Deli Products Division*
Sales	$24,213	$37,194	$-	$-	$61,407	$-
Intersegment sales	-	-	-	-	-	-
Net sales	24,213	37,194	-	-	61,407	-
Cost of products sold	14,914	26,599	-	-	41,513	-
Gross margin	9,299	10,595	-	-	19,894	-
SG&A	6,797	10,428	-	-	17,225	-
Income before taxes	2,502	167	-	-	2,669	-

Total assets	$10,164	$25,750	$22,480	$-	$58,394	$-
Additions to PP&E	$53	$229	$11	$-	$293	$-

Segment Information
Twenty-four weeks Ended April 18, 2014	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals	Refrigerated Deli Products Division*
Sales	$25,035	$38,674	$-	$-	$63,709	$4,010
Intersegment sales	-	334	-	(334)	-	-
Net sales	25,035	39,008	-	(334)	63,709	4,010
Cost of products sold	15,663	29,177	-	(334)	44,506	2,536
Gross margin	9,372	9,831	-	-	19,203	1,474
SG&A	7,820	12,429	-	-	20,249	2,378
Income before taxes	1,552	(2,598)	-	-	(1,046)	(904)

Total assets	$11,983	$29,754	$19,235	$-	$60,972	$-
Additions to PP&E	$88	$2,110	$(35)	$-	$2,163	$-

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2015 fiscal year to be different from the federal statutory rate due to the state taxes and a change in valuation allowance as follows:

Effective tax rate	%
Federal Statutory rate	34.0
State taxes (net of Federal effect)	(1.4)
Change in valuation allowance	(36.8)
Other	4.2
Total effective tax rate	-

We recorded zero benefit on income taxes for the twenty-four period ended April 17, 2015, related to federal and state taxes, based on the Company's expected annual effective tax rate.

Management evaluated the need for a full valuation allowance at the end of the twenty-four weeks ended April 17, 2015. Management evaluated both positive and negative evidence.  The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance will remain against the net deferred tax assets.

As of April 17, 2015, the Company had federal and state net operating loss carryforwards of approximately $6,160 and $4,006.  These loss carryforwards will expire at various dates from 2018 through 2033.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2011 through 2013. We are subject to income tax in California and various other state taxing jurisdictions. Our California state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2010 through 2013.

9 of 24

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

During the twelve weeks ended April 17, 2015, the Company re-evaluated the loss rates used to estimate the liability for self-insured workers compensation based on company specific historical claims and loss experience. As a result, the Company reduced its liability by $264 during the twelve weeks ended April 17, 2015. This change in accounting estimate increased net income by $264 or $0.03 per share.

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of March 31, 2015 was 3.75% as compared to 4.05% at October 31, 2014. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

The table on the next page shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated revenues for the twenty-four weeks ended April 17, 2015 and April 18, 2014, respectively.

10 of 24

Customer Concentration > 10% Sales *

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
April 17, 2015	28.4%	32.3%	8.8%	21.8%
April 18, 2014	15.7%	29.2%	-	-

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the twenty-four weeks ended April 17, 2015 or the twenty-four weeks April 18, 2014.

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

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences. Management concluded at the end of 2008 that it was more likely than not that deferred tax assets would not be realized and recorded a full valuation allowance on all deferred tax assets during the fourth quarter of fiscal 2008. Management re-evaluated the need for a full valuation allowance as of April 17, 2015. Management evaluated both positive and negative evidence. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard. Therefore, a full valuation allowance remains against the net deferred tax assets at April 17, 2015.

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

11 of 24

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

Results of Operations for the Twelve Weeks ended April 17, 2015 and April 18, 2014.

Net Sales-Consolidated

Net sales decreased by $4,547 (14.6%) to $26,696 in the second twelve-week period of the 2015 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-13.7	(4,717)
Unit sales volume in pounds	-1.8	(602)
Returns activity	2.9	1,072
Promotional activity	6.4	2,213
Continuing operations - Decrease in net sales	-6.2	(2,034)
Discontinued Refrigerated Deli Products Division	-8.4	(2,513)
Decrease in net sales	-14.6	(4,547)

The decrease in net sales in fiscal 2015 was attributable to a large seasonal low margin program with a customer in the prior year period that did not reoccur in the current year. Selling price per pound and to a lesser extent unit sales volume in pounds decreased significantly in the Snack Food Products segment as discussed in the segment analysis below. Returns and promotional activity were lower than the prior year period due to the large seasonal low margin program mentioned above.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $570 (4.7%) to $11,560 in the second twelve-week period of the 2015 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-2.2	(300)
Unit sales volume in pounds	-5.0	(677)
Returns activity	-0.4	(45)
Promotional activity	2.9	452
Decrease in net sales	-4.7	(570)

12 of 24

The decrease in net sales for the twelve weeks ended April 17, 2015 primarily relates to an unfavorable change in product mix that caused both lower selling prices per pound and unit sales volume in pounds. Returns activity also increased.  Lower promotional activity compared to the same twelve-week period in fiscal year 2014 favorably impacted net sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, decreased by $3,977 (20.8%) to $15,136 in the second twelve-week period of the 2015 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-21.4	(4,416)
Unit sales volume in pounds	0.4	75
Returns activity	4.5	1,117
Promotional activity	8.9	1,759
Continuing operations - Decrease in net sales	-7.6	(1,465)
Discontinued Refrigerated Deli Products Division	-13.2	(2,512)
Total - Decrease in net sales	-20.8	(3,977)

The decrease in net sales in fiscal 2015 was attributable to lower per pound selling prices. The main contributing factor to lower sales during the second quarter of fiscal 2015 was a large low margin program with a customer in the prior year period that did not reoccur in the current year. Returns and promotional activity were lower than the prior year period due to the large seasonal low margin program mentioned above. At the end of fiscal 2014, we discontinued operation of our Refrigerated Deli Products Division and ceased refrigerated snack food product distribution because of continued net losses.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $5,889 (26.4%) to $16,419 in the second twelve-week period of the 2015 fiscal year compared to the same twelve-week period in fiscal year 2014.  The reduction in cost of products sold primarily relates to a large low margin program of high cost beef products in the prior year that did not reoccur in the current year. Overhead spending decreased due to a significant reduction in workers’ compensation, facility repairs, over time wages and lower utility costs. The Company's workers' compensation benefits cost decreased due to a one-time gain of $214 on closing out older policy years and by $79 because of favorable trends in claims experience in the current fiscal year. In addition, workers’ compensation benefits cost decreased by an additional $87 due to a change in accounting method to estimate future liabilities. In addition, lower sales volume contributed to the decrease in cost of products sold as described in the segment analysis below.  The gross margin increased from 28.6% to 38.5%.

Change in Cost of Products Sold by Segment	$	%	Commodity $ (Decrease) Increase
Frozen Food Products Segment	(392)	-1.8	(68)
Snack Food Products Segment	(4,424)	-19.8	530
Continuing operations	(4,816)	-21.6	462
Discontinued Refrigerated Deli Products Division	(1,073)	-4.8	-
Total	(5,889)	-26.4	462

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $392 (5.2%) to $7,103 in the second twelve-week period of the 2015 fiscal year compared to the same twelve-week period in fiscal year 2014. Cost of products sold decreased due to lower sales volume and lower commodity costs. Overhead spending decreased due to significantly lower workers’ compensation costs and lower utility costs. However, this favorable trend was partially off-set by lower overhead absorption. Lower sales volume and to a lesser extent lower flour commodity costs were the primary contributing factors to this decrease.  The cost of purchased flour decreased approximately $68 in the second twelve-week period of fiscal 2015 compared to the same twelve-week period in the prior year.  The gross margin percentage increased slightly from 38.2% to 38.6% in the second twelve-week period of fiscal year 2015 compared to the same twelve-week period in the prior fiscal year.

13 of 24

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $5,645 (37.7%) to $9,316 in the second twelve-week period of the 2015 fiscal year compared to the same twelve-week period in fiscal year 2014 due primarily to a large low margin program of high cost beef products in the prior year that did not reoccur in the current year. Overhead spending decreased due to a significant reduction in workers’ compensation, facility repairs, over time wages and lower utility costs. The cost of significant meat commodities increased approximately $530 in the second twelve-week period of fiscal 2015 compared to the same period in the prior year.  The gross margin earned in this segment increased from 22.5% to 38.5% in the second twelve-week period of fiscal year 2015 compared to the prior year primarily as a result of a favorable change in product mix composed of higher margin product sales.

Change in Cost of Products Sold by Division	$	%	Commodity $ (Decrease) Increase
Snack Food Products Division	(4,424)	-32.9	530
Discontinued Refrigerated Deli Products Division (includes intersegment cost of product sold)	(1,221)	-4.8	-
Total	(5,645)	-37.7	530

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses decreased by $2,140 (20.9%) to $8,075 in the second twelve-week period of fiscal year 2015 compared to the same twelve-week period in the prior fiscal year.  The table below summarizes the significant expense/gain increases/decreases included in this category:

	12 Weeks Ended
	April 17, 2015	April 18, 2014	Expense Increase (Decrease)
Product advertising	$1,061	$1,693	$(632)
Wages and bonus	3,466	2,990	476
Fuel	698	1,092	(394)
Workers’ compensation	(83)	203	(286)
Other SG&A	2,933	3,066	(133)
Continuing operations - SG&A	8,075	9,044	(969)
Discontinued Refrigerated Deli Products Division	-	1,171	(1,171)
Total	$8,075	$10,215	$(2,140)

Costs for product advertising decreased compared to the same twelve week period in fiscal 2014 mainly as a result of lower sales and spending trends in the Frozen Food Products segment during the second quarter of fiscal 2015. Higher profits and profit sharing accruals resulted in increased wages and bonus in the second twelve weeks of the 2015 fiscal year compared to the same period in the prior year. The decrease in fuel expense was driven by per gallon fuel price decreases compared to the prior year as a result of lower trends in petroleum markets. The Company's workers' compensation benefits cost decreased due to a one-time gain of $125 on closing out older policy years and by $46 because of favorable trends in claims experience in the current fiscal year. In addition, workers’ compensation benefits cost decreased by an additional $51 due to a change in accounting method to estimate future liabilities. Recent claim trends have been favorable. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure.  The major components comprising the increase of “Other SG&A” expenses were decreases in healthcare and outside consultants.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $829 (21.0%) to $3,116 in the second twelve-week period of fiscal year 2015 compared to the same twelve-week period in the prior fiscal year.  The overall decrease in SG&A expenses was mainly due to lower product advertising and lower workers’ compensation costs as described above.

14 of 24

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment decreased by $1,311 (20.9%) to $4,959 in the second twelve-week period of fiscal year 2015 compared to the same twelve-week period in the prior fiscal year.  Most of the decrease was due to the closure of the Refrigerated Deli Products Division at the end of fiscal 2014.

	12 Weeks Ended
	April 17, 2015	April 18, 2014	Expense Increase (Decrease)
Snack Food Products Segment	$4,959	$5,099	$(140)
Discontinued Refrigerated Deli Products Division	-	1,171	(1,171)
Total	$4,959	$6,270	$(1,311)

Income Taxes-Consolidated

Income tax for the twelve weeks ended April 17, 2015 and April 18, 2014, respectively, was as follows:

	April 17, 2015	April 18, 2014
Income tax provision	$-	$-

Effective tax rate	0.0%	0.0%

We recorded zero benefit on income taxes for the twelve-week period ended April 17, 2015, related to federal and state taxes, based on the Company's expected annual effective tax rate.

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s projected available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; and third, the Company considers its outlook of near term profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of April 17, 2015 the Company (1) has a projected federal tax NOL for fiscal 2015, (2) has positive thirty-six month cumulative book income and (3) there are current negative economic trends including lower operating profit for the Snack Food Products segment and higher commodity costs for meat.  Only the second criterion has been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of April 17, 2015.

Net Income (loss) -Consolidated

The net income of $2,202 in the twelve weeks ended April 17, 2015 includes a non-taxable gain on life insurance policies in the amount of $70. The net loss of $1,280 in the twelve weeks ended April 18, 2014 includes a non-taxable gain on life insurance policies in the amount of $66. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

Results of Operations for the Twenty-four Weeks ended April 17, 2015 and April 18, 2014

Net Sales-Consolidated

Net sales decreased by $2,302 (3.6%) to $61,407 in the twenty-four week period of the 2015 fiscal year compared to the same twenty-four week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-5.9	(4,028)
Unit sales volume in pounds	5.0	3,377
Returns activity	1.8	1,191
Promotional activity	3.2	2,173
Continuing operations - Increase in net sales	4.1	2,713
Discontinued Refrigerated Deli Products Division	-7.7	(5,015)
Decrease in net sales	-3.6	(2,302)

15 of 24

The decrease in net sales in fiscal 2015 was attributable to a large seasonal low margin program with a customer in the prior year period that did not reoccur in the current year. Selling price per pound decreased and was partially offset by an increase in unit sales volume in pounds in the Snack Food Products segment as discussed in the segment analysis below. Returns decreased compared to the same period in fiscal 2014. Returns and promotional activity were lower than the prior year period due to the large seasonal low margin program mentioned above.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $822 (3.3%) to $24,213 in the twenty-four week period of the 2015 fiscal year compared to the same twenty-four week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-1.7	(489)
Unit sales volume in pounds	-3.4	(959)
Returns activity	-0.3	(74)
Promotional activity	2.1	700
Decrease in net sales	-3.3	(822)

The decrease in net sales for the twenty-four weeks ended April 17, 2015 primarily relates to lower unit sales volume and selling prices per pound. Returns activity also increased.  Lower promotional activity compared to the same twenty-four week period in fiscal year 2014 favorably impacted net sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, decreased by $1,480 (3.8%) to $37,194 in the twenty-four week period of the 2015 fiscal year compared to the same twenty-four week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-9.0	(3,539)
Unit sales volume in pounds	11.0	4,337
Returns activity	3.1	1,266
Promotional activity	3.7	1,471
Continuing operations - Increase in net sales	8.8	3,535
Discontinued Refrigerated Deli Products Division	-12.6	(5,015)
Total - Decrease in net sales	-3.8	(1,480)

The increase in net sales from continuing operations in fiscal 2015 was attributable to increased unit sales volume in pounds partially offset by lower selling prices per pound related to an unfavorable sales mix. Returns and promotional activity were lower than the prior year period due to the large seasonal low margin program mentioned above. At the end of fiscal 2014, we discontinued operation of our Refrigerated Deli Products Division and ceased refrigerated snack food product distribution because of continued net losses. The reduction in sales from the discontinued operation offset the increase in sales from continuing operations.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $2,993 (6.7%) to $41,513 in the twenty-four week period of the 2015 fiscal year compared to the same twenty-four week period in fiscal year 2014 due primarily to a large low margin program of high cost beef products in the prior year that did not reoccur in the current year. Overhead spending decreased due to a significant reduction in workers’ compensation, facility repairs, over-time wages and lower utility costs. The Company's workers' compensation benefits cost decreased due to a one-time gain of $214 on closing out older policy years and by $79 because of favorable trends in claims experience in the current fiscal year. In addition, workers’ compensation benefits cost decreased by an additional $87 due to a change in accounting method to estimate future liabilities. Significant increases in meat commodity costs partially offset the decrease in cost of products sold as described in the segment analysis below.  The gross margin increased from 30.1% to 32.4%.

16 of 24

Change in Cost of Products Sold by Segment	$	%	Commodity $ (Decrease) Increase
Frozen Food Products Segment	(749)	-1.7	(128)
Snack Food Products Segment	(42)	-0.1	2,912
Continuing operations	(791)	-1.8	2,784
Discontinued Refrigerated Deli Products Division	(2,202)	-4.9	-
Total	(2,993)	-6.7	2,784

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $749 (4.8%) to $14,914 in the first twenty-four week period of the 2015 fiscal year compared to the same twenty-four week period in fiscal year 2014. Lower unit volume and to a lesser extent flour commodity costs were the primary contributing factors to this decrease.  The cost of purchased flour decreased approximately $128 in the twenty-four week period of fiscal 2015 compared to the same twenty-four week period in the prior year.  The gross margin percentage increased from 37.4% to 38.4% in the first twenty-four week period of fiscal year 2015 compared to the same twenty-four week period in the prior fiscal year.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $2,578 (8.8%) to $26,599 in the first twenty-four week period of the 2015 fiscal year compared to the same twenty-four week period in fiscal year 2014 due to lower unit sales volume. Cost of products sold was also reduced due to significantly lower workers’ compensation costs and lower utility costs. The cost of significant meat commodities increased approximately $2,912 in the twenty-four week period of fiscal 2015 compared to the same period in the prior year.  The gross margin earned in this segment increased from 25.4% to 28.5% in the twenty-four week period of fiscal year 2015 compared to the prior year primarily as a result of a favorable change in product mix composed of high margin product sales.

Change in Cost of Products Sold by Division	$	%	Commodity $ (Decrease) Increase
Snack Food Products Division	(42)	-3.9	2,912
Discontinued Refrigerated Deli Products Division (includes intersegment cost of product sold)	(2,536)	-4.9	-
Total	(2,578)	-8.8	2,912

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses decreased by $3,024 (14.9%) to $17,225 in the first twenty-four week period of fiscal year 2015 compared to the same twenty-four week period in the prior fiscal year.  The table below summarizes the significant expense/gain increases/decreases included in this category:

	24 Weeks Ended
	April 17, 2015	April 18, 2014	Expense Increase (Decrease)
Wages and bonus	$6,964	$6,228	$736
Product advertising	1,398	2,034	(636)
Fuel	698	1,013	(315)
Workers’ compensation	43	353	(310)
Other SG&A	8,122	8,244	(122)
Continuing operations - SG&A	17,225	17,872	(647)
Discontinued Refrigerated Deli Products Division	-	2,377	(2,377)
Total	$17,225	$20,249	$(3,024)

17 of 24

Higher profits and profit sharing accruals resulted in increased wages and bonus in the first twenty-four weeks of the 2015 fiscal year compared to the same period in the prior year. Costs for product advertising decreased compared to the same twenty-four week period in fiscal 2014 mainly as a result of lower sales and spending trends in the Frozen Food Products Segment during the second quarter of fiscal 2015. The decrease in fuel expense was driven by per gallon fuel price decreases compared to the prior year as a result of lower trends in petroleum markets. The Company's workers' compensation benefits cost decreased due to a one-time gain of $125 on closing out older policy years and by $46 because of favorable trends in claims experience in the current fiscal year. In addition, workers’ compensation benefits cost decreased by an additional $51 due to a change in accounting method to estimate future liabilities. The major components comprising the decrease of “Other SG&A” expenses were decreases in healthcare and outside consultants.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $1,023 (13.1%) to $6,797 in the first twenty-four week period of fiscal year 2015 compared to the same twenty-four week period in the prior fiscal year.  The overall decrease in SG&A expenses was mainly due to lower product advertising and lower workers’ compensation costs as described above.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment decreased by $2,001 (16.1%) to $10,428 in the twenty-four week period of fiscal year 2015 compared to the same twenty-four week period in the prior fiscal year.  Most of the decrease was due to the closure of the Refrigerated Deli Products Division at the end of fiscal 2014.

	24 Weeks Ended
	April 17, 2015	April 18, 2014	Expense Increase (Decrease)
Snack Food Products Segment	$10,428	$10,051	$377
Discontinued Refrigerated Deli Products Division	-	2,378	(2,378)
Total	$10,428	$12,429	$(2,001)

Income Taxes-Consolidated

Income tax for the twenty-four week ended April 17, 2015 and April 18, 2014, respectively, was as follows:

	April 17, 2015	April 18, 2014
Income tax provision	$-	$-

Effective tax rate	0.0%	0.0%

We recorded zero benefit on income taxes for the twenty-four week period ended April 17, 2015, related to federal and state taxes, based on the Company's expected annual effective tax rate.

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s projected available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; and third, the Company considers its outlook of near term profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of April 17, 2015, the Company (1) has a projected federal tax NOL for fiscal 2015, (2) has positive thirty-six month cumulative book income and (3) there are current negative economic trends including lower operating profit for the Snack Food Products segment and higher commodity costs for meat.  Only the second criterion has been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of April 17, 2015.

Net Income (loss) -Consolidated

The net income of $2,669 in the first twenty-four weeks ended April 17, 2015 includes a non-taxable gain on life insurance policies in the amount of $136. The net loss of $1,046 in the first twenty-four weeks ended April 18, 2014 includes a non-taxable gain on life insurance policies in the amount of $215. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

18 of 24

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

Cash flows from operating activities for the twenty-four weeks ended:

	April 17, 2015	April 18, 2014
Net (loss) income	$2,669	$(1,046)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,462	1,210
Provision for losses on accounts receivable	45	102
Reduction in (provision for) promotional allowances	379	(1,732)
Gain on sale of property, plant and equipment	(117)	(68)
Changes in operating working capital	3,455	1,023
Net cash provided by (used in) operating activities	$7,893	$(511)

For the twenty-four weeks ended April 17, 2015, net cash provided by operating activities was $7,893, $8,404 more cash provided than during the same period in fiscal 2014.  Net cash provided by operating activities increased due to a liquidation of inventory of $5,595 and net income of $2,669. The significant liquidation of inventory related to shipments of product to satisfy large warehouse customer orders during the first quarter of fiscal 2015. The decrease in accounts receivable related to lower promotional allowances.  During the twenty-four week period ended April 17, 2015 we funded $556 towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislation changes in funding requirements. The Company did not borrow on the line of credit with Wells Fargo during the twenty-four weeks ended April 17, 2015.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 50 days for the twenty-four week period ended April 17, 2015.  The liquidation of finished goods inventories during the first quarter of fiscal 2015 during the holiday selling season contributed to the quick conversion cycle which was consistent with the prior year comparative quarter.

For the twenty-four weeks ended April 18, 2014, operating cash flows were increased due to the collection of accounts receivable. Specifically, the lower accounts receivable and inventory balances were due to collection of sales made during the holiday season that occur in the fourth and first quarters. During the twenty-four week period ended April 18, 2014 we funded $714 towards our defined benefit pension plan.

Cash used in investing activities for the twenty-four weeks ended:

	April 17, 2015	April 18, 2015
Proceeds from sale of property, plant and equipment	$29	$77
Additions to property, plant and equipment	(293)	(2,163)
Net cash used in investing activities	$(264)	$(2,086)

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

19 of 24

The table below highlights additions to property, plant and equipment for the twenty-four weeks ended:

	April 17, 2015	April 18, 2014
Changes in projects in process	$34	$1,589
Processing equipment	-	286
Direct store delivery vehicles	220	151
Building improvements	-	10
Packaging lines	11	117
Temperature control and product storage	6	10
Salesman’s vehicles	22	-
Additions to property, plant and equipment	$293	$2,163

Cash used in financing activities for the twenty-four weeks ended:

	April 17, 2015	April 18, 2014
Shares repurchased	$(119)	$(126)
Payment of capital lease obligations	(103)	(106)
Cash dividends paid	-	-
Net cash used in financing activities	$(222)	$(232)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of April 17, 2015, 142,632 shares were still authorized for repurchase under the program.

We invested in OTR (over-the-road) tractors during the third quarter of fiscal 2012 financed by a capital lease obligation in the amount of $1,848. After reevaluating our fleet delivery needs, we returned five OTR tractors financed by the capital lease arrangement with a remaining liability of $656 during the second quarter of fiscal 2015. The total capital lease obligation remaining as of April 17, 2015 is $796. The capital lease arrangement replaced the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2016. During the first quarter of fiscal 2015, we converted our line of credit to a revolving line of credit. Under the terms of this line of credit, we may borrow up to $4,000 at an interest rate equal to the bank’s prime rate or Libor plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth and a minimum net income after tax and total capital expenditures less than $3,000. The Company was in compliance with all covenants as of April 17, 2015. There have been no borrowings under this line of credit during fiscal 2015.

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

20 of 24

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

We maintain and evaluate a system of internal accounting controls, and a program of internal auditing designed to provide reasonable assurance that our assets are protected and that transactions are performed in accordance with proper authorization, and are properly recorded. This system of internal accounting controls is continually reviewed and modified in response to evolving business conditions and operations and to recommendations made by the independent registered public accounting firm.  On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published Internal Control-Integrated Framework (2013) (the "2013 Framework") and related illustrative documents as an update to Internal Control-Integrated Framework (1992) (the "1992 Framework"). The Company has adopted the 2013 Framework this fiscal year and has determined that the 17 principles are present and functioning during our assessment of the effectiveness of internal controls. We have established a code of conduct.  Our management believes that the accounting and internal control systems provide reasonable assurance that assets are safeguarded and financial information is reliable.

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended April 17, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve week period ended April 17, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 24, 2015 – February 20, 2015	3,768	$7.92	3,768	149,204
February 21, 2015 – March 20, 2015	5,364	7.88	5,364	143,840
March 21, 2015 – April 17, 2015	1,208	8.32	1,208	142,632
Total	10,340	$7.95	10,340

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended April 17, 2015.

(2)

All repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 15, 2014 and continuing through and including October 14, 2015, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of April 17, 2015, the total maximum number of shares that may be purchased under the Purchase Plan is 142,632 at a purchase price not to exceed $10.00 per share at a total maximum aggregate price (exclusive of commission) of $1,426,320.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: May 29, 2015	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

24 of 24