Form 10-Q
period 2015-07-10
BRIDGFORD FOODS CORP
filed 2015-08-21
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 10, 2015

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

Yes   [   ]                  No [ X ]

As of August 7, 2015 the registrant had 9,088,986 shares of common stock outstanding.

1 of 24

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Items 1, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 24

Part I.  Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	July 10, 2015	October 31, 2014
	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$9,856	$192
Accounts receivable, less allowance for doubtful accounts of $112 and $144, respectively, and promotional allowances of $5,725 and $5,810, respectively	9,320	10,302
Inventories, less inventory reserves of $587 and $558, respectively (Note 2)	16,323	21,292
Prepaid expenses and other current assets	526	346
Refundable income taxes	92	133
Deferred income taxes, less valuation allowance of $2,113	-	-
Total current assets	36,117	32,265

Property, plant and equipment, net of accumulated depreciation and amortization of $59,449 and $58,450, respectively	10,335	12,251
Other non-current assets	13,825	13,660
Deferred income taxes, less valuation allowance of $8,486	-	-
Total assets	$60,277	$58,176

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	$4,781	$5,780
Accrued payroll, advertising and other expenses	4,933	6,029
Current portion of non-current liabilities	3,488	2,596
Income taxes payable	166	-
Total current liabilities	13,368	14,405

Non-current liabilities	17,339	18,521
Total liabilities	30,707	32,926

Commitments and contingencies (Note 3)

Shareholders' equity:
Preferred stock, without par value; authorized - 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized - 20,000 shares; issued and outstanding –9,090 and 9,113 shares, respectively	9,148	9,171
Capital in excess of par value	8,403	8,584
Retained earnings	29,385	24,861
Accumulated other comprehensive loss	(17,366)	(17,366)
Total shareholders' equity	29,712	25,250
Total liabilities and shareholders' equity	$60,277	$58,176

See accompanying notes to condensed consolidated financial statements.

3 of 24

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	12 weeks ended		36 weeks ended
	July 10, 2015	July 11, 2014	July 10, 2015	July 11, 2014

Net sales	$26,489	$27,915	$87,896	$91,624
Cost of products sold	15,869	20,486	57,382	64,992

Gross margin	10,620	7,429	30,514	26,632

Selling, general and administrative expenses	8,623	9,812	25,848	30,061

Income (loss) before taxes	1,997	(2,383)	4,666	(3,429)
Income tax provision	142	-	142	-

Net income (loss)	$1,855	$(2,383)	$4,524	$(3,429)

Net income (loss) per share – Basic and diluted	$0.20	$(0.26)	$0.50	$(0.38)

Weighted average common shares – Basic and diluted	9,095	9,121	9,104	9,126

Cash dividends paid per share	$-	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

4 of 24

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	36 weeks ended
	July 10, 2015	July 11, 2014
Cash flows from operating activities:

Net income (loss)	$4,524	$(3,429)

Income or charges not affecting cash and cash equivalents:
Depreciation	2,095	1,772
Provision for losses on accounts receivable	20	64
Provision for promotional allowances	85	1,515
Gain on sale of property, plant and equipment	(122)	(79)
Accounts receivable	877	107
Inventories	4,969	(1,132)
Prepaid expenses and other current assets	(139)	274
Other non-current assets	(165)	(409)
Accounts payable	(999)	(139)
Accrued payroll, advertising and other expenses	43	(1,507)
Non-current liabilities	(691)	(1,209)

Net cash provided by (used in) operating activities	10,497	(4,172)

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	47	90
Additions to property, plant and equipment	(549)	(2,986)

Net cash used in investing activities	(502)	(2,896)

Cash used in financing activities:
Shares repurchased	(204)	(140)
Payment of capital lease obligations	(127)	(142)

Net cash used in financing activities	(331)	(282)

Net increase (decrease) in cash and cash equivalents	9,664	(7,350)

Cash and cash equivalents at beginning of period	192	8,325

Cash and cash equivalents at end of period	$9,856	$975

Supplemental cash flow information:

Cash paid for income taxes	$45

Returned OTR (over-the-road) tractors originally financed by capital lease obligation	$(656)	$-

See accompanying notes to condensed consolidated financial statements.

5 of 24

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve and thirty-six weeks ended July 10, 2015 and July 11, 2014 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2014 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  Recent accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

During the second quarter of fiscal 2015, the Company re-evaluated the loss rates used to estimate the liability for self-insured workers compensation based on company specific historical claims and loss experience. As a result, the Company recorded a reduction in cost of sales of $233, a reduction in selling, general and administrative expenses of $137 and thus reduced its liability by $370 during the thirty-six weeks ended July 10, 2015. This change in accounting estimate increased net income by $370 or $0.04 per share.

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

During fiscal 2014, we withdrew from the Western Conference of Teamsters Pension Plan and recorded an estimated pension expense and a corresponding non-current liability of $798 related to this plan. During the quarter ended July 10, 2015, the Company received a notice and demand for payment in the amount of $798. The payment amount may be paid in one lump sum or monthly installments at the discretion of the Company.  In addition, the Company can request a fund review or, if desired, the determination may be disputed through arbitration.  The Company expects the full outstanding amount to be paid by October 2015 this liability and was reclassified as a current liability in the accompanying balance sheet. The ultimate amount paid may differ from this estimate due to the factors stated above. We continue to participate in other multiemployer union plans; we currently do not intend to withdraw from such plans. In the event of a full or partial withdrawal from these plans, the impact to our financial statements could be material.

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses.  The carrying amount of these instruments approximate fair market value due to their short term maturity.  At July 10, 2015, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

6 of 24

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated revenues for the thirty-six weeks ended July 10, 2015 and July 11, 2014, respectively.

Customer Concentration > 20% of AR or 10% Sales *

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
July 10, 2015	31.9%	45.5%	8.6%	13.3%
July 11, 2014	27.0%	22.8%	10.1%	28.3%

 * = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the thirty-six weeks ended July 10, 2015 or the thirty-six weeks ended July 11, 2014.

Subsequent events

Management has evaluated events subsequent to July 10, 2015 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

Basic and diluted earnings per share

Basic and diluted earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented.  No stock options, warrants, or convertible securities were outstanding as of July 10, 2015 or July 11, 2014, respectively.

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited) July 10, 2015	October 31, 2014
Meat, ingredients and supplies	$5,115	$4,716
Work in progress	935	1,447
Finished goods	10,273	15,129
	$16,323	$21,292

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

The total capital lease obligation remaining as of July 10, 2015 is $772.  The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life.  The capital lease arrangement replaced the long-standing month-to-month leases of transportation equipment.

The Company also leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. No material changes have been made to these agreements during the first thirty-six weeks of fiscal 2015.

7 of 24

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period.  The contracts are not material.  These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period.   No significant contracts remained unfulfilled at July 10, 2015.  The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

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

The following segment information is presented for the twelve and thirty-six weeks ended July 10, 2015 and July 11, 2014.

Segment Information
Twelve weeks Ended July 10, 2015	Frozen Food Products	Snack Food Products	Other	Elimination	Totals	Refrigerated Deli Products Division*
Sales	$9,869	$16,620	$-	$-	$26,489	$-
Intersegment sales	-	-	-	-	-	-
Net sales	9,869	16,620	-	-	26,489	-
Cost of products sold	6,047	9,822	-	-	15,869	-
Gross margin	3,822	6,798	-	-	10,620	-
SG&A	3,237	5,386	-	-	8,623	-
Income before taxes	585	1,412	-	-	1,997	-

Total assets	$9,741	$25,963	$24,573	$-	$60,277	$-
Additions to PP&E	$35	$222	$(1)	$-	$256	$-

Segment Information
Twelve weeks Ended July 11, 2014	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals	Refrigerated Deli Products Division*
Sales	$10,093	$17,822	$-	$-	$27,915	$1,909
Intersegment sales	-	35	-	(35)	-	-
Net sales	10,093	17,857	-	(35)	27,915	1,909
Cost of products sold	6,639	13,882	-	(35)	20,486	1,460
Gross margin	3,454	3,975	-	-	7,429	449
SG&A	3,524	6,288	-	-	9,812	1,193
Income before taxes	(70)	(2,313)	-	-	(2,383)	(744)

Total assets	$10,999	$31,834	$15,366	$-	$58,199	$-
Additions to PP&E	$46	$752	$25	$-	$823	$-

* = At the end of fiscal year 2014, the Company discontinued operation of the Refrigerated Deli Products Division which was previously included within the Refrigerated and Snack Food Products segment.

8 of 24

Segment Information
Thirty-six weeks Ended July 10, 2015	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals	Refrigerated Deli Products Division*
Sales	$34,082	$53,814	$-	$-	$87,896	$-
Intersegment sales	-	-	-	-	-	-
Net sales	34,082	53,814	-	-	87,896	-
Cost of products sold	20,961	36,421	-	-	57,382	-
Gross margin	13,121	17,393	-	-	30,514	-
SG&A	10,033	15,815	-	-	25,848	-
Income before taxes	3,088	1,578	-	-	4,666	-

Total assets	$9,741	$25,963	$24,573	$-	$60,277	$-
Additions to PP&E	$88	$451	$10	$-	$549	$-

Segment Information
Thirty-six weeks Ended July 11, 2014	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals	Refrigerated Deli Products Division*
Sales	$35,128	$56,496	$-	$-	$91,624	$5,919
Intersegment sales	-	370	-	(370)	-	-
Net sales	35,128	56,866	-	(370)	91,624	5,919
Cost of products sold	22,303	43,059	-	(370)	64,992	3,997
Gross margin	12,825	13,807	-	-	26,632	1,922
SG&A	11,344	18,717	-	-	30,061	3,570
Income before taxes	1,481	(4,910)	-	-	(3,429)	(1,648)

Total assets	$10,999	$31,834	$15,366	$-	$58,199	$-
Additions to PP&E	$134	$2,862	$(10)	$-	$2,986	$-

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2015 fiscal year to be different from the federal statutory rate due to the state taxes and a change in valuation allowance. The effective tax rate for the thirty-six week period ended July 10, 2015 was 7.1% to cover state taxes and federal alternative minimum tax ("AMT").

We recorded an income tax provision of $142 for the thirty-six week period ended July 10, 2015, related to federal and state taxes, based on the Company's expected annual effective tax rate.

Management evaluated the need for a full valuation allowance at the end of the thirty-six weeks ended July 10, 2015. Management evaluated both positive and negative evidence.  The existance of the current net operating loss carryforward continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard.  Therefore, a full valuation allowance will remain against the net deferred tax assets.

As of July 10, 2015, the Company had federal and state net operating loss carryforwards of approximately $6,160 and $4,006.  These loss carryforwards will expire at various dates from 2018 through 2033.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2012 through 2014. We are subject to income tax in California and various other state taxing jurisdictions. Our California state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2011 through 2014.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of June 30, 2015 was 4.44% as compared to 4.05% at October 31, 2014. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

The table on the next page shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated revenues for the thirty-six weeks ended July 10, 2015 and July 11, 2014, respectively.

10 of 24

Customer Concentration > 20% of AR or 10% Sales *

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
July 10, 2015	31.9%	45.5%	8.6%	13.3%
July 11, 2014	27.0%	22.8%	10.1%	28.3%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the thirty-six weeks ended July 10, 2015 or the thirty-six weeks July 11, 2014.

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

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences. Management concluded at the end of 2008 that it was more likely than not that deferred tax assets would not be realized and recorded a full valuation allowance on all deferred tax assets during the fourth quarter of fiscal 2008. Management re-evaluated the need for a full valuation allowance as of July 10, 2015. Management evaluated both positive and negative evidence. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of our deferred tax assets does not meet the more likely than not standard. Therefore, a full valuation allowance remains against the net deferred tax assets at July 10, 2015.

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

Results of Operations for the Twelve Weeks ended July 10, 2015 and July 11, 2014.

Net Sales-Consolidated

Net sales decreased by $1,426 (5.1%) to $26,489 in the third twelve-week period of the 2015 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	13.4	3,837
Unit sales volume in pounds	-10.7	(3,049)
Returns activity	1.5	445
Promotional activity	-1.6	(345)
Continuing operations - Increase in net sales	2.6	888
Discontinued Refrigerated Deli Products Division	-7.7	(2,314)
Decrease in net sales	-5.1	(1,426)

The increase in net sales from continuing operations in the twelve weeks ended July 10, 2015 was attributable to a significant high volume promotional program with a customer. Selling price per pound increased significantly in the Snack Food Products segment as discussed in the segment analysis below. Returns were lower than the prior year period. Promotional activity was higher due to the program discussed further in the Snack Food Products segment.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $224 (2.2%) to $9,869 in the third twelve-week period of the 2015 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	2.1	240
Unit sales volume in pounds	-6.1	(692)
Returns activity	0.3	33
Promotional activity	1.5	195
Decrease in net sales	-2.2	(224)

12 of 24

The decrease in net sales for the twelve weeks ended July 10, 2015 primarily relates to an unfavorable change in product mix that caused lower unit sales volume in pounds which was partially offset by an increase in selling prices. Returns activity decreased.  Promotional activity was lower based on recent favorable spending trends compared to the same twelve-week period in the 2014 fiscal year.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, decreased by $1,202 (6.7%) to $16,620 in the third twelve-week period of the 2015 fiscal year compared to the same twelve-week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	21.0	3,597
Unit sales volume in pounds	-13.7	(2,357)
Returns activity	2.1	412
Promotional activity	-3.9	(540)
Continuing operations - Increase in net sales	5.5	1,112
Discontinued Refrigerated Deli Products Division	-12.2	(2,314)
Total - Decrease in net sales	-6.7	(1,202)

The increase in net sales from continuing operations in fiscal 2015 was attributable to a significant high volume promotional program with a customer as well as higher sales on the Company’s DSD route system. The increase in selling price per pound reflects a price increase across some products in the segment. Returns were lower than the prior year period. Promotional activity was higher than the prior year period due to the high volume promotion program mentioned above. At the end of fiscal 2014, we discontinued operation of our Refrigerated Deli Products Division and ceased refrigerated snack food product distribution because of continued net losses.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $4,617 (22.5%) to $15,869 in the third twelve-week period of the 2015 fiscal year compared to the same twelve-week period in fiscal year 2014.  The reduction in cost of products sold primarily relates to lower costs for meat ingredients. Overhead spending decreased due to significant reductions in workers’ compensation, facility repairs, overtime wages and lower utility costs. The Company's workers' compensation benefits cost decreased due to favorable trends in claims experience in the current fiscal year. In addition, workers’ compensation benefits cost decreased by an additional $145 due to a change in the accounting estimate to value future liabilities. The gross margin increased from 26.6% to 40.1%.

Change in Cost of Products Sold by Segment	$	%	Commodity $ (Decrease) Increase
Frozen Food Products Segment	(592)	-2.9	(173)
Snack Food Products Segment	(2,600)	-12.7	(562)
Continuing operations	(3,192)	-15.6	(735)
Discontinued Refrigerated Deli Products Division	(1,425)	-6.9	-
Total	(4,617)	-22.5	(735)

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $592 (8.9%) to $6,047 in the third twelve-week period of the 2015 fiscal year compared to the same twelve-week period in fiscal year 2014. Cost of products sold decreased due to lower sales volume and lower commodity costs. Overhead spending decreased due to significantly lower workers’ compensation costs and lower utility costs. However, this favorable trend was partially off-set by lower overhead absorption. Lower sales volume and to a lesser extent lower flour commodity costs were the primary contributing factors to this decrease.  The cost of purchased flour decreased approximately $173 in the third twelve-week period of fiscal 2015 compared to the same twelve-week period in the prior year.  The gross margin percentage increased from 34.2% to 38.7% in the third twelve-week period of fiscal year 2015 compared to the same twelve-week period in the prior fiscal year.

13 of 24

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $4,060 (29.2%) to $9,822 in the third twelve-week period of the 2015 fiscal year compared to the same twelve-week period in fiscal year 2014 due primarily to lower meat commodity costs. Overhead spending decreased due to a significant reduction in workers’ compensation, facility repairs, over time wages and lower utility costs. The cost of significant meat commodities decreased approximately $562 in the third twelve-week period of fiscal 2015 compared to the same period in the prior year.  The gross margin earned in this segment increased from 22.3% to 40.9% in the third twelve-week period of fiscal year 2015 compared to the prior year primarily as a result of higher margin sales through the warehouse distribution channel.

Change in Cost of Products Sold by Division	$	%	Commodity $ (Decrease) Increase
Snack Food Products Division	(2,600)	-22.3	(562)
Discontinued Refrigerated Deli Products Division (includes intersegment cost of product sold)	(1,460)	-6.9	-
Total	(4,060)	-29.2	(562)

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses decreased by $1,189 (12.1%) to $8,623 in the third twelve-week period of fiscal year 2015 compared to the same twelve-week period in the prior fiscal year.  The table below summarizes the significant expense/gain increases/decreases included in this category:

	12 Weeks Ended
	July 10, 2015	July 11, 2014	Expense Increase (Decrease)
Wages and bonus	$3,693	$3,061	$632
Fuel	1,043	1,655	(612)
Product advertising	1,241	1,594	(353)
Workers’ compensation	(153)	71	(224)
Outside consultants	232	402	(170)
Cash surrender value gain	(29)	(195)	166
Other SG&A	2,596	2,031	565
Continuing operations - SG&A	8,623	8,619	4
Discontinued Refrigerated Deli Products Division	-	1,193	(1,193)
Total	$8,623	$9,812	$(1,189)

Higher profits and profit sharing accruals resulted in increased wages and bonus in the third twelve weeks of the 2015 fiscal year compared to the same period in the prior year. The decrease in fuel expense was driven by per gallon fuel price decreases compared to the prior year as a result of lower trends in petroleum markets. Costs for product advertising decreased compared to the same twelve week period in fiscal 2014 mainly as a result of lower sales and spending trends in the Frozen Food Products segment during the third quarter of fiscal 2015. The Company's workers' compensation benefits cost decreased due to favorable trends in claims experience in the current fiscal year. In addition, workers’ compensation benefits cost decreased by an additional $86 due to a change in accounting estimate to value future liabilities. Outside consulting costs decreased due to lower custom programming and human resource software processing costs. The cash surrender value on life insurance policies decreased due to the change in the underlying equities that support them compared to the same twelve week period in fiscal 2014. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure.  The major component comprising the increase of “Other SG&A” expenses was higher telephone and healthcare expenses.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $287 (8.1%) to $3,237 in the third twelve-week period of fiscal year 2015 compared to the same twelve-week period in the prior fiscal year.  The overall decrease in SG&A expenses was mainly due to lower product advertising and lower workers’ compensation costs as described above.

14 of 24

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment decreased by $902 (14.3%) to $5,386 in the third twelve-week period of fiscal year 2015 compared to the same twelve-week period in the prior fiscal year.  Most of the decrease was due to the closure of the Refrigerated Deli Products Division at the end of fiscal 2014.

	12 Weeks Ended
	July 10, 2015	July 11, 2014	Expense Increase (Decrease)
Snack Food Products Segment	$5,386	$5,095	$291
Discontinued Refrigerated Deli Products Division	-	1,193	(1,193)
Total	$5,386	$6,288	$(902)

Income Taxes-Consolidated

Income tax for the twelve weeks ended July 10, 2015 and July 11, 2014, respectively, was as follows:

	July 10, 2015	July 11, 2014
Income tax provision	$142	$-

Effective tax rate	7.1%	0.0%

We recorded a tax provision of $142 for the twelve-week period ended July 10, 2015, related to federal and state taxes, based on the Company's expected annual effective tax rate.

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s projected available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; and third, the Company considers its outlook of near term profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of July 10, 2015 the Company (1) has a projected federal tax NOL for fiscal 2015, (2) has positive thirty-six month cumulative book income and (3) there are current positive economic trends including higher operating profit for the Snack Food Products segment and lower commodity costs for meat.  Only the second and third criterion have been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of July 10, 2015.

Net Income (loss) -Consolidated

The net income of $1,997 in the twelve weeks ended July 10, 2015 includes a non-taxable gain on life insurance policies in the amount of $29. The net loss of $2,383 in the twelve weeks ended July 11, 2014 includes a non-taxable gain on life insurance policies in the amount of $195. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

Results of Operations for the Thirty-six Weeks ended July 10, 2015 and July 11, 2014

Net Sales-Consolidated

Net sales decreased by $3,728 (4.1%) to $87,896 in the thirty-six week period of the 2015 fiscal year compared to the same thirty-six week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	8.6	8,303
Unit sales volume in pounds	-8.5	(8,166)
Returns activity	1.7	1,636
Promotional activity	1.7	1,828
Continuing operations - Increase in net sales	3.5	3,601
Discontinued Refrigerated Deli Products Division	-7.6	(7,329)
Decrease in net sales	-4.1	(3,728)

15 of 24

The increase in net sales from continuing operations in fiscal 2015 was attributable to a to a significant high volume promotional program with a customer. Selling price per pound increased and was partially offset by a decrease in unit sales volume in pounds in the Snack Food Products segment as discussed in the segment analysis below. Returns decreased compared to the same period in fiscal 2014. Promotional activity was lower than the prior year period due to lower spending trends.

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $1,046 (3.0%) to $34,082 in the thirty-six week period of the 2015 fiscal year compared to the same thirty-six week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-0.0	(38)
Unit sales volume in pounds	-4.7	(1,863)
Returns activity	-0.1	(42)
Promotional activity	1.8	897
Decrease in net sales	-3.0	(1,046)

The decrease in net sales for the thirty-six weeks ended July 10, 2015 primarily relates to lower unit sales volume and selling prices per pound. Returns activity also increased.  Lower promotional activity due to recent favorable spending trends compared to the same thirty-six week period in fiscal year 2014 helped mitigate the decline in net sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, decreased by $2,682 (4.7%) to $53,814 in the thirty-six week period of the 2015 fiscal year compared to the same thirty-six week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	14.7	8,341
Unit sales volume in pounds	-11.1	(6,303)
Returns activity	2.8	1,678
Promotional activity	1.4	931
Continuing operations - Increase in net sales	7.8	4,647
Discontinued Refrigerated Deli Products Division	-12.5	(7,329)
Total - Decrease in net sales	-4.7	(2,682)

The increase in net sales from continuing operations in fiscal 2015 was attributable to higher selling prices per pound and significant high volume promotional programs with a customer. Returns and promotional activity were lower than the prior year period due to the program mentioned above. At the end of fiscal 2014, we discontinued operation of our Refrigerated Deli Products Division and ceased refrigerated snack food product distribution because of continued net losses. The reduction in sales from the discontinued operation offset the increase in sales from continuing operations.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $7,610 (11.7%) to $57,382 in the thirty-six week period of the 2015 fiscal year compared to the same thirty-six week period in fiscal year 2014 due primarily to a significant high volume promotional program with a customer. Overhead spending decreased due to a significant reduction in workers’ compensation, facility repairs, overtime wages and lower utility costs. The Company's workers' compensation benefits cost decreased due to favorable trends in claims experience in the current fiscal year. In addition, workers’ compensation benefits cost decreased by an additional $233 due to a change in accounting method to estimate future liabilities. Significant increases in meat commodity costs year to date partially offset the decrease in cost of products sold as described in the segment analysis below.  The gross margin increased from 29.1% to 34.7%.

16 of 24

Change in Cost of Products Sold by Segment	$	%	Commodity $ (Decrease) Increase
Frozen Food Products Segment	(1,342)	-2.1	(301)
Snack Food Products Segment	(2,641)	-4.1	2,351
Continuing operations	(3,983)	-6.2	2,050
Discontinued Refrigerated Deli Products Division	(3,627)	-5.5	-
Total	(7,610)	-11.7	2,050

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $1,342 (6.0%) to $20,961 in the first thirty-six week period of the 2015 fiscal year compared to the same thirty-six week period in fiscal year 2014. Lower unit volume and to a lesser extent flour commodity costs were the primary contributing factors to this decrease.  The cost of purchased flour decreased approximately $301 in the thirty-six week period of fiscal 2015 compared to the same thirty-six week period in the prior year.  The gross margin percentage increased from 36.5% to 38.5% in the first thirty-six week period of fiscal year 2015 compared to the same thirty-six week period in the prior fiscal year.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $6,638 (15.4%) to $36,421 in the first thirty-six week period of the 2015 fiscal year compared to the same thirty-six week period in fiscal year 2014. Cost of products sold was significantly reduced due to lower pounds sold, lower workers’ compensation costs and lower utility costs. The cost of significant meat commodities increased approximately $2,351 in the thirty-six week period of fiscal 2015 compared to the same period in the prior year.  The gross margin earned in this segment increased from 24.4% to 32.3% in the thirty-six week period of fiscal year 2015 compared to the prior year primarily as a result of a favorable change in product mix towards high margin product sales.

Change in Cost of Products Sold by Division	$	%	Commodity $ (Decrease) Increase
Snack Food Products Division	(2,641)	-6.8	2,351
Discontinued Refrigerated Deli Products Division (includes intersegment cost of product sold)	(3,997)	-8.6	-
Total	(6,638)	-15.4	2,351

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses decreased by $4,213 (14.0%) to $25,848 in the first thirty-six week period of fiscal year 2015 compared to the same thirty-six week period in the prior fiscal year.  The table below summarizes the significant expense/gain increases/decreases included in this category:

	36 weeks ended
	July 10, 2015	July 11, 2014	Expense Increase (Decrease)
Wages and bonus	$10,656	$9,290	$1,366
Product advertising	2,149	2,978	(829)
Workers’ compensation	(111)	424	(535)
Fuel	1,043	1,490	(447)
Outside consultants	699	1,078	(379)
Cash surrender value	(165)	(410)	245
Other SG&A	11,577	11,641	(64)
Continuing operations - SG&A	25,848	26,491	(643)
Discontinued Refrigerated Deli Products Division	-	3,570	(3,570)
Total	$25,848	$30,061	$(4,213)

17 of 24

Higher profits and profit sharing accruals resulted in increased wages and bonus in the first thirty-six weeks of the 2015 fiscal year compared to the same period in the prior year. Costs for product advertising decreased compared to the same thirty-six week period in fiscal 2014 mainly as a result of lower sales and spending trends in the Frozen Food Products segment during the second and third quarters of fiscal 2015. The Company's workers' compensation benefits cost decreased due to a one-time gain of $125 on closing out older policy years. In addition, workers’ compensation benefits cost decreased by an additional $137 due to a change in accounting estimate to value future liabilities. The decrease in fuel expense was driven by per gallon fuel price decreases compared to the prior year as a result of lower cost trends in petroleum markets. Outside consulting costs decreased due to lower custom programming and human resource software processing costs. The cash surrender value on life insurance policies decreased due to the change in the underlying equities that support them compared to the same twelve week period in fiscal 2014. The major components comprising the decrease of “Other SG&A” expenses were decreases in business travel.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $1,311 (11.6%) to $10,033 in the first thirty-six week period of fiscal year 2015 compared to the same thirty-six week period in the prior fiscal year.  The overall decrease in SG&A expenses was mainly due to lower product advertising and lower workers’ compensation costs as described above.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment decreased by $2,902 (15.5%) to $15,815 in the thirty-six week period of fiscal year 2015 compared to the same thirty-six week period in the prior fiscal year.  Most of the decrease was due to the closure of the Refrigerated Deli Products Division at the end of fiscal 2014.

	36 weeks ended
	July 10, 2015	July 11, 2014	Expense Increase (Decrease)
Snack Food Products Segment	$15,815	$15,147	$668
Discontinued Refrigerated Deli Products Division	-	3,570	(3,570)
Total	$15,815	$18,717	$(2,902)

Income Taxes-Consolidated

Income tax for the thirty-six week ended July 10, 2015 and July 11, 2014, respectively, was as follows:

	July 10, 2015	July 11, 2014
Income tax provision	$142	$-

Effective tax rate	3.0%	0.0%

We recorded a tax provision of $142 for the thirty-six week period ended July 10, 2015, related to federal and state taxes, based on the Company's expected annual effective tax rate.

The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s projected available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; and third, the Company considers its outlook of near term profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of July 10, 2015, the Company (1) has a projected federal tax NOL for fiscal 2015, (2) has positive thirty-six month cumulative book income and (3) there are current positive economic trends including higher operating profit for the Snack Food Products segment and lower commodity costs for meat.  Only the second and third criterion have been satisfied, therefore, the Company will maintain a full valuation allowance against its deferred tax assets as of July 10, 2015.

Net Income (loss) -Consolidated

The net income of $4,666 in the first thirty-six weeks ended July 10, 2015 includes a non-taxable gain on life insurance policies in the amount of $165. The net loss of $3,429 in the first thirty-six weeks ended July 11, 2014 includes a non-taxable gain on life insurance policies in the amount of $410. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

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

Cash flows from operating activities for the thirty-six weeks ended:

	July 10, 2015	July 11, 2014
Net income (loss)	$4,524	$(3,429)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,095	1,772
Provision for losses on accounts receivable	20	64
Provision for promotional allowances	85	1,515
Gain on sale of property, plant and equipment	(122)	(79)
Changes in operating working capital	3,895	(4,015)
Net cash provided by (used in) operating activities	$10,497	$(4,172)

For the thirty-six weeks ended July 10, 2015, net cash provided by operating activities was $10,497, $14,669 more cash provided than during the same period in fiscal 2014.  Net cash provided by operating activities increased due to a liquidation of inventory of $4,969 and net income of $4,524. The significant liquidation of inventory related to shipments of product to satisfy large warehouse customer orders during the first and third quarters of fiscal 2015. During the thirty-six week period ended July 10, 2015 we funded $556 towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislation changes in funding requirements. The Company did not borrow on the line of credit with Wells Fargo during the thirty-six weeks ended July 10, 2015.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 58 days for the thirty-six week period ended July 10, 2015.  The liquidation of finished goods inventories during the first quarter of fiscal 2015 during the holiday selling season contributed to the quick conversion cycle which was consistent with the prior year comparative quarter.

For the thirty-six weeks ended July 11, 2014, operating cash flows decreased due to a net loss of $3,429 and payments for unprecedented increases in meat commodity costs. During the thirty-six week period ended July 11, 2014 we funded $714 towards our defined benefit pension plan.

Cash used in investing activities for the thirty-six weeks ended:

	July 10, 2015	July 11, 2014
Proceeds from sale of property, plant and equipment	$47	$90
Additions to property, plant and equipment	(549)	(2,986)
Net cash used in investing activities	$(502)	$(2,896)

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

19 of 24

The table below highlights additions to property, plant and equipment for the thirty-six weeks ended:

	July 10, 2015	July 11, 2014
Changes in projects in process	$110	$1,741
Processing equipment	24	297
Direct store delivery vehicles	345	663
Building improvements	18	39
Packaging lines	11	183
Computer Software	6	6
Forklifts		47
Temperature control and product storage	-	10
Communication system	13	-
Salesman’s vehicles	22	-
Additions to property, plant and equipment	$549	$2,986

Cash used in financing activities for the thirty-six weeks ended:

	July 10, 2015	July 11, 2014
Shares repurchased	$(204)	$(140)
Payment of capital lease obligations	(127)	(142)
Cash dividends paid	-	-
Net cash used in financing activities	$(331)	$(282)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of July 10, 2015, 132,966 shares were still authorized for repurchase under the program.

We invested in OTR (over-the-road) tractors during the third quarter of fiscal 2012 financed by a capital lease obligation in the amount of $1,848. After reevaluating our fleet delivery needs, we returned five OTR tractors financed by the capital lease arrangement with a remaining liability of $656 during the second quarter of fiscal 2015. The total capital lease obligation remaining as of July 10, 2015 is $772. The capital lease arrangement replaced the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2016. During the first quarter of fiscal 2015, we converted our line of credit to a revolving line of credit. Under the terms of this line of credit, we may borrow up to $4,000 at an interest rate equal to the bank’s prime rate or Libor plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth and a minimum net income after tax and total capital expenditures less than $3,000. The Company was in compliance with all covenants as of July 10, 2015. There have been no borrowings under this line of credit during fiscal 2015.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for remainder of fiscal 2015.

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 10, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve week period ended July 10, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 18, 2015 – May 15, 2015	814	$8.07	814	141,818
May 16, 2015 – June 12, 2015	7,388	8.79	7,388	134,430
June 13, 2015 – July 10, 2015	1,464	10.00	1,464	132,966
Total	9,666	$8.92	9,666

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended July 10, 2015.

(2)

All repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 15, 2014 and continuing through and including October 14, 2015, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of July 10, 2015, the total maximum number of shares that may be purchased under the Purchase Plan is 132,966 at a purchase price not to exceed $10.00 per share at a total maximum aggregate price (exclusive of commission) of $1,329,660.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: August 21, 2015	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

24 of 24