Form 10-K
period 2015-10-30
BRIDGFORD FOODS CORP
filed 2016-01-15
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on April 17, 2015 was $13,672,000.

As of January 11, 2016, there were 9,079,019 shares of common stock outstanding.

Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held March 9, 2016 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Background of Business

Bridgford Foods Corporation (collectively with its subsidiaries, “Bridgford”, the “Company”, “we”, “our”), a California corporation, was organized in 1952. We originally began operations in 1932 as a retail meat market in San Diego, California and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat, and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. For more than the past five years we and our subsidiaries have been primarily engaged in the manufacturing, marketing and distribution of an extensive line of frozen and snack food products throughout the United States. Bridgford Foods Corporation has not been involved in any bankruptcy, receivership, or similar proceedings since inception nor have we been party to any merger, acquisition, etc. or acquired or disposed of any material amounts of assets during the past five years. Substantially all of our assets have been acquired in the ordinary course of business.

Description of Business

Bridgford Foods Corporation currently operates in two business segments - the processing and distribution of frozen products and the processing and distribution of snack food products.  For information regarding the separate financial performance of the business segments refer to Note 7 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The following table shows sales, as a percentage of consolidated sales, for each business segment during the last two fiscal years:

	2015	2014
Frozen Food Products	39%	38%
Snack Food Products	61%	57%
Refrigerated Food Products (Discontinued)	-%	5%
	100%	100%

We manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products and beef jerky. Through the end of fiscal 2014, our direct store delivery network consisted of two separate divisions, refrigerated and non-refrigerated snack food products. Refrigerated snack food products were distributed through eight different regions located in the southwest, primarily operating in California, Arizona and Nevada. By the end of fiscal 2014, we ceased refrigerated snack food product distribution because of continued net losses. Our frozen food products division serves both food service and retail customers. Approximately 160 unique frozen food products are sold through wholesalers, cooperatives, and distributors to approximately 21,000 retail outlets and 23,000 restaurants and institutions.

	2015	2014
Products manufactured, processed or packaged by Bridgford	100%	96%
Products manufactured or processed by third parties for distribution	-%	4%
	100%	100%

Although we have recently introduced several new products, most of these products have not contributed significantly to our revenue growth for the 2015 fiscal year. Our sales are not subject to material seasonal variations. Historically we have been able to respond quickly to the receipt of orders and, accordingly, do not maintain a significant sales backlog. Bridgford Foods Corporation and its industry generally have no unusual demands or restrictions on working capital items. During the last fiscal year we did not enter into any new markets or any significant contractual or other material relationships.

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

Major Product Classes

Frozen Food Products

Our frozen food products division serves both food service and retail customers. Approximately 160 unique frozen food products are sold through wholesalers, cooperatives, and distributors to approximately 21,000 retail outlets and 23,000 restaurants and institutions.

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

           Frozen Food Products – Sales and Marketing

Our frozen food business covers the United States.  Products produced by the Frozen Food Products segment are generally supplied to food service and retail distributors who take title to the product upon shipment receipt through company leased long-haul vehicles.  In addition to regional sales managers, we maintain a network of independent food service and retail brokers covering most of the United States. Brokers are compensated on a commission basis. We believe that our broker relationships, in close cooperation with our regional sales managers, are a valuable asset providing significant new product and customer opportunities. Regional sales managers perform several significant functions for us, including identifying and developing new business opportunities and providing customer service and support to our distributors and end purchasers through the effective use of our broker network.

Our annual advertising expenditures are directed towards retail and institutional customers. These customers participate in various special promotional and marketing programs and direct advertising allowances we sponsor. We also invest in general consumer advertising in various newspapers and periodicals including free standing inserts and coupons to advertise in major markets. We direct advertising toward food service customers with campaigns in major industry publications and through our participation in trade shows throughout the United States. Our advertising strategy includes our presence on social media and online distribution of promotional material.

      Snack Food Products

         During fiscal 2015, our snack food products division sold approximately 90 different items through customer owned distribution centers and a direct store delivery network serving approximately 15,000 supermarkets, mass merchandise and convenience retail stores located in 49 states. By the end of fiscal 2014, we ceased our route distribution operations in Canada as a cost cutting measure to concentrate on our core route business in the United States in addition to ceasing distribution of refrigerated deli food division because of continued losses.

Products produced or distributed by the Snack Food Products segment are supplied to customers through either direct delivery to customer warehouses or direct-store-delivery to retail locations. We utilize customer managed warehouse distribution centers to lower distribution cost. Product delivered to the customer’s warehouse is then distributed to the store where it is resold to the end consumer.   Our direct-store-delivery system focus emphasizes high quality service of our premium branded product to our customers. We also provide the service of setting up and maintaining the display and restocking our products.

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

            Snack Food Products — Sales and Marketing

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

Importance of Key Customers

Sales to Wal-Mart® comprised 31.4% of revenues in fiscal 2015 and 42.6% of total accounts receivable was due from Wal-Mart® at October 30, 2015. Sales to Wal-Mart® comprised 28.8% of revenues in fiscal 2014 and 31.8% of total accounts receivable was due from Wal-Mart® at October 31, 2014.

Sources and Availability of Raw Materials

We purchase large quantities of pork, beef, and flour.  These ingredients are generally available from a number of different suppliers although the availability of these ingredients is subject to seasonal variation.  We build ingredient inventories to take advantage of downward trends in seasonal prices or anticipated supply limitations.

Most flour purchases are made at market price without contracts. We also purchases bulk flour under short-term fixed price contracts at current market prices.  The contracts are usually effective for a month or less and are not material to our operations.  These contracts are settled within a month’s time and no significant contracts remain open at the close of the reporting period.  We monitor and manage our ingredient costs to help negate volatile daily swings in market prices when possible.  We do not participate in the commodity futures market or hedging to limit commodity exposure.

Employees

We had 507 employees at October 30, 2015, approximately 38% of whose employment relationship is governed by collective bargaining agreements. These agreements currently expire between February 2016 and March 2017.  We believe that our relationship with all of our employees is favorable and contracts will be settled favorably. During the fourth quarter of fiscal 2014, we closed the refrigerated snack food products division and withdrew from the Western Conference of Teamsters Pension Plan, terminating approximately 44 employees.

Executive Officers of the Registrant

The names, ages, and positions of all our executive officers as of January 15, 2016 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. William L. Bridgford is the son of Hugh Wm. Bridgford and the nephew of Allan L. Bridgford. Officers are normally appointed annually by the board of directors at their meeting immediately following the annual meeting of shareholders. Three executive officers are full-time employees of our company, Allan L. Bridgford and Hugh Wm Bridgford worked 60% of full time and Allan L. Bridgford worked 50% of full time during fiscal 2015.

Name	Age	Position(s) with our company
Allan L. Bridgford	80	Vice President and member of the Executive Committee
Hugh Wm. Bridgford	84	Vice President and Chairman of the Executive Committee
William L. Bridgford	61	Chairman and member of the Executive Committee
John V. Simmons	60	President and member of the Executive Committee
Raymond F. Lancy	62	Chief Financial Officer, Executive Vice President, Treasurer and member of the Executive Committee

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

We could suffer significant reductions in revenues and operating incomes if we lost one or more of our largest customers, including Wal-Mart®, which accounted for 31.4% of sales in fiscal year 2015.  Many of our customers, such as supermarkets, warehouse clubs, and food distributors have consolidated in recent years.  Such consolidation has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories while demanding lower pricing and increased promotional programs. These customers also may use their shelf space for their own private label products.  Failure to respond to these trends could reduce our volume and cause us to lower prices or increase promotional spending for our product lines which could adversely affect our profitability.

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

We participate in “multiemployer” pension plans administered by labor unions on behalf of their employees. We pay union dues monthly, a portion of which is used to fund pension benefit obligations to plan participants. The contribution amount may change depending upon the ability of participating companies to fund these pension liabilities as well as the actual and expected returns on pension plan assets. Should we withdraw from the union and cease participation in a union plan, federal law could impose a penalty for additional contributions to the plan. The penalty would be recorded as an expense in the consolidated statement of operations. The ultimate amount of the withdrawal liability is dependent upon several factors including the funded status of the plan and contributions made by other participating companies. During fiscal 2014, we withdrew from the Western Conference of Teamsters Pension Plan and recorded an estimated pension expense and a corresponding non-current liability of $798,000 related to this plan. The amount recorded was paid in October 2015. We continue to participate in other multiemployer union plans. In the event of a full or partial withdrawal from these plans, the impact to our financial statements could be material.

 Eminent domain and land risk regulations could negatively impact our financial results and financial position.

We own real property on which we operate our processing and/or our distribution operations. As is the case with any owner of real property, we may be subject to eminent domain proceedings that can impact the value of investments we have made in real property as well as potentially disrupt our business operations. If subject to eminent domain proceedings or other government takings we may not be adequately compensated.

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2.            Properties

We own the following properties:

Property Location	Building Square Footage	Acreage
Anaheim, California *	100,000	5.0
Dallas, Texas *	94,000	4.0
Dallas, Texas *	30,000	2.0
Dallas, Texas *	16,000	1.0
Dallas, Texas *	3,200	1.5
Statesville, North Carolina *	42,000	8.0
Chicago, Illinois **	156,000	1.5

*	- property used by Frozen Food Products Segment
**	- property used by Snack Products Food Segment

We utilize the foregoing properties for processing, warehousing, distributing and administrative purposes.  We also lease warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements.  We believe that our properties are generally adequate to satisfy our foreseeable needs. Additional properties may be acquired and/or plants expanded if favorable opportunities and conditions arise.

Item 3.          Legal Proceedings

No material legal proceedings were pending against us at October 30, 2015 or as of the date of filing of this Annual Report on Form 10-K. We are likely to be subject to claims arising from time to time in the ordinary course of our business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on us. Any adverse litigation trends and outcomes could significantly and negatively affect our financial results.

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

Fiscal Year 2015	High	Low	Cash Dividends Paid
First Quarter	$8.35	$7.01	$0.00
Second Quarter	$8.65	$7.50	$0.00
Third Quarter	$10.81	$7.38	$0.00
Fourth Quarter	$10.95	$8.06	$0.00

Fiscal Year 2014	High	Low	Cash Dividends Paid
First Quarter	$10.16	$9.36	$0.00
Second Quarter	$10.20	$9.55	$0.00
Third Quarter	$10.00	$7.79	$0.00
Fourth Quarter	$8.58	$7.77	$0.00

On January 11, 2016, the closing sale price for our common stock on the Nasdaq Global Market was $9.57 per share. As of January 11, 2016, there were 774 shareholders of record in our common stock.

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

Repurchases of Equity Securities by the Issuer

During fiscal year 2015, we repurchased an aggregate of 33,132 shares of our common stock for $282,540 pursuant to our repurchase plan previously authorized by the Board of Directors.  The following table provides information regarding our repurchases of common stock in each of the four periods comprising the fourth quarter of fiscal year 2015.

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 11, 2015 – August 7, 2015	699	$9.43	699	132,267
August 8, 2015 – September 4, 2015	1,890	8.67	1,890	130,377
September 5, 2015 – October 2, 2015	3,186	9.30	3,186	127,191
October 3, 2015 – October 30, 2015	2,623	9.25	2,623	124,568
Total	8,398	$9.16	8,398

(1)	The periods shown are our fiscal periods during the sixteen-week quarter ended October 30, 2015.

(2)

All repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 15, 2015 and continuing through and including October 14, 2016, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of October 30, 2015, the total maximum number of shares that may be purchased under the Purchase Plan is 124,568 at a purchase price not to exceed $10.00 per share for a total maximum aggregate price (exclusive of commission) of $1,245,680.

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

Results of Operations (in thousands except percentages)

Fiscal Year Ended October 30, 2015 (52 weeks) Compared to Fiscal Year Ended October 31, 2014 (52 weeks)

Net Sales-Consolidated

Net sales in fiscal 2015 decreased $2,953 (2.2%) when compared to the prior year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	8.8	12,440
Unit sales volume in pounds	-7.9	(11,189)
Returns activity	1.3	1,834
Promotional activity	1.5	2,215
Increase in net sales – Continuing operations	3.7	5,300
Discontinued Refrigerated Deli Products Division	-5.9	(8,253)
Decrease in net sales	-2.2	(2,953)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment in fiscal 2015 decreased $191 (0.4%) compared to the prior year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-0.9	(528)
Unit sales volume in pounds	-2.2	(1,269)
Returns activity	-0.1	(60)
Promotional activity	2.8	1,666
Decrease in net sales	-0.4	(191)

The decrease in net sales in fiscal 2015 was attributable to lower sales volumes. Selling prices per pound remained essentially unchanged from the prior year. The majority of the volume decrease took place in the biscuit category while rolls, sheet dough, monkey bread and shelf-stable categories increased slightly. Returns activity also increased slightly. Lower promotional activity due to recent favorable spending trends compared to fiscal year 2014 helped mitigate the decline in net sales.

Net Sales-Snack Food Products Segment

Net sales, excluding intersegment sales, in the Snack Food Products segment in fiscal 2015 decreased $2,762 (3.3%) compared to the prior year. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	15.4	12,968
Unit sales volume in pounds	-11.8	(9,920)
Returns activity	2.2	1,894
Promotional activity	0.5	549
Continuing operations - Increase in net sales	6.3	5,491
Discontinued Refrigerated Deli Products Division	-9.6	(8,253)
Total - Decrease in net sales	-3.3	(2,762)

As noted above, net sales, excluding intersegment sales and discontinued operations, in the Snack Food Products segment in fiscal 2015 increased $5,491 (6.3%) compared to the prior year. The increase in net sales from continuing operations in fiscal 2015 was attributable to higher selling prices per pound partially offset by lower unit sales volume. The increase in selling prices per pound was mainly due to price increases instituted during the year and a sales mix trend favoring higher value beef products. Total beef based product sales volume was essentially flat during the year while sales of pork based products comprised the majority of the volume decrease. The volume decrease related to a significant promotion in FY 2014 that was not repeated in FY 2015 and the de-emphasis of lower margin items. Returns and promotional activity were lower than the prior year period due to the program mentioned above. At the end of fiscal 2014, we discontinued operation of our Refrigerated Deli Products Division and ceased refrigerated snack food product distribution because of continued net losses. The reduction in sales from the discontinued operation offset the increase in sales from continuing operations.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations decreased by $6,907 (7.3%) compared to the prior year. Overhead spending decreased due to a significant reduction in workers’ compensation, facility repairs and utility costs. The Company's workers' compensation benefits cost decreased due to favorable trends in claims experience in the current fiscal year. In addition, workers’ compensation benefits cost decreased by an additional $554 due to a change in accounting method to estimate future liabilities. Increases in meat commodity costs year to date partially offset the decrease in cost of products sold as described in the segment analysis below. The gross margin increased from 29.0% to 35.9%.

Change in Cost of Products Sold by Segment	$	%	Commodity $ (Decrease) Increase
Frozen Food Products Segment	(1,418)	-1.5	(511)
Snack Food Products Segment	(5,489)	-5.8	1,039
Continuing operations	(6,907)	-7.3	528
Discontinued Refrigerated Deli Products Division	(4,258)	-4.5	-
Total	(11,165)	-11.8	528

Cost of Products Sold and Gross Margin–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $1,418 (4.5%) to $30,372 in the 2015 fiscal year compared to the prior year. Lower unit volume and to a lesser extent lower flour commodity costs of approximately $511 were the primary contributing factors to this decrease. The gross margin percentage increased from 37.3% to 39.9% during fiscal year 2015 compared to the prior fiscal year.

Cost of Products Sold and Gross Margin–Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $5,489 (5.8%) compared to the prior year. Cost of products sold was significantly reduced due to lower pounds sold, lower workers’ compensation costs and lower utility costs. The cost of significant meat commodities increased approximately $1,039 during fiscal 2015 compared to the prior year. The gross margin earned in this segment increased from 23.8% to 33.4% in during fiscal year 2015 primarily as a result of price increases and a favorable change in product mix.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses ("SG&A") in fiscal 2015 decreased $4,338 (10.1%) when compared to the prior year.  The decrease in this category did not directly correspond to the change in sales.

The table below summarizes the primary expense variances in this category:

	52 weeks ended
	October 30, 2015	October 31, 2014	Expense Increase (Decrease)
Wages and bonus	$15,835	$13,684	$2,151
Product advertising	3,064	4,008	(944)
Workers’ compensation	(167)	585	(752)
Fuel	1,485	2,146	(661)
Cash surrender value	(6)	(514)	508
Outside consultants	1,163	1,516	(354)
Vehicle repairs	525	751	(225)
Healthcare	2,271	2,048	223
Insurance	997	797	200
Other SG&A	13,584	13,067	517
Continuing operations - SG&A	38,751	38,088	663
Discontinued Refrigerated Deli Products Division	-	5,001	(5,001)
Total	$38,751	$43,089	$(4,338)

Higher profits and profit sharing accruals resulted in increased wages and bonus in the fiscal 2015 fiscal year compared to the prior year. Costs for product advertising decreased during fiscal 2015 mainly as a result of lower sales and spending trends in the Frozen Food Products segment. Our workers' compensation benefits cost decreased due to a one-time gain of $125 on closing out older policy years. In addition, workers’ compensation benefits cost decreased by an additional $508 due to a change in accounting estimate to value future liabilities. The decrease in fuel expense was driven by per gallon fuel price decreases compared to the prior year as a result of lower cost trends in petroleum markets. The cash surrender value on life insurance policies decreased due to a decline in the value of underlying equities that support the policies compared to the prior year. Outside consulting costs decreased due to lower custom programming and human resource software processing costs. Vehicle repairs decreased due to the replacement of older fleet vehicles. Healthcare costs have increased due to recent unfavorable claim activity. Insurance expense increased due to unfavorable market conditions, higher coverage levels and unfavorable claims experience. The major components comprising the increase of “Other SG&A” expenses were increases in telephone expense, computer maintenance and outside storage.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $1,090 (6.9%) to $14,625 during fiscal year 2015 compared to the prior fiscal year. The overall decrease in SG&A expenses was mainly due to lower product advertising and lower workers’ compensation costs as described above.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

	52 weeks ended
	October 30, 2015	October 31, 2014	Expense Increase (Decrease)
Snack Food Products Segment	$24,126	$22,373	$1,753
Discontinued Refrigerated Deli Products Division	-	5,001	(5,001)
Total	$24,126	$27,374	$(3,248)

SG&A expenses in the Snack Food Products segment decreased by $3,248 (11.9%) to $24,126 during fiscal year 2015 compared to the prior fiscal year. Most of the decrease was due to the closure of the Refrigerated Deli Products Division at the end of fiscal 2014.

Income Taxes

The effective income tax rate was -89.8% and 2.0% in fiscal years 2015 and 2014, respectively.  The 2015 tax benefit of $7,323 related primarily to reversal of the valuation allowance offset partially by income tax expense on book income. In fiscal year 2015, the effective income tax rate differed from the applicable mixed statutory rate of approximately 37.7% primarily due to the reversal of the entire valuation allowance of $10,848 (refer to Note 4 of Notes to the Consolidated Financial Statements) on our deferred tax assets.  The 2014 tax benefit of $88 related to the reduction in liability on unrecognized benefits related to research and development tax credits being carried forward due to utilization of a net operating loss.

ASC 740 requires that an entity's deferred tax assets be reduced by a valuation allowance to the extent its management determines that it is more likely than not that such deferred tax asset, or portion thereof, will not be realized.  Management evaluated the realizability of its deferred tax assets to determine the need and appropriateness of a valuation allowance.  In its determinations, Management considers items of evidence, both positive and negative, including those items outlined in ASC 740. The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The criteria are as follows: first, the Company’s available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; third, the Company considers its outlook of near term continued profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of October 30, 2015, the Company (1) has utilized its entire federal net operating loss, (2) has positive thirty-six month cumulative book income and (3) meat commodity costs have lowered and stabilized and we have reduced the level of significant non-performing divisions (closure of the refrigerated deli food division during the prior fiscal year). As of October 30, 2015 all three criteria for valuation allowance reversal set forth in the Company policy have been satisfied and the Company has reversed the valuation allowance on deferred tax assets.

Liquidity and Capital Resources (in thousands except share amounts)

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver to customers. The Company did not borrow on the line of credit during the fiscal 2015. There were no borrowings outstanding under this line of credit as of October 30, 2015. The Company is currently in compliance with all provisions of the line of credit agreement. We typically fund our operations from cash balances and cash flow generated from operations.  We normally expect positive operating cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales.  We typically build inventories in the third quarter for anticipated holiday season sales that occur in the fourth and first quarters.  Anticipated commodity price trends may also affect cash balances.  Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing or to meet customer demand.

Cash flows from operating activities:

	52 Weeks
	2015	2014

Net income (loss)	$15,442	$(4,344)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,050	2,827
Provision for losses on accounts receivable	24	28
Reduction of (provision for) promotional allowances	2,749	(2,654)
Gain on sale of property, plant and equipment	(127)	(152)
Deferred income taxes, net	3,170	1,598
Tax valuation allowance	(10,848)	(1,598)
Changes in operating working capital	(6,000)	274
Net cash provided by (used in) operating activities	$7,460	$(4,021)

For the fifty-two weeks ended October 30, 2015, net cash provided by operating activities was $7,460, an increase of $11,481 compared to the fifty-two weeks ended October 31, 2014.  The increase is primarily related to income from operations of $15,442. During fiscal year 2015 we funded $1,157 towards our defined benefit pension plan.  The Company also paid the Teamster pension withdrawal liability in full in the amount of $798. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 79 days for the fifty-two weeks ended October 30, 2015 and 57 days for the fifty-two weeks ended October 31, 2014.  The Company had a large promotional program in the Snack Food Products segment ship out just prior to year end contributing to the increase in accounts receivable at the end of fiscal 2015.

For the fifty-two weeks ended October 31, 2014, net cash used by operating activities was $4,021.  This result was primarily related to a net loss and an increase in inventory in the Snack Food Products segment. During fiscal year 2014, we funded $1,587 towards our defined benefit pension plan.

Cash used in investing activities:

	52 Weeks
	2015	2014
Proceeds from sale of property, plant and equipment	$52	$163
Additions to property, plant and equipment	(1,404)	(3,877)
Net cash used in investing activities	$(1,352)	$(3,714)

Expenditures for property, plant and equipment include the acquisition of new equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs.  In general, we capitalize the cost of additions and improvements and expense the cost for repairs and maintenance.  We may also capitalize costs related to improvements that extend the life, increase the capacity, or improve the efficiency of existing machinery and equipment.  Specifically, capitalization of upgrades of facilities to maintain operating efficiency include acquisitions of machinery and equipment used on packaging lines and refrigeration equipment used to process food products.

The table below highlights the additions to property, plant and equipment for the fifty-two weeks ended:

	52 Weeks
	October 30, 2015	October 31, 2014
Temperature control	$6	$10
Processing equipment	200	2,228
Packaging lines	72	250
Office and building improvements	18	438
Vehicles for sales and/or delivery	664	963
Quality control and communication systems	49	-
Computer software and hardware	-	6
Forklifts	-	51
Increase (decrease) in projects in process	395	(69)
Additions to property, plant and equipment	$1,404	$3,877

 Cash used in financing activities:

	52 Weeks
	2015	2014
Shares repurchased	$(283)	$(184)
Payments of capital lease obligations	(175)	(214)
Net cash used in financing activities	$(458)	$(398)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of the end of fiscal year 2015, 124,568 shares were still authorized for repurchase under the program.

We invested in OTR (over-the-road) tractors during fiscal 2012 financed by a capital lease obligation in the amount of $1,848.  After reevaluating our fleet delivery needs, we returned five OTR tractors financed by the capital lease arrangement with a remaining liability of $656 during the second quarter of fiscal 2015 that resulted in a gain of $75. The total capital lease obligation remaining as of October 30, 2015 is $725.  The capital lease arrangement replaced the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2016. During the first quarter of fiscal 2015, we converted our line of credit to a revolving line of credit. Under the terms of this line of credit, we may borrow up to $4,000 at an interest rate equal to the bank’s prime rate or Libor plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, minimum net income after tax and total capital expenditures of less than $3,000. We were in compliance with all covenants as of October 30, 2015. There have been no borrowings under this line of credit during fiscal 2015.

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

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s strong financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for fiscal 2016.

Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

We have remained free of interest bearing debt (excluding capital leases) for twenty-seven of the last twenty-eight years (with fiscal 2014 being the only exception) and had no other debt or other contractual obligations within the meaning of Item 303(a)(5) of Regulation S-K, as of October 30, 2015.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts not originally estimated.  We record promotions, returns allowances, bad debt and inventory allowances based on recent and historical trends. Management believes its current estimates are reasonable and based on the best information available at the time.

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

The Audit Committee of the Board of Directors meets regularly with our financial management and counsel, and with the independent registered public accounting firm engaged by us.  Internal accounting controls and the quality of financial reporting are discussed during these meetings. The Audit Committee has discussed with the independent registered public accounting firm matters required to be discussed by Statement of Auditing Standards No. 16 (Communication with Audit Committees). In addition, the Audit Committee and the independent registered public accounting firm have discussed the independent registered public accounting firm’s independence from our Company and its management, including the matters in the written disclosures required by Public Company Accounting Oversight Board Rule 3526 “Communicating with Audit Committees Concerning Independence”.

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework (2013) (the "2013 Framework") and related illustrative documents as an update to Internal Control-Integrated Framework (1992) (the "1992 Framework"). The Company has determined that the 17 principles are present and functioning during our assessment of the effectiveness of internal controls. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting for our fiscal year ended October 30, 2015.  Based on management’s assessment and the above-referenced criteria, management believes that the internal control over financial reporting for our fiscal year ended October 30, 2015 was effective.

Item 9B.           Other Information

Not applicable.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Information set forth in the sections entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for the 2016 Annual Meeting of Shareholders to be held on March 9, 2016 is incorporated herein by reference. Information concerning our executive officers is set forth in Part I, Item 1, hereof under the heading “Executive Officers of the Registrant”.

Item 11.          Executive Compensation

Information set forth in the section entitled “Compensation of Executive Officers” contained in our definitive proxy statement for the 2016 Annual Meeting of Shareholders to be held on March 9, 2016 is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information set forth in the section entitled “Principal Shareholders and Management” contained in our definitive proxy statement for the 2016 Annual Meeting of Shareholders to be held on March 9, 2016 is incorporated herein by reference.

Equity Compensation Plan Information

Not applicable, as we do not have any compensation plans under which our equity securities are authorized for issuance.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

Information set forth in the sections entitled “Proposal 1 – Election of Directors” and “Certain Relationships and Related Party Transactions” contained in our definitive proxy statement for the 2016 Annual Meeting of Shareholders to be held on March 9, 2016 is incorporated herein by reference.

We are considered a “controlled company” within the meaning of Rule 5615(c)(1) of the NASDAQ Listing Rules based on our approximate 80% beneficial ownership of  our outstanding common stock by Bridgford Industries Incorporated and are therefore exempted from various NASDAQ Listing Rules pertaining to certain “independence” requirements of our directors. Nevertheless, the Board of Directors has determined that Messrs. Andrews, Scott and Zippwald, who together comprise the Audit Committee, are all “independent directors” within the meaning of Rule 5605 of the NASDAQ Listing Rules.

Our general legal counsel is the son of the former senior chairman of the board of directors.  As legal counsel to the board, he currently is paid a fee of one thousand nine hundred dollars for each meeting attended. Total fees paid under this arrangement for fiscal year 2015 were approximately twenty thousand dollars. Legal services are performed on our behalf and billed by a firm in which he is a partner.  Total fees billed under this arrangement for fiscal year 2015 were approximately one hundred and eight thousand dollars.

Director Allan Bridgford Jr., son of the former senior chairman of the board of directors, is providing consulting services to the Chicago plant and management.  The contract on behalf of the Company with Allan Bridgford Jr. is for consulting services at twelve hundred dollars per day.  Total fees billed under this arrangement for fiscal year 2015 were approximately $136,000.  As a member of the board of directors, he was paid a fee of one thousand nine hundred dollars for each meeting attended during fiscal 2015. Total fees paid under this arrangement for fiscal year 2015 were $16,600. He was reappointed as Director as of January 12, 2015.

Real estate consultant and prospective new Board member Keith Ross currently provides consulting services to the board and management. He was paid a fee of two thousand dollars for each board meeting attended during fiscal 2015 for a total of $4,000 during fiscal year 2015.

Item 14.          Principal Accountant Fees and Services

Information set forth in the sections entitled “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit Services And Permissible Non-Audit Services of Independent Accountants”   contained in our definitive proxy statement for the 2016 Annual Meeting of Shareholders to be held on March 9, 2016 is incorporated herein by reference.

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

Date: January 15, 2016

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

Signature	Title	Date

/s/ WILLIAM L. BRIDGFORD	Chairman of the Board	January 15, 2016
William L. Bridgford	(Principal Executive Officer)

/s/ BRUCE H. BRIDGFORD	Director	January 15, 2016
Bruce H. Bridgford

/s/ JOHN V. SIMMONS	President & Director	January 15, 2016
John V. Simmons

/s/ RAYMOND F. LANCY	Chief Financial Officer, Vice President, Treasurer & Director	January 15, 2016
Raymond F. Lancy	(Principal Financial and Accounting Officer)

/s/ TODD C. ANDREWS	Director	January 15, 2016
Todd C. Andrews

/s/ ALLAN BRIDGFORD JR.	Director	January 15, 2016
Allan Bridgford Jr.

/s/ D. GREGORY SCOTT	Director	January 15, 2016
D. Gregory Scott

/s/ PAUL R. ZIPPWALD	Director	January 15, 2016
Paul R. Zippwald

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Bridgford Foods Corporation

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation (the "Company") as of October 30, 2015 and October 31, 2014 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridgford Foods Corporation as of October 30, 2015 and October 31, 2014 and the results of its consolidated operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar Milner LLP (formerly Squar, Milner, Peterson, Miranda & Williamson, LLP)

Newport Beach, California

January 15, 2016

BRIDGFORD FOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

October 30, 2015 and October 31, 2014

(in thousands, except share and per share amounts)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$5,842	$192
Accounts receivable, less allowance for doubtful accounts of $146 and $144, respectively and promotional allowances of $3,061 and $5,810, respectively	14,619	10,302
Inventories, less reserves of $381 and $601, respectively	19,977	21,292
Prepaid expenses	319	346
Refundable income taxes	-	133
Deferred income taxes, less valuation allowance of $0 and $2,113, respectively	-	-
Total current assets	40,757	32,265

Property, plant and equipment, net of accumulated depreciation and amortization of $60,454 and $58,450, respectively	10,235	12,251
Other non-current assets	13,666	13,660
Deferred income taxes, less valuation allowance of $0 and $8,486, respectively	10,644	-
Total assets	$75,302	$58,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,087	$5,780
Accrued payroll, advertising and other expenses	5,203	6,029
Income taxes payable	96	-
Current portion of non-current liabilities	2,825	2,596
Total current liabilities	14,211	14,405

Non-current liabilities	25,446	18,521
Total liabilities	39,657	32,926

Contingencies and commitments (Notes 3, 5 and 6)

Shareholders’ equity:
Preferred stock, without par value Authorized, - 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value Authorized, - 20,000 shares; issued and outstanding – 9,080 and 9,113	9,138	9,171
Capital in excess of par value	8,334	8,584
Retained earnings	40,303	24,861
Accumulated other comprehensive loss	(22,130)	(17,366)
Total shareholders’ equity	35,645	25,250
Total liabilities and shareholders’ equity	$75,302	$58,176

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended October 30, 2015 and October 31, 2014

(in thousands, except share and per share amounts)

	52 Weeks
	2015	2014

Net sales	$130,448	$133,401

Cost of products sold	83,579	94,744

Gross margin	46,869	38,657

Selling, general and administrative expenses	38,751	43,089

Income (loss) before taxes	8,118	(4,432)

Provision (benefit) for income taxes	(7,324)	(88)

Net income (loss)	$15,442	$(4,344)

Basic earnings (loss) per share	$1.70	$(0.48)

Shares used to compute basic earnings per common share	9,098,742	9,123,593

See accompanying notes to consolidated financial statements

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the fiscal years ended October 30, 2015 and October 31, 2014

(in thousands)

	52 Weeks
	2015	2014
Net income (loss)	$15,442	$(4,344)
Defined benefit pension plans:
Actuarial (loss) gain unrecognized	(7,525)	(3,454)
Prior service cost	-	1
Other comprehensive (loss) income from defined benefit plans	(7,525)	(3,453)
Other postretirement benefit plans:
Actuarial (loss) gain	(170)	(321)
Prior service cost	(36)	97
Other comprehensive (loss) income from other postretirement benefit plans	(206)	(224)

Other comprehensive (loss) income, before taxes	(7,731)	(3,677)

Tax benefit (provision) on other comprehensive income/loss	2,967	1,054
Valuation allowance on tax benefit from items of other comprehensive income	-	(1,054)

Change in other comprehensive (loss) income, net of tax	(4,764)	(3,677)

Comprehensive income (loss), net of tax	$10,678	$(8,021)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the fiscal years ended October 30, 2015 and October 31, 2014

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 1, 2013	9,134	$9,191	$8,748	$29,205	$(13,689)	$33,455
Shares repurchased and retired	(21)	(20)	(164)			(184)
Net loss				(4,344)		(4,344)
Net change in defined benefit plans and other benefit plans					(3,677)	(3,677)
Balance, October 31, 2014	9,113	$9,171	$8,584	$24,861	$(17,366)	$25,250
Shares repurchased and retired	(33)	(33)	(250)			(283)
Net income				15,442		15,442
Net change in defined benefit plans and other benefit plans					(4,764)	(4,764)
Balance, October 30, 2015	9,080	$9,138	$8,334	$40,303	$(22,130)	$35,645

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended October 30, 2015 and October 31, 2014

(in thousands)

	52 Weeks
	2015	2014

Cash flows from operating activities:
Net income (loss)	$15,442	$(4,344)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	3,050	2,827
Provision (recovery) for losses on accounts receivable	24	28
Provision for promotional allowances	2,749	(2,654)
Gain on sale of property, plant and equipment	(127)	(152)
Deferred income taxes, net	3,171	1,598
Tax valuation allowance	(10,848)	(1,598)
Changes in operating assets and liabilities:
Accounts receivable	(7,090)	4,470
Inventories	1,315	(2,373)
Prepaid expenses	27	(12)
Refundable income taxes	133	549
Other non-current assets	(6)	(514)
Accounts payable	307	965
Accrued payroll, advertising and other expenses	(826)	(1,602)
Income taxes payable	96	-
Current portion of non-current liabilities	365	(627)
Non-current liabilities	(322)	(582)
Net cash (used in) provided by operating activities	7,460	(4,021)
Cash used in investing activities:
Proceeds from sale of property, plant and equipment	52	163
Additions to property, plant and equipment	(1,404)	(3,877)
Net cash used in investing activities	(1,352)	(3,714)
Cash used in financing activities:
Shares repurchased	(283)	(184)
Payment of capital lease obligations	(175)	(214)
Cash dividends paid	-	-
Net cash used in financing activities	(458)	(398)
Net increase (decrease) in cash and cash equivalents	5,650	(8,133)

Cash and cash equivalents at beginning of year	192	8,325
Cash and cash equivalents at end of year	$5,842	$192

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$156	$-
Transportation equipment returned originally financed by capital lease obligation	$(656)	$-

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share amounts, time periods and percentages)

NOTE 1 - The Company and Summary of Significant Accounting Policies:

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

Subsequent events

Management has evaluated events subsequent to October 30, 2015 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements. Based on its review, no material events were identified that require adjustment to the financial statements or additional disclosure.

Concentrations of credit risk

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The carrying amount of cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate fair market value due to the short maturity of these instruments. We maintain cash balances at financial institutions, which may at times exceed the amounts insured by the Federal Deposit Insurance Corporation.  Management does not believe there is significant credit risk associated with these financial institutions. The provision for doubtful accounts receivable is based on historical trends and current collectability risk. We have significant accounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. Sales to Wal-Mart® comprised 31.4% of revenues in fiscal 2015 and 42.6% of total accounts receivable was due from Wal-Mart® at October 30, 2015. Sales to Wal-Mart® comprised 28.8% of revenues in fiscal 2014 and 31.8% of total accounts receivable was due from Wal-Mart® at October 31, 2014.

Business segments

Our company and its subsidiaries operate in two business segments - the processing and distribution of frozen foods products, and the processing and distribution of snack food products.  See Note 7 to the Consolidated Financial Statements for further information.

 Fiscal year

We maintain our accounting records on a 52-53 week fiscal basis ending on the Friday closest to October 31. As part of the regular accounting cycle, fiscal years 2015 and 2014 each included 52 weeks.

Revenues

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through a Company owned direct store delivery system. These delivery costs, $3,663 and $5,045 for 2015 and 2014, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements.

We record promotional and returns allowances based on recent and historical trends.  Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product returns.  Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates.  Promotional allowances deducted from sales for fiscal years 2015 and 2014 were $8,881 and $10,868, respectively.

Advertising expenses

Advertising and other promotional expenses are recorded as selling, general and administrative expenses. Advertising expenses for fiscal years 2015 and 2014 were $1,861 and $3,093, respectively.

Cash and cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills. Cash equivalents totaled $5,842 at October 30, 2015 and $192 at October 31, 2014. All material cash and cash equivalents at October 30, 2015 were held at Wells Fargo Bank N.A.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or non-recurring basis for the years ended October 30, 2015 and October 31, 2014.

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

Life insurance policies

We record the cash surrender value or contract value for life insurance policies as an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period. The cash surrender value is included in other non-current assets in the accompanying consolidated balance sheets.

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

We provide tax accruals for federal, state and local exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these accruals requires judgments about tax issues, potential outcomes and timing. (See Note 4 to the Consolidated Financial Statements). Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations.

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

Recently issued accounting pronouncements and regulations

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents steps for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory”.  The guidance is part of the “Simplification Initiative” to identify and re-evaluate areas where the generally accepted accounting principles may be complex and cumbersome to apply.  The guidance will require that inventory be stated at the lower of cost and net realizable value as opposed to the lower of cost or market.  Net realizable value is the estimated selling price for the inventory less completion, disposal and transportation costs.  The guidance becomes effective for fiscal years beginning after December 15, 2016.  The Company already values inventory by the proposed method.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 6, 2016 with early adoption permitted. The Company applied this guidance to its current fiscal year ending October 30, 2015. Adoption of this guidance had no material impact on the results of operations or financial position.

NOTE 2 - Composition of Certain Financial Statement Captions:

	2015	2014
Inventories:
Meat, ingredients and supplies	$5,268	$4,716
Work in process	1,125	1,447
Finished goods	13,584	15,129
	$19,977	$21,292
Property, plant and equipment:
Land	$1,802	$1,802
Buildings and improvements	14,272	14,254
Machinery and equipment	47,687	47,352
Asset impairment	-	(234)
Capital leased trucks	1,192	1,848
Transportation equipment	5,219	5,522
Construction in process	517	157
	70,689	70,701
Accumulated depreciation and amortization	(60,454)	(58,450)
	$10,235	$12,251

Other non-current assets:
Cash surrender value benefits	$13,660	$13,654
Other	6	6
	$13,666	$13,660
Accrued payroll, advertising and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$3,589	$4,007
Accrued advertising and broker commissions	704	1,278
Property taxes	356	327
Other	554	417
	$5,203	$6,029

Current portion of non-current liabilities (Note 3):
Defined benefit retirement plan	$1,150	$1,127
Executive retirement plans	277	467
Incentive compensation	1,196	718
Capital lease obligation	162	241
Postretirement healthcare	40	43
	$2,825	$2,596

Non-current liabilities (Note 3):
Defined benefit retirement plan	$17,362	$10,830
Executive retirement plans	4,630	4,227
Capital lease obligation	563	1,104
Incentive compensation	1,929	640
Teamster pension withdrawal liability	-	798
Postretirement healthcare	962	922
	$25,446	$18,521

NOTE 3 - Retirement and Other Benefit Plans:

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

Net pension cost consisted of the following:

	52 Weeks
	2015	2014
Service cost	$113	$135
Interest cost	2,176	2,226
Expected return on plan assets	(3,346)	(3,131)
Amortization of unrecognized loss	1,244	830
Amortization of unrecognized prior service costs	-	1
Net pension cost	$187	$61

Net pension costs and benefit obligations are determined using assumptions as of the beginning of each fiscal year. Weighted average assumptions for each fiscal year are as follows:

	2015	2014
Discount rate	4.15%	4.05%
Rate of increase in salary levels	N/A	N/A
Expected return on plan assets	8.00%	8.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	52 Weeks
	2015	2014
Change in plan assets:
Fair value of plan assets - beginning of year	$42,320	$39,124
Employer contributions	1,157	1,587
Actual return on plan assets	(640)	2,939
Benefits paid	(1,418)	(1,330)
Fair value of plan assets - end of year	$41,419	$42,320
Change in benefit obligations:
Benefit obligations - beginning of year	$54,277	$49,154
Service cost	113	135
Interest cost	2,176	2,226
Actuarial (gain) loss	4,783	4,093
Benefits paid	(1,418)	(1,331)
Benefit obligations - end of year	59,931	54,277
Funded status of the plans	(18,512)	(11,957)
Unrecognized prior service costs	0	0
Unrecognized net actuarial loss	25,844	18,319
Net amount recognized	$7,332	$6,362

We perform an internal rate of return analysis when making the discount rate selection.  The discount rates were based on Citigroup Pension Liability Index as of October 30, 2015 and October 31, 2014 respectively.

Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted-average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. Our expected employer contribution to the plan in fiscal year 2016 is $1,150.

During fiscal 2015, our actuary updated mortality tables from the IRS 2014 Combined Static Mortality assumptions to the SOA RP 2014 Total Dataset Adjusted to 2006 with Scale MP-2015. The change in mortality table resulted in a significant liability increase in fiscal 2015 as well as an increased net periodic pension cost (NPPC) projection for fiscal 2016. The expected rate of return on plan assets decreased from 8.00% to 7.00% effective for the 2016 fiscal year. The lower expected rate of return increases net pension costs in future fiscal years.

The actual and target allocation for plan assets are as follows:

Asset Class	2015	Target Asset Allocation	2014	Target Asset Allocation
Large Cap Equities	31.1%	32.0%	30.9%	30.0%
Mid Cap Equities	0%	0.0%	0%	0.0%
Small Cap Equities	13.3%	12.0%	15.6%	15.0%
International (equities only)	20.3%	21.0%	18.4%	20.0%
Fixed Income	30.8%	31.0%	29.2%	31.0%
Other (Government/Corporate, Bonds)	1.9%	2.0%	2.8%	2.0%
Cash	2.6%	2.0%	3.1%	2.0%
Total	100.0	100%	100.0	100%

The fair value of our pension plan assets and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	Year Ended 2015
	Level 1	Level 2	Level 3	Total

Total plan assets	$41,419	-	-	$41,419

Expected payments for the pension benefits are as follows:

Fiscal Years	Pension Benefits
2016	$1,940
2017	$2,064
2018	$2,158
2019	$2,295
2020	$2,443
2021-2025	$14,914

Executive Retirement Plans

Non-Qualified Deferred Compensation

Effective January 1, 1991 we adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. We contribute an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination or attainment of retirement age. No benefit expense was recorded under these plans for fiscal years 2015 and 2014.

Supplemental Executive Retirement Plan

In fiscal year 1991, we adopted a non-qualified supplemental retirement plan for certain key employees.  Benefits provided under the plan are equal to 60% of the employee’s final average earnings, less amounts provided by our defined benefit pension plan and amounts available through Social Security.

Benefits payable related to these plans and included in the accompanying consolidated financial statements were $4,907 and $4,694 at October 30, 2015 and October 31, 2014, respectively. In connection with this arrangement we are the beneficiary of life insurance policies on the lives of certain key employees and retirees. The aggregate cash surrender value of these policies, included in non-current assets, was $13,660 and $13,654 at October 30, 2015 and October 31, 2014, respectively.

Expected payments for executive postretirement benefits are as follows:

Fiscal Years	Executive Postretirement Benefits
2016	$280
2017	$78
2018	$126
2019	$280
2020	$502
2021-2025	$2,510

Incentive Compensation Plan for Certain Key Executives

We provide an incentive compensation plan for certain key executives, which is based upon our pretax income. The payment of these amounts is generally deferred over three or five-year periods. The total amount payable related to this arrangement was $3,125 and $1,359 at October 30, 2015 and October 31, 2014, respectively. Future payments are approximately $1,196, $900, $868, $102 and $59 for fiscal years 2016 through 2020, respectively.

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

Net periodic postretirement healthcare cost consisted of the following:

	52 Weeks
	2015	2014
Service cost	$20	$18
Interest cost	36	37
Amortization of prior service cost	-	-
Amortization of actuarial gain	(37)	(65)
Net periodic postretirement healthcare cost (benefit)	$19	$(10)

Weighted average assumptions for the fiscal years ended October 30, 2015 and October 31, 2014 are as follows:

	2015	2014
Discount rate	3.94%	3.83%
Medical trend rate next year	8.50%	8.50%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2021	2021

The table below shows the estimated effect of a 1% increase in healthcare cost trend rate on the following:

	2015	2014
Interest cost plus service cost	$5	$5
Accumulated postretirement healthcare obligation	$80	$78

The table below shows the estimated effect of a 1% decrease in healthcare cost trend rate on the following:

	2015	2014
Interest cost plus service cost	$(4)	$(4)
Accumulated postretirement healthcare obligation	$(66)	$(64)

The healthcare obligation and funded status of this plan as of the fiscal years ended are as follows:

	2015	2014
Change in accumulated postretirement healthcare obligation:
Healthcare obligation - beginning of year	$965	$880
Service cost	20	18
Interest cost	36	37
Actuarial loss (gain)	1	52
Benefits paid	(19)	(22)
Healthcare obligation – end of year	$1,003	$965

Funded status of the plans	1,003	965
Unrecognized prior service costs	-	-
Unrecognized net actuarial gain	(174)	(212)
Unrecognized amounts recorded in other comprehensive income	174	212
Postretirement healthcare liability	$1,003	$965

Expected payments for the postretirement benefits are as follows:

Fiscal Years	Postretirement Heathcare Benefits
2016	$41
2017	$41
2018	$41
2019	$41
2020	$86
2021-2025	$436

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

During the fiscal year ended November 3, 2006, we implemented a qualified 401(K) retirement plan (the “Plan”) for our sales, administrative, supervisory and certain other employees. During fiscal years 2015 and 2014, we made total employer contributions to the Plan in the amounts of $515 and $500, respectively.

Teamster Pension Withdrawal Liability

During the fourth quarter of fiscal 2014, we closed the refrigerated snack food products division (a division within the Refrigerated and Snack Food Segment involving primarily deli products) and withdrew from the Western Conference of Teamsters Pension Plan. According to the Multi-employer Pension Plan Act of 1980 we are subject to the Western Conference of Teamsters Pension Trust Fund Withdrawal Liability. We recorded a liability in the amount of $798 as of October 31, 2014 and expense in other selling and administrative expenses for fiscal 2014. This amount was paid in October 2015.

NOTE 4 - Income Taxes:

The (benefit) provision for taxes on income includes the following:

	52 Weeks
	2015	2014
Current:
Federal	$253	$(91)
State	100	3
	353	(88)
Deferred:
Federal	(6,335)	-
State	(1,342)	-
	(7,677)
	$(7,324)	$(88)

The total tax provision differs from the expected amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	52 Weeks
	2015	2014
Provision (benefit) for federal income taxes at the applicable statutory rate	$2,772	$(1,477)
Increase in provision (benefit) resulting from state income taxes, net of federal income tax benefit	641	61
Research & development tax credit	(3)	(25)
Non-taxable life insurance gain	(2)	(175)
Change in valuation allowance	(10,848)	1,598
Other, net	116	(70)
	$(7,324)	$(88)

Deferred income taxes result from differences in the bases of assets and liabilities for tax and accounting purposes.

	2015	2014
Receivables allowance	$-	$58
Returns allowance	-	163
Inventory packaging reserve	-	165
Inventory overhead capitalization	-	452
Incentive compensation	-	272
State taxes	-	8
Employee benefits	-	911
Other	-	84
Valuation allowance	-	(2,113)
Current tax assets, net	$-	$-

Receivables allowance	$58	$-
Returns allowance	201	-
Inventory packaging reserve	125	-
Inventory overhead capitalization	400	-
Employee benefits	793	-
Other	1	-
State taxes	(515)	263
Incentive compensation	925	257
Pension and health care benefits	9,202	6,366
Depreciation	(816)	(1,280)
Net operating loss carry-forward and credits	271	2,880
Valuation allowance	-	(8,486)
Non-current tax assets, net	$10,645	$-

ASC 740 requires that an entity's deferred tax assets be reduced by a valuation allowance to the extent its management determines that it is more likely than not that such deferred tax asset, or portion thereof, will not be realized.  Management evaluated the realizability of its deferred tax assets to determine the need and appropriateness of a valuation allowance.  In its determinations, Management considers items of evidence, both positive and negative, including those items outlined in ASC 740. The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur. The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed. The criteria are as follows: first, the Company’s available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; third, the Company considers its outlook of near term continued profitable operations and assesses any material negative and positive trends or events on the immediate horizon. As of October 30, 2015, the Company (1) will extinguish its federal tax NOL, (2) has positive thirty-six month cumulative book income and (3) profitable operations are anticipated given recent positive economic factors including lower and more stable commodity costs combined with a reduction in the level of significant non-performing divisions (closure of the refrigerated snack division during the prior fiscal year).

Due to the degree of judgment involved, actual taxable income could differ materially from management's estimates, or the timing of taxable income could be such that the net operating losses could expire prior to their utilization. Management could determine in the future that the assets are unrealizable, materially decreasing net income in one or more periods. Following recognition, management could reinstate a full valuation allowance should operating performance decline.

As of October 30, 2015, we had federal and state net operating loss carryforwards of approximately $0 and $2,951 respectively.  These loss carryforwards will expire at various dates from 2018 through 2033.

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

In November 2015, the FASB issued guidance in ASU 2015-17 concerning the balance sheet classification of deferred taxes in an initiative to reduce complexity in accounting standards. All deferred tax liabilities and assets should now be classified as noncurrent in the statement of financial position to simplify presentation of deferred tax assets. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. We have already adopted this guidance and the change is reflected of October 30, 2015.

As of October 30, 2015, we have provided a liability of $112 for unrecognized tax benefits related to various federal and state income tax matters. A significant portion of this amount would generally reduce our effective income tax rate if recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

As of October 31, 2014, we have provided a liability of $100 for unrecognized tax benefits related to various federal and state income tax matters. A significant portion of this amount would generally reduce our effective income tax rate if recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	52 Weeks
	2015	2014

Balance at beginning of year	$100	$100
Additions based on tax positions related to the current year	12	-
Additions for tax positions of prior years	2	1
Reductions for tax positions of prior years	(2)	(1)
Settlements	-	-

Balance at end of year	$112	$100

We recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of October 30, 2015, we had approximately $6 in accrued interest and penalties which is included as a component of the $112 unrecognized tax benefit noted above.

Our federal income tax returns are open to audit under the statute of limitations for the years ended October 31, 2012 through 2014.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2011 through 2014.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 5 - Line of Credit:

           We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2016. During the first quarter of fiscal 2015, we converted our line of credit to a revolving line of credit. Under the terms of this line of credit, we may borrow up to $4,000 at an interest rate equal to the bank’s prime rate or Libor plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, minimum net income after tax and total capital expenditures less than $3,000. We were in compliance with all covenants as of October 30, 2015. There have been no borrowings under this line of credit during fiscal 2015.

NOTE 6 - Contingencies and Commitments:

We lease warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements.

Leases for semi-truck trailers expired in 2015 and are classified as operating leases.  Six year leases for OTR (over-the-road) tractors expire in 2018 and are classified as capital leases.  After reevaluating our fleet delivery needs, we returned five OTR tractors financed by the capital lease arrangement with a remaining liability of $445 during the second quarter of fiscal 2015 that resulted in a gain of $75. Rental payments including prior leases were $448 in 2015 and $574 in 2014. Amortization of equipment under capital lease was $225 in 2015.

The following is a schedule by years of future minimum lease payments for transportation leases:

Fiscal Year	Capital Leases	Operating Leases	Financing Obligations
2016	246	16	262
2017	246	-	246
2018	452	-	452
Total Minimum Lease Payments(a)	$944	$16	$960
Less: Amount representing executory costs	(186)
Less: Amount representing interest(b)	(33)
Present value of future minimum lease payments(c)	$725

(a) Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index. Contingent rentals amounted to $93 in 2015 and $116 in 2014 including prior lease arrangements.

(b) Amount necessary to reduce net minimum lease payments to present value calculated at our incremental borrowing rate at the inception of the leases.

(c) Reflected in Note 2, as current and noncurrent obligations under capital leases of $162 and $563, respectively.

NOTE 7 - Segment Information:

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

The following segment information is for the fiscal years ended October 30, 2015 (52 weeks) and October 31, 2014 (52 weeks):

Segment Information
2015	Frozen Food Products	Snack Food Products	Other	Elimination	Totals
Sales	$50,549	79,899	-	-	$130,448
Intersegment sales	-	-	-	-	-
Net sales	50,549	79,899	-	-	130,448
Cost of products sold	30,372	53,207	-	-	83,579
Gross margin	20,177	26,692	-	-	46,869
SG&A	14,625	24,126	-	-	38,751
Income before taxes	5,552	2,566	-	-	8,118

Total assets	$11,206	33,853	30,243	-	$75,302
Additions to PP&E	$186	1,231	(13)	-	$1,404

Segment Information
2014	Frozen Food Products	Refrigerated and Snack Food Products	Other	Elimination	Totals	Refrigerated Products Division*
Sales	$50,740	82,661	-	-	$133,401	6,650
Intersegment sales		446	-	(446)	-	-
Net sales	50,740	83,107	-	(446)	133,401	6,650
Cost of products sold	31,790	63,400	-	(446)	94,744	4,704
Gross margin	18,950	19,707	-	-	38,657	1,946
SG&A	15,715	27,374	-	-	43,089	5,001
Income before taxes	3,235	(7,667)	-	-	(4,432)	(3,055)

Total assets	$11,332	32,427	14,417	-	$58,176
Additions to PP&E	$201	3,601	75	-	$3,877

* = At the end of fiscal year 2014, we discontinued operation of the refrigerated snack food products division which was reported under the Refrigerated and Snack Food Products segment.

NOTE 8- Unaudited Interim Financial Information:

Not applicable to smaller reporting company