Form 10-Q
period 2016-01-22
BRIDGFORD FOODS CORP
filed 2016-03-04
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 22, 2016

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

Yes   [   ]                  No [ X ]

As of February 29, 2016 the registrant had 9,077,275 shares of common stock outstanding.

1 of 20

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Items 1, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 20

Part I.  Financial Information

Item 1. A.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	January 22, 2016	October 30, 2015
	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$12,642	$5,842
Accounts receivable, less allowance for doubtful accounts of $82 and $146, respectively, and promotional allowances of $3,704 and $3,061, respectively	12,679	14,619
Inventories, less inventory reserves of $359 and $381, respectively (Note 2)	16,327	19,977
Prepaid expenses and other current assets	1,017	319
Total current assets	42,665	40,757

Property, plant and equipment, net of accumulated depreciation and amortization of $61,056 and $60,454, respectively	10,114	10,235
Other non-current assets	23,988	24,310
Total assets	$76,767	$75,302

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5,050	$6,087
Accrued payroll, advertising and other expenses	4,425	5,203
Current portion of non-current liabilities	2,654	2,825
Income taxes payable	1,342	96
Total current liabilities	13,471	14,211

Non-current liabilities	25,804	25,446
Total liabilities	39,275	39,657

Commitments and contingencies (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000 shares; issued and outstanding –9,077 and 9,080 shares, respectively	9,135	9,138
Capital in excess of par value	8,312	8,334
Retained earnings	42,175	40,303
Accumulated other comprehensive loss	(22,130)	(22,130)
Total shareholders’ equity	37,492	35,645
Total liabilities and shareholders’ equity	$76,767	$75,302

See accompanying notes to condensed consolidated financial statements.

3 of 20

Item 1. B.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	12 weeks ended
	January 22, 2016	January 23, 2015

Net sales	$36,156	$34,712
Cost of products sold	22,377	25,095

Gross margin	13,779	9,617

Selling, general and administrative expenses	10,678	9,150

Income before taxes	3,101	467
Income tax provision	1,229	-

Net income	$1,872	$467

Net income per share – Basic and diluted	$0.21	$0.05

Weighted average common shares – Basic and diluted	9,079	9,113

See accompanying notes to condensed consolidated financial statements.

4 of 20

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	12 weeks ended
	January 22, 2016	January 23, 2015
Cash flows from operating activities:

Net income	$1,872	$467

Income or charges not affecting cash and cash equivalents:
Depreciation	700	722
Provision for (recoveries) losses on accounts receivable	(82)	52
Provision for promotional allowances	643	704
Gain on sale of property, plant and equipment	(1)	(29)

Changes in operating assets and liabilities:

Accounts receivable	1,379	(2,040)
Inventories	3,650	6,917
Prepaid expenses and other current assets	(698)	(325)
Other non-current assets	322	(66)
Accounts payable	(1,133)	(1,016)
Accrued payroll, advertising and other expenses	(949)	(258)
Income taxes payable	1,342	-
Non-current liabilities	393	(237)

Net cash provided by operating activities	7,438	4,891

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	1	29
Additions to property, plant and equipment	(578)	(92)

Net cash used in investing activities	(577)	(63)

Cash used in financing activities:
Shares repurchased	(25)	(38)
Payment of capital lease obligations	(36)	(55)

Net cash used in financing activities	(61)	(93)

Net increase in cash and cash equivalents	6,800	4,735

Cash and cash equivalents at beginning of period	5,842	192

Cash and cash equivalents at end of period	$12,642	$4,927

Supplemental cash flow information:

Cash paid for income taxes	$153	$12

See accompanying notes to condensed consolidated financial statements.

5 of 20

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve weeks ended January 22, 2016 and January 23, 2015 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2015 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  Recent accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

The October 30, 2015 balance sheet amounts within these interim condensed consolidated financial statements were derived from the audited fiscal 2015 financial statements.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses.  The carrying amount of these instruments approximate fair market value due to their short term maturity.  At January 22, 2016, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended January 22, 2016 and January 23, 2015, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart
	Sales	AR
January 22, 2016	41.2%	39.8%
January 23, 2015	35.8%	35.4%

 * = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve weeks ended January 22, 2016 or the twelve weeks ended January 23, 2015.

Subsequent events

Management has evaluated events subsequent to January 22, 2016 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

6 of 20

Basic and diluted earnings per share

Basic and diluted earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented.  No stock options, warrants, or convertible securities were outstanding as of January 22, 2016 or January 23, 2015, respectively.

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited) January 22, 2016	October 30, 2015
Meat, ingredients and supplies	$4,694	$5,268
Work in progress	807	1,125
Finished goods	10,826	13,584
	$16,327	$19,977

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

Note 3 - Commitments and Contingencies:

We invested in OTR (over-the-road) tractors during the third quarter of fiscal 2012 financed by a capital lease obligation in the amount of $1,848. After reevaluating our fleet delivery needs, we returned five OTR tractors financed by the capital lease arrangement with a remaining liability of $656 during the second quarter of fiscal 2015. The total capital lease obligation remaining for transportation equipment as of January 22, 2016 is $689.  The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life.  The capital lease arrangement replaced the long-standing month-to-month leases of transportation equipment.

The Company also leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. No material changes have been made to these agreements during the first twelve weeks of fiscal 2016.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period.  The contracts are not material.  These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period.   No significant contracts remained unfulfilled at January 22, 2016.  The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

Note 4 - Segment Information:

The Company has two reportable operating segments, Frozen Food Products (the processing and distribution of frozen products) and Snack Food Products (the processing and distribution of meat and other convenience foods).

We evaluate each segment's performance based on revenues and operating income. Selling, general and administrative expenses include corporate accounting, information systems, human resource management and marketing, which are managed at the corporate level. These activities are allocated to each operating segment based on revenues and/or actual usage. Assets managed at the corporate level have been included as other in the accompanying segment information.

7 of 20

The following segment information is presented for the twelve weeks ended January 22, 2016 and January 23, 2015.

Segment Information
Twelve weeks Ended January 22, 2016	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,486	$24,670	$-	$36,156
Intersegment sales	-	-	-	-
Net sales	11,486	24,670	-	36,156
Cost of products sold	7,106	15,271	-	22,377
Gross margin	4,380	9,399	-	13,779
SG&A	3,649	7,029	-	10,678
Income before taxes	731	2,370	-	3,101

Total assets	$10,093	$29,163	$37,511	$76,767
Additions to PP&E	$71	$509	$(2)	$578

Segment Information
Twelve weeks Ended January 23, 2015	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$12,653	$22,059	$-	$34,712
Intersegment sales	-	-	-	-
Net sales	12,653	22,059	-	34,712
Cost of products sold	7,810	17,285	-	25,095
Gross margin	4,843	4,774	-	9,617
SG&A	3,681	5,469	-	9,150
Income before taxes	1,162	(695)	-	467

Total assets	$11,154	$26,329	$19,556	$57,039
Additions to PP&E	$97	$58	$(63)	$92

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2016 fiscal year to be different from the federal statutory rate due to state taxes. The effective tax rate for the twelve week period ended January 22, 2016 was 39.6% to cover federal and state taxes as well as the federal alternative minimum tax.

We recorded an income tax provision of $1,229 for the twelve week period ended January 22, 2016, related to federal and state taxes, based on the Company's expected annual effective tax rate. Our provision for the twelve week period ended January 23, 2015 was zero.

As of January 22, 2016, the Company did not have any outstanding federal or state net operating loss carryforwards.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years ended on or about October 31, 2012 through 2014. We are subject to income tax in California and various other state taxing jurisdictions. Our California state income tax returns are open to audit under the statute of limitations for the fiscal years ended on or about October 31, 2011 through 2014.

8 of 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 (the “Exchange Act”).  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Quarterly Report on Form 10-Q.  Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended October 30, 2015.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of January 31, 2016 was 4.31% as compared to 4.29% at October 31, 2015. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

The table on the next page shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated revenues for the twelve weeks ended January 22, 2016 and January 23, 2015, respectively.

9 of 20

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart
	Sales	AR
January 22, 2016	41.2%	39.8%
January 23, 2015	35.8%	35.4%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the twelve weeks ended January 22, 2016 or the twelve weeks ended January 23, 2015.

Sales are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through our own direct store delivery system.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), was signed into law.  The PPACA contains provisions which may impact the Company’s accounting of other postemployment benefit (“OPEB”) obligations in future periods.  Regulatory guidance for implementation of some of the provisions of the PPACA has not yet been established.  Requirements of the law include the removal of the lifetime limits on active and retiree medical coverage, expanding dependent coverage to age 26 and elimination of pre-existing conditions that may impact OPEB costs.  In addition, the PPACA includes an excise tax in 2020 on the value of benefits that exceed a pre-defined limit which may require changes in benefit plan levels in order to minimize this additional cost. Finally, the PPACA includes provisions that require employers to offer health benefits to all full time employees (defined as 30 hours per week).  The health coverage must meet minimum standards for the actuarial value of the benefits offered and employee affordability.  The current Bridgford plans meet the existing requirements but we have seen the guidance change each year so this will need to be reviewed annually.  We will continue to assess the accounting implications of the PPACA and its impact on our financial position and results of operations as more legislative and interpretive guidance becomes available.  The potential future effects and cost of complying with the provisions of the PPACA are not determinable at this time.

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

10 of 20

Frozen Food Products Segment

In our Frozen Food Products segment, we manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items and shelf stable sandwiches.  All items within this segment are considered similar products and have been aggregated at this level.  Our Frozen Food Products segment serves both food service and retail customers.  Products produced in this segment are supplied through leased long-haul vehicles to food service and retail distributors that take title to the product upon shipment receipt.  Approximately 160 unique frozen food products are sold through wholesalers, cooperatives and distributors to approximately 21,000 retail outlets and 23,000 restaurants and institutions.

Snack Food Products Segment

In our Snack Food Products segment, we primarily distribute products manufactured by us.   All items within this segment are considered similar products and have been aggregated at this level.  The dry sausage division includes products such as jerky, meat snacks, sausage and pepperoni products.   This segment sells approximately 90 different items through a direct store delivery network serving approximately 15,000 supermarkets, mass merchandise and convenience retail stores located in 49 states.  These customers are comprised of large retail chains and smaller “independent” operators.

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

Results of Operations for the Twelve Weeks ended January 22, 2016 and January 23, 2015.

Net Sales-Consolidated

Net sales increased by $1,444 (4.2%) to $36,156 in the first twelve week period of the 2016 fiscal year compared to the same twelve week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	5.2	1,984
Unit sales volume in pounds	-2.3	(891)
Returns activity	0.3	80
Promotional activity	1.0	271
Increase in net sales	4.2	1,444

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $1,167 (9.2%) to $11,486 in the first twelve week period of the 2016 fiscal year compared to the same twelve week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	0.7	96
Unit sales volume in pounds	-7.1	(1,004)
Returns activity	-0.1	(8)
Promotional activity	-2.7	(251)
Decrease in net sales	-9.2	(1,167)

The decrease in net sales for the twelve weeks ended January 22, 2016 primarily relates to lower unit sales volume in pounds and to a lesser extent changes in product mix. Selling prices per pound remained unchanged compared to the prior year. Returns activity increased slightly.  Promotional activity was higher due to increased bid price and menu allowances offered compared to the same twelve week period in the 2015 fiscal year.

11 of 20

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, increased by $2,611 (11.8%) to $24,670 in the first twelve week period of the 2016 fiscal year compared to the same twelve week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	7.9	1,888
Unit sales volume in pounds	0.5	113
Returns activity	0.7	88
Promotional activity	2.7	522
Increase in net sales	11.8	2,611

The increase in net sales in fiscal 2016 was attributable to an increase in selling prices per pound compared to the same quarter in the prior year due to a continued shift towards higher value beef products. Selling prices for pork-based products improved slightly as well. The volume of all products remained about the same as the prior year, with increases in beef products being off-set by a decrease in pork-based products. Promotional and returns activity were both lower than the prior year due to more limited promotional offers on warehouse shipments compared to the same twelve week period in the 2015 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $2,718 (10.8%) to $22,377 in the first twelve week period of the 2016 fiscal year compared to the same twelve week period in fiscal year 2015.  The reduction in cost of products sold primarily relates to lower costs for meat ingredients. Overhead spending increased slightly due to higher pension costs and hourly wages and bonus. The Company's pension cost increased due to a lower than expected return on plan assets coupled with a change in mortality tables. The gross margin increased from 27.7% to 38.1%.

Change in Cost of Products Sold by Segment	$	%	Commodity $ (Decrease)
Frozen Food Products Segment	(704)	-2.8	(188)
Snack Food Products Segment	(2,014)	-8.0	(1,718)
Total	(2,718)	-10.8	(1,906)

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $704 (9.0%) to $7,106 in the first twelve week period of the 2016 fiscal year compared to the same twelve week period in fiscal year 2015. Lower sales volume and to a lesser extent lower flour commodity costs were the primary contributing factors to this decrease. Overhead spending decreased due to significantly lower workers’ compensation costs and lower utility costs. The cost of purchased flour decreased approximately $188 in the first twelve week period of fiscal 2016 compared to the same twelve week period in the prior year.  The gross margin percentage decreased from 38.3% to 38.1% in the first twelve week period of fiscal year 2016 compared to the same twelve week period in the prior fiscal year.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $2,014 (11.7%) to $15,271 in the first twelve week period of the 2016 fiscal year compared to the same twelve week period in fiscal year 2015 due primarily to lower meat commodity costs. Overhead spending increased due to higher hourly wages and bonus partially offset by a significant reduction in workers’ compensation. The cost of significant meat commodities decreased approximately $1,718 in the first twelve week period of fiscal 2016 compared to the same period in the prior year.  The gross margin earned in this segment increased from 21.6% to 38.1% in the first twelve week period of fiscal year 2016 compared to the prior year period primarily as a result of lower meat commodity costs and higher margin sales made through the warehouse distribution channel.

12 of 20

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $1,528 (16.7%) to $10,678 in the first twelve week period of fiscal year 2016 compared to the same twelve week period in the prior fiscal year.  The table below summarizes the significant expense/gain increases/decreases included in this category:

	12 Weeks Ended
	January 22, 2016	January 23, 2015	Expense Increase (Decrease)
Wages and bonus	$4,387	$3,499	$888
Cash surrender value loss (gain)	322	(66)	388
Pension cost	362	117	245
Product advertising	1,648	1,415	233
Other SG&A	3,959	4,185	(226)
Total - SG&A	10,678	9,150	1,528

Higher profits and profit sharing accruals resulted in increased wages and bonus in the first twelve weeks of the 2016 fiscal year compared to the same period in the prior year. The cash surrender value on life insurance policies decreased substantially due to market losses in the underlying equities that support the policies compared to the same twelve week period in fiscal 2015. The increase in pension cost was due to a lower than expected return on plan assets coupled with a change in mortality tables. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the first quarter of fiscal 2016. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure.  The major component comprising the decrease of “Other SG&A” expenses was a lower provision for bad debt and higher rental income.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $32 (0.9%) to $3,649 in the first twelve week period of fiscal year 2016 compared to the same twelve week period in the prior fiscal year.  The overall decrease in SG&A expenses was mainly due to lower product advertising and lower workers’ compensation costs.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $1,560 (28.5%) to $7,029 in the first twelve week period of fiscal year 2016 compared to the same twelve week period in the prior fiscal year.  Most of the increase was due to higher sales and increased payments under product licensing agreements.

Income Taxes-Consolidated

Income tax for the twelve weeks ended January 22, 2016 and January 23, 2015, respectively, was as follows:

	January 22, 2016	January 23, 2015
Income tax provision	$1,229	$-

Effective tax rate	39.6%	0.0%

We recorded a tax provision of $1,229 for the twelve week period ended January 22, 2016, related to federal and state taxes, based on the Company's expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 37.7% primarily due to the valuation allowance reversal on our deferred tax assets in fiscal 2015.

Net Income -Consolidated

The net income of $1,872 in the twelve weeks ended January 22, 2016 includes a non-taxable loss on life insurance policies in the amount of $322. The net income of $467 in the twelve weeks ended January 23, 2015 includes a non-taxable gain on life insurance policies in the amount of $66. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

13 of 20

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver our products.  We have remained free of interest bearing debt (excluding capital leases) for twenty-seven of the last twenty-eight years (with fiscal 2014 being the only exception) and normally fund our operations from cash balances and cash flow generated from operations.  Historically, we expect positive operating cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales.  Anticipated commodity price trends may affect future cash balances.  Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing.

Cash flows from operating activities for the twelve weeks ended:

	January 23, 2016	January 23, 2015
Net income	$1,872	$467
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	700	722
(Recovery on) provision for losses on accounts receivable	(82)	52
Provision for promotional allowances	643	704
Gain on sale of property, plant and equipment	(1)	(29)
Changes in operating working capital	4,306	2,975
Net cash provided by operating activities	$7,438	$4,891

For the twelve weeks ended January 22, 2016, net cash provided by operating activities was $7,438, $2,547 more cash provided than during the same period in fiscal 2015.  Net cash provided by operating activities increased due to the liquidation of inventory of $3,650 and collection of accounts receivable of $1,379 as well as net income of $1,872. The significant liquidation of inventory related to shipments of product to satisfy large warehouse customer orders during the first quarters of fiscal 2016. During the twelve week period ended January 22, 2016 we funded $300 towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements. The Company did not borrow on the line of credit with Wells Fargo during the twelve weeks ended January 22, 2016.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 53 days for the twelve week period ended January 22, 2016.  The liquidation of finished goods inventories during the first quarter of fiscal 2016 during the holiday selling season contributed to the quick conversion cycle which was consistent with the prior year comparative quarter.

For the twelve weeks ended January 23, 2015, operating cash flows increased due to a net income of $467 and the liquidation of inventory. During the twelve week period ended January 23, 2015 we funded $226 towards our defined benefit pension plan.

Cash used in investing activities for the twelve weeks ended:

	January 22, 2016	January 23, 2015
Proceeds from sale of property, plant and equipment	$1	$29
Additions to property, plant and equipment	(578)	(92)
Net cash used in investing activities	$(577)	$(63)

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

14 of 20

The table below highlights additions to property, plant and equipment for the twelve weeks ended:

	January 22, 2016	January 23, 2015
Changes in projects in process	$(168)	$5
Processing equipment	137	-
Direct store delivery vehicles	368	48
Building improvements	8	-
Packaging lines	233	11
Temperature control and product storage	-	6
Salesman’s vehicles	-	22
Additions to property, plant and equipment	$578	$92

Cash used in financing activities for the twelve weeks ended:

	January 22, 2016	January 23, 2015
Shares repurchased	$(25)	$(38)
Payment of capital lease obligations	(36)	(55)
Cash dividends paid	-	-
Net cash used in financing activities	$(61)	$(93)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of January 22, 2016, 122,036 shares were still authorized for repurchase under the program.

We invested in OTR (over-the-road) tractors during the third quarter of fiscal 2012 financed by a capital lease obligation in the amount of $1,848. After reevaluating our fleet delivery needs, we returned five OTR tractors financed by the capital lease arrangement with a remaining liability of $656 during the second quarter of fiscal 2015. The total capital lease obligation remaining as of January 22, 2016 is $689. The capital lease arrangement replaced the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2018. Under the terms of this line of credit, we may borrow up to $4,000 at an interest rate equal to the bank’s prime rate or Libor plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $3,000. The Company was in compliance with all covenants as of January 22, 2016. There have been no borrowings under this line of credit during fiscal 2016.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for the remainder of fiscal 2016.

Recent Accounting Pronouncements

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

15 of 20

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 6, 2016 with early adoption permitted. The Company applied this guidance to its fiscal year ended October 30, 2015. Adoption of this guidance had no material impact on the results of operations or financial position.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” that requires most equity investments be measured at fair value and subsequent changes in fair value recognized in net income. The guidance covers presentation and disclosure requirements of financial liabilities and the classification and measurement of financial instruments. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which will require a lessee to recognize assets and liabilities with lease terms of more than 12 months. Both capital and operating leases will need to be recognized on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020.  The Company is currently evaluating this statement and its impact on its results of operations or financial position.

16 of 20

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 22, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

17 of 20

Part II.  Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended October 30, 2015 should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect our business, financial condition or results of operations.  There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period covered by this Report.

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve week period ended January 22, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 31, 2015 – November 27, 2015	1,690	$9.16	1,690	122,878
November 28, 2015 – December 25, 2015	122	9.29	122	122,756
December 26, 2015 – January 22, 2016	720	9.18	720	122,036
Total	2,532	$9.17	2,532

(1)	The periods shown are the fiscal periods during the twelve week quarter ended January 22, 2016.

(2)

All repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 14, 2015 and continuing through and including October 15, 2016, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of January 22, 2016, the total maximum number of shares that may be purchased under the Purchase Plan is 122,036 at a purchase price not to exceed $10.00 per share at a total maximum aggregate price (exclusive of commission) of $1,220,360.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: March 4, 2016	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

20 of 20