Form 10-Q
period 2016-04-15
BRIDGFORD FOODS CORP
filed 2016-05-27
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 15, 2016

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

Commission file number                                     000-02396

BRIDGFORD FOODS CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-1778176
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification number)

1308 N. Patt Street, Anaheim, CA  92801

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

Yes   [   ]                  No [ X ]

As of May 23, 2016 the registrant had 9,076,832 shares of common stock outstanding.

1 of 23

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Items 1, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 23

Part I.  Financial Information

Item 1. A.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	April 15, 2016	October 30, 2015
	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$10,266	$5,842
Accounts receivable, less allowance for doubtful accounts of $53 and $146, respectively, and promotional allowances of $2,832 and $3,061, respectively	15,095	14,619
Inventories, less inventory reserves of $323 and $381, respectively (Note 2)	18,577	19,977
Prepaid expenses and other current assets	1,027	319
Total current assets	44,965	40,757

Property, plant and equipment, net of accumulated depreciation and amortization of $61,201 and $60,454, respectively	9,811	10,235
Other non-current assets	24,226	24,310
Total assets	$79,002	$75,302

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5,101	$6,087
Accrued payroll, advertising and other expenses	4,593	5,203
Current portion of non-current liabilities	3,230	2,825
Income taxes payable	864	96
Total current liabilities	13,788	14,211

Non-current liabilities	26,245	25,446
Total liabilities	40,033	39,657

Commitments and contingencies (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000 shares; issued and outstanding –9,076 and 9,080 shares, respectively	9,134	9,138
Capital in excess of par value	8,298	8,334
Retained earnings	43,667	40,303
Accumulated other comprehensive loss	(22,130)	(22,130)
Total shareholders’ equity	38,969	35,645
Total liabilities and shareholders’ equity	$79,002	$75,302

See accompanying notes to condensed consolidated financial statements.

3 of 23

Item 1. B.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	12 weeks ended		24 weeks ended
	April 15, 2016	April 17, 2015	April 15, 2016	April 17, 2015

Net sales	$31,145	$26,696	$67,301	$61,407
Cost of products sold	18,914	16,419	41,291	41,513

Gross margin	12,231	10,277	26,010	19,894

Selling, general and administrative expenses	9,760	8,075	20,438	17,225

Income before taxes	2,471	2,202	5,572	2,669
Income tax provision	979	-	2,208	-

Net income	$1,492	$2,202	$3,364	$2,669

Net income per share – Basic and diluted	$0.16	$0.24	$0.37	$0.29

Weighted average common shares – Basic and diluted	9,077	9,104	9,079	9,109

See accompanying notes to condensed consolidated financial statements.

4 of 23

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	24 weeks ended
	April 15, 2016	April 17, 2015
Cash flows from operating activities:

Net income	$3,364	$2,669

Income or charges not affecting cash and cash equivalents:

Depreciation	1,434	1,462
(Recovery on) provision for losses on accounts receivable	(130)	45
(Reduction in) provision for promotional allowances	(229)	379
Gain on sale of property, plant and equipment	(7)	(117)

Changes in operating assets and liabilities:

Accounts receivable	(117)	224
Inventories	1,400	5,595
Prepaid expenses and other current assets	(708)	(445)
Other non-current assets	84	(135)
Accounts payable	(1,082)	(1,137)
Accrued payroll, advertising and other expenses	(205)	(185)
Income taxes payable	864	-
Non-current liabilities	872	(462)

Net cash provided by operating activities	5,540	7,893

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	12	29
Additions to property, plant and equipment	(1,015)	(293)

Net cash used in investing activities	(1,003)	(264)

Cash used in financing activities:
Shares repurchased	(40)	(119)
Payment of capital lease obligations	(73)	(103)

Net cash used in financing activities	(113)	(222)

Net increase in cash and cash equivalents	4,424	7,407

Cash and cash equivalents at beginning of period	5,842	192

Cash and cash equivalents at end of period	$10,266	$7,599

Supplemental cash flow information:

Cash paid for income taxes	$1,559	$12

Returned OTR (over-the-road) tractors originally financed by capital lease obligation	$-	$(656)

See accompanying notes to condensed consolidated financial statements.

5 of 23

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve and twenty-four weeks ended April 15, 2016 and April 17, 2015 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2015 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  Recent accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses.  The carrying amount of these instruments approximate fair market value due to their short term maturity.  At April 15, 2016, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twenty-four weeks ended April 15, 2016 and April 17, 2015, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
April 15, 2016	39.1%	45.7%	0.0%	0.0%
April 17, 2015	28.4%	32.3%	8.8%	21.8%

 * = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twenty-four weeks ended April 15, 2016 or the twenty-four weeks ended April 17, 2015.

Subsequent events

Management has evaluated events subsequent to April 15, 2016 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

6 of 23

Basic and diluted earnings per share

Basic and diluted earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented.  No stock options, warrants, or convertible securities were outstanding as of April 15, 2016 or April 17, 2015, respectively.

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited) April 15, 2016	October 30, 2015
Meat, ingredients and supplies	$5,582	$5,268
Work in progress	1,139	1,125
Finished goods	11,856	13,584
	$18,577	$19,977

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

Note 3 - Commitments and Contingencies:

We invested in OTR (over-the-road) tractors during the third quarter of fiscal 2012 financed by a capital lease obligation in the amount of $1,848. After reevaluating our fleet delivery needs, we returned five OTR tractors financed by the capital lease arrangement with a remaining liability of $656 during the second quarter of fiscal 2015. The total capital lease obligation remaining for transportation equipment as of April 15, 2016 is $652.  The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life.  The capital lease arrangement replaced the long-standing month-to-month leases of transportation equipment.

The Company also leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. No material changes have been made to these agreements during the first twenty-four weeks of fiscal 2016.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period.  The contracts are not material.  These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period.   No significant contracts remained unfulfilled at April 15, 2016.  The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

Note 4 - Segment Information:

The Company has two reportable operating segments, Frozen Food Products (the processing and distribution of frozen products) and Snack Food Products (the processing and distribution of meat and other convenience foods).

We evaluate each segment's performance based on revenues and operating income. Selling, general and administrative expenses include corporate accounting, information systems, human resource management and marketing, which are managed at the corporate level. These activities are allocated to each operating segment based on revenues and/or actual usage. Assets managed at the corporate level have been included as “other” in the accompanying segment information.

7 of 23

The following segment information is presented for the twelve and twenty-four weeks ended April 15, 2016 and April 17, 2015.

Segment Information
Twelve weeks Ended April 15, 2016	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,155	$19,990	$-	$31,145
Intersegment sales	-	-	-	-
Net sales	11,155	19,990	-	31,145
Cost of products sold	6,987	11,927	-	18,914
Gross margin	4,168	8,063	-	12,231
SG&A	3,290	6,470	-	9,760
Income before taxes	878	1,593	-	2,471

Total assets	$10,336	$33,161	$35,505	$79,002
Additions to PP&E	$88	$349	$-	$437

Segment Information
Twelve weeks Ended April 17, 2015	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,560	$15,136	$-	$26,696
Intersegment sales	-	-	-	-
Net sales	11,560	15,136	-	26,696
Cost of products sold	7,103	9,316	-	16,419
Gross margin	4,457	5,820	-	10,277
SG&A	3,116	4,959	-	8,075
Income before taxes	1,341	861	-	2,202

Total assets	$10,164	$25,750	$22,480	$58,394
Additions to PP&E	$(44)	$171	$74	$201

8 of 23

Segment Information
Twenty-four weeks Ended April 15, 2016	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$22,641	$44,660	$-	$67,301
Intersegment sales	-	-	-	-
Net sales	22,641	44,660	-	67,301
Cost of products sold	14,093	27,198	-	41,291
Gross margin	8,548	17,462	-	26,010
SG&A	6,939	13,499	-	20,438
Income before taxes	1,609	3,963	-	5,572

Total assets	$10,336	$33,161	$35,505	$79,002
Additions to PP&E	$159	$858	$(2)	$1,015

Segment Information
Twenty-four weeks Ended April 17, 2015	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$24,213	$37,194	$-	$61,407
Intersegment sales	-	-	-	-
Net sales	24,213	37,194	-	61,407
Cost of products sold	14,914	26,599	-	41,513
Gross margin	9,299	10,595	-	19,894
SG&A	6,797	10,428	-	17,225
Income before taxes	2,502	167	-	2,669

Total assets	$10,164	$25,750	$22,480	$58,394
Additions to PP&E	$53	$229	$11	$293

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2016 fiscal year to be different from the federal statutory rate due to state taxes. The effective tax rate for the twelve week period ended April 15, 2016 was 39.6% to cover federal and state taxes as well as the federal alternative minimum tax.

We recorded an income tax provision of $2,208 for the twenty-four week period ended April 15, 2016, related to federal and state taxes, based on the Company's expected annual effective tax rate. Our provision for the twenty-four week period ended April 17, 2015 was zero. The effective income tax rate differed from the applicable mixed statutory rate of approximately 37.7% primarily due to the valuation allowance reversal on our deferred tax assets in fiscal 2015.

As of April 15, 2016, the Company did not have any outstanding federal or state net operating loss carryforwards.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of April 30, 2016 was 3.83% as compared to 4.29% at October 31, 2015. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

The table on the next page shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated revenues for the twenty-four weeks ended April 15, 2016 and April 17, 2015, respectively.

10 of 23

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
April 15, 2016	39.1%	45.7%	0.0%	0.0%
April 17, 2015	28.4%	32.3%	8.8%	21.8%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the twenty-four weeks ended April 15, 2016 or the twenty-four weeks ended April 17, 2015.

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

Snack Food Products Segment

In our Snack Food Products segment, we primarily distribute products manufactured by us.   All items within this segment are considered similar products and have been aggregated at this level.  The dry sausage division includes products such as jerky, meat snacks, sausage and pepperoni products.   Our Snack Food Products segment sells approximately 90 different items through a direct store delivery network serving approximately 15,000 supermarkets, mass merchandise and convenience retail stores located in 49 states.  These customers are comprised of large retail chains and smaller “independent” operators.

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

Results of Operations for the Twelve Weeks ended April 15, 2016 and April 17, 2015.

Net Sales-Consolidated

Net sales increased by $4,449 (16.7%) to $31,145 in the second twelve week period of the 2016 fiscal year compared to the same twelve week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	8.1	2,350
Unit sales volume in pounds	8.0	2,309
Returns activity	1.6	324
Promotional activity	-1.0	(534)
Increase in net sales	16.7	4,449

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $405 (3.5%) to $11,155 in the second twelve week period of the 2016 fiscal year compared to the same twelve week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	0.5	58
Unit sales volume in pounds	-2.5	(316)
Returns activity	0.4	45
Promotional activity	-1.9	(192)
Decrease in net sales	-3.5	(405)

Sales volume declined 2.5% compared to the prior year. Most product categories declined with the exception of rolls and monkey bread which had volume increases. Selling prices remained unchanged compared to the prior year. Returns activity decreased slightly. Promotional activity was higher due to increased bid price and menu allowances offered compared to the same twelve week period in the 2015 fiscal year.

12 of 23

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, increased by $4,854 (32.1%) to $19,990 in the second twelve week period of the 2016 fiscal year compared to the same twelve week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	14.0	2,292
Unit sales volume in pounds	16.1	2,626
Returns activity	2.9	280
Promotional activity	-0.9	(344)
Increase in net sales	32.1	4,854

The weighted average selling price per pound increased over the same twelve week period in the prior year primarily as a result of a shift to higher value beef products. Volume also increased in the beef products category. Volume related to pork based products was lower and selling prices declined slightly compared to the prior twelve week period. Returns activity was lower than the prior year. Promotional offers increased slightly but not at the same pace as sales increased compared to the same twelve week period in the 2015 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $2,495 (15.2%) to $18,914 in the second twelve week period of the 2016 fiscal year compared to the same twelve week period in fiscal year 2015.  The increase in cost of products sold primarily relates to increased sales which was partially offset by lower costs for meat ingredients. Overhead spending increased due to higher pension costs and hourly wages and bonus. The Company's pension cost increased due to a revision to the expected return on plan assets coupled with an adverse change in mortality tables. The gross margin increased from 38.5% to 39.3%.

Change in Cost of Products Sold by Segment	$	%	Commodity $ (Decrease)
Frozen Food Products Segment	(116)	-0.7	(153)
Snack Food Products Segment	2,611	15.9	(1,413)
Total	2,495	15.2	(1,566)

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $116 (1.6%) to $6,987 in the second twelve week period of the 2016 fiscal year compared to the same twelve week period in fiscal year 2015. Lower sales volume and to a lesser extent lower flour commodity costs were the primary contributing factors to this decrease. Overhead spending increased due to higher pension costs which partially offset the decline in cost of products sold. The cost of purchased flour decreased approximately $153 in the second twelve week period of fiscal 2016 compared to the same twelve week period in the prior year.  The gross margin percentage decreased from 38.6% to 37.4% in the second twelve week period of fiscal year 2016 compared to the same twelve week period in the prior fiscal year.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $2,611 (28.0%) to $11,927 in the second twelve week period of the 2016 fiscal year compared to the same twelve week period in fiscal year 2015 due to a substantial increase in sales volume including higher margin product mix. The increase in cost of goods sold was partially offset by lower meat commodity costs. Overhead spending increased due to higher hourly wages and bonuses. The cost of significant meat commodities decreased approximately $1,413 in the second twelve week period of fiscal 2016 compared to the same period in the prior year.  The gross margin earned in this segment increased from 38.5% to 40.3% in the second twelve week period of fiscal year 2016 compared to the prior year period primarily as a result of lower meat commodity costs and higher margin product mix.

13 of 23

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $1,685 (20.9%) to $9,760 in the second twelve week period of fiscal year 2016 compared to the same twelve week period in the prior fiscal year.  The table below summarizes the significant expense/gain increases/decreases included in this category:

	12 Weeks Ended
	April 15, 2016	April 17, 2015	Expense Increase (Decrease)
Wages and bonuses	$4,113	$3,467	$646
Outside consultants	511	233	278
Pension cost	340	115	225
Product advertising	1,253	1,061	192
Cash surrender value gain	(238)	(70)	(168)
Other SG&A	3,781	3,269	512
Total - SG&A	$9,760	$8,075	$1,685

Higher profits and profit sharing accruals resulted in increased wages and bonus in the second twelve weeks of the 2016 fiscal year compared to the same period in the prior year. Outside consulting costs increased due to higher real estate advisory services and other related legal fees. The increase in pension cost was due to a revision to the expected return on plan assets coupled with an adverse change in mortality tables. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the second quarter of fiscal 2016. The cash surrender value on life insurance policies increased due to market gains in the underlying equities that support the policies compared to the same twelve week period in fiscal 2015. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure.  The major components comprising the increase of “Other SG&A” expenses were the gain on return of leased trucks in the comparison quarter that did not reoccur in the current quarter along with insurance expense in the current quarter.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $174 (5.6%) to $3,290 in the second twelve week period of fiscal year 2016 compared to the same twelve week period in the prior fiscal year.  The overall increase in SG&A expenses was due to higher pension cost and a gain on return of leased trucks in the comparison quarter that did not reoccur in the current quarter.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $1,511 (30.5%) to $6,470 in the second twelve week period of fiscal year 2016 compared to the same twelve week period in the prior fiscal year.  Most of the increase was due to higher sales and increased payments under product licensing agreements.

Income Taxes-Consolidated

Income tax for the twelve weeks ended April 15, 2016 and April 17, 2015, respectively, was as follows:

	April 15, 2016	April 17, 2015
Income tax provision	$979	$-

Effective tax rate	39.6%	0.0%

We recorded a tax provision of $979 for the twelve week period ended April 15, 2016, related to federal and state taxes, based on the Company's expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 37.7% primarily due to the valuation allowance reversal on our deferred tax assets in fiscal 2015.

Net Income -Consolidated

The net income of $1,492 in the twelve weeks ended April 15, 2016 includes a non-taxable gain on life insurance policies in the amount of $238. The net income of $2,202 in the twelve weeks ended April 17, 2015 includes a non-taxable gain on life insurance policies in the amount of $70. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

14 of 23

Results of Operations for the Twenty-four Weeks ended April 15, 2016 and April 17, 2015.

Net Sales-Consolidated

Net sales increased by $5,894 (9.6%) to $67,301 in the twenty-four week period of the 2016 fiscal year compared to the same twenty-four week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	4.4	2,970
Unit sales volume in pounds	4.2	2,783
Returns activity	0.9	404
Promotional activity	0.1	(263)
Increase in net sales	9.6	5,894

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $1,572 (6.5%) to $22,641 in the twenty-four week period of the 2016 fiscal year compared to the same twenty-four week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	0.6	164
Unit sales volume in pounds	-4.9	(1,330)
Returns activity	0.1	37
Promotional activity	-2.3	(443)
Decrease in net sales	-6.5	(1,572)

Sales volume declined about 4.9% compared to the prior year. All product categories declined with the exception of monkey bread which had an overall volume increase. Selling prices remained relatively unchanged compared to the prior year. Returns activity decreased slightly.  Promotional activity was higher due to increased bid price and menu allowances offered compared to the same twenty-four week period in the 2015 fiscal year.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, increased by $7,466 (20.1%) to $44,660 in the twenty-four week period of the 2016 fiscal year compared to the same twenty-four week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	7.0	2,806
Unit sales volume in pounds	10.2	4,113
Returns activity	1.6	368
Promotional activity	1.3	179
Increase in net sales	20.1	7,466

The weighted average selling price per pound increased over the same twenty four-week period in the prior year primarily as a result of a shift to higher value beef products. Volume in the beef products category also increased. Volume related to pork based products was lower and selling prices increased slightly compared to the prior twenty-four week period. Promotional and returns activity were both lower than the prior year due to more limited promotional offers on warehouse shipments compared to the same twenty-four week period in the 2015 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $222 (0.5%) to $41,291 in the twenty-four week period of the 2016 fiscal year compared to the same twenty-four week period in fiscal year 2015.  The reduction in cost of products sold primarily relates to lower costs for meat ingredients which outpaced the increase in sales volume. Overhead spending increased slightly due to higher pension costs and hourly wages and bonus. The Company's pension cost increased due to a revision to the expected return on plan assets coupled with a adverse change in mortality tables. The gross margin increased from 32.4% to 38.6%.

15 of 23

Change in Cost of Products Sold by Segment	$	%	Commodity $ (Decrease)
Frozen Food Products Segment	(821)	-2.0	(340)
Snack Food Products Segment	599	1.5	(3,131)
Total	(222)	-0.5	(3,471)

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $821 (5.5%) to $14,093 in the twenty-four week period of the 2016 fiscal year compared to the same twenty-four week period in fiscal year 2015. Lower sales volume and to a lesser extent lower flour commodity costs were the primary contributing factors to this decrease. Overhead spending increased due to higher pension cost. The cost of purchased flour decreased approximately $340 in the twenty-four week period of fiscal 2016 compared to the same twenty-four week period in the prior year.  The gross margin percentage decreased from 38.4% to 37.8% in the first twenty-four week period of fiscal year 2016 compared to the same twenty-four week period in the prior fiscal year.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $599 (2.3%) to $27,198 in the twenty-four week period of the 2016 fiscal year compared to the same twenty-four week period in fiscal year 2015 due primarily to higher sales volume for warehouse shipments which was partially offset by lower meat commodity costs. Overhead spending increased due to higher hourly wages and bonus partially offset by reductions in healthcare and workers’ compensation. The cost of significant meat commodities decreased approximately $3,131 in the first twenty-four week period of fiscal 2016 compared to the same period in the prior year.  The gross margin earned in this segment increased from 28.5% to 39.1% in the twenty-four week period of fiscal year 2016 compared to the prior year period primarily as a result of lower meat commodity costs and higher margin product mix.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $3,213 (18.7%) to $20,438 in the twenty-four week period of fiscal year 2016 compared to the same twenty-four week period in the prior fiscal year.  The table below summarizes the significant expense/gain (loss) increases/decreases included in this category:

	24 Weeks Ended
	April 15, 2016	April 17, 2015	Expense Increase (Decrease)
Wages and bonus	$8,500	$6,965	$1,535
Pension cost	702	232	470
Product advertising	2,349	1,916	433
Outside consultants	886	467	419
Cash surrender value loss (gain)	84	(136)	220
Provision for doubtful accounts	(130)	45	(175)
Other SG&A	8,047	7,736	311
Total - SG&A	$20,438	$17,225	$3,213

Higher profits and profit sharing accruals resulted in increased wages and bonus in the twenty-four weeks of the 2016 fiscal year compared to the same period in the prior year. The increase in pension cost was due to a revision to the expected return on plan assets coupled with an adverse change in mortality tables. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the first quarter of fiscal 2016. Outside consulting costs increased due to higher real estate advisory services and other related legal fees. The cash surrender value on life insurance policies decreased substantially due to market losses in the underlying equities that support the policies compared to the same twenty-four week period in fiscal 2015. The provision for doubtful accounts was lowered due to positive collection activity. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure.  The major components comprising the increase of “Other SG&A” expenses were higher travel and business, postage, employee training and subscriptions.

16 of 23

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $142 (2.1%) to $6,939 in the twenty-four week period of fiscal year 2016 compared to the same twenty-four week period in the prior fiscal year.  The overall increase in SG&A expenses was mainly due to higher pension cost.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $3,071 (29.4%) to $13,499 in the twenty-four week period of fiscal year 2016 compared to the same twenty-four week period in the prior fiscal year.  Most of the increase was due to higher sales and increased payments under product licensing agreements.

Income Taxes-Consolidated

Income tax for the twenty-four weeks ended April 15, 2016 and April 17, 2015, respectively, was as follows:

	April 15, 2016	April 17, 2015
Income tax provision	$2,208	$-

Effective tax rate	39.6%	0.0%

We recorded a tax provision of $2,208 for the twenty-four week period ended April 15, 2016, related to federal and state taxes, based on the Company's expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 37.7% primarily due to the valuation allowance reversal on our deferred tax assets in fiscal 2015.

Net Income -Consolidated

The net income of $3,364 in the twenty-four weeks ended April 15, 2016 includes a non-taxable loss on life insurance policies in the amount of $84. The net income of $2,669 in the twenty-four weeks ended April 17, 2015 includes a non-taxable gain on life insurance policies in the amount of $136. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

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

Cash flows from operating activities for the twenty-four weeks ended:

	April 15, 2016	April 17, 2015
Net income	$3,364	$2,669

Income or charges no affecting cash and cash equivalents:
Depreciation	1,434	1,462
(Recovery on) provision for losses on accounts receivable	(130)	45
(Reduction in) provision for promotional allowances	(229)	379
Gain on sale of property, plant and equipment	(7)	(117)

Changes in operating assets and liabilities:
Changes in operating working capital	1,108	3,455
Net cash provided by operating activities	$5,540	$7,893

17 of 23

For the twenty-four weeks ended April 15, 2016, net cash provided by operating activities was $5,540, $2,353 less cash provided than during the same period in fiscal 2015.  Net cash provided by operating activities increased primarily due to the liquidation of inventory of $1,400 and net income of $3,364 partially offset by payment of estimated income tax payments of $1,559. The significant liquidation of inventory related to shipments of product to satisfy large warehouse customer orders during the first and second quarters of fiscal 2016. During the twenty-four week period ended April 15, 2016 we funded $601 towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements. The Company did not borrow on the line of credit with Wells Fargo during the twenty-four weeks ended April 15, 2016.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 65 days for the twenty-four week period ended April 15, 2016.  The cash conversion cycle increased due to extended terms with significant customers.

For the twenty-four weeks ended April 17, 2015, operating cash flows increased due primarily to a net income of $2,669 and the liquidation of inventory of $5,595. During the twenty-four week period ended April 17, 2015 we funded $556 towards our defined benefit pension plan.

Cash used in investing activities for the twenty-four weeks ended:

	April 15, 2016	April 17, 2015
Proceeds from sale of property, plant and equipment	$12	$29
Additions to property, plant and equipment	(1,015)	(293)
Net cash used in investing activities	$(1,003)	$(264)

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

The table below highlights additions to property, plant and equipment for the twenty-four weeks ended:

	April 15, 2016	April 17, 2015
Changes in projects in process	$(3)	$34
Building improvements	36	-
Computer software and hardware	3	-
Direct store delivery vehicles	520	220
Packaging lines	270	11
Processing equipment	189	-
Salesman’s vehicles	-	22
Temperature control and product storage	-	6
Additions to property, plant and equipment	$1,015	$293

Cash used in financing activities for the twenty-four weeks ended:

	April 15, 2016	April 17, 2015
Shares repurchased	$(40)	$(119)
Payment of capital lease obligations	(73)	(103)
Cash dividends paid	-	-
Net cash used in financing activities	$(113)	$(222)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of April 15, 2016, 120,113 shares were still authorized for repurchase under the program.

18 of 23

We invested in OTR (over-the-road) tractors during the third quarter of fiscal 2012 financed by a capital lease obligation in the amount of $1,848. After reevaluating our fleet delivery needs, we returned five OTR tractors financed by the capital lease arrangement with a remaining liability of $656 during the second quarter of fiscal 2015. The total capital lease obligation remaining as of April 15, 2016 is $652. The capital lease arrangement replaced the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2018. Under the terms of this line of credit, we may borrow up to $4,000 at an interest rate equal to the bank’s prime rate or Libor plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $3,000. The Company was in compliance with all covenants as of April 15, 2016. There have been no borrowings under this line of credit during fiscal 2016.

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

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory”. The guidance is part of the “Simplification Initiative” to identify and re-evaluate areas where the generally accepted accounting principles may be complex and cumbersome to apply. The guidance will require that inventory be stated at the lower of cost and net realizable value as opposed to the lower of cost or market. Net realizable value is the estimated selling price for the inventory less completion, disposal and transportation costs. The guidance becomes effective for fiscal years beginning after December 15, 2016. Adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

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

In March 2016, the FASB issued ASU 2016-09 guidance which simplifies various aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes consequences, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016 with early adoption permitted. Adoption of this guidance should have minimal impact if any on results of Company operations or financial position.

19 of 23

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended April 15, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twenty-four week period ended April 15, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 23, 2016 – February 19, 2016	1,263	$9.02	1,263	120,773
February 20, 2016 – March 18, 2016	660	9.45	660	120,113
March 19, 2016 – April 15, 2016	-	0.00	-	120,113
Total	1,923	$9.17	1,923

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended April 15, 2016.

(2)

All repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 14, 2015 and continuing through and including October 15, 2016, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of April 15, 2016, the total maximum number of shares that may be purchased under the Purchase Plan is 120,113 at a purchase price not to exceed $10.00 per share at a total maximum aggregate price (exclusive of commission) of $1,201,130.

21 of 23

Item 6.

Exhibits

Exhibit No.	Description

31.1	Certification of Chairman of the Board (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

22 of 23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: May 27, 2016	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

23 of 23