Form 10-Q
period 2016-07-08
BRIDGFORD FOODS CORP
filed 2016-08-19
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 8, 2016

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

714-526-55330

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

Yes   [   ]                  No [ X ]

As of August 15, 2016 the registrant had 9,076,832 shares of common stock outstanding.

1 of 23

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to "Bridgford Foods" or the "Company" contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Items 1, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 23

Part I.  Financial Information

Item 1. A.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	July 8, 2016	October 30, 2015
	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$12,286	$5,842
Accounts receivable, less allowance for doubtful accounts of $55 and $146, respectively, and promotional allowances of $2,694 and $3,061, respectively	14,268	14,619
Inventories, less inventory reserves of $324 and $381, respectively (Note 2)	21,575	19,977
Prepaid expenses and other current assets	1,045	319
Total current assets	49,174	40,757

Property, plant and equipment, net of accumulated depreciation and amortization of $61,629 and $60,454, respectively	10,594	10,235
Other non-current assets	24,360	24,310
Total assets	$84,128	$75,302

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$6,415	$6,087
Accrued payroll, advertising and other expenses	4,767	5,203
Current portion of non-current liabilities	3,411	2,825
Income taxes payable	1,322	96
Total current liabilities	15,915	14,211

Non-current liabilities	27,422	25,446
Total liabilities	43,337	39,657

Commitments and contingencies (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000 shares; issued and outstanding –9,076 and 9,080 shares, respectively	9,134	9,138
Capital in excess of par value	8,298	8,334
Retained earnings	45,489	40,303
Accumulated other comprehensive loss	(22,130)	(22,130)
Total shareholders’ equity	40,791	35,645
Total liabilities and shareholders’ equity	$84,128	$75,302

See accompanying notes to condensed consolidated financial statements.

3 of 23

Item 1. B.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	12 weeks ended		36 weeks ended
	July 8, 2016	July 10, 2015	July 8, 2016	July 10, 2015

Net sales	$29,892	$26,489	$97,193	$87,896
Cost of products sold	17,719	15,869	59,010	57,382

Gross margin	12,173	10,620	38,183	30,514

Selling, general and administrative expenses	9,862	8,623	30,300	25,848

Income before taxes	2,311	1,997	7,883	4,666
Income tax provision	489	142	2,697	142

Net income	$1,822	$1,855	$5,186	$4,524

Net income per share – Basic and diluted	$0.20	$0.20	$0.57	$0.50

Weighted average common shares – Basic and diluted	9,077	9,095	9,078	9,104

See accompanying notes to condensed consolidated financial statements.

4 of 23

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	36 weeks ended
	July 8, 2016	July 10, 2015
Cash flows from operating activities:

Net income	$5,186	$4,524

Income or charges not affecting cash and cash equivalents:

Depreciation	2,040	2,095
(Recovery on) provision for losses on accounts receivable	(128)	20
(Reduction in) provision for promotional allowances	367	85
Gain on sale of property, plant and equipment	3	(122)

Changes in operating assets and liabilities:

Accounts receivable	112	877
Inventories	(1,598)	4,969
Prepaid expenses and other current assets	(726)	(139)
Other non-current assets	(50)	(165)
Accounts payable	232	(999)
Accrued payroll, advertising and other expenses	168	43
Income taxes payable	1,322	-
Non-current liabilities	2,124	(691)

Net cash provided by operating activities	9,052	10,497

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	15	47
Additions to property, plant and equipment	(2,486)	(549)

Net cash used in investing activities	(2,471)	(502)

Cash used in financing activities:
Shares repurchased	(40)	(204)
Payment of capital lease obligations	(97)	(127)

Net cash used in financing activities	(137)	(331)

Net increase in cash and cash equivalents	6,444	9,664

Cash and cash equivalents at beginning of period	5,842	192

Cash and cash equivalents at end of period	$12,286	$9,856

Supplemental cash flow information:

Cash paid for income taxes	$1,589	$45

Returned OTR (over-the-road) tractors originally financed by capital lease obligation	$(132)	$(656)

See accompanying notes to condensed consolidated financial statements.

5 of 23

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the "Company", "we", "our", "us") for the twelve and thirty-six weeks ended July 8, 2016 and July 10, 2015 have been prepared in conformity with the accounting principles described in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2015 (the "Annual Report") and include all adjustments considered necessary by management for a fair presentation of the interim periods.  This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.  Recent accounting pronouncements and their effect on the Company are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses.  The carrying amount of these instruments approximate fair market value due to their short term maturity.  At July 8, 2016, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit.  The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area.  The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis.  The Company does not require collateral from its customers.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the thirty-six weeks ended July 8, 2016 and July 10, 2015, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart
	Sales	AR
July 8, 2016	38.3%	45.6%
July 10, 2015	31.9%	45.5%

 * = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the thirty-six weeks ended July 8, 2016 or the thirty-six weeks ended July 10, 2015.

Subsequent events

Management has evaluated events subsequent to July 8, 2016 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

6 of 23

Basic and diluted earnings per share

Basic and diluted earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented.  No stock options, warrants, or convertible securities were outstanding as of July 8, 2016 or July 10, 2015, respectively.

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited) July 8, 2016	October 30, 2015
Meat, ingredients and supplies	$5,942	$5,268
Work in progress	1,904	1,125
Finished goods	13,729	13,584
	$21,575	$19,977

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

Note 3 - Commitments and Contingencies:

We invested in OTR (over-the-road) tractors during the third quarter of fiscal 2012 financed by a capital lease obligation in the amount of $1,848. After reevaluating our fleet delivery needs, we returned six OTR tractors financed by the capital lease arrangement with a remaining liability of $656 and $69 during the second quarter of fiscal 2015 and third quarter of fiscal 2016, respectively. The total capital lease obligation remaining for transportation equipment as of July 8, 2016 is $558.  The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life.  The capital lease arrangement replaced the long-standing month-to-month leases of transportation equipment.

The Company also leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. No material changes have been made to these agreements during the first thirty-six weeks of fiscal 2016.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period.  These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period.  The contracts are not material.  These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period.   No significant contracts remained unfulfilled at July 8, 2016.  The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

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

7 of 23

The following segment information is presented for the twelve and thirty-six weeks ended July 8, 2016 and July 10, 2015.

Segment Information
Twelve weeks Ended July 8, 2016	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$9,170	$20,722	$-	$29,892
Intersegment sales	-	-	-	-
Net sales	9,170	20,722	-	29,892
Cost of products sold	5,834	11,885	-	17,719
Gross margin	3,336	8,837	-	12,173
SG&A	3,207	6,655	-	9,862
Income before taxes	129	2,182	-	2,311

Total assets	$10,112	$36,228	$37,788	$84,128
Additions to PP&E	$268	$1,152	$51	$1,471

Twelve weeks Ended July 10, 2015	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$9,869	$16,620	$-	$26,489
Intersegment sales	-	-	-	-
Net sales	9,869	16,620	-	26,489
Cost of products sold	6,047	9,822	-	15,869
Gross margin	3,822	6,798	-	10,620
SG&A	3,237	5,386	-	8,623
Income before taxes	585	1,412	-	1,997

Total assets	$9,741	$25,963	$24,573	$60,277
Additions to PP&E	$35	$222	$(1)	$256

8 of 23

Segment Information
Thirty-six weeks Ended July 8, 2016	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$31,811	$65,382	$-	$97,193
Intersegment sales	-	-	-	-
Net sales	31,811	65,382	-	97,193
Cost of products sold	19,927	39,083	-	59,010
Gross margin	11,884	26,299	-	38,183
SG&A	10,145	20,155	-	30,300
Income before taxes	1,739	6,144	-	7,883

Total assets	$10,112	$36,228	$37,788	$84,128
Additions to PP&E	$427	$2,010	$49	$2,486

Thirty-six weeks Ended July 10, 2015	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$34,082	$53,814	$-	$87,896
Intersegment sales	-	-	-	-
Net sales	34,082	53,814	-	87,896
Cost of products sold	20,961	36,421	-	57,382
Gross margin	13,121	17,393	-	30,514
SG&A	10,033	15,815	-	25,848
Income before taxes	3,088	1,578	-	4,666

Total assets	$9,741	$25,963	$24,573	$60,277
Additions to PP&E	$88	$451	$10	$549

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2016 fiscal year to be different from the federal statutory rate due to state taxes. The effective tax rate for the twelve week period ended July 8, 2016 was 21.2% to cover federal and state taxes.

We recorded an income tax provision of $2,697 for the thirty-six week period ended July 8, 2016, related to federal and state taxes, based on the Company's expected annual effective tax rate. Our provision for the thirty-six week period ended July 10, 2015 was $142. The effective income tax rate differed from the applicable mixed statutory rate of approximately 37.7% primarily due to domestic production activities deductions under IRC Section 199.

As of July 8, 2016, the Company did not have any outstanding federal or state net operating loss carryforwards.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of June 30, 2016 was 3.61% as compared to 4.29% at October 31, 2015. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

The table on the next page shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated revenues for the thirty-six weeks ended July 8, 2016 and July 10, 2015, respectively.

10 of 23

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart
	Sales	AR
July 8, 2016	38.3%	45.6%
July 10, 2015	31.9%	45.5%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the thirty-six weeks ended July 8, 2016 or the thirty-six weeks ended July 10, 2015.

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

Results of Operations for the Twelve Weeks ended July 8, 2016 and July 10, 2015.

Net Sales-Consolidated

Net sales increased by $3,403 (12.8%) to $29,892 in the third twelve week period of the 2016 fiscal year compared to the same twelve week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-1.6	(462)
Unit sales volume in pounds	11.2	3,294
Returns activity	0.2	(10)
Promotional activity	3.0	581
Increase in net sales	12.8	3,403

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $699 (7.1%) to $9,170 in the third twelve week period of the 2016 fiscal year compared to the same twelve week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	0.1	13
Unit sales volume in pounds	-6.4	(700)
Returns activity	-0.3	(28)
Promotional activity	-0.5	16
Decrease in net sales	-7.1	(699)

Unit sales volume in pounds declined 6.4% compared to the prior year. Selling prices were consistent compared to the prior year. Returns activity increased slightly and promotional activity was consistent with the prior year.

12 of 23

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, increased by $4,102 (24.7%) to $20,722 in the third twelve week period of the 2016 fiscal year compared to the same twelve week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-2.6	(475)
Unit sales volume in pounds	21.7	3,994
Returns activity	0.8	18
Promotional activity	4.8	565
Increase in net sales	24.7	4,102

The weighted average selling price per pound decreased over the same twelve week period in the prior year primarily as a result of higher sales in the warehouse distribution channel. Volume increased significantly in the beef products category while the volume of pork based products was slightly higher compared to the prior twelve week period. Returns activity and promotional offers were lower than the same twelve week period in the 2015 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $1,850 (11.7%) to $17,719 in the third twelve week period of the 2016 fiscal year compared to the same twelve week period in fiscal year 2015.  The increase in cost of products sold primarily relates to increased sales which was partially offset by lower costs for meat ingredients. Overhead spending increased due to higher workers’ compensation costs and hourly wages and bonus. The Company's workers’ compensation cost increased due to a change in accounting estimate that took place in the comparative quarter. The gross margin increased from 40.1% to 40.7%.

Change in Cost of Products Sold by Segment	$	%	Commodity $ (Decrease)
Frozen Food Products Segment	(213)	-1.3	(113)
Snack Food Products Segment	2,063	13.0	(1,199)
Total	1,850	11.7	(1,312)

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $213 (3.5%) to $5,834 in the third twelve week period of the 2016 fiscal year compared to the same twelve week period in fiscal year 2015. Lower sales volume and to a lesser extent lower flour commodity costs were the primary contributing factors to this decrease. Overhead spending increased due to higher workers’ compensation costs which partially offset the decline in cost of products sold. The cost of purchased flour decreased approximately $113 in the third twelve week period of fiscal 2016 compared to the same twelve week period in the prior year.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $2,063 (21.0%) to $11,885 in the third twelve week period of the 2016 fiscal year compared to the same twelve week period in fiscal year 2015 due to a substantial increase in sales volume including higher margin product mix. The increase in cost of goods sold was partially offset by lower meat commodity costs. Overhead spending increased due to higher workers’ compensation costs and hourly wages and bonuses. The cost of significant meat commodities decreased approximately $1,199 in the third twelve week period of fiscal 2016 compared to the same period in the prior year.

13 of 23

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $1,239 (14.4%) to $9,862 in the third twelve week period of fiscal year 2016 compared to the same twelve week period in the prior fiscal year.  The table below summarizes the significant expense/gain increases/decreases included in this category:

	12 Weeks Ended
	July 8, 2016	July 10, 2015	Expense Increase (Decrease)
Wages and bonuses	$3,939	$3,693	$246
Pension cost	354	116	238
Workers’ compensation	50	(153)	203
Outside consultants	407	232	175
Product advertising	1,407	1,241	166
Other SG&A	3,705	3,494	211
Total - SG&A	$9,862	$8,623	$1,239

Higher profits and profit sharing accruals resulted in increased wages and bonus in the third twelve weeks of the 2016 fiscal year compared to the same period in the prior year. The increase in pension cost was due to a revision to the expected return on plan assets coupled with an adverse change in mortality tables. Workers’ compensation costs increased due to a change in accounting estimate that occurred in the comparison quarter and did not reoccur in the current quarter. Outside consulting costs increased due to higher real estate advisory services and other related legal fees. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the third quarter of fiscal 2016. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure.  The major components comprising the increase of “Other SG&A” expenses was increased travel and expense partially offset by an increase in the gain on the cash surrender value of life insurance policies.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $30 (0.9%) to $3,207 in the third twelve week period of fiscal year 2016 compared to the same twelve week period in the prior fiscal year.  The overall decrease in SG&A expenses was due to lower profit sharing and temporary labor consistent with the reduction in sales volume.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $1,269 (23.6%) to $6,655 in the third twelve week period of fiscal year 2016 compared to the same twelve week period in the prior fiscal year.  Most of the increase was due to higher sales, increased payments under product licensing agreements and higher travel and expense costs.

Income Taxes-Consolidated

Income tax for the twelve weeks ended July 8, 2016 and July 10, 2015, respectively, was as follows:

	July 8, 2016	July 10, 2015
Income tax provision	$489	$142

Effective tax rate	21.2%	7.1%

We recorded a tax provision of $489 for the twelve week period ended July 8, 2016, related to federal and state taxes, based on the Company's expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 37.7% primarily due to primarily due to domestic production activities deductions under IRC Section 199.

Net Income -Consolidated

The net income of $1,822 in the twelve weeks ended July 8, 2016 includes a non-taxable gain on life insurance policies in the amount of $134. The net income of $1,855 in the twelve weeks ended July 10, 2015 includes a non-taxable gain on life insurance policies in the amount of $29. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

14 of 23

Results of Operations for the Thirty-six Weeks ended July 8, 2016 and July 10, 2015.

Net Sales-Consolidated

Net sales increased by $9,297 (10.6%) to $97,193 in the thirty-six week period of the 2016 fiscal year compared to the same thirty-six week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	1.9	1,835
Unit sales volume in pounds	7.0	6,750
Returns activity	0.7	394
Promotional activity	1.0	318
Increase in net sales	10.6	9,297

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $2,271 (6.7%) to $31,811 in the thirty-six week period of the 2016 fiscal year compared to the same thirty-six week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	0.6	215
Unit sales volume in pounds	-5.5	(2,068)
Returns activity	-	8
Promotional activity	-1.8	(426)
Decrease in net sales	-6.7	(2,271)

Sales volume declined about 5.5% compared to the prior year. Selling prices remained relatively unchanged compared to the prior year. Returns activity decreased slightly. Promotional activity was higher due to increased bid price and menu allowances offered compared to the same thirty-six week period in the 2015 fiscal year.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, increased by $11,568 (21.5%) to $65,382 in the thirty-six week period of the 2016 fiscal year compared to the same thirty-six week period last year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	2.8	1,620
Unit sales volume in pounds	15.1	8,818
Returns activity	1.3	386
Promotional activity	2.3	744
Increase in net sales	21.5	11,568

The weighted average selling price per pound increased over the same thirty-six week period in the prior year primarily as a result of a shift in sales mix to higher value beef products. Volume in the beef products category increased significantly. Volume related to pork based products was lower and selling prices increased slightly compared to the prior thirty-six week period. Promotional and returns activity were both lower than the prior year due to more limited promotional offers on warehouse shipments compared to the same thirty-six week period in the 2015 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $1,628 (2.8%) to $59,010 in the thirty-six week period of the 2016 fiscal year compared to the same thirty-six week period in fiscal year 2015.  The increase in cost of products sold primarily relates to higher sales volume partially offset by lower costs for meat ingredients. Overhead spending increased due to higher wages and bonus, increased repairs and maintenance as well as higher pension and workers’ compensation costs. The Company's pension cost increased due to a revision to the expected return on plan assets coupled with an adverse change in mortality tables. The gross margin increased from 34.7% to 39.3%.

15 of 23

Change in Cost of Products Sold by Segment	$	%	Commodity $ (Decrease)
Frozen Food Products Segment	(1,034)	-1.8	(452)
Snack Food Products Segment	2,662	4.6	(4,330)
Total	1,628	2.8	(4,782)

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $1,034 (4.9%) to $19,927 in the thirty-six week period of the 2016 fiscal year compared to the same thirty-six week period in fiscal year 2015. Lower sales volume and to a lesser extent lower flour commodity costs were the primary contributing factors to this decrease. Overhead spending increased due to higher pension cost. The cost of purchased flour decreased approximately $452 in the thirty-six week period of fiscal 2016 compared to the same thirty-six week period in the prior year.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $2,662 (7.3%) to $39,083 in the thirty-six week period of the 2016 fiscal year compared to the same thirty-six week period in fiscal year 2015 due primarily to higher sales volume for warehouse shipments which was partially offset by lower meat commodity costs. Overhead spending increased due to higher hourly wages and bonus and workers’ compensation costs partially offset by a reduction in healthcare. The cost of significant meat commodities decreased approximately $4,330 in the first thirty-six week period of fiscal 2016 compared to the same period in the prior year.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $4,452 (17.2%) to $30,300 in the thirty-six week period of fiscal year 2016 compared to the same thirty-six week period in the prior fiscal year.  The table below summarizes the significant expense/gain (loss) increases/decreases included in this category:

	36 Weeks Ended
	July 8, 2016	July 10, 2015	Expense Increase (Decrease)
Wages and bonus	$12,440	$10,656	$1,784
Pension cost	1,056	348	708
Product advertising	3,256	2,640	616
Outside consultants	1,294	699	595
Fuel	816	1,043	(227)
Other SG&A	11,438	10,462	976
Total - SG&A	$30,300	$25,848	$4,452

Higher profits and profit sharing accruals resulted in increased wages and bonus in the thirty-six weeks of the 2016 fiscal year compared to the same period in the prior year. The increase in pension cost was due to a revision to the expected return on plan assets coupled with an adverse change in mortality tables. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the first thirty-six weeks of fiscal 2016. Outside consulting costs increased due to higher real estate advisory services and other related legal fees. The decrease in fuel expense was driven by per gallon fuel price decreases compared to the prior year as a result of lower trends in petroleum markets. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure.  The major components comprising the increase of “Other SG&A” expenses were higher display rack, workers’ compensation and travel and business expenses.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $112 (1.1%) to $10,145 in the thirty-six week period of fiscal year 2016 compared to the same thirty-six week period in the prior fiscal year.  The overall increase in SG&A expenses was mainly due to higher pension cost.

16 of 23

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $4,340 (27.4%) to $20,155 in the thirty-six week period of fiscal year 2016 compared to the same thirty-six week period in the prior fiscal year.  Most of the increase was due to higher sales and increased payments under product licensing agreements.

Income Taxes-Consolidated

Income tax for the thirty-six weeks ended July 8, 2016 and July 10, 2015, respectively, was as follows:

	July 8, 2016	July 10, 2015
Income tax provision	$2,697	$142

Effective tax rate	34.2%	3.0%

We recorded a tax provision of $2,697 for the thirty-six week period ended July 8, 2016, related to federal and state taxes, based on the Company's expected annual effective tax rate. Our provision for the thirty-six week period ended July 10, 2015 was $142. The effective income tax rate of 34.2% differed from the applicable mixed statutory rate of approximately 37.7% primarily due to domestic production activities deductions under IRC Section 199.

Net Income -Consolidated

The net income of $5,186 in the thirty-six weeks ended July 8, 2016 includes a non-taxable gain on life insurance policies in the amount of $50. The net income of $4,524 in the thirty-six weeks ended July 10, 2015 includes a non-taxable gain on life insurance policies in the amount of $165. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

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

Cash flows from operating activities for the thirty-six weeks ended:

	July 8, 2016	July 10, 2015
Net income	$5,186	$4,524

Income or charges not affecting cash and cash equivalents:
Depreciation	2,040	2,095
(Recovery on) provision for losses on accounts receivable	(128)	20
(Reduction in) provision for promotional allowances	(367)	85
Gain on sale of property, plant and equipment	3	(122)

Changes in operating assets and liabilities:
Changes in operating working capital	2,318	3,895
Net cash provided by operating activities	$9,052	$10,497

For the thirty-six weeks ended July 8, 2016, net cash provided by operating activities was $9,052, $1,445 less cash provided than during the same period in fiscal 2015.  Net cash provided by operating activities decreased primarily due to an increase in inventory of $1,598 partially offset by higher net income of $5,186, higher non-current liabilities for incentive compensation and higher income taxes payable. The significant increase in inventory is related to production of products to satisfy large warehouse customer orders. During the thirty-six week period ended July 8, 2016 we funded $601 towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements. The Company did not borrow on the line of credit with Wells Fargo during the thirty-six weeks ended July 8, 2016.

17 of 23

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 62 days for the thirty-six week period ended July 8, 2016.  The cash conversion cycle increased due to extended terms with significant customers.

For the thirty-six weeks ended July 10, 2015, operating cash flows increased due primarily to a net income of $4,524 and the liquidation of inventory of $4,969. During the thirty-six week period ended July 10, 2015 we funded $556 towards our defined benefit pension plan.

Cash used in investing activities for the thirty-six weeks ended:

	July 8, 2016	July 10, 2015
Proceeds from sale of property, plant and equipment	$15	$47
Additions to property, plant and equipment	(2,486)	(549)
Net cash used in investing activities	$(2,471)	$(502)

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

The table below highlights additions to property, plant and equipment for the thirty-six weeks ended:

	July 8, 2016	July 10, 2015
Changes in projects in process	$644	$110
Building improvements	254	18
Computer software and hardware	4	6
Direct store delivery vehicles	911	345
Packaging lines	270	11
Processing equipment	364	24
Forklifts	39
Communication system	-	13
Salesman’s vehicles	-	22
Additions to property, plant and equipment	$2,486	$549

Cash used in financing activities for the thirty-six weeks ended:

	July 8, 2016	July 10, 2015
Shares repurchased	$(40)	$(204)
Payment of capital lease obligations	(97)	(127)
Cash dividends paid	-	-
Net cash used in financing activities	$(137)	$(331)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of July 8, 2016, 120,113 shares were still authorized for repurchase under the program.

We invested in OTR (over-the-road) tractors during the third quarter of fiscal 2012 financed by a capital lease obligation in the amount of $1,848. After reevaluating our fleet delivery needs, we returned six OTR tractors financed by the capital lease arrangement with a remaining liability of $656 and $69 during the second quarter of fiscal 2015 and third quarter of fiscal 2016, respectively. The total capital lease obligation remaining as of July 8, 2016 is $558. The capital lease arrangement replaced the long-standing month-to-month leases of transportation equipment.

18 of 23

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2018. Under the terms of this line of credit, we may borrow up to $4,000 at an interest rate equal to the bank’s prime rate or Libor plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $3,000. The Company was in compliance with all covenants as of July 8, 2016. There have been no borrowings under this line of credit during fiscal 2016.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” that requires most equity investments to be measured at fair value and subsequent changes in fair value to be recognized in net income. The guidance covers presentation and disclosure requirements of financial liabilities and the classification and measurement of financial instruments. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

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

In March 2016, the FASB issued ASU 2016-09 “Compensation-Stock Compensation” guidance which simplifies various aspects of the accounting for employee share-based payment transactions, including the accounting for income tax consequences, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016 with early adoption permitted. Adoption of this guidance should have minimal impact if any on results of Company operations or financial position.

In June, 2016 the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses”, which requires a financial asset to be presented at the net carrying value which is the amount expected to be collected net of expected credit losses. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 8, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim thirty-six week period ended July 8, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 16, 2016 - May 13, 2016	-	$-	-	120,113
May 14, 2016 - June 10, 2016	-	-	-	120,113
June 11, 2016 - July 8, 2016	-	-	-	120,113
Total	-	$-	-

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended July 8, 2016.

(2)

All repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 14, 2015 and continuing through and including October 15, 2016, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of July 8, 2016, the total maximum number of shares that may be purchased under the Purchase Plan is 120,113 at a purchase price not to exceed $10.00 per share at a total maximum aggregate price (exclusive of commission) of $1,201,130.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: August 19, 2016	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

 23 of 23