Form 10-K
period 2016-10-28
BRIDGFORD FOODS CORP
filed 2017-01-13
CIK 14177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 28, 2016

Commission file number: 000-2396

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on April 15, 2016 was $20,069,000.

As of January 13, 2017, there were 9,076,832 shares of common stock outstanding.

Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held March 8, 2017 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PART I

Item 1.          Business

This Annual Report on Form 10-K (“Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and Bridgford Foods Corporation intends that such forward-looking statements be subject to the safe harbors created thereby. Readers are cautioned that such statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding the following: general economic and business conditions; the impact of competitive product and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; relationships with customers and suppliers; and other factors referenced in this Report.

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

Background of Business

Bridgford Foods Corporation (collectively with its subsidiaries, “Bridgford”, the “Company”, “we”, “our”), a California corporation, was organized in 1952. We originally began operations in 1932 as a retail meat market in San Diego, California and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat, and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. Currently, we and our subsidiaries are primarily engaged in the manufacturing, marketing and distribution of an extensive line of frozen and snack food products throughout the United States. We have not been involved in any bankruptcy, receivership, or similar proceedings since inception nor have we been party to any merger, acquisition, etc. or acquired or disposed of any material amounts of assets during the past five years. Substantially all of our assets have been acquired in the ordinary course of business.

Description of Business

Bridgford Foods Corporation currently operates in two business segments - the processing and distribution of frozen products and the processing and distribution of snack food products. At the end of Fiscal year 2014, we ceased refrigerated snack food product distribution because of continued net losses. For information regarding the separate financial performance of the business segments refer to Note 7 of the Notes to the Consolidated Financial Statements included in this Report.

The following table shows sales, as a percentage of consolidated sales, for each business segment during the last two fiscal years:

	2016	2015
Frozen Food Products	33%	39%
Snack Food Products	67%	61%
	100%	100%

We manufacture all of our food products and distribute an extensive line of biscuits, bread dough items, roll dough items, dry sausage products and beef jerky. Our direct store delivery network consists of non-refrigerated snack food products. Our frozen food products division serves both food service and retail customers.

Although we have recently introduced several new products, most of these products have not contributed significantly to our revenue growth for the fiscal year 2016. Our sales are not subject to material seasonal variations. Historically we have been able to respond quickly to the receipt of orders and, accordingly, do not maintain a significant sales backlog. Neither Bridgford Foods Corporation nor its industry generally has unusual demands or restrictions on working capital items. During the last fiscal year we did not enter into any new markets or any significant contractual or other material relationships.

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

Major Product Classes

Frozen Food Products

Our frozen food products division serves both food service and retail customers. We sell approximately 130 unique frozen food products through approximately 1,175 wholesalers, cooperatives and distributors.

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

      Snack Food Products

During fiscal year 2016, our snack food products division sold approximately 110 different items through customer owned distribution centers and a direct store delivery network serving approximately 15,000 supermarkets, mass merchandise and convenience retail stores located in 49 states.

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

Importance of Key Customers

Sales to Wal-Mart® comprised 34.8% of revenues in fiscal year 2016 and 35.6% of total accounts receivable was due from Wal-Mart® at October 28, 2016. Sales to Dollar General® comprised 7.8% of revenues in fiscal year 2016 and 24.5% of total accounts receivable was due from Dollar General® at October 28, 2016. Sales to Wal-Mart® comprised 31.4% of revenues in fiscal year 2015 and 42.6% of total accounts receivable was due from Wal-Mart® at October 30, 2015.

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

Employees

We had 508 employees at October 28, 2016, approximately 38% of whose employment relationship is governed by collective bargaining agreements. These agreements currently expire between February 2016 (in negotiations) and May 2019.  We believe that our relationship with all of our employees is favorable and contracts will be settled favorably. During the fourth quarter of fiscal year 2014, we closed the refrigerated snack food products division and withdrew from the Western Conference of Teamsters Pension Plan, terminating approximately 44 employees.

Executive Officers of the Registrant

The names, ages, and positions of all our executive officers as of January 15, 2017 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. William L. Bridgford is the son of Hugh Wm. Bridgford and the nephew of Allan L. Bridgford. Officers are normally appointed annually by the Board of Directors at their meeting immediately following the annual meeting of shareholders. Three executive officers are full-time employees of our company. Hugh Wm. Bridgford worked 53% of full time and Allan L. Bridgford worked 50% of full time during fiscal year 2016.

Name	Age	Position(s) with our company
Allan L. Bridgford	81	Vice President and member of the Executive Committee
Hugh Wm. Bridgford	85	Vice President and Chairman of the Executive Committee
William L. Bridgford	62	Chairman and member of the Executive Committee
John V. Simmons	61	President and member of the Executive Committee
Raymond F. Lancy	63	Chief Financial Officer, Executive Vice President, Treasurer and member of the Executive Committee

Item 1A.          Risk Factors

In addition to the other matters set forth in this Report, the continuing operations and the price of our common stock are subject to the following risks, each of which could materially adversely affect our business, financial condition, and results of operations.  The risks described below are only the risks that we currently believe are material to our business.  However, additional risks not presently known, or risks that are currently believed to be immaterial, may also impair our business operations.

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

Our operations are subject to extensive inspection and regulation by the USDA, FDA and by other federal, state, and local authorities regarding the processing, packaging, storage, transportation, distribution, and labeling of products that are manufactured, produced and processed by us. Our processing facilities and products are subject to continuous inspection by the USDA and/or other federal, state, and local authorities. The USDA has issued strict regulations concerning the control of listeria monocytogenes in ready-to-eat meat and poultry products and contamination by food borne pathogens such as E. coli and salmonella, and implemented a system of regulation known as the HACCP program. The HACCP program requires all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements. The U.S. Occupational Safety and Health Administration (“OSHA”) oversees safety compliance and establishes certain employer responsibilities to help “assure safe and healthful working conditions” and keep the workplace free of recognized hazards or practices likely to cause death or serious injury.   Failure to comply with regulations of OSHA could adversely affect our results of operations. We believe that we are currently in compliance with governmental laws and regulations and that we maintain necessary permits and licenses relating to our meat operations.

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

We could suffer significant reductions in revenues and operating incomes if we lost one or more of our largest customers, including Wal-Mart®, which accounted for 34.8% of sales in fiscal year 2016.  Many of our customers, such as supermarkets, warehouse clubs, and food distributors have consolidated in recent years.  Such consolidation has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories while demanding lower pricing and increased promotional programs. These customers also may use their shelf space for their own private label products.  Failure to respond to these trends could reduce our volume and cause us to lower prices or increase promotional spending for our product lines which could adversely affect our profitability.

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

We participate in “multiemployer” pension plans administered by labor unions on behalf of their employees. We make monthly contributions for healthcare and pension benefit obligations. The contribution amount may change depending upon the ability of participating companies to fund these pension liabilities as well as the actual and expected returns on pension plan assets. Should we withdraw from the union and cease participation in a union plan, federal law could impose a penalty for additional contributions to the plan. The penalty would be recorded as an expense in the consolidated statement of operations. The ultimate amount of the withdrawal liability is dependent upon several factors including the funded status of the plan and contributions made by other participating companies. During fiscal year 2014, we withdrew from the Western Conference of Teamsters Pension Plan and recorded an estimated pension expense and a corresponding non-current liability of $798,000 related to this plan. The amount recorded was paid in October 2015. We continue to participate in other multiemployer union plans. In the event of a full or partial withdrawal from these plans, the impact to our financial statements could be material.

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

We utilize the foregoing properties for processing, warehousing, distributing and administrative purposes.  We also lease warehouse and/or office facilities throughout the United States through month-to-month rental agreements.  We believe that our properties are generally adequate to satisfy our foreseeable needs. Additional properties may be acquired and/or plants expanded if favorable opportunities and conditions arise.

Item 3.          Legal Proceedings

No material legal proceedings were pending against us at October 28, 2016 or as of the date of filing of this Report. We are likely to be subject to claims arising from time to time in the ordinary course of our business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on us. Any adverse litigation trends and outcomes could significantly and negatively affect our financial results.

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

Fiscal Year 2016	High	Low	Cash Dividends Paid
First Quarter	$10.75	$8.55	$0.00
Second Quarter	$13.46	$8.55	$0.00
Third Quarter	$13.71	$12.02	$0.00
Fourth Quarter	$15.72	$11.01	$0.00

Fiscal Year 2015	High	Low	Cash Dividends Paid
First Quarter	$8.35	$7.01	$0.00
Second Quarter	$8.65	$7.50	$0.00
Third Quarter	$10.81	$7.38	$0.00
Fourth Quarter	$10.95	$8.06	$0.00

On January 11, 2017, the closing sale price for our common stock on the Nasdaq Global Market was $11.23 per share. As of January 11, 2017, there were 774 shareholders of record in our common stock.

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

Repurchases of Equity Securities by the Issuer

During fiscal year 2016, we repurchased an aggregate of 4,455 shares of our common stock for $40,859 pursuant to our repurchase plan previously authorized by the Board of Directors.  The following table provides information regarding our repurchases of common stock in each of the four periods comprising the fourth quarter of fiscal year 2016.

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 9, 2016 – August 5, 2016	-	$-	-	120,113
August 6, 2016 – September 2, 2016	-	-	-	120,113
September 3, 2016 – September 30, 2016	-	-	-	120,113
October 1, 2016 – October 28, 2016	-	-	-	120,113
Total	-	$-	-

(1)	The periods shown are our fiscal periods during the sixteen-week quarter ended October 28, 2016.

(2)

All repurchases reflected in the foregoing table were made on the open market.  Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005).  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  Commencing on October 15, 2016 and continuing through and including October 14, 2017, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan.  This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased.  As of October 28, 2016, the total maximum number of shares that may be purchased under the Purchase Plan is 120,113 at a purchase price not to exceed $10.00 per share for a total maximum aggregate price (exclusive of commission) of $1,201,130.

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

Results of Operations (in thousands except percentages)

Fiscal Year Ended October 28, 2016 (52 weeks) Compared to Fiscal Year Ended October 30, 2015 (52 weeks)

Net Sales-Consolidated

Net sales in fiscal year 2016 increased $9,615 (7.4%) when compared to the prior year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	1.0	1,470
Unit sales volume in pounds	5.2	7,367
Returns activity	0.4	353
Promotional activity	0.8	425
Increase in net sales	7.4	9,615

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment in fiscal year 2016 decreased $3,960 (-7.8%) compared to the prior year.  The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	0.6	309
Unit sales volume in pounds	-6.5	(3,651)
Returns activity	-	33
Promotional activity	-1.9	(651)
Decrease in net sales	-7.8	(3,960)

The decrease in net sales in fiscal year 2016 was attributable to lower sales volumes in all categories of product. Selling prices per pound increased slightly compared to the prior year. Returns activity essentially remained the same. Promotional activity was higher due to increased bid price and menu allowances offered compared to fiscal 2015.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment in fiscal year 2016 increased $13,575 (17.0%) compared to the prior year. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	1.3	1,161
Unit sales volume in pounds	12.7	11,018
Returns activity	0.9	320
Promotional activity	2.1	1,076
Total - Increase in net sales	17.0	13,575

The increase in net sales in fiscal year 2016 was attributable to the increase in weighted average selling price per pound compared to fiscal year 2015 primarily as a result of a shift in sales mix to higher value beef products. Volume in the beef products category increased significantly compared to the prior year. Volume related to pork based products was lower and selling prices increased slightly. Promotional and returns activity were both lower than the prior year due to more limited promotional offers on warehouse shipments compared to the prior fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations increased by $1,271 (1.5%) compared to the prior year. Overhead spending increased due to significant increases in pension, workers’ compensation, facility repairs and hourly wages. The Company’s pension cost increased due to a lower discount rate compared to the prior fiscal year. The Company's lower workers' compensation benefits cost from last year was due to a change in the accounting estimate of future liabilities which did not reoccur this fiscal year. The main driver of the increase in cost of goods sold was higher sales volume in the Snack Food Products segment. Decreases in meat commodity costs year to date partially offset the increase in cost of products sold as described in the segment analysis below. The gross margin increased from 35.9% to 39.4% during fiscal year 2016.

Change in Cost of Products Sold by Segment	$	%	Commodity $ (Decrease) Increase
Frozen Food Products Segment	(1,101)	-1.3	(575)
Snack Food Products Segment	2,372	2.8	(5,760)
Total	1,271	1.5	(6,335)

Cost of Products Sold and Gross Margin–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $1,101 (-3.6%) to $29,271 in fiscal year 2016 compared to the prior year. Lower unit volume and to a lesser extent lower flour commodity costs of approximately $575 were the primary contributing factors to this decrease. The gross margin percentage decreased from 39.9% to 37.2% during fiscal year 2016 compared to the prior fiscal year.

Cost of Products Sold and Gross Margin–Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $2,372 (4.5%) compared to the prior year due primarily to higher sales volume which was partially offset by lower meat commodity costs. The cost of significant meat commodities decreased approximately $5,760 during fiscal year 2016 compared to the prior year. The gross margin earned in this segment increased from 33.4% to 40.5% during fiscal year 2016 primarily as a result of lower meat commodity costs.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses ("SG&A") in fiscal year 2016 increased $5,626 (14.5%) when compared to the prior year.  The increase in this category did not directly correspond to the change in sales.

The table below summarizes the primary expense variances in this category:

	52 weeks ended
	October 28, 2016	October 30, 2015	Expense Increase (Decrease)
Wages and bonus	$18,617	$15,837	$2,780
Pension cost	1,668	538	1,130
Product advertising	4,318	3,407	911
Outside consultants	1,748	1,163	585
Workers’ compensation	241	(167)	408
Healthcare	1,919	2,271	(352)
Fuel	1,187	1,485	(298)
Outside storage	884	618	266
Travel	1,769	1,568	201
Reserve for doubtful accounts	(166)	24	(190)
Insurance	847	997	(150)
Other SG&A	11,345	11,010	335
Total - SG&A	44,377	38,751	5,626

Higher profits and profit sharing accruals resulted in increased wages and bonus in fiscal year 2016 compared to the same period in the prior year. The increase in pension cost was due to lower discount rates, a revision to the expected return on plan assets and an adverse change in mortality tables. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during fiscal 2016. Outside consulting costs increased due to higher real estate advisory and entitlement related services as well as other related legal fees. Workers’ compensation costs increased due to a change in accounting estimate that occurred in the prior fiscal year that did not reoccur in the current fiscal year. Healthcare expenses decreased due to a change in accounting estimate. The decrease in fuel expense was driven by per gallon fuel price decreases compared to the prior year as a result of lower cost trends in petroleum markets. The increase in outside storage and travel were a direct result of the increase in sales volume. The reserve for doubtful accounts was lowered due to favorable collection activity. Insurance expense decreased due to favorable market conditions, a change in coverage levels and favorable claims experience. The major components comprising the increase of “Other SG&A” expenses were higher repairs and maintenance and utility expense.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $148 (-1.0%) to $14,477 during fiscal year 2016 compared to the prior fiscal year. The overall decrease in SG&A expenses was mainly due to lower sales volume and as a result lower indirect selling expenses including a reduction in wages, bonus and broker commissions.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $5,774 (23.9%) to $29,900 during fiscal year 2016 compared to the prior fiscal year. Most of the increase was due to higher sales and higher wages and bonus and increased payments under product licensing fees.

Income Taxes

The effective income tax rate was 28.3% and -89.8% in fiscal years 2016 and 2015, respectively.  In fiscal year 2016, the effective income tax rate differed from the applicable mixed statutory rate of approximately 37.7% primarily due to the Domestic Production Activities Deduction and a change in the liability on unrecognized benefits related to research and development tax credits (refer to Note 4 of Notes to the Consolidated Financial Statements for more information).  The 2015 tax benefit of $7,323 related primarily to the reversal of the valuation allowance partially offset by income tax expense on book income.

Liquidity and Capital Resources (in thousands except share amounts)

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver to customers. The Company did not borrow on the line of credit during fiscal 2016. There were no borrowings outstanding under this line of credit as of October 28, 2016. The Company was in compliance with all loan covenants except the capital expenditure maximum which was subsequently waived in a letter dated December 19, 2016. We typically fund our operations from cash balances and cash flow generated from operations.  We normally expect positive operating cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales.  We typically build inventories in the third quarter for anticipated promotional sales that occur in the fourth and first quarters.  Anticipated commodity price trends may also affect cash balances.  Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing or to meet customer demand.

Cash flows from operating activities:

	52 Weeks
	2016	2015

Net income	$7,770	$15,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,043	3,050
(Recovery) provision for losses on accounts receivable	(166)	24
Provision for promotional allowances	790	2,749
Loss (gain) on sale of property, plant and equipment	3	(127)
Deferred income taxes, net	(1,034)	3,171
Tax valuation allowance	-	(10,848)
Changes in operating working capital	(5,879)	(6,001)
Net cash provided by operating activities	$4,527	$7,460

For the fifty-two weeks ended October 28, 2016, net cash provided by operating activities was $4,527, a decrease of $2,933 compared to the fifty-two weeks ended October 30, 2015.  The decrease is primarily related to payment of income taxes of $4,267 and an increase in inventory levels in the Snack Food Product segment. During fiscal year 2016, we funded $1,150 towards our defined benefit pension plan.   Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 89 days for the fifty-two weeks ended October 28, 2016 and 79 days for the fifty-two weeks ended October 30, 2015.  The Company increased payment terms to certain large customers during fiscal year 2016 which increased our cash conversion cycle.

For the fifty-two weeks ended October 28, 2015, net cash provided by operating activities was $7,460.  This result was primarily related to net income. During fiscal year 2015, we funded $1,157 towards our defined benefit pension plan.

Cash used in investing activities:

	52 Weeks
	2016	2015
Proceeds from sale of property, plant and equipment	$24	$52
Additions to property, plant and equipment	(3,265)	(1,404)
Net cash used in investing activities	$(3,241)	$(1,352)

Expenditures for property, plant and equipment include the acquisition of equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs.  In general, we capitalize the cost of additions and improvements and expense the cost for repairs and maintenance.  We may also capitalize costs related to improvements that extend the life, increase the capacity, or improve the efficiency of existing machinery and equipment.  Specifically, capitalization of upgrades of facilities to maintain operating efficiency include acquisitions of machinery and equipment used on packaging lines and refrigeration equipment used to process food products.

The table below highlights the additions to property, plant and equipment for the fifty-two weeks ended:

	52 Weeks
	October 28, 2016	October 30, 2015
Temperature control	$-	$6
Processing equipment	550	200
Packaging lines	270	72
Office and building improvements	267	18
Vehicles for sales and/or delivery	1,273	664
Quality control and communication systems	-	49
Computer software and hardware	254	-
Forklifts	39	-
Increase in projects in process	612	395
Additions to property, plant and equipment	$3,265	$1,404

 Cash used in financing activities:

	52 Weeks
	2016	2015
Shares repurchased	$(40)	$(283)
Payments of capital lease obligations	(103)	(175)
Net cash used in financing activities	$(143)	$(458)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005.  Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market.  As of the end of fiscal year 2016, 120,113 shares were still authorized for repurchase under the program.

We invested in OTR (over-the-road) tractors during fiscal year 2012 financed by a capital lease obligation in the amount of $1,848.  After reevaluating our fleet delivery needs, we returned six OTR tractors financed by the capital lease arrangement with a remaining liability of $656 and $69 during the second quarter of fiscal year 2015 and third quarter of fiscal year 2016, respectively. The total capital lease obligation remaining as of October 28, 2016 is $553.  The capital lease arrangement replaced the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2018. Under the terms of this line of credit, we may borrow up to $4,000 at an interest rate equal to the bank’s prime rate or Libor plus 1.75%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures of less than $3,000. We were in compliance with all loan covenants as of October 28, 2016, except the capital expenditure maximum, which was subsequently waived in a letter dated December 19, 2016. There have been no borrowings under this line of credit during fiscal year 2016.

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

The impact of inflation on our financial position and results of operations has not been significant. Management is of the opinion that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for fiscal year 2016.

Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

We have remained free of interest bearing debt (excluding capital leases) for twenty-eight of the last twenty-nine years (with fiscal year 2014 being the only exception) and had no other debt or other contractual obligations within the meaning of Item 303(a)(5) of Regulation S-K, as of October 28, 2016.

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework (2013) and related illustrative documents as an update to Internal Control-Integrated Framework (1992). Management has determined that the 17 principles are present and functioning during its assessment of the effectiveness of our internal controls. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting for our fiscal year ended October 28, 2016.  Based on management’s assessment and the above-referenced criteria, management believes that the internal control over financial reporting for our fiscal year ended October 28, 2016 was effective.

Item 9B.           Other Information

Not applicable.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not late than 120 days after the end of our fiscal year ended October 28, 2016, and is incorporated herein by reference. Information concerning our executive officers is set forth in Part I, Item 1 of this Report under the heading “Executive Officers of the Registrant”.

Item 11.          Executive Compensation

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not late than 120 days after the end of our fiscal year ended October 28, 2016, and is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not late than 120 days after the end of our fiscal year ended October 28, 2016, and is incorporated herein by reference.

Equity Compensation Plan Information

Not applicable, as we do not have any compensation plans under which our equity securities are authorized for issuance.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not late than 120 days after the end of our fiscal year ended October 28, 2016, and is incorporated herein by reference.

We are considered a “controlled company” within the meaning of Rule 5615(c)(1) of the NASDAQ Listing Rules based on our approximate 80% beneficial ownership of  our outstanding common stock by Bridgford Industries Incorporated and are therefore exempted from various NASDAQ Listing Rules pertaining to certain “independence” requirements of our directors. Nevertheless, the Board of Directors has determined that Messrs. Andrews, Ross, and Scott, who together comprise the Audit Committee, are all “independent directors” within the meaning of Rule 5605 of the NASDAQ Listing Rules.

Our general legal counsel is the son of the former senior chairman of the Board of Directors.  As legal counsel to the board, he currently is paid a fee of two thousand dollars for each meeting attended. Total fees paid under this arrangement for fiscal year 2016 were approximately twenty thousand dollars. Legal services are performed on our behalf and billed by a firm in which he is a partner.  Total fees billed under this arrangement for fiscal year 2016 were approximately $160,000.

Director Allan Bridgford Jr., son of the former senior chairman of the Board of Directors, is providing consulting services to the Chicago plant and management.  The contract on behalf of the Company with Allan Bridgford Jr. is for consulting services at $1,200 per day.  Total fees billed under this arrangement for fiscal year 2016 were approximately $139,000.  As a member of the board of directors, he was paid a fee of $2,000 for each meeting attended during fiscal year 2016. Total fees paid under this arrangement for fiscal year 2016 were $19,900. Under a new arrangement with Allan Bridgford Jr., we accrued approximately $547,000 of profit sharing based on fiscal year 2016 profitability to be paid out in three installments equally over the next three years.

Real estate consultant and Board member Keith Ross currently provides consulting services to the board and management. He was paid a fee of $2,000 for each board meeting attended and $550 for each audit committee meeting attended during fiscal year 2016 for a total of $11,250 during fiscal year 2016. Total fees paid during fiscal year 2016 for consulting services were $257,000.

Item 14.          Principal Accountant Fees and Services

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not late than 120 days after the end of our fiscal year ended October 28, 2016, and is incorporated herein by reference.

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

Date: January 13, 2017

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

Signature	Title	Date

/s/ WILLIAM L. BRIDGFORD	Chairman of the Board	January 13, 2017
William L. Bridgford	(Principal Executive Officer)

/s/ BRUCE H. BRIDGFORD	Director	January 13, 2017
Bruce H. Bridgford

/s/ JOHN V. SIMMONS	President & Director	January 13, 2017
John V. Simmons

/s/ RAYMOND F. LANCY	Chief Financial Officer, Vice President, Treasurer & Director	January 13, 2017
Raymond F. Lancy	(Principal Financial and Accounting Officer)

/s/ TODD C. ANDREWS	Director	January 13, 2017
Todd C. Andrews

/s/ ALLAN BRIDGFORD JR.	Director	January 13, 2017
Allan Bridgford Jr.

/s/ D. GREGORY SCOTT	Director	January 13, 2017
D. Gregory Scott

/s/ KEITH A. ROSS	Director	January 13, 2017
Keith A. Ross

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Bridgford Foods Corporation

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation (the "Company") as of October 28, 2016 and October 30, 2015 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridgford Foods Corporation as of October 28, 2016 and October 30, 2015 and the results of its consolidated operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar Milner LLP

Newport Beach, California

January 13, 2017

BRIDGFORD FOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

October 28, 2016 and October 30, 2015

(in thousands, except share and per share amounts)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$6,985	$5,842
Accounts receivable, less allowance for doubtful accounts of $17 and $146, respectively and promotional allowances of $2,271 and $3,061, respectively	16,582	14,619
Inventories, less reserves of $308, and $381, respectively	24,081	19,977
Prepaid expenses	937	319
Total current assets	48,585	40,757

Property, plant and equipment, net of accumulated depreciation and amortization of $62,330 and $60,454, respectively	10,362	10,235
Other non-current assets	13,775	13,666
Deferred income taxes	14,532	10,644
Total assets	$87,254	$75,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,085	$6,087
Accrued payroll, advertising and other expenses	4,089	5,203
Income taxes payable	130	96
Current portion of non-current liabilities	3,918	2,825
Total current liabilities	12,222	14,211

Non-current liabilities	36,123	25,446
Total liabilities	48,345	39,657

Contingencies and commitments (Notes 3, 5 and 6)

Shareholders’ equity:
Preferred stock, without par value Authorized, - 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value Authorized, - 20,000 shares; issued and outstanding – 9,076 and 9,080	9,134	9,138
Capital in excess of par value	8,298	8,334
Retained earnings	48,073	40,303
Accumulated other comprehensive loss	(26,596)	(22,130)
Total shareholders’ equity	38,909	35,645
Total liabilities and shareholders’ equity	$87,254	$75,302

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended October 28, 2016 and October 30, 2015

(in thousands, except share and per share amounts)

	52 Weeks
	2016	2015

Net sales	$140,063	$130,448

Cost of products sold	84,850	83,579

Gross margin	55,213	46,869

Selling, general and administrative expenses	44,377	38,751

Income before taxes	10,836	8,118

Provision for (benefit on) income taxes	3,066	(7,324)

Net income	$7,770	$15,442

Basic earnings per share	$0.86	$1.70

Shares used to compute basic earnings per common share	9,077,606	9,098,742

See accompanying notes to consolidated financial statements

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the fiscal years ended October 28, 2016 and October 30, 2015

(in thousands)

	52 Weeks
	2016	2015
Net income	$7,770	$15,442
Other comprehensive (loss) from defined benefit plans	(7,419)	(7,525)
Other postretirement benefit plans:
Actuarial (loss)	(103)	(170)
Prior service cost (benefit)	202	(36)
Other comprehensive income (loss) from other postretirement benefit plans	99	(206)

Other comprehensive (loss), before taxes	(7,320)	(7,731)

Tax benefit on other comprehensive income/loss	2,854	2,967

Change in other comprehensive (loss), net of tax	(4,466)	(4,764)

Comprehensive income, net of tax	$3,304	$10,678

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the fiscal years ended October 28, 2016 and October 30, 2015

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 31, 2014	9,113	$9,171	$8,584	$24,861	$(17,366)	$25,250
Shares repurchased and retired	(33)	(33)	(250)			(283)
Net income				15,442		15,442
Net change in defined benefit plans and other benefit plans					(4,764)	(4,764)
Balance, October 30, 2015	9,080	$9,138	$8,334	$40,303	$(22,130)	$35,645
Shares repurchased and retired	(4)	(4)	(36)			(40)
Net income				7,770		7,770
Net change in defined benefit plans and other benefit plans					(4,466)	(4,466)
Balance, October 28, 2016	9,076	$9,134	$8,298	$48,073	$(26,596)	$38,909

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended October 28, 2016 and October 30, 2015

(in thousands)

	52 Weeks
	2016	2015

Cash flows from operating activities:
Net income	$7,770	$15,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,043	3,050
(Recovery) provision for losses on accounts receivable	(166)	24
Provision for promotional allowances	790	2,749
Loss (gain) on sale of property, plant and equipment	3	(127)
Deferred income taxes, net	(1,034)	3,171
Tax valuation allowance	-	(10,848)
Changes in operating assets and liabilities:
Accounts receivable	(2,587)	(7,090)
Inventories	(4,104)	1,315
Prepaid expenses	(556)	27
Refundable income taxes	(62)	133
Other non-current assets	(109)	(6)
Accounts payable	(2,002)	307
Accrued payroll, advertising and other expenses	(1,114)	(826)
Income taxes payable	34	96
Current portion of non-current liabilities	1,105	365
Non-current liabilities	3,516	(322)
Net cash provided by operating activities	4,527	7,460
Cash used in investing activities:
Proceeds from sale of property, plant and equipment	24	52
Additions to property, plant and equipment	(3,265)	(1,404)
Net cash used in investing activities	(3,241)	(1,352)
Cash used in financing activities:
Shares repurchased	(40)	(283)
Payment of capital lease obligations	(103)	(175)
Net cash used in financing activities	(143)	(458)
Net increase in cash and cash equivalents	1,143	5,650

Cash and cash equivalents at beginning of year	5,842	192
Cash and cash equivalents at end of year	$6,985	$5,842

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,267	$156
Transportation equipment returned originally financed by capital lease obligation	$(132)	$(656)

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

Subsequent events

Management has evaluated events subsequent to October 28, 2016 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements. Based on its review, no material events were identified that require adjustment to the financial statements or additional disclosure.

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

We have significant accounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. Sales to Wal-Mart® comprised 34.8% of revenues in fiscal 2016 and 35.6% of total accounts receivable was due from Wal-Mart® at October 28, 2016. Sales to Dollar General® comprised 7.8% of revenues in fiscal 2016 and 24.5% of total accounts receivable was due from Dollar General® at October 28, 2016. Sales to Wal-Mart® comprised 31.4% of revenues in fiscal 2015 and 42.6% of total accounts receivable was due from Wal-Mart® at October 30, 2015.

Business segments

Our company and its subsidiaries operate in two business segments - the processing and distribution of frozen foods products, and the processing and distribution of snack food products.  See Note 7 to the Consolidated Financial Statements for further information.

 Fiscal year

We maintain our accounting records on a 52-53 week fiscal basis ending on the Friday closest to October 31. As part of the regular accounting cycle, fiscal years 2016 and 2015 each included 52 weeks.

Revenues

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through a Company owned direct store delivery system. These delivery costs, $3,456 and $3,663 for fiscal years 2016 and 2015, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements.

We record promotional and returns allowances based on recent and historical trends.  Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product returns.  Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates.  Promotional allowances deducted from sales for fiscal years 2016 and 2015 were $8,578 and $8,881, respectively.

Advertising expenses

Advertising and other promotional expenses are recorded as selling, general and administrative expenses. Advertising expenses for fiscal years 2016 and 2015 were $2,055 and $1,861, respectively.

Cash and cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills. Cash equivalents totaled $6,985 at October 28, 2016 and $5,842 at October 30, 2015. All material cash and cash equivalents at October 28, 2016 were held at Wells Fargo Bank N.A.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or non-recurring basis for the years ended October 28, 2016 and October 30, 2015.

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

Comprehensive income

Comprehensive income consists of net income and additional minimum pension liability adjustments.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 6, 2016 with early adoption permitted. The Company applied this guidance to its current fiscal year ending October 28, 2016. Adoption of this guidance had no material impact on the results of operations or financial position.

In February 2016, the FASB issued ASU 2016-02, “Leases”. The guidance requires both operating and capital leases to be recognized on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, providing guidance regarding the application of ASU 2014-09 when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB further issued ASU No. 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients” providing guidance in certain narrow areas and adding some practical expedients. The effective dates for these updates are the same as the effective date for ASU No. 2014-09, which is the Company’s fiscal year 2019 and interim periods therein.  The Company is currently evaluating these statements and their impact on the Company’s  results of operations, financial position, and disclosures.

 In October 2016, the FASB issued ASU 2016-16, “Income Taxes – Classification of Certain Cash Receipts and Cash Payments”. The guidance involves eight specific cash flow issues and aims to unify accounting for these transactions. The guidance becomes effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating this guidance and its impact on its results of operations or financial position.

NOTE 2 - Composition of Certain Financial Statement Captions:

	2016	2015
Inventories, net:
Meat, ingredients and supplies	$5,401	$5,268
Work in process	1,206	1,125
Finished goods	17,474	13,584
	$24,081	$19,977
Property, plant and equipment, net:
Land	$1,802	$1,802
Buildings and improvements	14,394	14,272
Machinery and equipment	48,498	47,687
Capital leased trucks	1,060	1,192
Transportation equipment	5,860	5,219
Construction in process	1,078	517
	72,692	70,689
Accumulated depreciation and amortization	(62,330)	(60,454)
	$10,362	$10,235

Other non-current assets:
Cash surrender value benefits	$13,769	$13,660
Other	6	6
	$13,775	$13,666
Accrued payroll, advertising and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$2,912	$3,589
Accrued advertising and broker commissions	471	704
Property taxes	352	356
Other	354	554
	$4,089	$5,203

Current portion of non-current liabilities (Note 3):
Defined benefit retirement plan	$1,099	$1,150
Executive retirement plans	75	277
Incentive compensation	2,574	1,196
Capital lease obligation	150	162
Customer deposits	9	-
Postretirement healthcare benefits	11	40
	$3,918	$2,825

Non-current liabilities (Note 3):
Defined benefit retirement plan	$25,317	$17,362
Executive retirement plans	5,379	4,630
Capital lease obligation	404	563
Incentive compensation	4,524	1,929
Postretirement healthcare benefits	499	962
	$36,123	$25,446

NOTE 3 - Retirement and Other Benefit Plans:

Noncontributory-Trusteed Defined Benefit Retirement Plans for Sales, Administrative, Supervisory and Certain Other Employees

We have noncontributory-trusteed defined benefit retirement plans for sales, administrative, supervisory and certain other employees. In the third quarter of fiscal year 2006, we froze future benefit accruals under this plan for employees classified within the administrative, sales or supervisory job classifications or within any non-bargaining class. The benefits under these plans are primarily based on years of service and compensation levels. The funding policy of the plan is to make contributions which are at least equal to the minimum required contributions needed to avoid a funding deficiency. The measurement date for the plan is our fiscal year end.

Net pension cost consisted of the following:

	52 Weeks
	2016	2015
Service cost	$130	$113
Interest cost	2,448	2,176
Expected return on plan assets	(2,871)	(3,346)
Amortization of unrecognized loss	1,927	1,244
Amortization of unrecognized prior service costs	-	-
Net pension cost	$1,634	$187

Net pension costs and benefit obligations are determined using assumptions as of the beginning of each fiscal year. Weighted average assumptions for each fiscal year are as follows:

	2016	2015
Discount rate	3.40%	4.15%
Rate of increase in salary levels	N/A	N/A
Expected return on plan assets	7.00%	8.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	52 Weeks
	2016	2015
Change in plan assets:
Fair value of plan assets - beginning of year	$41,419	$42,320
Employer contributions	1,150	1,157
Actual return (depreciation) on plan assets	790	(640)
Benefits paid	(1,488)	(1,418)
Fair value of plan assets - end of year	$41,871	$41,419
Change in benefit obligations:
Benefit obligations - beginning of year	$59,931	$54,277
Service cost	130	113
Interest cost	2,448	2,176
Actuarial loss	7,266	4,783
Benefits paid	(1,488)	(1,418)
Benefit obligations - end of year	68,287	59,931
Funded status of the plans	(26,416)	(18,512)
Unrecognized prior service costs	-	-
Unrecognized net actuarial loss	33,264	25,844
Net amount recognized	$6,848	$7,332

We perform an internal rate of return analysis when making the discount rate selection.  The discount rates were based on Citigroup Pension Liability Index as of September 30, 2016 and October 31, 2015 respectively.

Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted-average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. Our expected employer contribution to the plan in fiscal year 2017 is $1,109.

During fiscal year 2015, our actuary updated mortality tables from the IRS 2014 Combined Static Mortality assumptions to the SOA RP 2014 Total Dataset Adjusted to 2006 with Scale MP-2015. The change in mortality table resulted in a significant liability increase in fiscal year 2015 as well as an increased net periodic pension cost (NPPC) projection for fiscal year 2016. The expected rate of return on plan assets decreased from 8.00% to 7.00% effective for fiscal year 2016. The lower expected rate of return increases net pension costs in future fiscal years.

The actual and target allocation for plan assets are as follows:

Asset Class	2016	Target Asset Allocation	2015	Target Asset Allocation
Large Cap Equities	32.0%	32.0%	31.1%	32.0%
Mid Cap Equities	0%	0.0%	0%	0.0%
Small Cap Equities	12.1%	12.0%	13.3%	12.0%
International (equities only)	21.3%	21.0%	20.3%	21.0%
Fixed Income	30.7%	31.0%	30.8%	31.0%
Other (Government/Corporate, Bonds)	2.0%	2.0%	1.9%	2.0%
Cash	1.9%	2.0%	2.6%	2.0%
Total	100.0	100.0%	100.0	100.0%

The fair value of our pension plan assets as of October 28, 2016 and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	2016
	Level 1	Level 2	Level 3	Total

Total plan assets	$41,871	-	-	$41,871

Expected payments for the pension benefits are as follows:

Fiscal Years	Pension Benefits
2017	$2,277
2018	$2,197
2019	$2,124
2020	$2,466
2021	$2,663
2022-2026	$15,888

Executive Retirement Plans

Non-Qualified Deferred Compensation

Effective January 1, 1991 we adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. We contribute an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination or attainment of retirement age. No benefit expense was recorded under these plans for fiscal years 2016 and 2015.

Supplemental Executive Retirement Plan

In fiscal year 1991, we adopted a non-qualified supplemental retirement plan for certain key employees.  Benefits provided under the plan are equal to 60% of the employee’s final average earnings, less amounts provided by our defined benefit pension plan and amounts available through Social Security.

Benefits payable related to these plans and included in the accompanying consolidated financial statements were $5,454 and $4,907 at October 28, 2016 and October 30, 2015, respectively. In connection with this arrangement we are the beneficiary of life insurance policies on the lives of certain key employees and retirees. The aggregate cash surrender value of these policies, included in non-current assets, was $13,769 and $13,660 at October 28, 2016 and October 30, 2015, respectively.

Expected payments for executive postretirement benefits are as follows:

Fiscal Years	Executive Postretirement Benefits
2017	$75
2018	$121
2019	$287
2020	$521
2021	$521
2022-2026	$2,603

Incentive Compensation Plan for Certain Key Executives

We provide an incentive compensation plan for certain key executives, which is based upon our pretax income. The payment of these amounts is generally deferred over three or five-year periods. The total amount payable related to this arrangement was $7,098 and $3,125 at October 28, 2016 and October 30, 2015, respectively. Future payments are approximately $2,574, $2,541, $1,785, $129 and $69 for fiscal years 2017 through 2021, respectively.

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

Net periodic postretirement healthcare cost consisted of the following:

	52 Weeks
	2016	2015
Service cost	$13	$20
Interest cost	28	36
Amortization of prior service cost	(132)	-
Amortization of actuarial gain	(106)	(37)
Net periodic postretirement healthcare (benefit) cost	$(197)	$19

Weighted average assumptions for the fiscal years ended October 28, 2016 and October 30, 2015 are as follows:

	2016	2015
Discount rate	3.38%	3.94%
Medical trend rate next year	8.50%	8.50%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2021	2021

The table below shows the estimated effect of a 1% increase in healthcare cost trend rate on the following:

	2016	2015
Interest cost plus service cost	$6	$5
Accumulated postretirement healthcare obligation	$59	$80

The table below shows the estimated effect of a 1% decrease in healthcare cost trend rate on the following:

	2016	2015
Interest cost plus service cost	$(5)	$(4)
Accumulated postretirement healthcare obligation	$(49)	$(66)

The healthcare obligation and funded status of this plan as of the fiscal years ended are as follows:

	2016	2015
Change in accumulated postretirement healthcare obligation:
Healthcare obligation - beginning of year	$1,003	$965
Service cost	13	20
Interest cost	28	36
Eliminate FSA	(441)	-
Actuarial (gain) loss	(89)	1
Benefits paid	(3)	(19)
Healthcare obligation – end of year	$511	$1,003

Funded status of the plans	511	1,003
Unrecognized prior service costs	(308)	-
Unrecognized net actuarial gain	(156)	(174)
Unrecognized amounts recorded in other comprehensive income	464	174
Postretirement healthcare liability	$511	$1,003

Expected payments for the postretirement benefits are as follows:

Fiscal Years	Postretirement Heathcare Benefits
2017	$13
2018	$13
2019	$53
2020	$76
2021-2025	$396

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

During the fiscal year ended November 3, 2006, we implemented a qualified 401(K) retirement plan (the “Plan”) for our sales, administrative, supervisory and certain other employees. During fiscal years 2016 and 2015, we made total employer contributions to the Plan in the amounts of $549 and $515, respectively.

NOTE 4 - Income Taxes:

The provision (benefit) for taxes on income includes the following:

	52 Weeks
	2016	2015
Current:
Federal	$3,874	$253
State	226	100
	4,100	353
Deferred:
Federal	(883)	(6,335)
State	(151)	(1,342)
	(1,034)	(7,677)
	$3,066	$(7,324)

The total tax provision differs from the expected amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	52 Weeks
	2016	2015
Provision for federal income taxes at the applicable statutory rate	$3,684	$2,772
Increase in provision resulting from state income taxes, net of federal income tax benefit	49	641
Research & development tax credit	-	(3)
Non-taxable life insurance gain	(37)	(2)
Domestic Production Activities Deduction	(429)	-
Change in valuation allowance	-	(10,848)
Other, net	(201)	116
	$3,066	$(7,324)

Deferred income taxes result from differences in the bases of assets and liabilities for tax and accounting purposes.

	2016	2015
Receivables allowance	$7	$58
Returns allowance	166	201
Inventory packaging reserve	100	125
Inventory overhead capitalization	524	400
Employee benefits	552	793
Other	1	1
State taxes	(655)	(515)
Incentive compensation	2,140	925
Pension and health care benefits	12,438	9,202
Depreciation	(837)	(816)
Net operating loss carry-forward and credits	96	271
Non-current tax assets, net	$14,532	$10,645

Accounting Standards Codification ("ASC") 740 requires that an entity's deferred tax assets be reduced by a valuation allowance to the extent its management determines that it is more likely than not that such deferred tax asset, or portion thereof, will not be realized.  Management evaluated the realizability of its deferred tax assets to determine the need and appropriateness of a valuation allowance.  In its determinations, Management considers items of evidence, both positive and negative, including those items outlined in ASC 740. The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur.  The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed.  The three criteria were met and the valuation allowance was reversed in its entirety during fiscal year 2015. The Company continues to measure the realizability of its deferred tax assets against the preset criteria. The criteria are as follows: first, the Company’s available federal tax net operating loss ("NOL") must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; third, the Company considers its outlook of near term continued profitable operations and assesses any material negative and positive trends or events on the immediate horizon.  As of October 28, 2016, the Company (1) has utilized its entire federal net operating loss, (2) has positive thirty-six month cumulative book income and (3) positive economic factors including lower and more stable commodity markets and current profitable operations are present. Management has concluded that the deferred tax assets are more likely than not to be realized as of October 28, 2016.

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

As of October 28, 2016, all federal and state net operating loss carryforwards were fully utilized.

In July 2006, the FASB issued guidance to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also discussed derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of this guidance have been incorporated into ASC 740-10.

In November 2015, the FASB issued guidance in ASU 2015-17 concerning the balance sheet classification of deferred taxes in an initiative to reduce complexity in accounting standards. All deferred tax liabilities and assets should now be classified as noncurrent in the statement of financial position to simplify presentation of deferred tax assets. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. We have already adopted this guidance and the change is reflected as of October 30, 2015.

As of October 28, 2016, we have provided a liability of $130 for unrecognized tax benefits related to various federal and state income tax matters. A significant portion of this amount would generally reduce our effective income tax rate if recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

As of October 30, 2015, we have provided a liability of $112 for unrecognized tax benefits related to various federal and state income tax matters. A significant portion of this amount would generally reduce our effective income tax rate if recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	52 Weeks
	2016	2015

Balance at beginning of year	$112	$100
Additions based on tax positions related to the current year	16	12
Additions for tax positions of prior years	2	2
Reductions for tax positions of prior years	-	(2)
Settlements	-	-

Balance at end of year	$130	$112

We recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of October 28, 2016, we had approximately $12 in accrued interest and penalties which is included as a component of the $130 unrecognized tax benefit noted above.

Our federal income tax returns are open to audit under the statute of limitations for the years ended October 31, 2013 through 2015.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2009 through 2014.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 5 - Line of Credit:

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2018. Under the terms of this line of credit, we may borrow up to $4,000 at an interest rate equal to the bank’s prime rate or Libor plus 1.75%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures of less than $3,000. We were in compliance with all covenants as of October 28, 2016 except for the capital expenditure maximum which was waived by a letter dated December 19, 2016. There have been no borrowings under this line of credit during fiscal 2016 or 2015.

NOTE 6 - Contingencies and Commitments:

We lease warehouse and/or office facilities throughout the United States through month-to-month rental agreements.

We returned all semi-truck trailers on operating leases before the end of fiscal 2016. Six year leases for OTR (over-the-road) tractors expire in 2018 and are classified as capital leases.  After reevaluating our fleet delivery needs, we returned six OTR tractors financed by the capital lease arrangement with a remaining liability of $656 and $69 during the second quarter of fiscal 2015 and third quarter of fiscal year 2016, respectively. Rental payments including prior leases were $316 in fiscal year 2016 and $448 in fiscal year 2015. Amortization of equipment under capital lease was $177 and $225 in 2016 and 2015, respectively.

The following is a schedule by years of future minimum lease payments for transportation leases:

Fiscal Year	Capital Leases	Operating Leases	Financing Obligations
2017	219	-	219
2018	447	-	447
Total Minimum Lease Payments(a)	$666	$-	$666
Less: Amount representing executory costs	(103)
Less: Amount representing interest(b)	(9)
Present value of future minimum lease payments(c)	$554

(a) Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index. Contingent rentals amounted to $66 in fiscal year 2016 and $93 in fiscal year 2015 including prior lease arrangements.

(b) Amount necessary to reduce net minimum lease payments to present value calculated at our incremental borrowing rate at the inception of the leases.

(c) Reflected in Note 2, as current and noncurrent obligations under capital leases of $150 and $403, respectively.

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

The following segment information is for the fiscal years ended October 28, 2016 (52 weeks) and October 30, 2015 (52 weeks):

Segment Information
2016	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$46,589	$93,474	$-	$140,063
Cost of products sold	29,271	55,579	-	84,850
Gross margin	17,318	37,895	-	55,213
SG&A	14,477	29,900	-	44,377
Income before taxes	$2,841	$7,995	$-	10,836

Total assets	$10,748	$40,525	$35,981	$87,254
Additions to PP&E	$420	$2,845	$-	$3,265

Segment Information
2015	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$50,549	$79,899	$-	$130,448
Cost of products sold	30,372	53,207	-	83,579
Gross margin	20,177	26,692	-	46,869
SG&A	14,625	24,126	-	38,751
Income before taxes	$5,552	$2,566	$-	8,118

Total assets	$11,206	$33,853	$30,243	$75,302
Additions to PP&E	$182	$1,222	$-	$1,404

NOTE 8- Unaudited Interim Financial Information:

Not applicable to smaller reporting company