Form 10-K/A
period 2016-10-28
BRIDGFORD FOODS CORP
filed 2017-02-27
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on April 15, 2016 was $20,069,000.

As of February 23, 2017, there were 9,076,832 shares of common stock outstanding.

EXPLANATORY NOTE

On January 13, 2017, Bridgford Foods Corporation (the “Company”) filed its Annual Report on Form 10-K for the year ended October 28, 2016, (the “Form 10-K”) with the Securities and Exchange Commission (the “SEC”). Because the Company has determined that it will not file its definitive proxy statement within 120 days following the last day of its last fiscal year, the Company is providing Items 10, 11, 12, 13 and 14 of Part III in this Form 10-K/A filing. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.  Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits.  Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K including, without limitation, the financial statements.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s Form 10-K and the Company’s other filings with the SEC.  Capitalized terms used herein, but not defined, shall have the meaning ascribed in the Company’s Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

The following table and biographical summaries set forth, with respect to each director, his age, his principal occupation and the year in which he first became a director of the Company. Data with respect to the number of shares of the Company’s common stock beneficially owned by each of such persons as of February 23, 2017 appears under the ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS below.

Name	Age	Principal Occupation	Year First Became Director
William L. Bridgford	62	Chairman of the Board and Member of the Executive Committee of the Company (1)(4)	2004
Allan L. Bridgford, Jr.	57	Retired Executive of the Company (1)(4)	2011
Bruce H. Bridgford	64	President of Bridgford Foods of California (1)(4)	2009
John V. Simmons	61	President and Member of the Executive Committee of the Company (4)	2011
Todd C. Andrews	51	Vice President and Controller of Public Storage (2)(3)(4)	2004
D. Gregory Scott	60	Managing Director of Peak Holdings, LLC (2)(3)(4)	2006
Raymond F. Lancy	63	Chief Financial Officer, Vice President, Treasurer and Member of the Executive Committee of the Company (4)	2013
Keith A. Ross	54	Real Estate Consultant (4)	2016

(1)	William L. Bridgford, Allan L. Bridgford, Jr. and Bruce H. Bridgford are cousins.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.
(4)	Member of the Nominating Committee.

Directors

William L. Bridgford

William L. Bridgford has served as Chairman of the Board since March of 2006. He previously served as President of the Company from June of 2004 until March of 2006, and Secretary of the Company for more than five years. Mr. Bridgford has been a full-time employee of the Company since 1981. He has also served as a member of the Executive Committee since 2004. Mr. Bridgford is a graduate of California State University, Fullerton with a degree in Business Management.

Mr. Bridgford is one of the principal owners of Bridgford Industries Inc., the Company’s majority shareholder. He brings to the Board extensive experience in the operations of the Company and provides strong leadership skills that provide strategic business guidance to the Company. The Board believes his executive managerial experience and Company knowledge base combined with his understanding of corporate values and culture qualify him to serve as a member of the Board.

Allan L. Bridgford, Jr.

Allan L. Bridgford, Jr. served as President of Bridgford Foods of Illinois, a division of the Company, from January 1983 until his retirement in October of 2002. Mr. Bridgford is a graduate of the University of Missouri with a degree in Economics.

Mr. Bridgford is one of the principal owners of Bridgford Industries Inc., the Company’s majority shareholder. He brings to the Board extensive sales, marketing and distribution experience in the food industry. The Board believes these skills and experiences qualify him to serve as a member of the Board. In addition to his service on the Board, Mr. Bridgford provides business consulting services to the Company.

Bruce H. Bridgford

Bruce H. Bridgford has served as President of Bridgford Foods of California, a division of the Company, since March of 1999. Mr. Bridgford has been a full time employee of the Company since 1977 and earned a B.S. degree in Business with a concentration in finance and marketing from the University of Southern California.

Mr. Bridgford is one of the principal owners of Bridgford Industries Inc., the Company’s majority shareholder. He provides key insight into the direct store delivery operations of the Company as well as strategic direction for the sales management and marketing functions of the Company. The Board believes these skills and experiences qualify him to serve as a member of the Board.

John V. Simmons

John V. Simmons has served as President of the Company and member of the Executive Committee since 2006. He previously served as Vice President of the Company for more than five years. Mr. Simmons earned a B.A. degree in Psychology from the University of Wisconsin.

Mr. Simmons has extensive knowledge and experience in the areas of marketing, product research and development, trade relations and operations developed as an employee of the Company since 1979. The Board believes these skills and experiences qualify him to serve as a member of the Board.

Todd C. Andrews

Todd C. Andrews is a Certified Public Accountant (inactive) and presently serves as Vice President and Controller of Public Storage, a member of the S&P 500, headquartered in Glendale, California. Mr. Andrews has been employed by Public Storage since 1997. Mr. Andrews graduated cum laude with a Bachelor of Science degree in Business Administration with an emphasis in accounting and finance from California State University, Northridge.

Mr. Andrews has extensive experience in multiple accounting and finance roles over a period of more than 20 years. In particular, Mr. Andrews is experienced in the areas of financial reporting and analysis, treasury management, SEC reporting, internal controls and procedures and operational analysis. In addition, Mr. Andrews brings a diverse set of perspectives to the Board from serving in positions in multiple industries, including public accounting, entertainment, and real estate. The Board believes these skills and experiences qualify him to serve as a member of the Board. Mr. Andrews also qualifies as an audit committee financial expert and is financially sophisticated within the meaning of the NASDAQ Listing Rules.

D. Gregory Scott

D. Gregory Scott is a Certified Public Accountant (inactive) and currently serves as the Managing Director of Peak Holdings, LLC, an investment management company based in Beverly Hills, California. Mr. Scott has been with Peak Holdings, LLC for more than the past five years. Peak Holdings, LLC and its affiliates own and manage in excess of three million square feet of office, retail and warehouse space throughout the United States.

Mr. Scott brings to the Board extensive financial and managerial experience, which qualifies him to serve as a member of the Board. Mr. Scott also qualifies as an audit committee financial expert and has financial sophistication as described in the NASDAQ Listing Rules.

Raymond F. Lancy

Raymond F. Lancy has served as Treasurer of the Company for more than the past five years. He has also served as a member of the Executive Committee since 2001, Vice President since 2001 and Chief Financial Officer since 2003. Mr. Lancy is a Certified Public Accountant (inactive) and worked for ten years as an auditor at PricewaterhouseCoopers. He earned a Bachelor of Science degree with a major in Administration with high honors from California State University, San Bernardino.

Mr. Lancy has extensive knowledge and experience in the areas of finance and management developed at PricewaterhouseCoopers and as an employee of the Company since July of 1992 and as Chief Financial Officer since 2003. The Board believes these skills and experiences qualify him to serve as a member of the Board.

Keith A. Ross

Keith A. Ross is a real estate consultant. From August 2013 to the present, Mr. Ross serves as Executive Vice President of CT Realty, or CTR, a real estate investment, development and management company based in Aliso Viejo, California. At CTR, Mr. Ross is in charge of all development and is responsible for sourcing, evaluating, and closing on all commercial development opportunities. In addition, Mr. Ross serves on CTR’s Executive Committee and Investment Committee. CTR was founded in 1994 and has successfully acquired in excess of $2.5 Billion in commercial real estate properties across Northern and Southern California. Prior to joining CTR, from 2001 to 2009, Mr. Ross was Founder and Principal of Centra Realty Corporation and oversaw the company’s land acquisitions, capital raises of both equity and debt, architectural design, engineering, construction and sales/leasing efforts. Centra was consistently ranked as one of the most active real estate development companies in Orange County California. From June 2009 to January 2014, Mr. Ross was Founder, President and CEO of Peligroso Spirits which sold to Diageo in London (the world’s largest spirits company).

Mr. Ross began his professional career at the Koll Company and was with Koll for over a decade and served in various roles from project manager to marketing before leading the real estate development efforts of the company in Southern California. Mr. Ross attended San Diego State University. He currently serves on the Board of Directors and is a Co-Founder of Miocean, a nonprofit foundation that applies proven business approaches to curb the harmful effects of urban run-off pollution.

Mr. Ross brings to the Board extensive real estate acquisition development experience as well as project management and marketing expertise, which the Board believes qualifies him to serve as a member of the Board. In addition to his service on the Board, Mr. Ross provides real estate consulting services to the Company.

Public Company Directorships

Except as indicated above, none of the directors have been a director of any other public company in the past five years.

Involvement in Certain Legal Proceedings

None of the directors have been involved in any legal events reportable under Item 401(f) of Regulation S-K during the last ten years.

Arrangements or Understandings with Directors

There are no agreements or understandings pursuant to which any of the directors was or is to be elected to serve as a director or nominee.

Further, none of our directors have agreements or arrangements with any person or entity, other than the Company, relating to compensation or other payments in connection with such director’s service to the Company.

Identification of Executive Officers

For information relating to the age. term of office, periods of service and family relationships for each executive officer, see the section entitled “Executive Officers of the Registrant” in PART I, ITEM 1 of this Annual Report on Form 10-K. The Company has five executive officers that make up the five members of the Company’s Executive Committee. The Executive Committee acts in the capacity of Chief Executive Officer of the Company.

Executive Officers

A biographical summary regarding William L. Bridgford, Raymond F. Lancy and John V. Simmons is set forth above under the caption “Directors.” Biographical information with respect to the Company’s other executive officers is set forth below:

Allan L. Bridgford

Allan L. Bridgford, age 81, previously served as Senior Chairman of the Board from March of 2006 to October of 2011. From March of 1995 through March of 2006, Mr. Bridgford served as Chairman of the Board. He has been an employee of the Company since 1957, and reduced his work schedule to 80% in March of 2000, 60% in March of 2005 and 50% in November 2014. Mr. Bridgford’s base compensation was reduced by the same percentage as his regular work schedule reduction. Mr. Bridgford has also served as a member of the Executive Committee since 1972. He is a graduate of Stanford University with a degree in Economics.

Hugh Wm. Bridgford

Hugh Wm. Bridgford, age 85, has served as Vice President of the Company and Chairman of the Executive Committee since March of 1995. He previously served as Chairman of the Board of Directors of the Company for more than five years and was a full time employee of the Company from 1955 through December 2010. Mr. Bridgford reduced his work schedule to 80% in January 2011, 60% in November 2012 and 40% in June 2016. He also served as a member of the Executive Committee since 1972. Mr. Bridgford is a graduate of Stanford University with a degree in Economics and completed the Executive Program at the University of California at Los Angeles Graduate School of Business.

Agreements or Understandings with Officers

There are no agreements or understandings pursuant to which any of the executive officers was or is selected to serve as an executive officer.

Section 16(a) Beneficial Ownership Reporting compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers, and holders of more than 10% of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Officers, directors and 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended October 28, 2016, all of the Company’s officers, directors and 10% shareholders complied with all applicable Section 16(a) filing requirements.

Corporate Governance

Controlled Company Status

The Company is considered a “controlled company” within the meaning of Rule 5615(c)(1) of the NASDAQ Listing Rules based on the approximate 78.8% ownership of the Company by Bridgford Industries Incorporated and is therefore exempted from certain independence requirements of the NASDAQ Listing Rules, including the requirement to maintain a majority of independent directors on the Company’s Board of Directors and certain requirements with respect to the committees of the Board. Nevertheless, the Board of Directors has determined that Messrs. Andrews and Scott are “independent directors” within the meaning of Rule 5605 of the NASDAQ Listing Rules.

Board Committees

The Board of Directors maintains three committees, the Compensation Committee, the Audit Committee and the Nominating Committee.

Compensation Committee

The Compensation Committee currently consists of two members, including Messrs. Andrews and Scott, and contains one vacancy. The Compensation Committee for fiscal year 2016 consisted of Messrs. Andrews, Ross and Scott. During the Board’s annual review of director independence, it was determined that Mr. Ross was no longer independent due to his receipt of consulting fees as an advisor to the Company. Mr. Ross resigned from the Compensation Committee effective February 6, 2017. Each of the current members of the Compensation Committee is a non-employee director, and notwithstanding that the Company is a “controlled company” within the meaning of the NASDAQ Listing Rules, each member is independent as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. The Compensation Committee is responsible for establishing and administering the Company’s compensation arrangements for all executive officers.

Audit Committee

The Audit Committee currently consists of Messrs. Andrews and Scott and contains one vacancy. The Audit Committee for fiscal year 2016 consisted of Messrs. Andrews, Ross and Scott. During the Board’s annual review of director independence, it was determined that the appointment of Mr. Ross to the Audit Committee did not satisfy the requirements of NASDAQ Listing Rule 5605(b)(1)(A) due to the payment by the Company of advisory consulting fees to Mr. Ross. Mr. Ross resigned from the Audit Committee effective February 6, 2017. The Company notified NASDAQ of noncompliance on February1, 2017. On February 8, 2017, NASDAQ notified the Company that they would be granted a cure period and must comply with the requirements of NASDAQ Listing Rule 5605(b)(1)(A) by March 9, 2017. The Company intends to fill the vacancy on the Audit Committee prior to March 9, 2017 and thereby regain compliance with NASDAQ Listing Rule 5605(b)(1)(A).

The Audit Committee has been established in accordance with the rules and regulations of the SEC and each of the current members of the Audit Committee is an “independent director” as defined in Rule 5605(c)(2) of the NASDAQ Listing Rules. In addition, the Board has determined that Messrs. Andrews and Scott qualify as “audit committee financial experts” as such term is used in the rules and regulations of the SEC.”

Nominating Committee

The Board of Directors has decided that the full Board should perform the functions of a Nominating Committee for the Company. It made that decision because the Board believes that selecting new Board nominees is one of the most important responsibilities the Board members have to the Company’s shareholders, and for that reason, all of the members of the Board should have the right and responsibility to participate in the selection process. Because of its status as a “controlled company” within the meaning of Rule 5615(c)(1) of the NASDAQ Listing Rules, the Company is not required to have a Nominating Committee comprised solely of independent directors. The Nominating Committee does not act pursuant to a written charter.

In its role as Nominating Committee, the full Board identifies and screens new candidates for Board membership. Nevertheless, actions of the Board, in its role as Nominating Committee, can be taken only with the affirmative vote of a majority of the independent directors on the Board, as defined by the NASDAQ Listing Rules.

Director Nomination Process

In identifying new Board candidates, the Board will seek recommendations from existing Board members and executive officers. In addition, the Board will consider any candidates that may have been recommended by any of the Company’s shareholders who have made those recommendations in accordance with the shareholder nomination procedures described below. The Board, in its capacity as Nominating Committee, does not evaluate nominees recommended by shareholders differently from its evaluation of other director nominees. The Board also has the authority to engage an executive search firm and other advisors as it deems appropriate to assist in identifying qualified candidates for the Board.

In assessing and selecting Board candidates, the Board will consider such factors, among others, as: the candidate’s independence, experience, knowledge, skills and expertise, as demonstrated by past employment and board experience; the candidate’s reputation for integrity; and the candidate’s participation in local community and local, state, regional or national charitable organizations. When selecting a nominee from among candidates considered by the Board, it will conduct background inquiries of and interviews with the candidates the Board members believe are best qualified to serve as directors. The Board members will consider a number of factors in making their selection of a nominee from among those candidates, including, among others: whether the candidate has the ability, willingness and enthusiasm to devote the time and effort required of members of the Board; whether the candidate has any conflicts of interest or commitments that would interfere with the candidate’s ability to fulfill the responsibilities of directors of the Company, including membership on Board committees; whether the candidate’s skills and experience would add to the overall competencies of the Board; and whether the candidate has any special background or experience relevant to the Company’s business.

Board Consideration of Diversity

The Board believes that differences in experience, knowledge, skills and expertise enhance the performance of the Board. Accordingly, the Board, in its capacity as Nominating Committee, considers such diversity in selecting and evaluating proposed Board nominees. However, the Board has not implemented a formal policy with respect to the consideration of diversity for the composition of the Board.

Code of Ethics

The Company adopted a code of ethics that is applicable to, among other individuals, its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and posted the code of ethics on its website at www.bridgford.com (and designated therein as the Code of Conduct). Any amendment or waiver to the Company’s code of ethics that applies to its directors or executive officers will be posted on its website or in a report filed with the SEC on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Overview

This section provides information regarding the compensation paid to the Company’s “named executive officers” or “NEOs,” all of whom are members of the Executive Committee. The Company has historically been and continues to be principally managed by the Executive Committee. The Executive Committee, as a unit, serves as the Company’s “Chief Executive Officer.” The Executive Committee currently consists of the following five members:

●	Hugh Wm. Bridgford, Vice President and Chairman of the Executive Committee
●	Allan L. Bridgford, Vice President
●	William L. Bridgford, Chairman of the Board (Principal Executive Officer)
●	John V. Simmons, President
●	Raymond F. Lancy, Chief Financial Officer, Vice President and Treasurer (Principal Financial Officer)

The Company’s executive compensation program is overseen by the Compensation Committee, which is comprised of certain non-employee members of the Board. The basic responsibility of the Compensation Committee is to review the performance of the officers and key employees toward achieving the Company’s strategic goals and to help ensure that the Company is able to attract and retain individuals who can lead the Company to achieve those goals.

One of the Company’s primary strategic goals is to increase shareholder value while meeting its objectives for customer satisfaction, improved sales and financial performance, sound corporate governance, and competitive advantage. The Company’s current emphases on controlling costs and improving profit margins on a consistent basis are also important factors which affect the Company’s compensation decisions. The Compensation Committee’s goal is to work with management to balance the Company’s financial goals and circumstances with the need to attract, motivate and retain the fully qualified and capable individuals the Company needs to meet and surpass its customers’ and shareholders’ expectations in a highly-competitive industry.

Compensation Philosophy and Objectives

The core of the Company’s executive compensation philosophy is to pay for performance. To that end, incentive bonus targets are set each year to reward excellent executive performance based upon the achievement of profit objectives by business units and the Company’s overall profitability based on pretax income, thus stimulating all executives to assume broad responsibility for the Company’s overall financial welfare and financial performance.

The Compensation Committee’s guiding principles are as follows:

●	Work with management to provide a compensation program that recognizes individual contributions as well as the Company’s overall business results;
●	Provide reasonable levels of total compensation which will enable the Company to attract and retain qualified and capable executive talent within its industry, while also considering the Company’s current goals of controlling costs and effecting consistent improvements in its overall financial condition;
●	Motivate executive officers to deliver optimum individual and business unit performance;
●	Develop and retain a leadership team that is capable of successfully operating and growing an increasingly competitive and complex business in a rapidly changing industry; and
●	Ensure that executive compensation-related disclosures are made to the public on a timely basis.

Role of the Compensation Committee

The compensation of all NEOs and other executive officers is determined by the Compensation Committee. The Compensation Committee met two times during fiscal year 2016. The primary responsibilities of the Compensation Committee include, without limitation, the following:

●	Determine the compensation of the members of the Executive Committee, after taking into account the Board’s assessment of the performance of the Executive Committee, as well as any other executive officers of the Company.
●	Determine the compensation of the Chairman of the Board and the other directors of the Company.
●	Assess the performance of the executive officers of the Company other than the members of the Executive Committee (whose performance is assessed by the Board).
●	Review and make recommendations to the Board regarding the Company’s compensation policies and philosophy.
●	Review and make recommendations to the Board with respect to the employment agreements, severance agreements, change of control agreements and other similar agreements between the Company and its executive officers.
●	Administer the Company’s equity incentive plans, including the review and grant of stock option and other equity incentive grants.
●	Review and discuss the Compensation Discussion and Analysis (“CD&A”) section of the Company’s annual proxy statement with management, and recommend to the Board that the CD&A be included in the Company’s proxy statement as required.
●	Produce an annual report on executive compensation for inclusion in the Company’s proxy statement.
●	As requested by Company management, review, consult and make recommendations and/or determinations regarding employee compensation and benefit plans and programs generally, including employee bonus and retirement plans and programs.
●	Assist the Board and management in developing and evaluating potential candidates for executive officer positions.
●	Advise the Board in its succession-planning initiatives for the Company’s executive officers and other senior officers.

Role of Management in the Compensation Determination Process

The Company’s senior management team, particularly the Chairman of the Board and the Chairman of the Executive Committee, support the Compensation Committee in the executive compensation decision-making process. At the request of the Compensation Committee, one or more members of the Executive Committee may present a performance assessment and recommendations to the Compensation Committee regarding base salaries, bonus payments, incentive plan structure and other compensation-related matters for the Company’s executive officers (other than with respect to their own compensation).

Role of Compensation Consultant

The Compensation Committee has decided not to utilize the services of a paid compensation consultant after concluding that such a consultant would provide insufficient value compared to the cost.

Total Compensation for Executive Officers

The compensation packages offered to the Company’s executive officers are comprised of one or more of the following elements:

●	Base salary;
●	Discretionary cash bonuses;
●	Post-retirement healthcare and pension benefits.

The Company does not have any formal policies which dictate the amount to be paid with respect to each element, nor does it have any policies which dictate the relative proportion of the various elements. The Company also does not have any formal policies for allocating between cash and non-cash compensation and short-term and long-term compensation. Instead, the Company relies on the judgment of the Compensation Committee and input and feedback from the management team, including in particular members of the Executive Committee. The Compensation Committee has no plans to adopt any such formulas, ratios or other such targets that might artificially dilute the Company’s effectiveness in achieving its overall profit objectives. In fact, all of the Company’s compensation policy decisions are made in the context of its current financial position and are subordinated to the Company’s current goal of achieving overall profitability on an annual basis. Each of the compensation components is described in more detail below.

Base Salary

The Company provides executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The purpose of base salary is to reward effective fulfillment of an executive’s assigned job responsibilities, and to reflect the position’s relative value to the Company and competitiveness of the executive job market. Base salaries for executive officers are determined based on the nature and responsibility of the position, salary norms for comparable positions at similar companies, the expertise and effectiveness of the individual executive, and the competitiveness of the market for the executive officer’s services.

The Company has successfully held most base salaries at the low end of the competitive range in order to reduce its overall cost structure and to achieve systematic improvement in the financial performance of the business without incurring a large turnover in executive talent and leadership.

Any “merit increases” for the Company’s executive officers are subject to the same budgetary constraints that apply to all other employees. Executive officer salaries are evaluated as part of the Company’s annual review process and may be adjusted where justified in the context of the Company’s current focus on profitability and controlling expenses.

For fiscal year 2016, the Compensation Committee set a base salary of $4,988.00 per week for each Executive Committee member, reduced on a pro-rata basis for any member working less than a full time schedule. This change represented a 3% increase in the base salary compared to fiscal year 2015, which was derived from management’s assessment of the increase in the cost of living.

Discretionary Cash Bonuses

The Company’s policy is to make a significant portion of each NEO’s total compensation contingent upon the Company’s financial performance. The Compensation Committee believes that the payment of cash bonuses based on the Company’s financial success allows the Company to offer a competitive total compensation package despite relatively lower base salaries, while aligning a significant portion of executive compensation with the achievement of positive Company financial results. However, while the payment of these cash bonuses to the NEOs is generally correlated with the achievement of positive Company financial results, there are no specific performance targets communicated to the NEOs in advance, and the bonuses are ultimately paid at the discretion of the Compensation Committee after receiving input from the Chairman of the Board. For the fiscal year ended October 28, 2016, discretionary bonuses were awarded to the members of the Company’s Executive Committee as disclosed in detail in the Summary Compensation Table.

Long-Term Equity-Based Incentive Compensation

The Compensation Committee has concluded that long-term stock-related compensation has very limited value as an employee incentive or retention tool because the Company’s equity-based incentive awards have historically provided little or no value to the recipient. In addition, beginning in 2005, U.S. accounting rules required the Company to expense any stock option awards according to a formula which could impose a costly charge on the Company’s income statements, thereby burdening or erasing its profit margins. Because of these factors, the Company has not granted stock options or restricted stock awards for many years. Instead, the Compensation Committee aims to align the interests of the NEOs with those of the Company’s shareholders by creating a link between the payment of executive compensation and the achievement of Company financial goals as described above. The Company’s 1999 Stock Incentive Plan expired by its own terms on April 29, 2009 and no additional stock options or restricted stock may be granted thereunder.

Pension and Retirement Benefits

Retirement Plan for Administrative and Sales Employees of Bridgford Foods Corporation. The Company has a defined benefit plan (the “Primary Benefit Plan”) for certain of its employees not covered by collective bargaining agreements. The Primary Benefit Plan, administered by a major life insurance company, presently provides that participants receive an annual benefit on retirement equal to 1.5% of their total compensation from the Company during their period of participation from 1958. Benefits are not reduced by Social Security payments or by payments from other sources and are payable in the form of a monthly lifetime annuity commencing at age 65 or the participant’s date of retirement, whichever is later. Effective May 12, 2006, future benefit accruals under the Primary Benefit Plan were frozen.

Supplemental Executive Retirement Plan. Retirement benefits otherwise available to certain key executives under the Primary Benefit Plan have been limited by the effects of the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) and the Tax Reform Act of 1986 (“TRA”). To offset the loss of retirement benefits associated with TEFRA and TRA, the Company has adopted a non-qualified “makeup” benefit plan (the “Supplemental Executive Retirement Plan”). Benefits will be provided under the Supplemental Executive Retirement Plan in an amount equal to 60% of their final average earnings minus any pension benefits and primary insurance amounts available to them under Social Security. However, in all cases the benefits are capped at $120,000 per year for Allan L. Bridgford and Hugh Wm. Bridgford. Benefits provided under this plan for William L. Bridgford and Raymond F. Lancy are calculated at 50% of final average earnings, capped at $200,000 per year, without offsets for other pension or Social Security benefits.

Bridgford Foods Retirement Savings 401(k) Plan. The Company implemented a 401(k) plan effective May 13, 2006. The Company makes a matching contribution to each employee’s account based on pretax contributions in an amount equal to 100% of the first 3% of compensation and 50% of the next 2% of compensation contributed to the Plan. Certain limitations on optional pre-tax contributions to the plan are imposed pursuant to the Internal Revenue Code of 1986, as amended. No amounts are contributed by the Company unless the employee elects to make a pretax contribution to the Plan.

Non-Qualified Deferred Compensation

Effective January 1, 1991 the Company adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contributed a portion of their annual compensation to the plan. The Company contributed an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. The purpose of the plan was to provide tax planning and supplemental funds upon retirement or death for certain selected employees and to aid in retaining and attracting employees of exceptional ability. Separate accounts are maintained for each participant to properly reflect his or her total vested account balance. No contributions or salary deferrals have been made in the past ten years.

Perquisites and Other Benefits

The Company provides its executive officers with various health and welfare programs and other employee benefits which are generally available on the same cost-sharing basis to all of its employees. However, in keeping with the Company’s policy of controlling costs in connection with its profitability objectives, it does not provide any significant perquisites or other special benefits to its executive officers including, but not limited to, payment of club memberships, fees associated with financial planning, executive dining rooms or special transportation rights. The Company does not own an airplane and does not provide aircraft for executives for business or personal purposes.

The Company provides post-retirement healthcare for certain executives and their spouses (who are within fifteen years of age of the employee) who have reached normal retirement age. This coverage is secondary to Medicare. Coverage for spouses continues upon the death of the employee. The maximum benefit under the plan is $100,000 per year per retiree. The plan is subject to annual renewal by the Board of Directors and may be discontinued at the Board’s discretion. The plan was renewed for one year at the Board of Directors meeting held in December 2016. The combined gain on this plan during fiscal year 2016 was $197,000 for all active and retired participants.

The Company pays life and disability insurance premiums on policies for the Company’s President under which he is the named owner and beneficiary.

Tax and Accounting Implications

The Compensation Committee is responsible for considering the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that it may not deduct non-performance-based compensation of more than $1,000,000 that is paid to its executive officers. The Company believes that the compensation paid under the current management incentive programs is fully deductible for federal income tax purposes. In certain situations, the Compensation Committee may approve compensation that will not meet the requirements for deductibility in order to ensure competitive levels of compensation for its executives and to meet its obligations under the terms of various incentive programs. However, the issue of deductibility has not come before the Compensation Committee in recent years and is not expected to be a concern for the foreseeable future.

Shareholder Advisory Vote on Executive Compensation and Frequency of Advisory Vote

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Company held its first advisory (non-binding) shareholder vote on the compensation of the Company’s NEOs (commonly known as a “say-on-pay” proposal), and its first shareholder vote on the frequency of such say-on-pay proposal, at its 2011 Annual Meeting of Shareholders. At such meeting, the shareholders of the Company approved the overall compensation of the Company’s NEOs and elected to hold a say-on-pay vote every three years. The second “say-on-pay” proposal was approved at the 2014 Annual Meeting of Shareholders. The Company’s next say-on-pay proposal and frequency of such say-on-pay will be included in our 2017 Annual Meeting Proxy Statement.

Board Leadership Structure and the Role of the Board in Risk Management Oversight

Board Leadership Structure.

The Board is comprised of a total of eight directors. One of those directors, William L. Bridgford, serves as the Chairman of the Board. In this capacity, he is principally charged with fulfilling the following duties:

●	Presiding as the Chairman of the meetings of the Board of Directors;
●	Serving as a conduit of information between the independent directors and members of management;
●	Approving Board of Directors meeting agendas and schedules;
●	Calling executive session meetings of the independent directors, as needed;
●	Reviewing information sent to the Board of Directors;
●	Working with the Chief Financial Officer and Corporate Secretary to ensure the Board has adequate resources to support its decision-making obligations;
●	Meeting with shareholders as appropriate; and
●	Such other responsibilities and duties as the Board of Directors shall designate.

The Company has not appointed a Chief Executive Officer. Instead, the Company has historically utilized a five-member Executive Committee to serve in the capacity of Chief Executive Officer. The Board believes that the Executive Committee structure is appropriate for the Company because it requires a full committee of officers, each of whom bring their own experiences and perspectives to bear on their decision making, to discuss and vote on important decisions affecting the Company. The Company has utilized an Executive Committee in lieu of appointing a Chief Executive Officer for more than twenty years. See “Executive Officers” for further discussion about the role and membership of the Executive Committee.

The Chairman of the Board serves on the Executive Committee. Thus, the roles of Chairman of the Board and Chief Executive Officer are intertwined to some extent. However, the Chairman of the Board, the President, and the Chief Financial Officer represent only three of the five members of the Executive Committee and no other directors currently serve on the Executive Committee. Accordingly, five of eight members of the Board are not members of the Executive Committee. The Board believes that this structure properly maintains the independence of the Board as a whole, and of the Chairman of the Board, from the Executive Committee.

The Board’s Role in Risk Oversight.

The responsibility for the day-to-day management of risk lies with the Executive Committee. Risk management is not viewed by the Executive Committee as a separate function, but rather is viewed as part of the day-to-day process of running the Company. It is the Board’s responsibility to oversee the Executive Committee with respect to its risk management function and to ensure that the Company’s risk management system is well-functioning and consistent with the Company’s overall corporate strategy and financial goals. In fulfilling that oversight role, the Board focuses on the adequacy of the Company’s overall risk management system. The Board believes that an effective risk management system will adequately identify the material risks to the Company’s business, monitor the effectiveness of the risk mitigating policies and procedures, and provide the Executive Committee with input with respect to the risk management process.

Summary Compensation Table

The table below provides summary information concerning cash and certain other compensation paid to or accrued for the Company’s NEOs during fiscal years 2015 and 2016, respectively. Each of the NEOs named below are also members of the Executive Committee, which acts in the capacity of Chief Executive Officer of the Company. See “Compensation Discussion and Analysis” for further discussion of compensation arrangements pursuant to which the amounts listed in the table below were paid or awarded and the criteria for such payment or award.

Name and Principal Position	Year	Base Salary($)(6)	Bonus($)	Stock Awards($)(1)	Option Awards($)(2)	Non-Equity Incentive Plan Compensation($)(3)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings($)(4)	All Other Compensation($)(5)	Total($)
Allan L.	2016	117,717	191,896	-	-	-	-	8,000	317,613
Bridgford Vice President	2015	125,908	144,071	-	-	-	-	8,000	277,979

Hugh Wm.	2016	111,730	230,275	-	-	-	-	18,600	360,605
Bridgford Vice President	2015	151,090	172,885	-	-	-	-	18,600	342,575

William L.	2016	259,376	383,791	-	-	-	318,203	18,600	979,970
Bridgford Chairman of the Board	2015	251,816	288,142	-	-	-	165,930	18,600	724,488

John V.	2016	259,376	383,791	-	-	-	90,719	42,976	776,863
Simmons President	2015	251,816	288,142	-	-	-	58,878	42,976	641,812

Raymond F.	2016	259,376	383,791	-	-	-	358,120	18,600	1,019,887
Lancy Chief Financial Officer	2015	251,816	288,142	-	-	-	72,813	18,600	631,371

(1)	The Company did not grant any stock awards to any of the NEOs during fiscal years 2015 or 2016.

(2)	The Company did not grant any option awards to any of the NEOs during fiscal years 2015 or 2016.

(3)	The Company did not utilize any non-equity incentive plans in order to pay compensation to its NEOs in fiscal year 2016. While it is the Company’s policy to provide each of the NEOs with an opportunity to earn cash bonuses that are correlated with the Company’s financial performance, the payment of the bonuses are ultimately subject to the discretion of the Compensation Committee. See “Compensation Discussion and Analysis – Total Compensation for Executive Officers – Discretionary Cash Bonuses.”

(4)	This column includes the aggregate positive change in actuarial present value of each NEO’s accumulated benefit under all defined benefit and supplemental pension plans. In accordance with SEC rules, to the extent the aggregate change in present value of all defined benefit and supplemental pension plans for a particular fiscal year would have been a negative amount, the amount has instead been reported as $0 and the aggregate compensation for the NEO in the “Total” column has not been adjusted to reflect the negative amount. In addition, to the extent that the change in present value of any particular defined benefit or supplemental pension plan for a particular year was a negative amount, the negative amount has not been used to offset the positive change in present value associated with the other applicable defined benefit or supplemental pension plans. The aggregate negative change in the present value of the non-qualified deferred compensation plan and pension and retirement benefits for certain NEOs in certain fiscal years was as follows: (i) fiscal year 2016 Allan L. Bridgford, ($80,791) and Hugh Wm. Bridgford ($66,743) and (ii) fiscal year 2015 Allan L. Bridgford, ($67,676) and Hugh Wm. Bridgford ($83,473).

(5)	Consists of matching contributions to the Bridgford Foods Retirement Savings 401(k) plan made by the Company on behalf of each of the NEOs, except Allan L. Bridgford, and an $8,000 payment to offset the negative impacts arising from the cancellation of supplemental executive health benefits. In addition, the amount for Mr. Simmons includes premiums in the amount of $24,376 for life and disability insurance policies issued for the benefit of Mr. Simmons and his designees.

(6)	Years 2015 and 2016 were 52 weeks.

Narrative to Summary Compensation Table

See “Compensation Discussion and Analysis” for further discussion of compensation arrangements pursuant to which amounts listed under the Summary Compensation Table were paid or awarded and the criteria for such payment or award.

Grants of Plan-Based Awards

There were no stock options, restricted stock, restricted stock units or equity or non-equity-based performance awards granted to the Company’s NEOs during fiscal years 2016 or 2015.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding options or stock awards held by any NEOs as of October 28, 2016.

Option Exercises and Stock Vested

There were no shares acquired upon the exercise of stock options or vesting of stock awards by any NEOs during fiscal years 2016 or 2015.

Pension Benefits

The tables below provide information concerning retirement plan benefits for each NEOs and payments due upon certain termination scenarios.

Retirement Plan for Administrative and Sales Employees of Bridgford Foods Corporation

Normal Retirement: Benefits commence upon reaching the “Normal Retirement Date”, which is the first day of the month on or after attainment of age 65. Pension benefit payments begin on the normal retirement date and continue until death.

Early Retirement: A participant may choose to retire up to ten years before the normal retirement date. If a participant retires early, the accrued pension will be reduced by a percentage to reflect the longer period over which pension benefits will be received. If a participant is married for at least one year and dies before retirement, a pension benefit will be payable to the surviving spouse for his or her life, provided certain eligibility requirements have been met.

Death Benefits: Payments to a surviving spouse will begin on the first day of the month following a participant’s death but not sooner than the earliest date a participant could have elected to retire.

Disability Benefits: A disability benefit is the accrued pension credited to a participant as of the date of disability.

The years of credited service, present value of accumulated plan benefits and payments made during the fiscal year were as follows:

For the Fiscal Year ended October 28, 2016:

Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Fiscal Year
Allan L. Bridgford	49	$989,659	$78,212
Hugh Wm. Bridgford	48	$902,936	$56,293
William L. Bridgford	43	$795,697	$—
John V. Simmons	37	$644,750	$—
Raymond F. Lancy	24	$575,490	$—

(1)	The assumed discount rate used was 3.40% to compute the present value of the accumulated benefit. The SOA RP-2014 Mortality (Total Dataset) with MP-2015 scaling was used and an expected return on assets of 7.00% was assumed.

For the Fiscal Year ended October 30, 2015:

Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Fiscal Year
Allan L. Bridgford	57	$987,462	$78,398
Hugh Wm. Bridgford	59	$880,398	$56,427
William L. Bridgford	42	$688,442	$—
John V. Simmons	36	$554,031	$—
Raymond F. Lancy	23	$501,023	$—

(1)	The assumed discount rate used was 4.15% to compute the present value of the accumulated benefit. The IRS 2014 Combined Static Mortality table was used and an expected return on assets of 8.00% was assumed.

Supplemental Executive Retirement Plan (SERP)

Payment of Retirement Benefit: All retirement, disability and death benefits shall be paid in monthly installments beginning on the commencement date following the participant’s retirement, disability or death and shall continue for a period of fifteen years.

Normal Retirement: Benefits commence upon reaching the “Normal Retirement Date”, which means the date on which the participant has both attained age 65 and completed at least ten years of participation. SERP benefit payments begin at the normal retirement date.

Early Retirement: A participant may choose to retire up to ten years before the normal retirement date if the participant has completed at least five years of participation. If a participant retires early, the SERP benefit will be determined based on the vested percentage attained as the time of retirement.

Death Benefits: If a participant dies prior to having commenced receipt of benefits and is eligible for benefits hereunder, the participant’s beneficiary shall be entitled to receive an annual death benefit equal to the Normal Retirement Benefit determined as if the participant attained Normal Retirement Age on the date of his death, or, if after the Participant’s Normal Retirement Date, equal to the Late Retirement Benefit. If a participant dies after having commenced receipt of benefits, benefits shall continue to be paid but to the Participant’s Beneficiary at the same time and in the same form as the benefits would have been payable to the participant. No benefit will be payable to a participant’s beneficiary if the participant terminates employment with the Company before he is eligible for a retirement benefit and thereafter dies.

Disability Benefits: A disability benefit is the vested percentage of SERP benefit credited to a participant as of the date of disability.

The present value of accumulated plan benefits and payments made during the fiscal year were as follows:

For the Fiscal Year ended October 28, 2016:

Name	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
Allan L. Bridgford	$—	$34,352
Hugh Wm. Bridgford	$—	$40,720
William L. Bridgford	$2,364,021	$—
John V. Simmons	$—	$—
Raymond F. Lancy	$2,364,021	$—

(1)	A 3.40% discount rate was used to compute the present values.

For the Fiscal Year ended October 30, 2015:

Name	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
Allan L. Bridgford	$33,948	$51,528
Hugh Wm. Bridgford	$40,241	$61,080
William L. Bridgford	$2,153,073	$—
John V. Simmons	$—	$—
Raymond F. Lancy	$2,080,368	$—

(1)	A 4.15% discount rate was used to compute the present values.

The following table estimates the present value of SERP benefits under different employment termination scenarios as of October 28, 2016:

Name	Present Value of Benefit Upon Voluntary Termination of Employment (1)	Present Value of Benefit if Disabled (1)	Present Value of Benefit Upon Death (1)	Present Value of Benefit Upon Involuntary Termination of Employment due to Sale/Merger/ Acquisition (1)
Allan L. Bridgford	$—	$—	$—	$—
Hugh Wm. Bridgford	$—	$—	$—	$—
William L. Bridgford (2)	$2,364,021	$2,364,021	$2,364,021	$2,364,021
John V. Simmons	$—	$—	$—	$—
Raymond F. Lancy (2)	$2,364,021	$2,364,021	$2,364,021	$2,364,021

(1)	In each scenario above, the benefit amount shown is calculated at October 28, 2016. A 3.40% discount rate was used to compute the present values. In the case of a voluntary termination, the participant shall be entitled to the vested portion of any such early retirement benefit but shall not commence receipt of such early retirement benefit until the commencement date following the date the participant would have attained the early retirement date had the participant remained employed by the Company. Upon a finding that the participant (or, after the participant’s death, a beneficiary) has suffered an unforeseeable emergency, the Committee may at the request of the participant or beneficiary, and subject to compliance with Internal Revenue Code Section 409A, accelerate distribution of benefits under the SERP in the amount reasonably necessary to alleviate such unforeseeable emergency.

(2)	Death benefits for William L. Bridgford and Raymond F. Lancy are paid in the form of a monthly annuity. The actual payment amount for William L. Bridgford and Raymond F. Lancy would be determined using a discount rate similar to the rate required for qualified plans. The rate assumed for these estimates is 3.40%.

The following table estimates future SERP payments under different termination scenarios as of October 28, 2016:

Name	Payment Upon Voluntary Termination of Employment	Payment if Disabled (1)	Death Benefit from Plan (2)	Involuntary Termination of Employment Due to Sale/Merger/ Acquisition
Allan L. Bridgford	—	—	—	—
Hugh Wm. Bridgford	—	—	—	—
William L. Bridgford	$16,666.67 per month for 180 months beginning on 10/28/16	$16,666.67 per month for 180 months commencing after disability	$16,666.67 per month for 180 months beginning just after death	Lump Sum payment due at termination of $2,364,021
John V. Simmons	—	—	—	—
Raymond F. Lancy	$16,666.67 per month for 180 months beginning on 10/28/16	$16,666.67 per month for 180 months commencing after disability	$16,666.67 per month for 180 months beginning just after death	Lump Sum payment due at termination of $2,364,021

(1)	Disability amount is decreased by any Company paid disability insurance policies, Social Security disability benefits, or other Federal or State disability programs. In the case of a voluntary termination, the participant shall be entitled to the vested portion of any such early retirement benefit but shall not commence receipt of such early retirement benefit until the commencement date following the date the participant would have attained the early retirement date had the participant remained employed by the Company. Upon a finding that the participant (or, after the participant’s death, a beneficiary) has suffered an unforeseeable emergency, the Committee may at the request of the participant or beneficiary, and subject to compliance with Internal Revenue Code Section 409A, accelerate distribution of benefits under the SERP in the amount reasonably necessary to alleviate such unforeseeable emergency.

(2)	Assumes death on October 28, 2016. The discount rate used to calculate the lump sum amount is 3.40%.

See “Compensation Discussion and Analysis – Total Compensation for Executive Officers — Pension and Retirement Benefits” for further discussion of the pension benefits contained in the tables above.

Non-Qualified Deferred Compensation

The table below provides information concerning deferred compensation plan benefits for each NEO during the fiscal year ended October 28, 2016.

Name	Executive Contributions in Fiscal Year	Company Contributions in Fiscal Year	Aggregate Earnings in Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Fiscal Year End
Allan L. Bridgford	$—	$—	$—	$49,261	$—
Hugh Wm. Bridgford	$—	$—	$—	$49,261	$—
William L. Bridgford	$—	$—	$—	$—	$—
John V. Simmons	$—	$—	$—	$—	$—
Raymond F. Lancy	$—	$—	$—	$—	$—

The table below provides information concerning deferred compensation plan benefits for each NEO during the fiscal year ended October 30, 2015.

Name	Executive Contributions in Fiscal Year	Company Contributions in Fiscal Year	Aggregate Earnings in Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Fiscal Year End
Allan L. Bridgford	$—	$—	$—	$73,809	$49,040
Hugh Wm. Bridgford	$—	$—	$—	$73,809	$49,040
William L. Bridgford	$—	$—	$—	$—	$—
John V. Simmons	$—	$—	$—	$—	$—
Raymond F. Lancy	$—	$—	$—	$—	$—

The following table estimates the present value of non-qualified deferred compensation benefits under different employment termination scenarios as of October 28, 2016:

Name	Present Value of Benefit at Termination of Employment	Present Value of Benefit if Disabled	Present Value of Benefit Upon Death	Present Value of Benefit Upon Involuntary Termination of Employment Due to Sale/Merger/ Acquisition
Allan L. Bridgford	$—	$—	$—	$—
Hugh Wm. Bridgford	$—	$—	$—	$—
William L. Bridgford	$—	$—	$—	$—
John V. Simmons	$—	$—	$—	$—
Raymond F. Lancy	$—	$—	$—	$—

Effective January 1, 2016, Allan L. Bridgford and Hugh Wm. Bridgford each received a monthly deferred compensation payment of $6,073 for seven (7) months and $6,530 for one (1) month, as compared to $6,147 prior to such date.

The deferred compensation amounts are calculated using a crediting rate equal to Moody’s Average Seasoned Bond Rate, plus 2%. This rate is subject to fluctuation. Upon death, the deferred compensation benefits are paid in a lump sum equal to the individual’s remaining account balance.

See “Compensation Discussion and Analysis – Total Compensation for Executive Officers – Non-Qualified Deferred Compensation” for further discussion of the non-qualified deferred compensation benefits contained in the tables above.

Director Compensation

The table below summarizes the total compensation paid by the Company to directors who were not employees during fiscal year 2016. Directors who were employees did not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(1)		Total
Todd C. Andrews	$19,600	$—	$—	$—	$—	$—		$19,600
Allan L. Bridgford, Jr.	$19,900	$—	$—	$—	$—	$686,481	(1)	$19,900
Keith A. Ross	$11,250	$—	$—	$—	$—	$257,280	(2)	$11,250
D. Gregory Scott	$18,250	$—	$—	$—	$—	$—		$18,250

(1)	Consists of (i) $139,000 paid and (ii) $547,281 to be paid over 3 years in equal annual installments to Allan L. Bridgford, Jr. for consulting services rendered to the Company. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE for further details.

(2)	Consists of $257,280 paid to Keith A. Ross for consulting services rendered to the Company. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE for further details.

The Company uses cash compensation to attract and retain qualified candidates to serve on its Board of Directors. In setting director compensation, the Company considers the demands that have been placed and will continue to be placed on the directors and the skill-level required by its directors. In addition, as with the Company’s executive officers, compensation decisions for directors are made in the context of the Company’s focus on controlling costs and increasing profitability.

The directors are not paid an annual retainer for their service on the Board. Instead, each non-employee director was paid $1,900 for each of the first two Board meetings attended during fiscal year 2016 and $2,000 for each subsequent Board meeting attended in fiscal year 2016. Members of the Audit Committee were paid $350 to $550 for each Audit Committee meeting attended depending on the length of the meeting. The members of the Compensation Committee were not paid any additional compensation for their service. In addition, the directors were not paid any additional compensation for their service on the Nominating Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of February 23, 2017 by each shareholder known by the Company to be the beneficial owner of more than 5% of the Company’s common stock, by each director and nominee for director, by each executive officer named in the Summary Compensation Table and by all executive officers and directors as a group. The information as to each person or entity has been furnished by such person or group.

Amount and Nature of Shares Beneficially Owned

Name and Address of Beneficial Owner(1)	Sole Voting and Investment Power	Shared Voting and Investment Power(2)	Total Beneficially Owned(3)	Percentage of Outstanding Shares Beneficially Owned(3)
Bridgford Industries Incorporated 1707 Good-Latimer Expressway Dallas, TX 75226	7,156,396	—	7,156,396	78.8%
Hugh Wm. Bridgford	48,917	7,156,396	7,205,313	79.4%
Allan L. Bridgford	155,882	7,156,396	7,312,278	80.6%
Bruce H. Bridgford	3,448	7,156,396	7,159,844	78.9%
Baron R.H. Bridgford 170 North Green St. Chicago, IL 60607	1,654	7,156,396	7,158,050	78.9%
William L. Bridgford	6,175	7,156,396	7,162,571	78.9%
Allan L. Bridgford, Jr.	20,000	7,156,396	7,176,396	79.1%
Raymond F. Lancy	—	—	—	*
John V. Simmons 1707 Good-Latimer Expressway Dallas, TX 75226	363	—	363	*
Todd C. Andrews	200	—	200	*
D. Gregory Scott	8,550	—	8,550	*
Keith A. Ross	—	—	—	*
All directors and executive officers as a group (10 persons)	7,401,585	7,156,396	7,401,585	81.5%

*	Represents ownership of less than one percent (1%) of the outstanding shares.

(1)	Unless otherwise indicated, the address of such beneficial owner is the Company’s principal executive offices, which are located at 1308 North Patt Street, Anaheim, California 92801.

(2)	Represents shares beneficially owned by Bridgford Industries Incorporated, a Delaware corporation (“BII”) as reported on Amendment No. 1 to Schedule 13D filed with the SEC on February 7, 2017. Other than ownership of these shares, BII does not presently have any significant business or assets. Allan L. Bridgford, Hugh Wm. Bridgford, William L. Bridgford, Bruce H. Bridgford, Baron R.H. Bridgford and Allan L. Bridgford, Jr. presently own 16.49%, 10.47%, 7.68%, 10.56%, 9.83% and 4.28%, respectively, of the outstanding voting capital stock of BII. The remaining shares of BII capital stock are owned of record, or beneficially, by 32 additional members of the Bridgford family. The officers of BII jointly vote all of the Company’s shares held by BII. With respect to Hugh Wm. Bridgford, such amount also includes 1,000 shares held by his wife.

(3)	Applicable percentage of ownership as of February 23, 2017 is based upon 9,076,832 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares shown as beneficially owned. Except as otherwise indicated, and subject to community property laws where applicable, to the knowledge of the Company the persons listed above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

The Company’s general legal counsel is the son of Allan L. Bridgford. For his legal counsel, he currently is paid a fee of $1,900 to $2,000 for each Board of Directors meeting attended. Total fees paid under this arrangement were $19,800 in fiscal year 2016 and $20,200 in fiscal year 2015. In addition, legal services are performed on behalf of the Company and billed by a firm in which he is a partner. Total fees billed under this arrangement for each of fiscal years 2016 and 2015 were approximately $163,000 and $108,000, respectively.

Director Allan L. Bridgford, Jr., son of the former senior chairman of the Board of Directors, is providing business consulting services to the Company. The arrangement currently provides for business consulting services at $1,200 per day. Total fees billed under this arrangement were approximately $139,000 in fiscal year 2016 and $136,000 in fiscal year 2015. In addition, under a separate consulting arrangement for 2016, we accrued approximately $547,000 of profit sharing based on fiscal year 2016 profitability to be paid out in equal installments over the next three years.

Director Keith A. Ross provides real-estate consulting services to the Company. The arrangement currently provides for consulting services at $250 per hour. Total fees paid as a consultant were $257,000 during fiscal year 2016.

Other than the relationships noted above, the Company is not aware of any related party transactions that would require disclosure as a related party transaction under SEC rules.

Review, Approval or Ratification of Transactions With Related Persons

The Company’s executive officers, directors, nominees for directors and principal shareholders, including their immediate family members and affiliates, are prohibited from entering into related party transactions with the Company that would be reportable under Item 404 of Regulation S-K without the prior approval of its Audit Committee (or other independent committee of the Board of Directors in cases where it is inappropriate for the Audit Committee to review such transaction due to a conflict of interest). Any request for the Company to enter into a transaction with an executive officer, director, or nominee for director, principal shareholder or any of such persons’ immediate family members or affiliates that would be reportable under Item 404 of Regulation S-K must first be presented to the Audit Committee for review, consideration and approval. In approving or rejecting the proposed agreement, the Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including but not limited to, the risks, costs, and benefits to the Company, the terms of the transactions, the availability of other sources for comparable services or products, and, if applicable, the impact on director independence. The Audit Committee shall only approve those agreements that, in light of known circumstances, are in or are not inconsistent with, the Company’s best interests, as determined in good faith by the Audit Committee (or other independent committee, as applicable). The requirement for the Audit Committee to review related-party transactions (defined as those transactions required to be disclosed under Item 404 of Regulation S-K) is set forth in the Amended and Restated Audit Committee Charter, which was approved on November 8, 2010.

Director Independence

For information relating to each director’s independence, see PART III, ITEM 10 of this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees charged by Squar Milner LLP for the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q for fiscal year 2016 were approximately $149,000. Fees charged by Squar Milner LLP for the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q for fiscal year 2015 were approximately $143,000.

Audit-Related Fees

Audit-related fees typically consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services may include consultations related to the Sarbanes-Oxley Act and consultations concerning financial accounting and reporting standards. There were no audit-related fees billed by Squar Milner LLP for fiscal year 2016 or fiscal year 2015.

Tax Fees

Tax fees are comprised of services that include assistance related to state tax compliance services and consultations regarding federal and state research and development tax credits. There were no tax fees billed by Squar Milner LLP for fiscal year 2016 or fiscal year 2015.

All Other Fees

All other fees are comprised of fees for initial planning for certification of internal controls over financial reporting. No such fees were billed by Squar Milner LLP for fiscal year 2016 or fiscal year 2015.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT ACCOUNTANTS

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. During fiscal years 2016 and 2015, the Audit Committee approved all such services rendered by its independent registered public accountants. For audit services, the independent registered public accountants provide the Audit Committee with an audit plan including proposed fees in advance of the annual audit. The Audit Committee approves the plan and fees for the audit.

For non-audit services, the Company’s senior management will submit from time to time to the Audit Committee for approval non-audit services that it recommends the Audit Committee engage the independent registered public accountants to provide during the fiscal year. The Company’s senior management and the independent registered public accountants will each confirm to the Audit Committee that each non-audit service is permissible under all applicable legal requirements. A budget, estimating non-audit service spending for the fiscal year, will be provided to the Audit Committee along with the request. The Audit Committee must approve both permissible non-audit services and the budget for such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The following are exhibits filed with this report.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.3+	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William L. Bridgford.

31.4+	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Raymond F. Lancy.

+ Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION

By:	/s/ WILLIAM L. BRIDGFORD
William L. Bridgford
Chairman of the Board

Date: February 27, 2017

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.3+	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William L. Bridgford.

31.4+	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Raymond F. Lancy.

+ Filed Herewith.

