Form 10-Q
period 2017-01-20
BRIDGFORD FOODS CORP
filed 2017-03-03
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 20, 2017

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of March 3, 2017 the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Items 1, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 20

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	January 20, 2017	October 28, 2016
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$12,497	$6,985
Accounts receivable, less allowance for doubtful accounts of $19 and $17, respectively, and promotional allowances of $2,524 and $2,271, respectively	16,868	16,582
Inventories, less inventory reserves of $279 and $308, respectively (Note 2)	19,168	24,081
Prepaid expenses and other current assets	1,525	937
Total current assets	50,058	48,585

Property, plant and equipment, net of accumulated depreciation and amortization of $62,868 and $62,330 respectively	10,719	10,362
Other non-current assets	14,054	13,775
Deferred income taxes	14,532	14,532
Total assets	$89,363	$87,254

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,968	$4,085
Accrued payroll, advertising and other expenses	4,440	4,089
Current portion of non-current liabilities	4,444	3,918
Income taxes payable	130	130
Total current liabilities	12,982	12,222

Non-current liabilities	34,998	36,123
Total liabilities	47,980	48,345

Commitments and contingencies (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000 shares; issued and outstanding –9,076 and 9,076 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	50,547	48,073
Accumulated other comprehensive loss	(26,596)	(26,596)
Total shareholders’ equity	41,383	38,909
Total liabilities and shareholders’ equity	$89,363	$87,254

See accompanying notes to condensed consolidated financial statements.

3 of 20

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	12 weeks ended
	January 20, 2017	January 22, 2016

Net sales	$40,081	$36,156
Cost of products sold	25,166	22,377

Gross margin	14,915	13,779

Selling, general and administrative expenses	11,465	10,678

Income before taxes	3,450	3,101
Income tax provision	976	1,229

Net income	$2,474	$1,872

Net income per share – Basic and diluted	$0.27	$0.21

Weighted average common shares – Basic and diluted	9,077	9,079

See accompanying notes to condensed consolidated financial statements.

4 of 20

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	12 weeks ended
	January 20, 2017	January 22, 2016
Cash flows from operating activities:

Net income	$2,474	$1,872

Income or charges not affecting cash and cash equivalents:

Depreciation	687	700
Provision for losses on (recovery on) accounts receivable	1	(82)
(Reduction in) provision for promotional allowances	(254)	643
Gain on sale of property, plant and equipment	(4)	(1)

Changes in operating assets and liabilities:

Accounts receivable	(33)	1,379
Inventories	4,913	3,650
Prepaid expenses and other current assets	(588)	(698)
Other non-current assets	(279)	322
Accounts payable	(117)	(1,133)
Accrued payroll, advertising and other expenses	877	(949)
Income taxes payable	-	1,342
Non-current liabilities	(1,092)	393

Net cash provided by operating activities	6,585	7,438

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	4	1
Additions to property, plant and equipment	(1,044)	(578)

Net cash used in investing activities	(1,040)	(577)

Cash used in financing activities:
Shares repurchased	-	(25)
Payment of capital lease obligations	(33)	(36)

Net cash used in financing activities	(33)	(61)

Net increase in cash and cash equivalents	5,512	6,800

Cash and cash equivalents at beginning of period	6,985	5,842

Cash and cash equivalents at end of period	$12,497	$12,642

Supplemental cash flow information:

Cash paid for income taxes	$1,291	$153

See accompanying notes to condensed consolidated financial statements.

5 of 20

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except percentages, share and per share amounts)

Note 1 - Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve weeks ended January 20, 2017 and January 22, 2016 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-KA for the fiscal year ended October 28, 2016 (the “Annual Report”) and include all adjustments considered necessary by management for a fair presentation of the interim periods. This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

The October 28, 2016 balance sheet amounts within these interim condensed consolidated financial statements were derived from the audited fiscal 2016 financial statements.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results may vary from these estimates. Some of the estimates needed to be made by management include the allowance for doubtful accounts, promotional and returns allowances, inventory reserves, the estimated useful lives of property, plant and equipment, and the valuation allowance for the Company’s deferred tax assets. Actual results could materially differ from these estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates. Market conditions and the volatility in stock markets may cause significant changes in the measurement of our pension fund liabilities and the performance of our life insurance policies in future periods.

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses. The carrying amount of these instruments approximate fair market value due to their short term maturity. At January 20, 2017, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended January 20, 2017 and January 22, 2016, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart
	Sales	AR
January 20, 2017	37.0%	31.7%
January 22, 2016	41.2%	39.8%

	Dollar General
	Sales	AR
January 20, 2017	8.9%	24.0%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve weeks ended January 20, 2017 or the twelve weeks ended January 22, 2016.

6 of 20

Subsequent events

Management has evaluated events subsequent to January 20, 2017 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements. The Company obtained Chicago City Council approval on January 25, 2017 for a zoning change to our Chicago production plant property which management believes increases its value and flexibility going forward. The Company has identified an existing facility in the Chicago area and has entered into a non-binding purchase agreement for that property. The Company has made a total escrow deposit of $250 and is evaluating whether or not the facility meets its needs.

Basic and diluted earnings per share

Basic and diluted earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or convertible securities were outstanding as of January 20, 2017 or January 22, 2016.

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited) January 20, 2017	October 28, 2016
Meat, ingredients and supplies	$5,698	$5,401
Work in progress	1,069	1,206
Finished goods	12,401	17,474
	$19,168	$24,081

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

Note 3 - Commitments and Contingencies:

We invested in OTR (over-the-road) tractors financed by a capital lease obligation in the amount of $1,060 during fiscal 2012. The total capital lease obligation remaining for transportation equipment as of January 20, 2017 is $520. The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life.

The Company also leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. No material changes have been made to these agreements during the first twelve weeks of fiscal 2017.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. The contracts are not material. These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period. No significant contracts remained unfulfilled at January 20, 2017. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

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

The following segment information is presented for the twelve weeks ended January 20, 2017 and January 22, 2016.

Segment Information

Twelve weeks Ended January 20, 2017	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,715	$28,366	$-	$40,081
Cost of products sold	7,364	17,802	-	25,166
Gross margin	4,351	10,564	-	14,915
SG&A	3,573	7,892	-	11,465
Income before taxes	778	2,672	-	3,450

Total assets	$10,290	$36,465	$42,608	$89,363
Additions to PP&E	$25	$1,019	$-	$1,044

Twelve weeks Ended January 22, 2016	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,486	$24,670	$-	$36,156
Cost of products sold	7,106	15,271	-	22,377
Gross margin	4,380	9,399	-	13,779
SG&A	3,649	7,029	-	10,678
Income before taxes	731	2,370	-	3,101

Total assets	$10,093	$29,163	$37,511	$76,767
Additions to PP&E	$71	$509	$(2)	$578

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2017 fiscal year to be different from the federal statutory rate due to domestic production activities deductions, non-taxable gains and losses on life insurance policies and state taxes. The effective tax rate for the twelve week period ended January 20, 2017 was 28.3% for federal and state taxes. We recorded an income tax provision of $976 for the twelve week period ended January 20, 2017, related to federal and state taxes, based on the Company’s expected annual effective tax rate.

Our income tax provision for the twelve week period ended January 22, 2016 was $1,229. The effective income tax rate differed from the applicable mixed statutory rate of approximately 37.7% primarily due to domestic production activities deductions under IRC Section 199.

As of January 20, 2017, the Company did not have any outstanding federal or state net operating loss carryforwards.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years ended on or about October 31, 2013 through 2015. We are subject to income tax in California and various other state taxing jurisdictions. Our California state income tax returns are open to audit under the statute of limitations for the fiscal years ended on or about October 31, 2012 through 2015.

8 of 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Quarterly Report on Form 10-Q. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-KA for the fiscal year ended October 28, 2016. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of January 20, 2017 was 4.16% as compared to 3.40% at October 28, 2016. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

The table on the next page shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated revenues for the twelve weeks ended January 20, 2017 and January 22, 2016, respectively.

9 of 20

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart
	Sales	AR
January 20, 2017	37.0%	31.7%
January 22, 2016	41.2%	39.8%

	Dollar General
	Sales	AR
January 20, 2017	8.9%	24.0%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the twelve weeks ended January 20, 2017 or the twelve weeks ended January 22, 2016.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), was signed into law. Requirements of the law include the removal of the lifetime limits on active and retiree medical coverage, expanding dependent coverage to age 26 and elimination of pre-existing conditions that may impact OPEB costs. In addition, the PPACA includes an excise tax in 2020 on the value of benefits that exceed a pre-defined limit which may require changes in benefit plan levels in order to minimize this additional cost. Finally, the PPACA includes provisions that require employers to offer health benefits to all full time employees (defined as 30 hours per week). The health coverage must meet minimum standards for the actuarial value of the benefits offered and employee affordability. With the recent election and change in administration, the provisions of PPACA may change at some point during 2017. However, Bridgford Foods is compelled to comply with the PPACA as it exists unless and until such provisions change. We cannot anticipate changes at this point in time. The current Bridgford plans meet the existing requirements. We will continue to assess the accounting implications of the PPACA and its impact on our financial position and results of operations as more legislative and interpretive guidance becomes available. The potential future effects and cost of complying with the provisions of the PPACA are not determinable at this time.

10 of 20

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

Snack Food Products Segment

In our Snack Food Products segment, we primarily distribute products manufactured by us. All items within this segment are considered similar products and have been aggregated at this level. The dry sausage division includes products such as jerky, meat snacks, sausage and pepperoni products. Our Snack Food Products segment sells approximately 110 different items through a direct store delivery network serving approximately 15,000 supermarkets, mass merchandise and convenience retail stores located in 48 states. These customers are comprised of large retail chains and smaller “independent” operators.

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

Results of Operations for the Twelve Weeks ended January 20, 2017 and January 22, 2016.

Net Sales-Consolidated

Net sales increased by $3,925 (10.9%) to $40,081 in the first twelve week period of the 2017 fiscal year compared to the same twelve week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-3.4	(1,340)
Unit sales volume in pounds	12.6	4,951
Returns activity	0.7	195
Promotional activity	1.0	119
Increase in net sales	10.9	3,925

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $229 (2.0%) to $11,715 in the first twelve week period of the 2017 fiscal year compared to the same twelve week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-0.9	(114)
Unit sales volume in pounds	0.8	109
Returns activity	0.4	45
Promotional activity	1.7	189
Increase in net sales	2.0	229

11 of 20

The increase in net sales for the twelve weeks ended January 20, 2017 primarily relates to lower promotional activity. Higher unit sales volume in pounds was offset by a decrease in selling price per pound due to a change in product mix. Returns activity decreased slightly compared to the same twelve-week period in the prior year.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, increased by $3,696 (15.0%) to $28,366 in the first twelve week period of the 2017 fiscal year compared to the same twelve week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-4.7	(1,226)
Unit sales volume in pounds	18.7	4,841
Returns activity	1.0	149
Promotional activity	-	(68)
Increase in net sales	15.0	3,696

Volume increased significantly in the beef products category. The volume of pork-based products was also slightly higher compared to the prior twelve week period. The weighted average selling price per pound decreased compared to the same twelve week period in the prior year primarily as a result of more aggressive pricing on a current year promotion compared to the prior year with a significant customer and pricing pressure in the beef products market. Returns activity and promotional offers were relatively consistent with the same twelve week period in the 2016 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $2,789 (12.5%) to $25,166 in the first twelve week period of the 2017 fiscal year compared to the same twelve week period in fiscal year 2016. The gross margin decreased from 38.1% to 37.2%.

Change in Cost of Products Sold by Segment	$	%	Commodity $ (Decrease)
Frozen Food Products Segment	258	1.2	(48)
Snack Food Products Segment	2,531	11.3	(1,316)
Total	2,789	12.5	(1,364)

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $258 (3.6%) to $7,364 in the first twelve week period of the 2017 fiscal year compared to the same twelve week period in fiscal year 2016. Higher sales volume partially offset by lower flour commodity costs were the primary contributing factors to this increase. Overhead spending increased related to higher pension and workers’ compensation costs. Higher volumes increased overhead absorption which helped off-set the cost increases. The cost of purchased flour decreased approximately $48 in the first twelve week period of fiscal 2017 compared to the same twelve week period in the prior year.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $2,531 (16.6%) to $17,802 in the first twelve week period of the 2017 fiscal year compared to the same twelve week period in fiscal year 2016 due to a substantial increase in sales volume. The increase in cost of goods sold was partially offset by lower meat commodity costs. Higher freight and storage costs also impacted the cost of products sold. The cost of significant meat commodities decreased approximately $1,316 in the first twelve week period of fiscal 2017 compared to the same period in the prior year.

12 of 20

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $787 (7.4%) to $11,465 in the first twelve week period of fiscal year 2017 compared to the same twelve week period in the prior fiscal year. The table below summarizes the significant expense (gain) increases (decreases) included in this category:

	12 Weeks Ended		Expense Increase
	January 20, 2017	January 22, 2016	(Decrease)
Wages and bonuses	$5,141	$4,387	$754
Cash surrender value (gain) loss	(279)	322	(601)
Pension cost	560	362	198
Other SG&A	6,043	5,607	436
Total - SG&A	$11,465	$10,678	$787

Higher profit sharing accruals resulted in increased wage and bonus expense in the first twelve weeks of the 2017 fiscal year compared to the same period in the prior year. The cash surrender value of life insurance policies increased substantially due to stock market gains compared to the same twelve week period in fiscal 2016. The increase in pension costs was due to lower pension discount rates being used to compute the future liability estimate. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher outside storage and product advertising partially offset by lower expenses related to product licensing agreements.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $76 (2.1%) to $3,573 in the first twelve week period of fiscal year 2017 compared to the same twelve week period in the prior fiscal year. The overall decrease in SG&A expenses was due to higher allocated gains on life insurance and to a lesser extent lower travel and legal expenses.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $863 (12.3%) to $7,892 in the first twelve week period of fiscal year 2017 compared to the same twelve week period in the prior fiscal year. Most of the increase was due to higher sales, pension, outside storage and insurance costs partially offset by higher allocated gains on life insurance and lower expense related to licensing agreements.

Income Taxes-Consolidated

Income tax for the twelve weeks ended January 20, 2017 and January 22, 2016, respectively, was as follows:

	January 20, 2017	January 22, 2016
Income tax provision	$976	$1,229

Effective tax rate	28.3%	39.6%

We recorded a tax provision of $976 for the twelve week period ended January 20, 2017, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 37.7% primarily due to primarily due to domestic production activities deductions under IRC Section 199.

Net Income -Consolidated

The net income of $2,474 in the twelve weeks ended January 20, 2017 includes a non-taxable gain on life insurance policies in the amount of $279. The net income of $1,872 in the twelve weeks ended January 22, 2016 includes a non-taxable loss on life insurance policies in the amount of $322. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

13 of 20

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver. We have remained free of interest bearing debt (excluding capital leases) for twenty-eight of the last twenty-nine years (with fiscal 2014 being the only exception) and we normally fund our operations from cash balances and cash flow generated from operations. Historically, we expect positive operating cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales. Anticipated commodity price trends may affect future cash balances. Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing.

Cash flows from operating activities for the twelve weeks ended:

	January 20, 2017	January 22, 2016
Net income	$2,474	$1,872

Income or charges not affecting cash and cash equivalents:
Depreciation	687	700
Provision for losses on (recovery on) accounts receivable	1	(82)
(Reduction in) provision for promotional allowances	(254)	643
Gain on sale of property, plant and equipment	(4)	(1)

Changes in operating assets and liabilities:
Changes in operating working capital	3,681	4,306
Net cash provided by operating activities	$6,585	$7,438

For the twelve weeks ended January 20, 2017, net cash provided by operating activities was $6,585, $853 less cash provided than during the same period in fiscal 2016. The net decrease in cash provided by operating activities primarily related to slower accounts receivable collections and a reduction in the provision for promotional allowances. During the twelve week period ended January 20, 2017 we funded $300 towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements. The Company did not borrow against the line of credit with Wells Fargo during the twelve weeks ended January 20, 2017.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 69 days for the twelve week period ended January 20, 2017. The cash conversion cycle increased due to extended payment terms with certain significant customers.

For the twelve weeks ended January 22, 2016, operating cash flows increased due primarily to a net income of $1,872 and the liquidation of inventory of $3,650. During the twelve week period ended January 22, 2016 we funded $300 towards our defined benefit pension plan.

Cash used in investing activities for the twelve weeks ended:

	January 20, 2017	January 22, 2016
Proceeds from sale of property, plant and equipment	$4	$1
Additions to property, plant and equipment	(1,044)	(578)
Net cash used in investing activities	$(1,040)	$(577)

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

14 of 20

The table below highlights additions to property, plant and equipment for the twelve weeks ended:

	January 20, 2017	January 22, 2016
Changes in projects in process	$843	$(168)
Building improvements	-	8
Direct store delivery vehicles	177	368
Packaging lines	-	233
Processing equipment	24	137
Additions to property, plant and equipment	$1,044	$578

Cash used in financing activities for the twelve weeks ended:

	January 20, 2017	January 22, 2016
Shares repurchased	$-	$(25)
Payment of capital lease obligations	(34)	(36)
Net cash used in financing activities	$(34)	$(61)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of January 20, 2017, 120,113 shares were still authorized for repurchase under the program.

We invested in OTR (over-the-road) tractors financed by a capital lease obligation in the amount of $1,060 during fiscal 2012. The total capital lease obligation remaining as of January 20, 2017 is $520. The capital lease arrangement replaced the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2018. The line of credit was expanded during the first quarter of fiscal 2017. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or Libor plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $5,000. The Company was in compliance with all covenants as of January 20, 2017. There have been no borrowings under this line of credit during fiscal 2017.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for the remainder of fiscal 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents steps for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory”. The guidance is part of the “Simplification Initiative” to identify and re-evaluate areas where the generally accepted accounting principles may be complex and cumbersome to apply. The guidance will require that inventory be stated at the lower of cost and net realizable value as opposed to the lower of cost or market. Net realizable value is the estimated selling price for the inventory less completion, disposal and transportation costs. The guidance is effective for fiscal years beginning after December 15, 2016. Adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance is effective for annual reporting periods beginning after December 6, 2016 with early adoption permitted. The Company applied this guidance to common with its fiscal year ended October 30, 2015 deferred tax balances.

15 of 20

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” that requires most equity investments to be measured at fair value and subsequent changes in fair value to be recognized in net income. The guidance covers presentation and disclosure requirements of financial liabilities and the classification and measurement of financial instruments. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

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

16 of 20

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

We maintain and evaluate a system of internal accounting controls, and a program of internal auditing designed to provide reasonable assurance that our assets are protected and that transactions are performed in accordance with proper authorization, and are properly recorded. This system of internal accounting controls is continually reviewed and modified in response to evolving business conditions and operations and to recommendations made by the independent registered public accounting firm. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published Internal Control-Integrated Framework (2013) (the “2013 Framework”) and related illustrative documents as an update to Internal Control-Integrated Framework (1992) (the “1992 Framework”). The Company has adopted the 2013 Framework this fiscal year and has determined that the 17 principles are present and functioning during our assessment of the effectiveness of internal controls. We have established a code of conduct. Our management believes that the accounting and internal control systems provide reasonable assurance that assets are safeguarded and financial information is reliable.

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 20, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

17 of 20

Part II. Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended October 28, 2016 should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect our business, financial condition or results of operations. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period covered by this Report.

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve week period ended January 20, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 29, 2016 – November 25, 2016	-	$-	-	120,113
November 26, 2016 – December 23, 2016	-	-	-	120,113
December 24, 2016- January 20, 2017	-	-	-	120,113
Total	-	$-	-

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended January 20, 2017.

(2)	All repurchases reflected in the foregoing table were made on the open market. Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005). Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”). Commencing on October 15, 2016 and continuing through and including October 14, 2017, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan. This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased. As of January 20, 2017, the total maximum number of shares that may be purchased under the Purchase Plan is 120,113 at a purchase price not to exceed $10.00 per share at a total maximum aggregate price (exclusive of commission) of $1,201,130.

18 of 20

Item 6.

Exhibits

Exhibit No.	Description

31.1	Certification of Chairman of the Board (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

19 of 20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: March 03, 2017	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

20 of 20