Form 10-Q
period 2017-04-14
BRIDGFORD FOODS CORP
filed 2017-05-26
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 14, 2017

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or a emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of May 26, 2017 the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Items 1, 3 and 4 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 23

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	April 14, 2017	October 28, 2016
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$13,541	$6,985
Accounts receivable, less allowance for doubtful accounts of $21 and $17, respectively, and promotional allowances of $2,444 and $2,271, respectively	13,371	16,582
Inventories, less inventory reserves of $228 and $308, respectively (Note 2)	18,327	24,081
Prepaid expenses and other current assets	2,139	937
Total current assets	47,378	48,585

Property, plant and equipment, net of accumulated depreciation and amortization of $62,109 and $62,330 respectively	16,487	10,362
Other non-current assets	14,204	13,775
Deferred income taxes	14,532	14,532
Total assets	$92,601	$87,254

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,291	$4,085
Accrued payroll, advertising and other expenses	4,660	4,089
Current portion of non-current liabilities	4,387	3,918
Income taxes payable	130	130
Total current liabilities	13,468	12,222

Non-current liabilities	36,435	36,123
Total liabilities	49,903	48,345

Commitments and contingencies (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000 shares; issued and outstanding –9,076 and 9,076 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	51,862	48,073
Accumulated other comprehensive loss	(26,596)	(26,596)
Total shareholders’ equity	42,698	38,909
Total liabilities and shareholders’ equity	$92,601	$87,254

See accompanying notes to condensed consolidated financial statements.

3 of 23

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	12 weeks ended		24 weeks ended
	April 14, 2017	April 15, 2016	April 14, 2017	April 15, 2016

Net sales	$34,097	$31,145	$74,178	$67,301
Cost of products sold	21,140	18,914	46,306	41,291

Gross margin	12,957	12,231	27,872	26,010

Selling, general and administrative expenses	10,928	9,760	22,393	20,438

Income before taxes	2,029	2,471	5,479	5,572
Income tax provision	714	979	1,690	2,208

Net income	$1,315	$1,492	$3,789	$3,364

Net income per share – Basic and diluted	$0.15	$0.16	$0.42	$0.37

Weighted average common shares – Basic and diluted	9,077	9,077	9,077	9,079

See accompanying notes to condensed consolidated financial statements.

4 of 23

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	24 weeks ended
	April 14, 2017	April 15, 2016
Cash flows from operating activities:

Net income	$3,789	$3,364

Income or charges not affecting cash and cash equivalents:

Depreciation	1,459	1,434
Provision for losses on (recovery on) accounts receivable	14	(130)
Reduction in for promotional allowances	(173)	(229)
Gain on sale of property, plant and equipment	(28)	(7)

Changes in operating assets and liabilities:

Accounts receivable	3,370	(117)
Inventories	5,754	1,400
Prepaid expenses and other current assets	(1,202)	(708)
Other non-current assets	(429)	84
Accounts payable	206	(1,082)
Accrued payroll, advertising and other expenses	1,040	(205)
Income taxes payable	-	864
Non-current liabilities	380	872

Net cash provided by operating activities	14,180	5,540

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	28	12
Additions to property, plant and equipment	(7,584)	(1,015)

Net cash used in investing activities	(7,556)	(1,003)

Cash used in financing activities:
Shares repurchased	-	(40)
Payment of capital lease obligations	(68)	(73)

Net cash used in financing activities	(68)	(113)

Net increase in cash and cash equivalents	6,556	4,424

Cash and cash equivalents at beginning of period	6,985	5,842

Cash and cash equivalents at end of period	$13,541	$10,266

Supplemental cash flow information:

Cash paid for income taxes	$2,543	$1,559

See accompanying notes to condensed consolidated financial statements.

5 of 23

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except percentages, share and per share amounts)

Note 1 – Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve and twenty-four weeks ended April 14, 2017 and April 15, 2016 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-KA for the fiscal year ended October 28, 2016 (the “Annual Report”) and include all adjustments considered necessary by management for a fair presentation of the interim periods. This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses. The carrying amount of these instruments approximate fair market value due to their short term maturity. At April 14, 2017, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twenty-four weeks ended April 14, 2017 and April 15, 2016, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart
	Sales	AR
April 14, 2017	38.0%	38.8%
April 15, 2016	39.1%	45.7%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twenty-four weeks ended April 14, 2017 or the twenty-four weeks ended April 15, 2016.

6 of 23

Subsequent events

Management has evaluated events subsequent to April 14, 2017 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

Basic and diluted earnings per share

Basic and diluted earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or convertible securities were outstanding as of April 14, 2017 or April 15, 2016.

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited) April 14, 2017	October 28, 2016
Meat, ingredients and supplies	$5,916	$5,401
Work in progress	1,302	1,206
Finished goods	11,109	17,474
	$18,327	$24,081

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

Note 3 - Commitments and Contingencies:

We invested in OTR (over-the-road) tractors financed by a capital lease obligation in the amount of $1,060 during fiscal 2012. The total capital lease obligation remaining for transportation equipment as of April 14, 2017 is $485. The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life.

The Company also leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. No material changes have been made to these agreements during the first twenty-four weeks of fiscal 2017.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. The contracts are not material. These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period. No significant contracts remained unfulfilled at April 14, 2017. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

The Company obtained Chicago City Council approval on January 25, 2017 for a zoning change to its Chicago production plant property which management believes increases its value and flexibility going forward. The Company has purchased an existing facility in the Chicago area for approximately $5.6 million cash. The Company expects to invest approximately $2.0 million on building improvements before occupying the facility in the later part of fiscal year 2017.

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

The following segment information is presented for the twelve and twenty-four weeks ended April 14, 2017 and April 15, 2016.

Segment Information
Twelve weeks Ended April 14, 2017	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$10,817	$23,280	$-	$34,097
Cost of products sold	6,716	14,424	-	21,140
Gross margin	4,101	8,856	-	12,957
SG&A	3,386	7,542	-	10,928
Income before taxes	715	1,314	-	2,029

Total assets	$10,844	$37,486	$44,271	$92,601
Additions to PP&E	$79	$6,461	$-	$6,540

Twelve weeks Ended April 15, 2016	Frozen Food Products	Snack Food Products	Other		Totals
Sales	$11,155	$19,990		$-	$31,145
Cost of products sold	6,987	11,927		-	18,914
Gross margin	4,168	8,063		-	12,231
SG&A	3,290	6,470		-	9,760
Income before taxes	878	1,593		-	2,471

Total assets	$10,336	$33,161		$35,505	$79,002
Additions to PP&E	$88	$349	$		$437

Twenty-four weeks Ended April 14, 2017	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$22,531	$51,647	$-	$74,178
Cost of products sold	14,080	32,226	-	46,306
Gross margin	8,451	19,421	-	27,872
SG&A	6,959	15,434	-	22,393
Income before taxes	1,492	3,987	-	5,479

Total assets	$10,844	$37,486	$44,271	$92,601
Additions to PP&E	$104	$7,480	$-	$7,584

Twenty-four weeks Ended April 15, 2016	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$22,641	$44,660	$-	$67,301
Cost of products sold	14,093	27,198	-	41,291
Gross margin	8,548	17,462	-	26,010
SG&A	6,939	13,499	-	20,438
Income before taxes	1,609	3,963	-	5,572

Total assets	$10,336	$33,161	$35,505	$79,002
Additions to PP&E	$159	$858	$(2)	$1,015

8 of 23

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2017 fiscal year to be different from the federal statutory rate due to domestic production activities deductions, non-taxable gains and losses on life insurance policies and state taxes. The effective tax rate for the twenty-four week period ended April 14, 2017 was 30.8% for federal and state taxes. We recorded an income tax provision of $1,690 for the twenty-four week period ended April 14, 2017, related to federal and state taxes, based on the Company’s expected annual effective tax rate.

We recorded an income tax provision of $2,208 for the twenty-four week period ended April 15, 2016, related to federal and state taxes, based on the Company’s expected annual effective tax rate.

As of April 14, 2017, the Company did not have any outstanding federal or state, other than california, net operating loss carryforwards.

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

9 of 23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Quarterly Report on Form 10-Q. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K, as amended, for the fiscal year ended October 28, 2016. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of April 30, 2017 was 4.04% as compared to 3.40% at October 28, 2016. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

10 of 23

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

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated revenues for the twenty-four weeks ended April 14, 2017 and April 15, 2016, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart
	Sales	AR
April 14, 2017	38.0%	38.8%
April 15, 2016	39.1%	45.7%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated revenues for the twenty-four weeks ended April 14, 2017 or the twenty-four weeks ended April 15, 2016.

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

11 of 23

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

Results of Operations for the Twelve Weeks ended April 14, 2017 and April 15, 2016.

Net Sales-Consolidated

Net sales increased by $2,952 (9.5%) to $34,097 in the second twelve week period of the 2017 fiscal year compared to the same twelve week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-6.1	(2,043)
Unit sales volume in pounds	17.2	5,812
Returns activity	0.2	-
Promotional activity	-1.8	(817)
Increase in net sales	9.5	2,952

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $338 (3.0%) to $10,817 in the second twelve week period of the 2017 fiscal year compared to the same twelve week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-2.0	(250)
Unit sales volume in pounds	0.2	26
Returns activity	-	(4)
Promotional activity	-1.2	(110)
Decrease in net sales	-3.0	(338)

12 of 23

The decrease in net sales for the twelve weeks ended April 14, 2017 primarily relates to lower selling price per pound partially offset by an increase in unit sales volume in pounds due to a change in product mix. Promotional activity increased due to higher promotional billbacks and menu allowances while returns activity remained constant compared to the same twelve week period in the prior year.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, increased by $3,290 (16.5%) to $23,280 in the second twelve week period of the 2017 fiscal year compared to the same twelve week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-8.4	(1,794)
Unit sales volume in pounds	27.2	5,786
Returns activity	0.5	4
Promotional activity	-2.8	(706)
Increase in net sales	16.5	3,290

Unit volume in pounds increased significantly in the beef products category. The volume of pork-based products was also slightly higher compared to the prior twelve week period. The weighted average selling price per pound decreased compared to the same twelve week period in the prior year primarily as a result of more aggressive pricing on a current year promotion compared to the prior year with a significant customer and pricing pressure in the beef products market. Promotional offers increased due to the timing of programs with significant customers and post audit deductions. Returns activity was slightly lower compared to the same twelve week period in the 2016 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $2,226 (11.8%) to $21,140 in the second twelve week period of the 2017 fiscal year compared to the same twelve week period in fiscal year 2016. The gross margin decreased from 39.3% to 38.0%.

Change in Cost of Products Sold by Segment	$	%	Commodity $ (Decrease)
Frozen Food Products Segment	(271)	-1.4	(20)
Snack Food Products Segment	2,497	13.2	(282)
Total	2,226	11.8	(302)

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $271 (3.9%) to $6,716 in the second twelve week period of the 2017 fiscal year compared to the same twelve week period in fiscal year 2016. Lower sales volume and lower flour commodity costs were the primary contributing factors to this decrease. Overhead spending increased slightly related to higher pension and workers’ compensation costs. The cost of purchased flour decreased approximately $20 in the second twelve week period of fiscal 2017 compared to the same twelve week period in the prior year.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $2,497 (20.9%) to $14,424 in the second twelve week period of the 2017 fiscal year compared to the same twelve week period in fiscal year 2016 due to a substantial increase in sales volume. The increase in cost of goods sold was partially offset by lower meat commodity costs. Higher utilities and workers’ compensation costs also impacted the cost of products sold. The cost of significant meat commodities decreased approximately $282 in the second twelve week period of fiscal 2017 compared to the same period in the prior year.

13 of 23

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $1,168 (12.0%) to $10,928 in the second twelve week period of fiscal year 2017 compared to the same twelve week period in the prior fiscal year. The table below summarizes the significant expense increases included in this category:

	12 Weeks Ended		Expense
	April 14, 2017	April 15, 2016	Increase
Product advertising	$1,670	$1,220	$450
Wages and bonuses	4,413	4,104	309
Pension cost	566	340	226
Other SG&A	4,279	4,096	183
Total - SG&A	$10,928	$9,760	$1,168

Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the second quarter of fiscal 2017. Higher profit sharing accruals resulted in increased wage and bonus expense in the second twelve weeks of the 2017 fiscal year compared to the same period in the prior year. The increase in pension costs was due to lower pension discount rates being used to compute the future liability estimate. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher workers’ compensation costs, higher fuel costs and electric utilities partially offset by lower expenses related to healthcare costs and property insurance.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $96 (2.9%) to $3,386 in the second twelve week period of fiscal year 2017 compared to the same twelve week period in the prior fiscal year. The overall increase in SG&A expenses was due to higher pension costs.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $1,072 (16.6%) to $7,542 in the second twelve week period of fiscal year 2017 compared to the same twelve week period in the prior fiscal year. Most of the increase was due to higher sales, higher expenses related to licensing agreements and sales commissions as well as higher pension and fuel costs.

Income Taxes-Consolidated

Income tax for the twelve weeks ended April 14, 2017 and April 15, 2016, respectively, was as follows:

	April 14, 2017	April 15, 2016
Income tax provision	$714	$979

Effective tax rate	35.2%	39.6%

We recorded a tax provision of $714 for the twelve week period ended April 14, 2017, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 37.7% primarily due to domestic production activities deductions under IRC Section 199.

Net Income -Consolidated

The net income of $1,315 in the twelve weeks ended April 14, 2017 includes a non-taxable gain on life insurance policies in the amount of $150. The net income of $1,492 in the twelve weeks ended April 15, 2016 includes a non-taxable gain on life insurance policies in the amount of $238. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

14 of 23

Results of Operations for the Twenty-four Weeks ended April 14, 2017 and April 15, 2016.

Net Sales-Consolidated

Net sales increased by $6,877 (10.2%) to $74,178 in the twenty-four week period of the 2017 fiscal year compared to the same twenty-four week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-4.4	(3,207)
Unit sales volume in pounds	14.5	10,581
Returns activity	0.5	195
Promotional activity	-0.4	(692)
Increase in net sales	10.2	6,877

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $110 (0.5%) to $22,531 in the twenty-four week period of the 2017 fiscal year compared to the same twenty-four week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-1.3	(327)
Unit sales volume in pounds	0.4	98
Returns activity	0.2	42
Promotional activity	0.2	77
Decrease in net sales	-0.5	(110)

The decrease in net sales for the twenty-four weeks ended April 14, 2017 primarily relates to lower selling prices per pound due to changes in product mix. Higher unit sales volume in pounds and lower promotional activity partially offset the decline in selling price per pound. Returns activity decreased slightly compared to the same twenty-four week period in the prior year.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, increased by $6,987 (15.6%) to $51,647 in the twenty-four week period of the 2017 fiscal year compared to the same twenty-four week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-6.1	(2,881)
Unit sales volume in pounds	22.2	10,483
Returns activity	0.8	153
Promotional activity	-1.3	(768)
Increase in net sales	15.6	6,987

Unit sales volume in pounds increased significantly in the beef products category. The volume of pork-based products was also slightly higher compared to the prior twenty-four week period. The weighted average selling price per pound decreased compared to the same twenty-four week period in the prior year primarily as a result of more aggressive pricing on a current year promotion compared to the prior year with a significant customer and pricing pressure in the beef products market. Returns activity decreased slightly and promotional offers increased compared to the same twenty-four week period in the 2016 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $5,015 (12.1%) to $46,306 in the twenty-four week period of the 2017 fiscal year compared to the same twenty-four week period in fiscal year 2016. The gross margin decreased from 38.6% to 37.6%.

Change in Cost of Products Sold by Segment	$	%	Commodity $ (Decrease)
Frozen Food Products Segment	(13)	-	(68)
Snack Food Products Segment	5,028	12.1	(1,598)
Total	5,015	12.1	(1,666)

15 of 23

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $13 (0.1%) to $14,080 in the twenty-four week period of the 2017 fiscal year compared to the same twenty-four week period in fiscal year 2016. Lower selling prices per pound and lower flour commodity costs were the primary contributing factors to this decrease. Overhead spending increased related to higher pension and workers’ compensation costs. The cost of purchased flour decreased approximately $68 in the twenty-four week period of fiscal 2017 compared to the same twenty-four week period in the prior year.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $5,028 (18.5%) to $32,226 in the twenty-four week period of the 2017 fiscal year compared to the same twenty-four week period in fiscal year 2016 due to a substantial increase in sales volume. The increase in cost of goods sold was partially offset by lower meat commodity costs. Higher freight and utilities costs also impacted the cost of products sold. The cost of significant meat commodities decreased approximately $1,598 in the twenty-four week period of fiscal 2017 compared to the same period in the prior year.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $1,955 (9.6%) to $22,393 in the twenty-four week period of fiscal year 2017 compared to the same twenty-four week period in the prior fiscal year. The table below summarizes the significant expense (gain) increases (decreases) included in this category:

	24 Weeks Ended		Expense Increase
	April 14, 2017	April 15, 2016	(Decrease)
Wages and bonuses	$9,554	$8,492	$1,062
Cash surrender value (gain) loss	(429)	84	(513)
Pension cost	1,126	702	424
Product advertising	2,426	2,016	410
Workers’ compensation cost	100	(59)	159
Other SG&A	9,616	9,203	413
Total - SG&A	$22,393	$20,438	$1,955

Higher profit sharing accruals resulted in increased wage and bonus expense in the twenty-four weeks of the 2017 fiscal year compared to the same period in the prior year. The cash surrender value of life insurance policies increased substantially due to stock market gains compared to the same twenty-four week period in fiscal 2016. The increase in pension costs was due to lower pension discount rates being used to compute the future liability estimate. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the second quarter of fiscal 2017. Workers’ compensation costs increased due to a change in accounting estimate that occurred in the comparative quarter and did not reoccur in the current quarter. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher outside consulting fees, telephone expenses and higher bad debt expense compared to the prior year period partially offset by lower legal expenses.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $20 (0.3%) to $6,959 in the twenty-four week period of fiscal year 2017 compared to the same twenty-four week period in the prior fiscal year. The overall increase in SG&A expenses was due to higher pension and outside consulting fees due to the timing of USDA inspections.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $1,935 (14.3%) to $15,434 in the twenty-four week period of fiscal year 2017 compared to the same twenty-four week period in the prior fiscal year. Most of the increase was due to higher sales, higher expense related to licensing agreements, higher workers’ compensation and pension costs partially offset by higher allocated gains on life insurance.

16 of 23

Income Taxes-Consolidated

Income tax for the twenty-four weeks ended April 14, 2017 and April 15, 2016, respectively, was as follows:

	April 14, 2017	April 15, 2016
Income tax provision	$1,690	$2,208

Effective tax rate	30.8%	39.6%

We recorded a tax provision of $1,690 for the twenty-four week period ended April 14, 2017, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 37.7% primarily due to domestic production activities deductions under IRC Section 199.

Net Income -Consolidated

The net income of $3,789 in the twenty-four weeks ended April 14, 2017 includes a non-taxable gain on life insurance policies in the amount of $429. The net income of $3,364 in the twenty-four weeks ended April 15, 2016 includes a non-taxable loss on life insurance policies in the amount of $84. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

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

Cash flows from operating activities for the twenty-four weeks ended:

	April 14, 2017	April 15, 2016
Net income	$3,789	$3,364

Income or charges not affecting cash and cash equivalents:
Depreciation	1,459	1,434
Provision for losses on (recovery on) accounts receivable	14	(130)
Reduction in for promotional allowances	(173)	(229)
Gain on sale of property, plant and equipment	(28)	(7)

Changes in operating assets and liabilities:
Changes in operating working capital	9,119	1,108
Net cash provided by operating activities	$14,180	$5,540

For the twenty-four weeks ended April 14, 2017, net cash provided by operating activities was $14,180, $8,640 more cash provided than during the same period in fiscal 2016. The net increase in cash provided by operating activities primarily related to higher accounts receivable collections and a reduction in inventory due to the timing of programs with large customers partially offset by estimated tax payments of $2,543. During the twenty-four week period ended April 14, 2017 we funded $601 towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements. The Company did not borrow against the line of credit with Wells Fargo during the twenty-four weeks ended April 14, 2017.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 64 days for the twenty-four week period ended April 14, 2017. The cash conversion cycle decreased due to collection on terms with significant customers.

For the twenty-four weeks ended April 15, 2016, net cash provided by operating activities was $5,540 due to the liquidation of inventory of $1,434 and net income of $3,364 partially offset by estimated income tax payments of $1,559. During the twenty-four week period ended April 15, 2016 we funded $601 towards our defined benefit pension plan.

17 of 23

Cash used in investing activities for the twenty-four weeks ended:

	April 14, 2017	April 15, 2016
Proceeds from sale of property, plant and equipment	$28	$12
Additions to property, plant and equipment	(7,584)	(1,015)
Net cash used in investing activities	$(7,556)	$(1,003)

Expenditures for property, plant and equipment include the acquisition of a new building and land in Chicago, Illinois, in the amount of $5.6 million, new equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. In general, we capitalize the cost of additions and improvements and expense the cost for repairs and maintenance. The Company may also capitalize costs related to improvements that extend the life, increase the capacity, or improve the efficiency of existing machinery and equipment. Specifically, capitalization of upgrades of facilities to maintain operating efficiency include acquisitions of machinery and equipment used on packaging lines and refrigeration equipment used to process food products.

The table below highlights additions to property, plant and equipment for the twenty-four weeks ended:

	April 14, 2017	April 15, 2016
Changes in projects in process	$4,821	$(3)
Building improvements	64	36
Direct store delivery and sales vehicles	479	520
Packaging lines	1,010	270
Computer software and hardware	337	3
Processing equipment	873	189
Additions to property, plant and equipment	$7,584	$1,015

Cash used in financing activities for the twenty-four weeks ended:

	April 14, 2017	April 15, 2016
Shares repurchased	$-	$(40)
Payment of capital lease obligations	(68)	(73)
Net cash used in financing activities	$(68)	$(113)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of April 14, 2017, 120,113 shares were still authorized for repurchase under the program.

We invested in OTR (over-the-road) tractors financed by a capital lease obligation in the amount of $1,060 during fiscal 2012. The total capital lease obligation remaining as of April 14, 2017 is $485. The capital lease arrangement replaced the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2018. The line of credit was expanded during the first quarter of fiscal 2017. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or Libor plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $5,000. The Company was in violation of the capital expenditure covenant which was subsequently waived by letter dated May 10, 2017. The Company was in compliance with all other covenants as of April 14, 2017. There have been no borrowings under this line of credit during fiscal 2017.

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

18 of 23

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

In June 2016 the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses”, which requires a financial asset to be presented at the net carrying value which is the amount expected to be collected net of expected credit losses. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

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

19 of 23

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended April 14, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold or repurchased any equity securities during the period covered by this Report.

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve week period ended April 14, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 21, 2017 - February 17, 2017	-	$-	-	120,113
February 18, 2017 - March 17, 2017	-	-	-	120,113
March 18, 2017 - April 14, 2017	-	-	-	120,113
Total	-	$-	-

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended April 14, 2017.

(2)	All repurchases reflected in the foregoing table were made on the open market. Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005). Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”). Commencing on October 15, 2016 and continuing through and including October 14, 2017, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan. This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased. As of April 14, 2017, the total maximum number of shares that may be purchased under the Purchase Plan is 120,113 at a purchase price not to exceed $10.00 per share at a total maximum aggregate price (exclusive of commission) of $1,201,130.

Item 5. Other Information

The Company obtained Chicago City Council approval on January 25, 2017 for a zoning change to its Chicago production plant property which management believes increases its value and flexibility going forward.  The Company has purchased an existing facility in the Chicago area for approximately $5.6 million cash.  The Company expects to invest approximately $2.0 million on building improvements before occupying the facility in the later part of fiscal 2017.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: May 26, 2017	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

23 of 23