Form 10-Q
period 2017-07-07
BRIDGFORD FOODS CORP
filed 2017-08-18
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 7, 2017

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

Yes [  ] No [X]

As of August 18, 2017 the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q refer to Bridgford Foods Corporation.

Items 1, 3 and 4 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 23

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	July 7, 2017	October 28, 2016
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$10,659	$6,985
Accounts receivable, less allowance for doubtful accounts of $21 and $17, respectively, and promotional allowances of $2,436 and $2,271, respectively	18,818	16,582
Inventories, less inventory reserves of $298 and $308, respectively (Note 2)	20,128	24,081
Prepaid expenses and other current assets	924	937
Total current assets	50,529	48,585

Property, plant and equipment, net of accumulated depreciation and amortization of $62,605 and $62,330, respectively	17,957	10,362
Other non-current assets	14,502	13,775
Deferred income taxes	14,532	14,532
Total assets	$97,520	$87,254

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,462	$4,085
Accrued payroll, advertising and other expenses	5,116	4,089
Current portion of non-current liabilities	4,867	3,918
Income taxes payable	130	130
Total current liabilities	14,575	12,222

Non-current liabilities	38,188	36,123
Total liabilities	52,763	48,345

Commitments and contingencies (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000 shares; issued and outstanding –9,076 and 9,076 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	53,921	48,073
Accumulated other comprehensive loss	(26,596)	(26,596)
Total shareholders’ equity	44,757	38,909
Total liabilities and shareholders’ equity	$97,520	$87,254

See accompanying notes to condensed consolidated financial statements.

3 of 23

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	12 weeks ended		36 weeks ended
	July 7, 2017	July 8, 2016	July 7, 2017	July 8, 2016

Net sales	$36,609	$29,892	$110,787	$97,193
Cost of products sold	22,590	17,719	68,896	59,010

Gross margin	14,019	12,173	41,891	38,183

Selling, general and administrative expenses	10,917	9,862	33,310	30,300

Income before taxes	3,102	2,311	8,581	7,883
Income tax provision	1,043	489	2,733	2,697

Net income	$2,059	$1,822	$5,848	$5,186

Net income per share – Basic and diluted	$0.22	$0.20	$0.64	$0.57

Weighted average common shares – Basic and diluted	9,077	9,077	9,077	9,078

See accompanying notes to condensed consolidated financial statements.

4 of 23

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	36 weeks ended
	July 7, 2017	July 8, 2016
Cash flows from operating activities:

Net income	$5,848	$5,186

Income or charges not affecting cash and cash equivalents:

Depreciation	2,130	2,040
Provision for losses on (recovery on) accounts receivable	26	(128)
(Reduction in) provision for promotional allowances	(166)	367
(Gain) loss on sale of property, plant and equipment	(52)	3

Changes in operating assets and liabilities:

Accounts receivable	(2,096)	112
Inventories	3,953	(1,598)
Prepaid expenses and other current assets	13	(726)
Other non-current assets	(727)	(50)
Accounts payable	377	232
Accrued payroll, advertising and other expenses	1,985	168
Income taxes payable	-	1,322
Non-current liabilities	2,147	2,124

Net cash provided by operating activities	13,438	9,052

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	52	15
Additions to property, plant and equipment	(9,725)	(2,486)

Net cash used in investing activities	(9,673)	(2,471)

Cash used in financing activities:
Shares repurchased	-	(40)
Payment of capital lease obligations	(91)	(97)

Net cash used in financing activities	(91)	(137)

Net increase in cash and cash equivalents	3,674	6,444

Cash and cash equivalents at beginning of period	6,985	5,842

Cash and cash equivalents at end of period	$10,659	$12,286

Supplemental cash flow information:

Cash paid for income taxes	$2,579	$1,589

See accompanying notes to condensed consolidated financial statements.

5 of 23

Item 1. d.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except percentages, share and per share amounts)

Note 1 – Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve and thirty-six weeks ended July 7, 2017 and July 8, 2016 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2016 (as amended on Form 10-K/A, the “Annual Report”) and include all adjustments considered necessary by management for a fair presentation of the interim periods. This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses. The carrying amount of these instruments approximate fair market value due to their short term maturity. At July 7, 2017, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the thirty-six weeks ended July 7, 2017 and July 8, 2016, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart
	Sales	AR
July 7, 2017	38.7%	48.1%
July 8, 2016	38.3%	45.6%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the thirty-six weeks ended July 7, 2017 or the thirty-six weeks ended July 8, 2016.

Subsequent events

Management has evaluated events subsequent to July 7, 2017 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

6 of 23

Basic and diluted earnings per share

Basic and diluted earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or convertible securities were outstanding as of July 7, 2017 or July 8, 2016.

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited)
	July 7, 2017	October 28, 2016
Meat, ingredients and supplies	$5,731	$5,401
Work in progress	1,688	1,206
Finished goods	12,709	17,474
	$20,128	$24,081

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

Note 3 - Commitments and Contingencies:

We invested in OTR (over-the-road) tractors financed by a capital lease obligation in the amount of $1,060 during fiscal 2012. The total capital lease obligation remaining for transportation equipment as of July 7, 2017 is $462. The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life.

The Company also leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. No material changes have been made to these agreements during the first thirty-six weeks of fiscal 2017.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. The contracts are not material. These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period. No significant contracts remained unfulfilled at July 7, 2017. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

The Company purchased an existing facility in the Chicago area for approximately $5.6 million cash on March 23, 2017. The Company has spent approximately $1.8 million on building improvements through the end of the third quarter of fiscal 2017 and expects to spend approximately $2.0 million in total on improvements upon completion of the renovations. Initial product shipments were received at the new facility on July 27, 2017 as the facility commenced operations.

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

The following segment information is presented for the twelve and thirty-six weeks ended July 7, 2017 and July 8, 2016.

Segment Information
Twelve weeks Ended July 7, 2017	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$10,200	$26,409	$-	$36,609
Cost of products sold	6,429	16,161	-	22,590
Gross margin	3,771	10,248	-	14,019
SG&A	3,348	7,569	-	10,917
Income before taxes	423	2,679	-	3,102

Total assets	$10,552	$46,444	$40,524	$97,520
Additions to PP&E	$156	$1,985	$-	$2,141

Twelve weeks Ended July 8, 2016	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$9,170	$20,722	$-	$29,892
Cost of products sold	5,834	11,885	-	17,719
Gross margin	3,336	8,837	-	12,173
SG&A	3,207	6,655	-	9,862
Income before taxes	129	2,182	-	2,311

Total assets	$10,112	$36,228	$37,788	$84,128
Additions to PP&E	$268	$1,152	$51	$1,471

Thirty-six weeks Ended July 7, 2017	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$32,731	$78,056	$-	$110,787
Cost of products sold	20,510	48,386	-	68,896
Gross margin	12,221	29,670	-	41,891
SG&A	10,309	23,001	-	33,310
Income before taxes	1,912	6,669	-	8,581

Total assets	$10,552	$46,444	$40,524	$97,520
Additions to PP&E	$260	$9,465	$-	$9,725

Thirty-six weeks Ended July 8, 2016	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$31,811	65,382	-	97,193
Cost of products sold	19,927	39,083	-	59,010
Gross margin	11,884	26,299	-	38,183
SG&A	10,145	20,155	-	30,300
Income before taxes	1,739	6,144	-	7,883

Total assets	$10,112	$36,228	$37,788	$84,128
Additions to PP&E	$427	$2,010	$49	$2,486

8 of 23

Note 5 – Income Taxes:

The Company expects its effective tax rate for the 2017 fiscal year to be different from the federal statutory rate due to domestic production activities deductions, non-taxable gains and losses on life insurance policies and state taxes. The effective tax rate for the thirty-six week period ended July 7, 2017 was 31.8% for federal and state taxes. We recorded an income tax provision of $2,733 for the thirty-six week period ended July 7, 2017, related to federal and state taxes, based on the Company’s expected annual effective tax rate.

We recorded an income tax provision of $2,697 for the thirty-six week period ended July 8, 2016, related to federal and state taxes, based on the Company’s expected annual effective tax rate.

As of July 7, 2017, the Company did not have any outstanding federal or state, other than California, net operating loss carryforwards.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years ended on or about October 31, 2013 through 2016. We are subject to income tax in California and various other state taxing jurisdictions. Our California state income tax returns are open to audit under the statute of limitations for the fiscal years ended on or about October 31, 2012 through 2016.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of July 31, 2017 was 3.86% as compared to 3.40% at October 28, 2016. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the thirty-six weeks ended July 7, 2017 and July 8, 2016, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart
	Sales	AR
July 7, 2017	38.7%	48.1%
July 8, 2016	38.3%	45.6%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the thirty-six weeks ended July 7, 2017 or the thirty-six weeks ended July 8, 2016.

10 of 23

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), was signed into law. Requirements of the law include the removal of the lifetime limits on active and retiree medical coverage, expanding dependent coverage to age 26 and elimination of pre-existing conditions that may impact other postretirement benefits costs. In addition, the PPACA includes an excise tax in 2020 on the value of benefits that exceed a pre-defined limit which may require changes in benefit plan levels in order to minimize this additional cost. Finally, the PPACA includes provisions that require employers to offer health benefits to all full time employees (defined as 30 hours per week). The health coverage must meet minimum standards for the actuarial value of the benefits offered and employee affordability. With the recent election and change in administration, the provisions of PPACA may change at some point during 2017. However, we are is compelled to comply with the PPACA as it exists unless and until such provisions change. We cannot anticipate changes at this point in time. Our current plans meet the existing requirements. We will continue to assess the accounting implications of the PPACA and its impact on our financial position and results of operations as more legislative and interpretive guidance becomes available. The potential future effects and cost of complying with the provisions of the PPACA are not determinable at this time.

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

Frozen Food Products Segment

Our Frozen Food Products segment, primarily manufactures and distributes biscuits, bread dough items, roll dough items and shelf stable sandwiches. All items within this segment are considered similar products and have been aggregated at this level. Our frozen food business covers the United States. Products produced by the Frozen Food Products segment are generally supplied to food service and retail distributors who take title to the product upon shipment receipt through company leased long-haul vehicles. In addition to regional sales managers, we maintain a network of independent food service and retail brokers covering most of the United States. Brokers are compensated on a commission basis. We believe that our broker relationships, in close cooperation with our regional sales managers, are a valuable asset providing significant new product and customer opportunities. Regional sales managers perform several significant functions for us, including identifying and developing new business opportunities and providing customer service and support to our distributors and end purchasers through the effective use of our broker network.

11 of 23

Snack Food Products Segment

Our Snack Food Products segment primarily distributes products manufactured by us. All items within this segment are considered similar products and have been aggregated at this level. The dry sausage division includes products such as jerky, meat snacks, sausage and pepperoni products. Our Snack Food Products segment sells approximately 110 different items through a direct store delivery network serving approximately 15,000 supermarkets, mass merchandise and convenience retail stores located in 48 states. These customers are comprised of large retail chains and smaller “independent” operators.

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

Results of Operations for the Twelve Weeks ended July 7, 2017 and July 8, 2016.

Net Sales-Consolidated

Net sales increased by $6,717 (22.5%) to $36,609 in the third twelve week period of the 2017 fiscal year compared to the same twelve week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-4.2	(1,368)
Unit sales volume in pounds	26.0	8,381
Returns activity	0.2	(82)
Promotional activity	0.5	(214)
Increase in net sales	22.5	6,717

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $1,030 (11.2%) to $10,200 in the third twelve week period of the 2017 fiscal year compared to the same twelve week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	0.7	70
Unit sales volume in pounds	11.0	1,134
Returns activity	0.3	25
Promotional activity	-0.8	(199)
Increase in net sales	11.2	1,030

The increase in net sales for the twelve weeks ended July 7, 2017 primarily relates to higher unit sales volume in pounds due to a change in product mix and to a lesser extent higher selling price per pound. Promotional activity increased due to higher volume rebates while returns activity decreased slightly compared to the same twelve week period in the prior year.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, increased by $5,687 (27.4%) to $26,409 in the third twelve week period of the 2017 fiscal year compared to the same twelve week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-6.6	(1,437)
Unit sales volume in pounds	33.1	7,246
Returns activity	0.2	(107)
Promotional activity	0.7	(15)
Increase in net sales	27.4	5,687

Unit volume in pounds increased significantly in the beef products category. The volume of pork-based products was also slightly higher compared to the prior twelve week period. The weighted average selling price per pound decreased compared to the same twelve week period in the prior year primarily as a result of more aggressive pricing on a current year promotion compared to the prior year with a significant customer and pricing pressure in the beef products market. Promotional offers decreased due to the timing of programs with significant customers. Returns activity was slightly lower compared to the same twelve week period in the 2016 fiscal year.

12 of 23

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $4,871 (27.5%) to $22,590 in the third twelve week period of the 2017 fiscal year compared to the same twelve week period in fiscal year 2016. The gross margin decreased from 40.7% to 38.3%.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase (Decrease)
Frozen Food Products Segment	595	3.4	(34)
Snack Food Products Segment	4,276	24.1	289
Total	4,871	27.5	255

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $595 (10.2%) to $6,429 in the third twelve week period of the 2017 fiscal year compared to the same twelve week period in fiscal year 2016. Higher sales volume partially offset by lower flour commodity costs was the primary contributing factor to this increase. Overhead spending increased slightly related to higher pension and workers’ compensation costs. The cost of purchased flour decreased approximately $34 in the third twelve week period of fiscal 2017 compared to the same twelve week period in the prior year.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $4,276 (36.0%) to $16,161 in the third twelve week period of the 2017 fiscal year compared to the same twelve week period in fiscal year 2016 due to a substantial increase in sales volume. Meat commodity costs started to rise during the 2017 period contributing to the increase in cost of products sold. Higher repairs and maintenance and hourly wages impacted the cost of products sold. The cost of significant meat commodities increased approximately $289 in the third twelve week period of fiscal 2017 compared to the same period in the prior year.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $1,055 (10.7%) to $10,917 in the third twelve week period of fiscal year 2017 compared to the same twelve week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	July 7, 2017	July 8, 2016	Increase (Decrease)
Wages and bonuses	$5,139	$3,950	$1,189
Healthcare cost	338	615	(277)
Pension cost	569	354	215
Cash surrender value	(298)	(134)	(164)
Other SG&A	5,169	5,077	92
Total - SG&A	$10,917	$9,862	$1,055

Higher profit sharing accruals resulted in increased wage and bonus expense in the third twelve weeks of the 2017 fiscal year compared to the same period in the prior year. Healthcare benefit expense was more favorable compared to claim trends in the comparative twelve week period in fiscal 2016. The increase in pension costs was due to lower pension discount rates being used to compute the future liability estimate. The cash surrender value of life insurance policies increased substantially due to stock market gains compared to the same twelve week period in fiscal 2016. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher fuel and product advertising partially offset by lower legal expenses and higher rental income.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $141 (4.4%) to $3,348 in the third twelve week period of fiscal year 2017 compared to the same twelve week period in the prior fiscal year. The overall increase in SG&A expenses was due to higher wages and bonus expense as well as increased pension cost.

13 of 23

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $914 (13.7%) to $7,569 in the third twelve week period of fiscal year 2017 compared to the same twelve week period in the prior fiscal year. Most of the increase was due to higher sales, higher expenses related to licensing agreements and sales commissions as well as higher pension and fuel costs.

Income Taxes-Consolidated

Income tax for the twelve weeks ended July 7, 2017 and July 8, 2016, respectively, was as follows:

	July 7, 2017	July 8, 2016
Income tax provision	$1,043	$489

Effective tax rate	33.6%	21.2%

We recorded a tax provision of $1,043 for the twelve week period ended July 7, 2017, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 37.7% primarily due to domestic production activities deductions under Internal Revenue Code (“IRC”) Section 199.

Net Income -Consolidated

The net income of $2,059 in the twelve weeks ended July 7, 2017 includes a non-taxable gain on life insurance policies in the amount of $298. The net income of $1,822 in the twelve weeks ended July 8, 2016 includes a non-taxable gain on life insurance policies in the amount of $134. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

Results of Operations for the Thirty-Six Weeks Ended July 7, 2017 and July 8, 2016.

Net Sales-Consolidated

Net sales increased by $13,594 (14.0%) to $110,787 in the thirty-six week period of the 2017 fiscal year compared to the same thirty-six week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-4.2	(4,398)
Unit sales volume in pounds	17.9	18,785
Returns activity	0.4	114
Promotional activity	-0.1	(907)
Increase in net sales	14.0	13,594

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $920 (2.9%) to $32,731 in the thirty-six week period of the 2017 fiscal year compared to the same thirty-six week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-0.7	(254)
Unit sales volume in pounds	3.4	1,230
Returns activity	0.2	67
Promotional activity	-	(123)
Increase in net sales	2.9	920

The increase in net sales for the thirty-six weeks ended July 7, 2017 primarily relates to higher unit sales volume due to changes in product mix. Lower selling price per pound partially offset the increase in net sales. Returns activity decreased slightly compared to the same thirty-six week period in the prior year and promotional activity remained constant as a percent of sales.

14 of 23

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, increased by $12,674 (19.4%) to $78,056 in the thirty-six week period of the 2017 fiscal year compared to the same thirty-six week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-6.0	(4,143)
Unit sales volume in pounds	25.4	17,555
Returns activity	0.6	46
Promotional activity	-0.6	(784)
Increase in net sales	19.4	12,674

Unit sales volume in pounds increased significantly in the beef products category. The volume of pork-based products was also slightly higher compared to the prior thirty-six week period. The weighted average selling price per pound decreased compared to the same thirty-six week period in the prior year primarily as a result of more aggressive pricing on a current year promotion compared to the prior year with a significant customer and pricing pressure in the beef products market. Returns activity decreased slightly and promotional offers increased compared to the same thirty-six week period in the 2016 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $9,886 (16.8%) to $68,896 in the thirty-six week period of the 2017 fiscal year compared to the same thirty-six week period in fiscal year 2016. The gross margin decreased from 39.3% to 37.8%.

Change in Cost of Products Sold by Segment	$	%	Commodity $ (Decrease)
Frozen Food Products Segment	583	1.0	(102)
Snack Food Products Segment	9,303	15.8	(1,309)
Total	9,886	16.8	(1,411)

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $583 (2.9%) to $20,510 in the thirty-six week period of the 2017 fiscal year compared to the same thirty-six week period in fiscal year 2016. Higher unit sales volume was the primary contributing factor to the increase in cost of products sold partially offset by lower flour commodity costs. Overhead spending increased related to higher workers’ compensation and pension costs. The cost of purchased flour decreased approximately $102 in the thirty-six week period of fiscal 2017 compared to the same thirty-six week period in the prior year.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $9,303 (23.8%) to $48,386 in the thirty-six week period of the 2017 fiscal year compared to the same thirty-six week period in fiscal year 2016 due to a substantial increase in sales volume. The increase in cost of goods sold was partially offset by lower meat commodity costs. Higher freight and utilities costs also impacted the cost of products sold. The cost of significant meat commodities decreased approximately $1,309 in the thirty-six week period of fiscal 2017 compared to the same period in the prior year.

15 of 23

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $3,010 (9.9%) to $33,310 in the thirty-six week period of fiscal year 2017 compared to the same thirty-six week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	36 weeks ended		Expense Increase
	July 7, 2017	July 8, 2016	(Decrease)
Wages and bonuses	$14,693	$12,451	$2,242
Cash surrender value	(727)	(50)	(677)
Pension cost	1,695	1,056	639
Product advertising	3,359	2,860	499
Healthcare cost	1,295	1,525	(230)
Workers’ compensation cost	219	(8)	227
Provision for doubtful accounts	26	(128)	154
Other SG&A	12,750	12,594	156
Total - SG&A	$33,310	$30,300	$3,010

Higher profit sharing accruals resulted in increased wage and bonus expense in the thirty-six weeks of the 2017 fiscal year compared to the same period in the prior year. The cash surrender value of life insurance policies increased substantially due to stock market gains compared to the same thirty-six week period in fiscal 2016. The increase in pension costs was due to lower pension discount rates being used to compute the future liability estimate. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the second and third quarters of fiscal 2017. Healthcare benefit expense was more favorable compared to claim trends in the comparative thirty-six week period in fiscal 2016. Workers’ compensation costs increased due to a change in accounting estimate that occurred in the comparative quarter and did not reoccur in the current quarter. The provision for doubtful accounts increased as a direct result of an increase in accounts receivable due to higher sales and extended terms to customers. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher outside consulting fees compared to the prior year period partially offset by lower legal expenses.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $164 (1.6%) to $10,309 in the thirty-six week period of fiscal year 2017 compared to the same thirty-six week period in the prior fiscal year. The overall increase in SG&A expenses was due to higher wages and bonuses, pension costs and product advertising expenses.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $2,846 (14.1%) to $23,001 in the thirty-six week period of fiscal year 2017 compared to the same thirty-six week period in the prior fiscal year. Most of the increase was due to higher sales, higher expense related to licensing agreements, and higher workers’ compensation and pension costs partially offset by higher allocated gains on life insurance.

Income Taxes-Consolidated

Income tax for the thirty-six weeks ended July 7, 2017 and July 8, 2016, respectively, was as follows:

	July 7, 2017	July 8, 2016
Income tax provision	$2,733	$2,697

Effective tax rate	31.8%	34.2%

We recorded a tax provision of $2,733 for the thirty-six week period ended July 7, 2017, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 37.7% primarily due to domestic production activities deductions under IRC Section 199.

16 of 23

Net Income -Consolidated

The net income of $5,848 in the thirty-six weeks ended July 7, 2017 includes a non-taxable gain on life insurance policies in the amount of $727. The net income of $5,186 in the thirty-six weeks ended July 8, 2016 includes a non-taxable loss on life insurance policies in the amount of $50. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

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

Cash flows from operating activities for the thirty-six weeks ended:

	July 7, 2017	July 8, 2016
Net income	$5,848	$5,186

Income or charges not affecting cash and cash equivalents:
Depreciation	2,130	2,040
Provision for losses on (recovery on) accounts receivable	26	(128)
(Reduction in) provision for promotional allowances	(166)	367
(Gain) loss on sale of property, plant and equipment	(52)	3

Changes in operating assets and liabilities:
Changes in operating working capital	5,652	1,584
Net cash provided by operating activities	$13,438	$9,052

For the thirty-six weeks ended July 7, 2017, net cash provided by operating activities was $13,438, $4,386 more cash provided than during the same period in fiscal 2016. The net increase in cash provided by operating activities primarily related to net income of $5,848, and and a reduction in inventory due to the timing of programs with large customers partially offset by estimated tax payments of $2,579. During the thirty-six week period ended July 7, 2017 we funded $601 towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements. The Company did not borrow against the line of credit with Wells Fargo during the thirty-six weeks ended July 7, 2017.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 71 days for the thirty-six week period ended July 7, 2017. The cash conversion cycle was similar to last year due to extended payment terms with significant customers.

For the thirty-six weeks ended July 8, 2016, net cash provided by operating activities was $9,052 primarily due to net income of $5,186 and an increase in non-current liabilities partially offset by estimated income tax payments of $1,589. During the thirty-six week period ended July 8, 2016 we funded $601 towards our defined benefit pension plan.

Cash used in investing activities for the thirty-six weeks ended:

	July 7, 2017	July 8, 2016
Proceeds from sale of property, plant and equipment	$52	$15
Additions to property, plant and equipment	(9,725)	(2,486)
Net cash used in investing activities	$(9,673)	$(2,471)

Expenditures for additions to property, plant and equipment include the acquisition of a new building and land in Chicago, Illinois, in the amount of $5.6 million, improvements to the new building and land in the amount of $1.8 million, other new equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. In general, we capitalize the cost of additions and improvements and expense the cost for repairs and maintenance. The Company may also capitalize costs related to improvements that extend the life, increase the capacity, or improve the efficiency of existing machinery and equipment. Specifically, capitalization of upgrades of facilities to maintain operating efficiency include acquisitions of machinery and equipment used on packaging lines and refrigeration equipment used to process food products.

17 of 23

The table below highlights additions to property, plant and equipment for the thirty-six weeks ended:

	July 7, 2017	July 8, 2016
Changes in projects in process	$6,554	$644
Building improvements	101	254
Direct store delivery and sales vehicles	775	911
Packaging lines	1,020	270
Computer software and hardware	352	4
Processing equipment	866	364
Forklifts	11	39
Quality control	4	-
Temperature control	42	-
Additions to property, plant and equipment	$9,725	$2,486

Cash used in financing activities for the thirty-six weeks ended:

	July 7, 2017	July 8, 2016
Shares repurchased	$-	$(40)
Payment of capital lease obligations	(91)	(97)
Net cash used in financing activities	$(91)	$(137)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of July 7, 2017, 120,113 shares were still authorized for repurchase under the program.

We invested in OTR (over-the-road) tractors financed by a capital lease obligation in the amount of $1,060 during fiscal 2012. The total capital lease obligation remaining as of July 7, 2017 is $462. The capital lease arrangement replaced the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2018. The line of credit was expanded during the first quarter of fiscal 2017. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or Libor plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $5,000. The Company was in violation of the capital expenditure covenant which was subsequently waived by letter dated July 31, 2017. The Company was in compliance with all other covenants as of July 7, 2017. There have been no borrowings under this line of credit during fiscal 2017.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for the remainder of fiscal 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents steps for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

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

18 of 23

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits”. The guidance separates service cost from other pension cost components changing the presentation of net periodic benefit cost related to company sponsored defined benefit or other postretirement benefits. The guidance becomes effective for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating this guidance and its impact on its results of operations or financial position.

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 7, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

20 of 23

Part II. Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report on Form 10-K as amended for the fiscal year ended October 28, 2016 should be considered with the information provided elsewhere in this Quarterly Report on Form 10-Q, which could materially adversely affect our business, financial condition or results of operations. There have been no material changes to the risk factors as previously disclosed in such Annual Report on Form 10-K as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold or repurchased any equity securities during the period covered by this Report.

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve week period ended July 7, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 15, 2017 – May 12, 2017	-	$-	-	120,113
May 13, 2017 – June 9, 2017	-	-	-	120,113
June 10, 2017 - July 7, 2017	-	-	-	120,113
Total	-	$-	-

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended July 7, 2017.

(2)	All repurchases reflected in the foregoing table were made on the open market. Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005). Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”). Commencing on October 15, 2016 and continuing through and including October 14, 2017, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan. This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased. As of July 7, 2017, the total maximum number of shares that may be purchased under the Purchase Plan is 120,113 at a purchase price not to exceed $10.00 per share at a total maximum aggregate price (exclusive of commission) of $1,201,130.

Item 5. Other Information

The Company purchased an existing facility in the Chicago area for approximately $5.6 million cash on March 23, 2017.  The Company has spent approximately $1.8 million on building improvements through the end of the third quarter of fiscal 2017 and expects to spend close to $2.0 million in total on improvements upon completion. The first shipments were received at the new facility on July 27, 2017.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: August 18, 2017	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

23 of 23