Form 10-K
period 2017-11-03
BRIDGFORD FOODS CORP
filed 2018-01-12
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 3, 2017

Commission file number: 000-02396

BRIDGFORD FOODS CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-1778176
(State of	(I.R.S. Employer
incorporation)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on April 14, 2017 was $19,081,000.

As of January 12, 2018, there were 9,076,832 shares of common stock outstanding.

Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held March 14, 2018 (the “Proxy Statement”) are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Description of Business

Bridgford Foods Corporation currently operates in two business segments - the processing and distribution of frozen products and the processing and distribution of snack food products. For information regarding the separate financial performance of the business segments refer to Note 7 of the Notes to Consolidated Financial Statements included in this Report.

The following table shows sales, as a percentage of consolidated sales, for each business segment during the last two fiscal years:

	2017	2016
Frozen Food Products	29%	33%
Snack Food Products	71%	67%
	100%	100%

We manufacture nearly all of our food products and distribute an extensive line of biscuits, bread dough items, roll dough items, dry sausage products and beef jerky. Our direct store delivery network consists of non-refrigerated snack food products. Our frozen food products division serves both food service and retail customers.

Although we have recently introduced several new products, most of these products have not contributed significantly to our revenue growth for the fiscal year 2017. Our sales are not subject to material seasonal variations. Historically we have been able to respond quickly to the receipt of orders and, accordingly, do not maintain a significant sales backlog. Neither Bridgford Foods Corporation nor its industry generally has unusual demands or restrictions on working capital items. During the last fiscal year we did not enter into any new markets or any significant contractual or other material relationships.

Availability of SEC Filings and Code of Conduct on Internet Website

We maintain an Internet website at www.bridgford.com. Available on this website, free of charge, are annual reports on Form 10-K, quarterly reports on Form 10-Q, and reports filed under Section 16 of the Securities Exchange Act of 1934 which we file with the Securities and Exchange Commission. Our Code of Conduct is also available on the website.

Product Distribution Methods

Our products are delivered to customers using several distinct distribution channels. The distribution channel utilized is dependent upon the needs of our customers, the most efficient proximity to the delivery point, trade customs, and operating segment as well as product type, life and stability. Among our customers are many of the country’s largest broadline and specialty food service distributors. These and other large end purchasers occasionally go through extensive qualification procedures and our manufacturing capabilities are subjected to thorough review by the end purchasers prior to our approval as a vendor. Large end purchasers typically select suppliers that can consistently meet increased volume requirements on a national basis during peak promotional periods. We believe that our manufacturing flexibility, national presence, and long-standing customer relationships should allow us to compete effectively with other manufacturers seeking to provide similar products to our current large food service end purchasers, although no assurances can be given.

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

Snack Food Products

During fiscal year 2017, our snack food products division sold approximately 120 different items through customer-owned distribution centers and a direct store delivery network serving approximately 17,000 supermarkets, mass merchandise and convenience retail stores located in 49 states.

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

Importance of Key Customers

Sales to Wal-Mart® comprised 37.7% of revenues in fiscal year 2017 and 36.9% of total accounts receivable was due from Wal-Mart® as of November 3, 2017. Sales to Wal-Mart® comprised 34.8% of revenues in fiscal year 2016 and 35.6% of total accounts receivable was due from Wal-Mart® as of October 28, 2016.

Sources and Availability of Raw Materials

We purchase large quantities of pork, beef, and flour. These ingredients are generally available from a number of different suppliers although the availability of these ingredients is subject to seasonal variation. We build ingredient inventories to take advantage of downward trends in seasonal prices or anticipated supply limitations.

Most flour purchases are made at market price without contracts. We also purchase bulk flour under short-term fixed price contracts at current market prices. The contracts are usually effective for a month or less and are not material to our operations. These contracts are settled within a month’s time and no significant contracts remain open at the close of the reporting period. We monitor and manage our ingredient costs to help negate volatile daily swings in market prices when possible. We do not participate in the commodity futures market or hedging to limit commodity exposure.

Employees

We had 544 employees as of November 3, 2017, approximately 39% of whose employment relationship is governed by collective bargaining agreements. These agreements currently expire between August 2017 (in negotiation) and March 2022. We believe that our relationship with all of our employees is favorable and contracts will be settled favorably.

Executive Officers of the Registrant

The names, ages, and positions of all our executive officers as of January 12, 2018 are listed below. Messrs. Hugh Wm. Bridgford and Allan L. Bridgford are brothers. William L. Bridgford is the son of Hugh Wm. Bridgford and the nephew of Allan L. Bridgford. Officers are normally appointed annually by the Board of Directors at their meeting immediately following the annual meeting of shareholders. Three executive officers are full-time employees of our company. Hugh Wm. Bridgford worked 40% of full time and Allan L. Bridgford worked 50% of full time during fiscal year 2017.

Name	Age	Position(s) with our company
Allan L. Bridgford	82	Vice President and member of the Executive Committee
Hugh Wm. Bridgford	86	Vice President and Chairman of the Executive Committee
William L. Bridgford	63	Chairman and member of the Executive Committee
John V. Simmons	62	President and member of the Executive Committee
Raymond F. Lancy	64	Chief Financial Officer, Executive Vice President, Treasurer and member of the Executive Committee

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

We purchase large quantities of commodity pork, beef and flour. Historically, market prices for products we process have fluctuated in response to a number of factors, including changes in the United States government farm support programs, changes in international agricultural and trading policies, weather, and other conditions during the growing and harvesting seasons. Our operating results are heavily dependent upon the prices paid for raw materials. The marketing of our value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. While fluctuations in significant cost structure components, such as ingredient commodities and fuel prices, have had a significant impact on profitability over the last three years, the impact of general price inflation on our financial position and results of operations has not been significant. Future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

We are subject to extensive government regulations and a failure to comply with such regulations could negatively impact our financial results.

Our operations are subject to extensive inspection and regulation by the USDA, FDA and by other federal, state, and local authorities regarding the processing, packaging, storage, transportation, distribution, and labeling of products that are manufactured, produced and processed by us. Our processing facilities and products are subject to continuous inspection by the USDA and/or other federal, state, and local authorities. The USDA has issued strict regulations concerning the control of listeria monocytogenes in ready-to-eat meat and poultry products and contamination by food borne pathogens such as E. coli and salmonella, and implemented a system of regulation known as the HACCP program. The HACCP program requires all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements. OSHA oversees safety compliance and establishes certain employer responsibilities to help “assure safe and healthful working conditions” and keep the workplace free of recognized hazards or practices likely to cause death or serious injury. We believe that we are currently in compliance with governmental laws and regulations and that we maintain necessary permits and licenses relating to our operations.

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

We could suffer significant reductions in revenues and operating income if we lost one or more of our largest customers, including Wal-Mart®, which accounted for 37.7% of sales in fiscal year 2017. Many of our customers, such as supermarkets, warehouse clubs, and food distributors have consolidated in recent years. Such consolidation has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories while demanding lower pricing and increased promotional programs. These customers also may use their shelf space for their own private label products. Failure to respond to these trends could reduce our volume and cause us to lower prices or increase promotional spending for our product lines which could adversely affect our profitability.

With more than 80% of our stock beneficially owned by the Bridgford family, there are risks that they can exert significant influence or control over our corporate matters.

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

We own real property on which we operate our processing and/or our distribution operations. As is the case with any owner of real property, we may be subject to eminent domain proceedings that can impact the value of investments we have made in real property as well as potentially disrupt our business operations. If subject to eminent domain proceedings or other government takings, we may not be adequately compensated.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own the following properties:

Property Location	Building Square Footage	Acreage
Anaheim, California *	100,000	5.0
Dallas, Texas *	94,000	4.0
Dallas, Texas *	30,000	2.0
Dallas, Texas *	16,000	1.0
Dallas, Texas *	3,200	1.5
Statesville, North Carolina *	42,000	8.0
Chicago, Illinois **	156,000	1.5
Chicago, Illinois **	177,000	8.0

*	- property used by Frozen Food Products Segment

**	- property used by Snack Food Products Segment

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

Item 3. Legal Proceedings

No material legal proceedings were pending against us as of November 3, 2017 or as of the date of filing of this Report. We are likely to be subject to claims arising from time to time in the ordinary course of our business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on us. Any adverse litigation trends and outcomes could significantly and negatively affect our financial results.

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

Fiscal Year 2017	High	Low	Cash Dividends Paid
First Quarter	$13.11	$10.50	$0.00
Second Quarter	$12.45	$10.90	$0.00
Third Quarter	$16.50	$11.40	$0.00
Fourth Quarter	$13.10	$11.16	$0.00

Fiscal Year 2016	High	Low	Cash Dividends Paid
First Quarter	$10.75	$8.55	$0.00
Second Quarter	$13.46	$8.55	$0.00
Third Quarter	$13.71	$12.02	$0.00
Fourth Quarter	$15.72	$11.01	$0.00

On January 11, 2018, the closing sale price for our common stock on the Nasdaq Global Market was $12.78 per share. As of January 11, 2018, there were 810 shareholders of record in our common stock.

The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon future earnings, financial requirements, and other factors.

Unregistered Sales of Equity Securities

During the period covered by this Report, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities by the Issuer

During fiscal year 2017, we did not repurchase any shares of our common stock pursuant to our repurchase plan previously authorized by the Board of Directors. The following table provides information regarding our repurchases of common stock in each of the four periods comprising the fourth quarter of fiscal year 2017.

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 7, 2017 – August 4, 2017	-	$-	-	120,113
August 5, 2017 – September 1, 2017	-	-	-	120,113
September 2, 2017 – September 29, 2017	-	-	-	120,113
September 30, 2017 – November 3, 2017	-	-	-	120,113
Total	-	$-	-

(1)	The periods shown are our fiscal periods during the seventeen-week quarter ended November 3, 2017.

(2)	All repurchases reflected in the foregoing table were made on the open market. Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005). Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. Our Stock Purchase Plan (“the Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”). Commencing on October 27, 2017 and continuing through and including October 14, 2018, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan. This Purchase Plan supplements any purchases of stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased. As of November 3, 2017, the total maximum number of shares that may be purchased under the Purchase Plan is 120,113 at a purchase price not to exceed $10.00 per share for a total maximum aggregate price (exclusive of commission) of $1,201,130.

Item 6. Selected Financial Data

Not applicable for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in this Report.

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

Results of Operations (in thousands except percentages)

Fiscal Year Ended November 3, 2017 (53 weeks) Compared to Fiscal Year Ended October 28, 2016 (52 weeks)

Net Sales-Consolidated

Net sales in fiscal year 2017 increased $27,160 (19.4%) when compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-4.7	(7,095)
Unit sales volume in pounds	23.1	34,975
Returns activity	0.3	(8)
Promotional activity	0.7	(712)
Increase in net sales	19.4	27,160

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment in fiscal year 2017 increased $2,492 (5.3%) compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-1.4	(717)
Unit sales volume in pounds	5.8	3,053
Returns activity	0.2	83
Promotional activity	0.7	73
Increase in net sales	5.3	2,492

The increase in net sales in fiscal year 2017 was attributable to higher sales volumes due to changes in product mix including an increase in shelf-stable bread products. Selling prices per pound decreased compared to the prior fiscal year. Returns activity decreased and promotional activity was lower as a percent of sales due to decreased bid price and menu allowances offered compared to fiscal year 2016.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment in fiscal year 2017 increased $24,668 (26.4%) compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-6.4	(6,378)
Unit sales volume in pounds	32.1	31,922
Returns activity	0.6	(91)
Promotional activity	0.1	(785)
Increase in net sales	26.4	24,668

The increase in net sales in fiscal year 2017 was attributable to higher unit sales volume in pounds compared to fiscal year 2016. Volume in the beef products category increased significantly with strong increases in pepperoni, jerky and shelf stable meat products also contributing to the volume increase. Offsetting the volume increases, sales prices per pound declined due primarily to changes in distribution channel mix, with higher product volumes being sold into more discounted channels. Promotional and returns activity were both lower as a percent of sales than the prior fiscal year due to more limited promotional offers on warehouse shipments compared to the prior fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations increased by $20,787 (24.5%) compared to the prior fiscal year. Higher unit sales volume in the Snack Food Products segment was the primary contributing factor to the increase in cost of products sold. Overhead spending increased due to significant increases in workers’ compensation, retroactive pay under union contracts, utilities, property taxes and hourly wages. Decreases in meat commodity costs year to date partially offset the increase in cost of products sold as described in the segment analysis below. The gross margin decreased from 39.4% to 36.8% during fiscal year 2017 compared to the prior fiscal year.

Change in Cost of Products Sold by Segment	$	%	Commodity $ (Decrease) Increase
Frozen Food Products Segment	906	1.1	(21)
Snack Food Products Segment	19,881	23.4	(266)
Total	20,787	24.5	(287)

Cost of Products Sold and Gross Margin–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $906 (3.1%) to $30,177 in fiscal year 2017 compared to the prior fiscal year. Higher unit volume partially offset by lower flour commodity costs of approximately $21 were the primary contributing factors to this increase. The gross margin percentage increased from 37.2% to 38.5% during fiscal year 2017 compared to the prior fiscal year.

Cost of Products Sold and Gross Margin–Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $19,881 (35.8%) compared to the prior fiscal year due primarily to higher sales volume which was partially offset by lower meat commodity costs. The cost of meat commodities decreased approximately $266 during fiscal year 2017 compared to the prior fiscal year. The gross margin earned in this segment decreased from 40.5% to 36.1% during fiscal year 2017 primarily as a result of lower per pound selling prices.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) in fiscal year 2017 increased $4,381 (9.9%) when compared to the prior fiscal year. The increase in this category did not directly correspond to the change in sales.

The table below summarizes the primary expense variances in this category:

	November 3, 2017 (53 Weeks)	October 28, 2016 (52 Weeks)	Expense Increase (Decrease)
Wages and bonus	$22,248	$18,617	$3,631
Cash surrender value	(1,351)	(109)	(1,242)
Product advertising	5,165	4,318	847
Pension	1,969	1,668	301
Healthcare	1,706	1,919	(213)
Outside storage	671	884	(213)
Fuel	1,382	1,187	195
Reserve for doubtful accounts	26	(166)	192
Other SG&A	16,942	16,059	883
Total - SG&A	48,758	44,377	4,381

Higher profits and profit sharing accruals resulted in increased wages and bonus in fiscal year 2017 compared to the prior year. The cash surrender value of life insurance policies increased substantially due to stock market gains compared to fiscal 2016. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during fiscal 2017. The increase in pension costs was due to lower pension discount rates being used to compute future liability estimates. Healthcare benefit expense was more favorable compared to claim trends in fiscal 2016. Outside storage costs declined due to acquisition of a new facility currently being used to warehouse products prior to shipment. The increase in fuel expense was driven by per gallon fuel price increases compared to the prior fiscal year as a result of higher cost trends in petroleum markets. The reserve for doubtful accounts increased as a direct result of an increase in accounts receivable due to higher sales and extended terms to customers. The major components comprising the increase of “Other SG&A” expenses were higher workers’ compensation costs, vehicle and general repairs and maintenance.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $229 (1.6%) to $14,706 during fiscal year 2017 compared to the prior fiscal year. The overall increase in SG&A expenses was due to higher wages and bonuses, pension costs and product advertising expenses.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $4,152 (13.9%) to $34,052 during fiscal year 2017 compared to the prior fiscal year. Most of the increase was due to higher sales, higher expense related to licensing agreements, and higher workers’ compensation and pension costs partially offset by higher allocated gains on life insurance.

Income Taxes

The effective income tax rate was 31.6% and 28.3% in fiscal years 2017 and 2016, respectively. In fiscal year 2017, the effective income tax rate differed from the applicable mixed statutory rate of approximately 37.7% primarily due to the Domestic Production Activities Deduction and a change in the liability on unrecognized benefits related to research and development tax credits (refer to Note 4 of Notes to the Consolidated Financial Statements for more information).

Liquidity and Capital Resources (in thousands except share amounts)

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver to customers. The Company did not borrow on the line of credit with Wells Fargo Bank, N.A. during fiscal 2017. There were no borrowings outstanding under this line of credit as of November 3, 2017. The Company was in compliance with all loan covenants except the capital expenditure maximum which was subsequently waived in a letter dated December 22, 2017. We typically fund our operations from cash balances and cash flow generated from operations. We normally expect positive operating cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales. We typically build inventories in the third quarter for anticipated promotional sales that occur in the fourth and first quarters. Anticipated commodity price trends may also affect cash balances. Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing or to meet customer demand.

Cash flows from operating activities:

	November 3, 2017 (53 Weeks)	October 28, 2016 (52 Weeks)

Net income	$8,829	$7,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,366	3,043
Provision (recovery) for losses on accounts receivable	26	(166)
Provision for promotional allowances	(266)	790
Loss (gain) on sale of property, plant and equipment	(58)	3
Deferred income taxes, net	(490)	(1,034)
Changes in operating working capital	5,362	(5,879)
Net cash provided by operating activities	$16,769	$4,527

For the fifty-three weeks ended November 3, 2017, net cash provided by operating activities was $16,769, an increase of $12,242 compared to the fifty-two weeks ended October 28, 2016. The net increase in cash provided by operating activities primarily related to net income of $8,829 and a reduction in inventory of $1,065 partially offset by estimated income tax payments of $4,365. During fiscal year 2017, we funded $1,150 towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 73 days for the fifty-three weeks ended November 3, 2017 and 89 days for the fifty-two weeks ended October 28, 2016. The Company increased payment terms to certain large customers during fiscal year 2016 which increased the prior fiscal year’s cash conversion cycle.

For the fifty-two weeks ended October 28, 2016, net cash provided by operating activities was $4,527. This result was primarily related to net income. During fiscal year 2016, we funded $1,150 towards our defined benefit pension plan.

Cash used in investing activities:

	November 3, 2017 (53 Weeks)	October 28, 2016 (52 Weeks)
Proceeds from sale of property, plant and equipment	$58	$24
Additions to property, plant and equipment	(11,574)	(3,265)
Net cash used in investing activities	$(11,516)	$(3,241)

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

The Company purchased an existing facility in the Chicago area for approximately $5.6 million cash on March 23, 2017. The Company has spent approximately $1.9 million on building improvements through the end of fiscal 2017. Initial product shipments were received at the new facility on July 27, 2017 as the facility commenced operations.

The table below highlights the additions to property, plant and equipment for the fifty-three and fifty-two weeks ended:

	November 3, 2017 (53 Weeks)	October 28, 2016 (52 Weeks)
Land	$2,051	$-
Building	3,975	-
Building improvements	1,533	267
Leasehold improvements	42	-
Temperature control	786	-
Processing equipment	1,031	550
Packaging lines	1,020	270
Vehicles for sales and/or delivery	1,081	1,273
Quality control and communication systems	121	-
Computer software and hardware	352	254
Forklifts	47	39
Change in projects in process	(465)	612
Additions to property, plant and equipment	$11,574	$3,265

Cash used in financing activities:
	November 3, 2017 (53 Weeks)	October 28, 2016 (52 Weeks)
Shares repurchased	$-	$(40)
Payments of capital lease obligations	(129)	(103)
Net cash used in financing activities	$(129)	$(143)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of the end of fiscal year 2017, 120,113 shares were still authorized for repurchase under the program.

We invested in OTR (over-the-road) tractors during fiscal year 2012 financed by a capital lease obligation in the amount of $1,848. The total capital lease obligation remaining as of November 3, 2017 is $424. The capital lease arrangement replaced the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2018. The line of credit was expanded during the first quarter of fiscal 2017. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or Libor plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $5,000. The Company was in violation of the capital expenditure covenant which was subsequently waived by letter dated December 22, 2017. The Company was in compliance with all other covenants as of November 3, 2017. There have been no borrowings under this line of credit during fiscal 2017.

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

Management is of the opinion that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for fiscal year 2018.

Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

We have remained free of interest bearing debt (excluding capital leases) for twenty-eight of the last twenty-nine years (with fiscal year 2014 being the only exception) and had no other debt or other contractual obligations within the meaning of Item 303(a)(5) of Regulation S-K, as of November 3, 2017.

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

Not applicable a smaller reporting company.

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements required by this Item are set forth in Part IV Item 15 of this Report.

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

Section 404 of the Sarbanes-Oxley Act of 2002

In order to comply with the Sarbanes-Oxley Act of 2002, we have undertaken and continue a comprehensive effort, which includes the documentation and review of our internal controls. In order to comply with the Sarbanes-Oxley Act, we centralized most accounting and many administrative functions at our corporate headquarters in an effort to control the cost of maintaining our control systems.

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

Management assessed the effectiveness of our internal control over financial reporting for our fiscal year ended November 3, 2017. Based on management’s assessment and the above-referenced criteria, management believes that the internal control over financial reporting for our fiscal year ended November 3, 2017 was effective.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended November 3, 2017, and is incorporated herein by reference. Information concerning our executive officers is set forth in Part I, Item 1 of this Report under the heading “Executive Officers of the Registrant”.

Item 11. Executive Compensation

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended November 3, 2017, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended November 3, 2017, and is incorporated herein by reference.

Equity Compensation Plan Information

Not applicable, as we do not have any compensation plans under which our equity securities are authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended November 3, 2017, and is incorporated herein by reference.

We are considered a “controlled company” within the meaning of Rule 5615(c)(1) of the NASDAQ Listing Rules based on the approximate 80% beneficial ownership of our outstanding common stock by Bridgford Industries Incorporated and are therefore exempted from various NASDAQ Listing Rules pertaining to certain “independence” requirements of our directors. Nevertheless, the Board of Directors has determined that Messrs. Andrews, Scott and Zippwald who together comprise the Audit Committee, are all “independent directors” within the meaning of Rule 5605 of the NASDAQ Listing Rules.

Our general legal counsel is the son of the former senior chairman of the Board of Directors. As legal counsel to the board, he currently is paid a fee of $2,100 for each meeting attended. Total fees paid under this arrangement for fiscal year 2017 were approximately $22,900. Legal services are performed on our behalf and billed by a firm in which he is a partner. Total fees billed under this arrangement for fiscal year 2016 were approximately $131,000.

Director Allan Bridgford Jr., son of the former senior chairman of the Board of Directors, is providing consulting services to the Chicago plant and management. The contract on behalf of the Company with Allan Bridgford Jr. is for consulting services at $1,200 per day. Total fees billed under this arrangement for fiscal year 2017 were approximately $250,200. As a member of the Board of Directors, he was paid a fee of $2,100 for each meeting attended during fiscal year 2017. Total fees paid under this arrangement for fiscal year 2017 were $25,000. Under an arrangement with Allan Bridgford Jr., we accrued approximately $1,033,000 of profit sharing based on fiscal year 2017 profitability to be paid out in three installments equally over the next three years.

Real estate consultant and Board member Keith Ross currently provides consulting services to the Board and management. He was paid a fee of $2,100 for each Board meeting attended during fiscal year 2017 for a total of $17,700 during fiscal year 2017. Total fees paid during fiscal year 2017 for consulting services were $324,000.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended November 3, 2017, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements . The following documents are filed as a part of this Report:

(2) Financial Statement Schedules

Not applicable for a smaller reporting company.

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

Date: January 12, 2018

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

Signature	Title	Date

/s/ WILLIAM L. BRIDGFORD	Chairman of the Board	January 12, 2018
William L. Bridgford	(Principal Executive Officer)

/s/ JOHN V. SIMMONS	President & Director	January 12, 2018
John V. Simmons

/s/ RAYMOND F. LANCY	Chief Financial Officer, Executive Vice President, Treasurer & Director	January 12, 2018
Raymond F. Lancy	(Principal Financial and Accounting Officer)

/s/ BRUCE H. BRIDGFORD	Director	January 12, 2018
Bruce H. Bridgford

/s/ TODD C. ANDREWS	Director	January 12, 2018
Todd C. Andrews

/s/ ALLAN BRIDGFORD JR.	Director	January 12, 2018
Allan Bridgford Jr.

/s/ D. GREGORY SCOTT	Director	January 12, 2018
D. Gregory Scott

/s/ KEITH A. ROSS	Director	January 12, 2018
Keith A. Ross

/s/ PAUL R. ZIPPWALD	Director	January 12, 2018
Paul R. Zippwald

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Bridgford Foods Corporation

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation (the “Company”) as of November 3, 2017 and October 28, 2016 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridgford Foods Corporation as of November 3, 2017 and October 28, 2016 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Squar Milner LLP
Newport Beach, California
January 12, 2018

BRIDGFORD FOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

November 3, 2017 and October 28, 2016

(in thousands, except per share amounts)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$12,109	$6,985
Accounts receivable, less allowance for doubtful accounts of $30 and $17, respectively and promotional allowances of $2,537 and $2,271, respectively	19,148	16,582
Inventories, less reserves of $358, and $308, respectively	23,016	24,081
Prepaid expenses	1,550	937
Total current assets	55,823	48,585

Property, plant and equipment, net of accumulated depreciation and amortization of $63,722 and $62,330, respectively	18,571	10,362
Other non-current assets	13,111	13,775
Deferred income taxes	10,040	14,532
Total assets	$97,545	$87,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,365	$4,085
Accrued payroll, advertising and other expenses	4,555	4,089
Income taxes payable	216	130
Current portion of non-current liabilities	6,108	3,918
Total current liabilities	16,244	12,222

Non-current liabilities	25,263	36,123
Total liabilities	41,507	48,345

Contingencies and commitments (Notes 3, 5 and 6)

Shareholders’ equity:
Preferred stock, without par value; Authorized, - 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; Authorized, - 20,000 shares; issued and outstanding – 9,076 and 9,076	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	56,902	48,073
Accumulated other comprehensive loss	(18,296)	(26,596)
Total shareholders’ equity	56,038	38,909
Total liabilities and shareholders’ equity	$97,545	$87,254

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended November 3, 2017 and October 28, 2016

(in thousands, except share and per share amounts)

	November 3, 2017	October 28, 2016
	(53 Weeks)	(52 Weeks)

Net sales	$167,223	$140,063

Cost of products sold	105,637	84,850

Gross margin	61,586	55,213

Selling, general and administrative expenses	48,758	44,377

Income before taxes	12,828	10,836

Provision for income taxes	3,999	3,066

Net income	$8,829	$7,770

Basic earnings per share	$0.97	$0.86

Shares used to compute basic earnings per share	9,076,832	9,077,606

See accompanying notes to consolidated financial statements

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the fiscal years ended November 3, 2017 and October 28, 2016

(in thousands)

	November 3, 2017	October 28, 2016
	(53 Weeks)	(52 Weeks)
Net income	$8,829	$7,770
Other comprehensive income (loss) from defined benefit plans	12,832	(7,419)
Other postretirement benefit plans:
Actuarial gain (loss)	641	(103)
Prior service (benefit) cost	(190)	202
Other comprehensive income from other postretirement benefit plans, net	451	99

Other comprehensive income (loss), before taxes	13,283	(7,320)

Tax (expense) benefit on other comprehensive income/loss	(4,983)	2,854

Change in other comprehensive income (loss), net of tax	8,300	(4,466)

Comprehensive income, net of tax	$17,129	$3,304

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the fiscal years ended November 3, 2017 and October 28, 2016

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 30, 2015	9,080	$9,138	$8,334	$40,303	$(22,130)	$35,645
Shares repurchased and retired	(4)	(4)	(36)			(40)
Net income				7,770		7,770
Net change in defined benefit plans and other benefit plans					(4,466)	(4,466)
Balance, October 28, 2016	9,076	$9,134	$8,298	$48,073	$(26,596)	$38,909
Shares repurchased and retired
Net income				8,829		8,829
Net change in defined benefit plans and other benefit plans					8,300	8,300
Balance, November 3, 2017	9,076	$9,134	$8,298	$56,902	$(18,296)	$56,038

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended November 3, 2017 and October 28, 2016

(in thousands)

	November 3, 2017	October 28, 2016
	(53 Weeks)	(52 Weeks)

Cash flows from operating activities:
Net income	$8,829	$7,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,366	3,043
Provision (recovery) for losses on accounts receivable	26	(166)
Provision for promotional allowances	(266)	790
Loss (gain) on sale of property, plant and equipment	(58)	3
Deferred income taxes, net	(490)	(1,034)
Tax valuation allowance	(77)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,326)	(2,587)
Inventories	1,065	(4,104)
Prepaid expenses	(613)	(556)
Refundable income taxes	(703)	(62)
Other non-current assets	1,443	(109)
Accounts payable	1,280	(2,002)
Accrued payroll, advertising and other expenses	466	(1,114)
Income taxes payable	85	34
Current portion of non-current liabilities	1,916	1,105
Non-current liabilities	2,826	3,516
Net cash provided by operating activities	16,769	4,527
Cash used in investing activities:
Proceeds from sale of property, plant and equipment	58	24
Additions to property, plant and equipment	(11,574)	(3,265)
Net cash used in investing activities	(11,516)	(3,241)
Cash used in financing activities:
Shares repurchased	-	(40)
Payment of capital lease obligations	(129)	(103)
Net cash used in financing activities	(129)	(143)
Net increase in cash and cash equivalents	5,124	1,143

Cash and cash equivalents at beginning of year	6,985	5,842
Cash and cash equivalents at end of year	$12,109	$6,985

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,365	$4,267
Transportation equipment returned originally financed by capital lease obligation	$-	$(132)

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

Subsequent events

Management has evaluated events subsequent to November 3, 2017 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act which reforms U.S. Tax legislation and related laws. One of the provisions of the new tax law reduces the company’s U.S. federal corporate income tax rate from the current 34% to 21%. This legislation was enacted after the close of our 2017 fiscal year end. The Company’s effective tax rate for the fifty-three weeks ended November 3, 2017 does not include the impact of the Tax Cut and Jobs Act. Our deferred tax assets will be revalued at the lower rate during the first quarter of fiscal 2018 ending January 26, 2018. The Company continues to evaluate the impact of the new tax law on its financial condition and results of operations. Based on management’s review, no other material events were identified that require adjustment to the financial statements or additional disclosure.

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

We have significant accounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. Sales to Wal-Mart® comprised 37.7% of revenues in fiscal 2017 and 36.9% of total accounts receivable was due from Wal-Mart® as of November 3, 2017. Sales to Wal-Mart® comprised 34.8% of revenues in fiscal 2016 and 35.6% of total accounts receivable was due from Wal-Mart as of ® October 28, 2016.

Business segments

Our company and its subsidiaries operate in two business segments - the processing and distribution of frozen foods products, and the processing and distribution of snack food products. See Note 7 to the Consolidated Financial Statements for further information.

Fiscal year

We maintain our accounting records on a 52-53 week fiscal basis ending on the Friday closest to October 31. As part of the regular accounting cycle, fiscal year 2017 included 53 weeks and fiscal year 2016 included 52 weeks.

Revenues

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through a Company owned direct store delivery system. These delivery costs, $3,556 and $3,456 for fiscal years 2017 and 2016, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements.

We record promotional and returns allowances based on recent and historical trends. Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product returns. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Promotional allowances deducted from sales for fiscal years 2017 and 2016 were $9,123 and $8,578, respectively.

Advertising expenses

Advertising and other promotional expenses are recorded as selling, general and administrative expenses. Advertising expenses for fiscal years 2017 and 2016 were $2,403 and $2,055, respectively.

Cash and cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills. Cash equivalents totaled $12,109 as of November 3, 2017 and $6,985 as of October 28, 2016. All material cash and cash equivalents as of November 3, 2017 were held at Wells Fargo Bank N.A.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or non-recurring basis for the fiscal years ended November 3, 2017 and October 28, 2016.

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

Recently issued accounting pronouncements and regulations

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which are either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company anticipates using the modified retrospective transition method beginning with the first quarter of fiscal 2019. The Company is in the process of evaluating the full impact of adoption of this guidance and does not presently expect adoption to have a material impact on its consolidated financial statements aside from more detailed and improved disclosure requirements.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory”. The guidance is part of the “Simplification Initiative” to identify and re-evaluate areas where the generally accepted accounting principles may be complex and cumbersome to apply. The guidance will require that inventory be stated at the lower of cost and net realizable value as opposed to the lower of cost or market. Net realizable value is the estimated selling price for the inventory less completion, disposal and transportation costs. The guidance became effective for fiscal years beginning after December 15, 2016. Adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 6, 2016 with early adoption permitted. The Company applied this guidance to its fiscal year ended November 3, 2017. Adoption of this guidance had no material impact on the results of operations or financial position.

In February 2016, the FASB issued ASU 2016-02, “Leases”. The guidance requires both operating and capital leases to be recognized on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 - Composition of Certain Financial Statement Captions:

	2017	2016
Inventories, net:
Meat, ingredients and supplies	$5,409	$5,401
Work in process	1,501	1,206
Finished goods	16,106	17,474
	$23,016	$24,081
Property, plant and equipment, net:
Land	$3,853	$1,802
Buildings and improvements	19,944	14,394
Machinery and equipment	50,352	48,498
Capital leased trucks	1,060	1,060
Transportation equipment	6,436	5,860
Construction in process	648	1,078
	82,293	72,692
Accumulated depreciation and amortization	(63,722)	(62,330)
	$18,571	$10,362

Other non-current assets:
Cash surrender value benefits	$13,105	$13,769
Other	6	6
	$13,111	$13,775
Accrued payroll, advertising and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$3,252	$2,912
Accrued advertising and broker commissions	576	471
Property taxes	450	352
Other	277	354
	$4,555	$4,089

Current portion of non-current liabilities (Note 3 and 6):
Defined benefit retirement plan	$1,150	$1,099
Executive retirement plans	10	75
Incentive compensation	4,502	2,574
Capital lease obligation	424	150
Customer deposits	9	9
Postretirement healthcare benefits	13	11
	$6,108	$3,918

Non-current liabilities (Note 3):
Defined benefit retirement plan	$13,122	$25,317
Executive retirement plans	5,598	5,379
Capital lease obligation	-	404
Incentive compensation	6,028	4,524
Postretirement healthcare benefits	515	499
	$25,263	$36,123

NOTE 3 - Retirement and Other Benefit Plans:

Noncontributory-Trusteed Defined Benefit Retirement Plans for Sales, Administrative, Supervisory and Certain Other Employees

We have noncontributory-trusteed defined benefit retirement plans for sales, administrative, supervisory and certain other employees. In the third quarter of fiscal year 2006, we froze future benefit accruals under this plan for employees classified within the administrative, sales or supervisory job classifications or within any non-bargaining class. The benefits under these plans are primarily based on years of service and compensation levels. The funding policy of the plan requires contributions which are at least equal to the minimum required contributions needed to avoid a funding deficiency. The measurement date for the plan is our fiscal year end.

Net pension cost consisted of the following:

	November 3, 2017	October 28, 2016
	(53 Weeks)	(52 Weeks)
Service cost	$131	$130
Interest cost	2,196	2,448
Expected return on plan assets	(2,901)	(2,871)
Amortization of unrecognized loss	2,412	1,927
Net pension cost	$1,838	$1,634

Net pension costs and benefit obligations are determined using assumptions as of the beginning of each fiscal year.

Weighted average assumptions for each fiscal year are as follows:

	2017	2016
Discount rate	3.65%	3.40%
Rate of increase in salary levels	N/A	N/A
Expected return on plan assets	7.00%	7.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	November 3, 2017	October 28, 2016
	(53 Weeks)	(52 Weeks)
Change in plan assets:
Fair value of plan assets - beginning of year	$41,871	$41,419
Employer contributions	1,150	1,150
Actual return on plan assets	6,853	790
Benefits paid	(1,666)	(1,488)
Fair value of plan assets - end of year	$48,209	$41,871
Change in benefit obligations:
Benefit obligations - beginning of year	$68,287	$59,931
Service cost	131	130
Interest cost	2,196	2,448
Actuarial (gain) loss	(6,468)	7,266
Benefits paid	(1,666)	(1,488)
Benefit obligations - end of year	62,480	68,287
Funded status of the plans	(14,271)	(26,416)
Unrecognized prior service costs	-	-
Unrecognized net actuarial loss	20,431	33,264
Net amount recognized	$6,160	$6,848

We perform an internal rate of return analysis when making the discount rate selection. The discount rates were based on Citigroup Pension Liability Index as of October 31, 2017 and September 30, 2016, respectively.

Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted-average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. Our expected employer contribution to the plan in fiscal year 2018 is $1,150.

During fiscal year 2015, our actuary updated mortality tables from the IRS 2014 Combined Static Mortality assumptions to the SOA RP 2014 Total Dataset Adjusted to 2006 with Scale MP-2015. The change in mortality table resulted in a significant liability increase in fiscal year 2015 as well as an increased net periodic pension cost (NPPC) projection for fiscal year 2016. The expected rate of return on plan assets remained the same at 7.00% effective for fiscal years 2017 and 2016, respectively.

The actual and target allocation for plan assets are as follows:

Asset Class	2017	Target Asset Allocation	2016	Target Asset Allocation
Large Cap Equities	29.7%	30.0%	32.0%	32.0%
Mid Cap Equities	0.0%	0.0%	0.0%	0.0%
Small Cap Equities	13.2%	12.0%	12.1%	12.0%
International (equities only)	22.9%	23.0%	21.3%	21.0%
Fixed Income	32.2%	33.0%	30.7%	31.0%
Other (Government/Corporate, Bonds)	0.0%	0.0%	2.0%	2.0%
Cash	2.0%	2.0%	1.9%	2.0%
Total	100.0%	100.0%	100.0%	100.0%

The fair value of our pension plan assets as of November 3, 2017 and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	2017
	Level 1	Level 2	Level 3	Total

Total plan assets	$48,209	-	-	$48,209

Expected payments for the pension benefits are as follows:

Fiscal Years	Pension Benefits
2017	$2,123
2018	$2,254
2019	$2,193
2020	$2,554
2021	$2,722
2022-2026	$16,047

Executive Retirement Plans

Non-Qualified Deferred Compensation

Effective January 1, 1991, we adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. We contribute an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination or attainment of retirement age. No benefit expense was recorded under these plans for fiscal years 2017 and 2016.

Supplemental Executive Retirement Plan

In fiscal year 1991, we adopted a non-qualified supplemental retirement plan for certain key employees. Benefits provided under the plan are equal to 60% of the employee’s final average earnings, less amounts provided by our defined benefit pension plan and amounts available through Social Security.

Benefits payable related to these plans and included in the accompanying consolidated financial statements were $5,607 and $5,454 as of November 3, 2017 and October 28, 2016, respectively. In connection with these arrangements we are the beneficiary of life insurance policies on the lives of certain key employees and retirees. The aggregate cash surrender value of these policies, included in non-current assets, was $13,105 and $13,769 as of November 3, 2017 and October 28, 2016, respectively.

Expected payments for executive postretirement benefits are as follows:

Fiscal Years	Executive Postretirement Benefits
2018	$126
2019	$293
2020	$526
2021	$526
2022	$526
2023-2027	$2,631

Incentive Compensation Plan for Certain Key Executives

We provide an incentive compensation plan for certain key executives, which is based upon our pretax income. The payment of these amounts is generally deferred over three or five-year periods. The total amount payable related to this arrangement was $10,530 and $7,098 as of November 3, 2017 and October 28, 2016, respectively. Future payments are approximately $4,502, $3,745, $2,089, $132 and $63 for fiscal years 2018 through 2022, respectively.

Postretirement Healthcare Benefits for Selected Executive Employees

We provide postretirement health care benefits for selected executive employees. Net periodic postretirement healthcare (benefit) cost is determined using assumptions as of the beginning of each fiscal year, except for the total actual benefit payments and the discount rate used to develop the net periodic postretirement benefit expense, which is determined at the end of the fiscal year.

Net periodic postretirement healthcare (benefit) cost consisted of the following:

	November 3. 2017	October 28. 2016
	(53 Weeks)	(52 Weeks)
Service cost	$13	$13
Interest cost	17	28
Amortization of prior service cost	(132)	(132)
Amortization of actuarial gain	(58)	(106)
Net periodic postretirement healthcare (benefit)	$(160)	$(197)

Weighted average assumptions for the fiscal years ended November 3, 2017 and October 28, 2016 are as follows:

	2017	2016
Discount rate	3.51%	3.38%
Medical trend rate next year	8.50%	8.50%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2022	2021

The table below shows the estimated effect of a 1% increase in healthcare cost trend rate on the following:

	2017	2016
Interest cost plus service cost	$4	$6
Accumulated postretirement healthcare obligation	$64	$59

The table below shows the estimated effect of a 1% decrease in healthcare cost trend rate on the following:

	2017	2016
Interest cost plus service cost	$(4)	$(5)
Accumulated postretirement healthcare obligation	$(53)	$(49)

The healthcare obligation and funded status of this plan as of the fiscal years ended are as follows:

	2017	2016
Change in accumulated postretirement healthcare obligation:
Healthcare obligation - beginning of year	$511	$1,003
Service cost	13	13
Interest cost	17	28
Eliminate FSA	-	(441)
Actuarial (gain) loss	(11)	(89)
Benefits paid	(2)	(3)
Healthcare obligation – end of year	$528	$511

Funded status of the plans	528	511
Unrecognized prior service costs	(176)	(308)
Unrecognized net actuarial gain	(110)	(156)
Unrecognized amounts recorded in other comprehensive income	286	464
Postretirement healthcare liability	$528	$511

Expected payments for the postretirement benefits are as follows:

Fiscal Years	Postretirement Heathcare Benefits
2018	$54
2019	$78
2020	$62
2021-2025	$131

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

During the fiscal year ended November 3, 2006, we implemented a qualified 401(K) retirement plan (the “Plan”) for our sales, administrative, supervisory and certain other employees. During fiscal years 2017 and 2016, we made total employer contributions to the Plan in the amounts of $599 and $549, respectively.

NOTE 4 - Income Taxes:

The provision (benefit) for taxes on income includes the following:

	November 3. 2017	October 28. 2016
	(53 Weeks)	(52 Weeks)
Current:
Federal	$4,039	$3,874
State	450	226
	4,489	4,100
Deferred:
Federal	(321)	(883)
State	(169)	(151)
	(490)	(1,034)
	$3,999	$3,066

The total tax provision differs from the expected amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	November 3, 2017	October 28, 2016
	(53 Weeks)	(52 Weeks)
Provision for federal income taxes at the applicable statutory rate	$4,373	$3,684
Increase in provision resulting from state income taxes, net of federal income tax benefit	108	49
Research & development tax credit	-	-
Non-taxable life insurance gain	(459)	(37)
Domestic Production Activities Deduction	(375)	(429)
Change in valuation allowance	77	-
Other, net	275	(201)
	$3,999	$3,066

Deferred income taxes result from differences in the bases of assets and liabilities for tax and accounting purposes.

	2017	2016
Receivables allowance	$12	$7
Returns allowance	264	166
Inventory packaging reserve	129	100
Inventory overhead capitalization	480	524
Employee benefits	544	552
Other	1	1
State taxes	(420)	(655)
Incentive compensation	3,399	2,140
Pension and health care benefits	7,736	12,438
Depreciation	(2,105)	(837)
Net operating loss carry-forward and credits	77	96
Valuation allowance established against state NOL	(77)	-
Non-current tax assets, net	$10,040	$14,532

Accounting Standards Codification (“ASC”) 740 requires that an entity’s deferred tax assets be reduced by a valuation allowance to the extent its management determines that it is more likely than not that such deferred tax asset, or portion thereof, will not be realized. Management evaluated the realizability of its deferred tax assets to determine the need and appropriateness of a valuation allowance. In its determinations, Management considers items of evidence, both positive and negative, including those items outlined in ASC 740. The Company policy outlines measurable objective criteria that must be met before a release of the valuation allowance will occur. The three criteria set forth in the policy must all be satisfied before the valuation allowance can be reversed. The three criteria were met and the valuation allowance was reversed in its entirety during fiscal year 2015. The Company continues to measure the realizability of its deferred tax assets against the preset criteria. The criteria are as follows: first, the Company’s available federal tax net operating loss (“NOL”) must be zero; second, the prior thirty-six month cumulative book basis pre-tax income (loss), after considering “one-time” events, is positive; third, the Company considers its outlook of near term continued profitable operations and assesses any material negative and positive trends or events on the immediate horizon. As of November 3, 2017, the Company (1) has utilized its entire federal net operating loss, (2) has positive thirty-six month cumulative book income and (3) positive economic factors including more stable commodity markets and current profitable operations are present. Management reevaluated the need for a full valuation allowance as of November 3, 2017 and determined that some of its California NOL may not be utilized. Therefore a valuation allowance of $77 has been provided for such portion of California NOL.  Management has concluded that it is more likely than not that the other deferred tax assets as of November 3, 2017 will be realized.

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

As of November 3, 2017 the Company had net operating loss carryforwards of approximately $874 for state purposes.  These loss carryforwards will expire at various dates from 2022 through 2033.

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

In November 2015, the FASB issued guidance in ASU 2015-17 concerning the balance sheet classification of deferred taxes in an initiative to reduce complexity in accounting standards. All deferred tax liabilities and assets should now be classified as noncurrent in the statement of financial position to simplify presentation of deferred tax assets. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. We have already adopted this guidance and the change is reflected as of October 28, 2016.

As of November 3, 2017, we have provided a liability of $135 for unrecognized tax benefits related to various federal and state income tax matters. A significant portion of this amount would generally reduce our effective income tax rate if recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

As of October 28, 2016, we have provided a liability of $130 for unrecognized tax benefits related to various federal and state income tax matters. A significant portion of this amount would generally reduce our effective income tax rate if recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	November 3, 2017	October 28, 2016
	(53 Weeks)	(52 Weeks)

Balance at beginning of year	$130	$112
Additions based on tax positions related to the current year	14	16
Additions for tax positions of prior years	-	2
Reductions for tax positions of prior years	(9)	-
Settlements	-	-

Balance at end of year	$135	$130

We recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of November 3, 2017, we had approximately $5 in accrued interest and penalties which is included as a component of the $135 unrecognized tax benefit noted above.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2014 through 2016.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 31, 2013 through 2016.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 5 - Line of Credit:

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2018. The line of credit was expanded during the first quarter of fiscal 2017. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or Libor plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $5,000. The Company was in violation of the capital expenditure covenant which was subsequently waived by letter dated December 22, 2017. The Company was in compliance with all other covenants as of November 3, 2017. There have been no borrowings under this line of credit during fiscal 2017.

NOTE 6 - Contingencies and Commitments:

We lease warehouse and/or office facilities throughout the United States under month-to-month rental agreements.

We returned all semi-truck trailers on operating leases before the end of fiscal 2016. Six year leases for OTR (over-the-road) tractors expire in 2018 and are classified as capital leases. After reevaluating our fleet delivery needs, we returned six OTR tractors financed by the capital lease arrangement with a remaining liability of $656 and $69 during the second quarter of fiscal 2015 and third quarter of fiscal year 2016, respectively. Rental payments including prior leases were $287 in fiscal year 2017 and $316 in fiscal year 2016. Amortization of equipment under capital lease was $163 and $177 in 2017 and 2016, respectively.

The following is a schedule by years of future minimum lease payments for transportation leases:

Fiscal Year	Capital Leases	Operating Leases	Financing Obligations
2018	461	-	461
Total Minimum Lease Payments(a)	$461	$-	$461
Less: Amount representing executory costs	(36)
Less: Amount representing interest(b)	(1)
Present value of future minimum lease payments(c)	$424

(a) Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index. Contingent rentals amounted to $56 in fiscal year 2017 and $66 in fiscal year 2016 including prior lease arrangements.

(b) Amount necessary to reduce net minimum lease payments to present value calculated at our incremental borrowing rate at the inception of the leases.

(c) Reflected in Note 2, as current obligations under capital leases of $424.

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

The following segment information is for the fiscal years ended November 3, 2017 (53 weeks) and October 28, 2016 (52 weeks):

Segment Information
2017	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$49,081	$118,142	$-	$167,223
Cost of products sold	30,177	75,460	-	105,637
Gross margin	18,904	42,682	-	61,586
SG&A	14,706	34,052	-	48,758
Income before taxes	$4,198	$8,630	$-	$12,828

Total assets	$11,826	$49,511	$36,208	$97,545
Additions to PP&E	$356	$11,218	$-	$11,574

Segment Information
2016	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$46,589	$93,474	$-	$140,063
Cost of products sold	29,271	55,579	-	84,850
Gross margin	17,318	37,895	-	55,213
SG&A	14,477	29,900	-	44,377
Income before taxes	$2,841	$7,995	$-	$10,836

Total assets	$10,748	$40,525	$35,981	$87,254
Additions to PP&E	$420	$2,845	$-	$3,265

NOTE 8- Unaudited Interim Financial Information:

Not applicable for a smaller reporting company

