Form 10-K/A
period 2017-11-03
BRIDGFORD FOODS CORP
filed 2018-02-09
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated By Reference: None.

EXPLANATORY NOTE – EXHIBIT FILING ONLY

Bridgford Foods Corporation (collectively with its subsidiaries, “Bridgford”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended November 3, 2017, as originally filed with the Securities and Exchange Commission on January 12, 2018 (the “Original Filing”), for the sole purpose of filing the Amended and Restated Bylaws approved by the shareholders on July 12, 2017 as Exhibit 3.7 in place of the superseded Bylaws referenced as Exhibits 3.7 and 3.8 to the Original Report. No other changes have been made to the Original Filing, the financial statements or any other exhibits.

This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(3) Exhibits

(a) The exhibits below are filed or incorporated herein by reference.

Exhibit Number	Description
3.5	Restated Articles of Incorporation, dated December 29, 1989 (filed as Exhibit 3.5 to Form 10-K on January 28, 1993 and incorporated herein by reference).
3.6	Amendment to Articles of Incorporation, dated July 27, 1990 (filed as Exhibit 3.6 to Form 10-K on January 28, 1993 and incorporated herein by reference).
3.7+	Amended and Restated Bylaws, effective July 12, 2017.
10.1	Bridgford Foods Corporation Defined Benefit Pension Plan (filed as Exhibit 10.1 to Form 10-K on January 28, 1993 and incorporated herein by reference).*
10.2	Bridgford Foods Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to Form 10-K on January 28, 1993 and incorporated herein by reference).*
10.3	Bridgford Foods Corporation Deferred Compensation Savings Plan (filed as Exhibit 10.3 to Form 10-K on January 28, 1993 and incorporated herein by reference).*
21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to Form 10-K on January 12, 2018, and incorporated herein by reference).
24.1	Power of Attorney (filed as Exhibit 24.1 to Form 10-K on January 12, 2018, and incorporated herein by reference).
31.1+	Certification of Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer) (filed as Exhibit 32.1 to Form 10-K on January 12, 2018, and incorporated herein by reference).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer) (filed as Exhibit 32.2 to Form 10-K on January 12, 2018, and incorporated herein by reference).
101.INS	XBRL Instance Document (filed as Exhibit 101.INS to Form 10-K on January 12, 2018, and incorporated herein by reference).
101.SCH	XBRL Taxonomy Extension Schema Document (filed as Exhibit 101.SCH to Form 10-K on January 12, 2018, and incorporated herein by reference).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed as Exhibit 101.CAL to Form 10-K on January 12, 2018, and incorporated herein by reference).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed as Exhibit 101.DEF to Form 10-K on January 12, 2018, and incorporated herein by reference).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed as Exhibit 101.LAB to Form 10-K on January 12, 2018, and incorporated herein by reference).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed as Exhibit 101.PRE to Form 10-K on January 12, 2018, and incorporated herein by reference).

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

Date: February 9, 2018