Form 10-Q
period 2018-01-26
BRIDGFORD FOODS CORP
filed 2018-03-09
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or a emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

As of March 9, 2018, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Items 1 and 3 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 20

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	January 26, 2018	November 3, 2017
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$7,221	$12,109
Accounts receivable, less allowance for doubtful accounts of $58 and $30, respectively, and promotional allowances of $2,515 and $2,537, respectively	17,745	19,148
Inventories, less inventory reserves of $432 and $358, respectively (Note 2)	23,770	23,016
Prepaid expenses and other current assets	1,559	1,550
Total current assets	50,295	55,823

Property, plant and equipment, net of accumulated depreciation and amortization of $64,532 and $63,722, respectively	21,313	18,571
Other non-current assets	13,639	13,111
Deferred income taxes (Note 5)	6,840	10,040
Total assets	$92,087	$97,545

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5,123	$5,365
Accrued payroll, advertising and other expenses	4,379	4,555
Current portion of non-current liabilities	5,689	6,108
Income taxes payable	216	216
Total current liabilities	15,407	16,244

Non-current liabilities	22,269	25,263
Total liabilities	37,676	41,507

Commitments and contingencies (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000 shares; issued and outstanding –9,076 and 9,076 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	57,804	56,902
Accumulated other comprehensive loss	(20,825)	(18,296)
Total shareholders’ equity	54,411	56,038
Total liabilities and shareholders’ equity	$92,087	$97,545

See accompanying notes to condensed consolidated financial statements.

3 of 20

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	12 weeks ended
	January 26, 2018	January 20, 2017

Net sales	$41,192	$40,081
Cost of products sold	27,233	25,166

Gross margin	13,959	14,915

Selling, general and administrative expenses	11,864	11,465

Income before taxes	2,095	3,450
Income tax provision (Note 5 Income Taxes)	3,722	976

Net (loss) income	$(1,627)	$2,474

Net (loss) income per share – Basic and diluted	$(0.18)	$0.27

Weighted average common shares – Basic and diluted	9,077	9,077

See accompanying notes to condensed consolidated financial statements.

4 of 20

Item 1. c.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

As of January 26, 2018

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 3, 2017	9,076	$9,134	$8,298	$56,902	$(18,296)	$56,038
Net loss	-	-	-	(1,627)	-	(1,627)
Reclassification upon early adoption of ASU 2018-02 (Note 5)	-	-	-	2,529	(2,529)	-
Balance, January 26, 2018	9,076	$9,134	$8,298	$57,804	$(20,825)	$54,411

See accompanying notes to consolidated financial statements.

5 of 20

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	12 weeks ended
	January 26, 2018	January 20, 2017
Cash flows from operating activities:

Net (loss) income	$(1,627)	$2,474

Income or charges not affecting cash and cash equivalents:

Depreciation	878	687
Provision for losses on accounts receivable	35	1
Provision for (reduction in) promotional allowances	23	(254)
Gain on sale of property, plant and equipment	(7)	(4)
Deferred income taxes	3,200	-

Changes in operating assets and liabilities:

Accounts receivable	1,345	(33)
Inventories	(754)	4,913
Prepaid expenses and other current assets	(9)	(588)
Other non-current assets	(528)	(279)
Accounts payable	(242)	(117)
Accrued payroll, advertising and other expenses	(560)	877
Non-current liabilities	(2,994)	(1,092)

Net cash (used in) provided by operating activities	(1,240)	6,585

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	7	4
Additions to property, plant and equipment	(3,620)	(1,044)

Net cash used in investing activities	(3,613)	(1,040)

Cash used in financing activities:
Payment of capital lease obligations	(35)	(33)

Net cash used in financing activities	(35)	(33)

Net (decrease) increase in cash and cash equivalents	(4,888)	5,512

Cash and cash equivalents at beginning of period	12,109	6,985

Cash and cash equivalents at end of period	$7,221	$12,497

Supplemental cash flow information:

Cash paid for income taxes	$1,198	$1,291

See accompanying notes to condensed consolidated financial statements.

6 of 20

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except percentages, share and per share amounts)

Note 1 – Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve-weeks ended January 26, 2018 and January 20, 2017 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2017 (as amended on Form 10-K/A, the “Annual Report”) and include all adjustments considered necessary by management for a fair presentation of the interim periods. This report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

The November 3, 2017 balance sheet amounts within these interim condensed consolidated financial statements were derived from the audited fiscal 2017 financial statements.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses. The carrying amount of these instruments approximate fair market value due to their short-term maturity. At January 26, 2018, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with regards to its cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve-weeks ended January 26, 2018 and January 20, 2017, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
January 26, 2018	36.0%	32.7%	8.7%	22.4%
January 20, 2017	37.0%	31.7%	8.9%	24.0%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve-weeks ended January 26, 2018 or the twelve-weeks ended January 20, 2017.

Subsequent events

Management has evaluated events subsequent to January 26, 2018 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements. On March 7, 2018, the Company sold a parcel of land in Chicago, Illinois for approximately $6,000. As a result, the Company will recognize a pre-tax gain on the sale in the second twelve weeks of fiscal year 2018. The cost basis of the land is insignificant.

7 of 20

Basic and diluted earnings per share

Basic and diluted earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or convertible securities were outstanding as of January 26, 2018 or January 20, 2017.

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited)
	January 26, 2018	November 3, 2017
Meat, ingredients and supplies	$6,847	$5,409
Work in progress	1,129	1,501
Finished goods	15,794	16,106
	$23,770	$23,016

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

Note 3 - Commitments and Contingencies:

We invested in OTR (over-the-road) tractors financed by a capital lease obligation in the amount of $1,060 during fiscal 2012. The total capital lease obligation remaining for transportation equipment as of January 26, 2018 is $389. The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life.

The Company also leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. No material changes have been made to these agreements during the first twelve-weeks of fiscal 2018.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. The contracts are not material. These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period. No significant contracts remained unfulfilled at January 26, 2018. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

Expenditures for additions to property, plant and equipment during the first twelve weeks of fiscal 2018 include initial payments of $2,200 on the purchase of a smokehouses and chillers which will cost approximately $5,700.

8 of 20

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

The following segment information is presented for the twelve-weeks ended January 26, 2018 and January 20, 2017.

Segment Information
Twelve-weeks Ended January 26, 2018	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$10,591	$30,601	$-	$41,192
Cost of products sold	7,161	20,072	-	27,233
Gross margin	3,430	10,529	-	13,959
SG&A	3,384	8,480	-	11,864
Income before taxes	46	2,049	-	2,095

Total assets	$11,239	$51,887	$28,961	$92,087
Additions to PP&E	$125	$3,495	$-	$3,620

Twelve-weeks Ended January 20, 2017	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,715	$28,366	$-	$40,081
Cost of products sold	7,364	17,802	-	25,166
Gross margin	4,351	10,564	-	14,915
SG&A	3,573	7,892	-	11,465
Income before taxes	778	2,672	-	3,450

Total assets	$10,290	$36,465	$42,608	$89,363
Additions to PP&E	$25	$1,019	$-	$1,044

Note 5 – Income Taxes:

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (the “Tax Act”). The Tax Act includes significant changes to the U.S. tax code that will affect our fiscal year ending November 2, 2018, and future periods, including, but not limited to, (1) reducing the corporate federal income tax rate from 35% to 21%, (2) bonus depreciation that will allow for full expensing of qualified property in the year placed in service, and (3) the repeal of the domestic production activity deduction beginning with our fiscal year 2019. Section 15 of the Internal Revenue Code (the “Code”) stipulates that our fiscal year ending November 2, 2018, will have a blended corporate tax rate of 23.07%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.

Under generally accepted accounting principles (“U.S. GAAP”) specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017, for the Tax Act. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were re-measured based upon the new tax rates. The change in deferred taxes is recorded as an adjustment to our deferred tax provision.

The staff of the U.S. Securities and Exchange Commission has recognized the complexity of reflecting the impacts of the Tax Act and issued guidance in Staff Accounting Bulletin 118 (“SAB 118”), which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting (the “measurement period”). SAB 118 describes three scenarios (or “buckets”) associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted.

Our accounting for the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

Corporate Tax Rate Reduction: The Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. This results in a blended corporate tax rate of 23.07% in fiscal year 2018 and 21% thereafter. We analyzed our deferred tax balances to estimate which of those balances are expected to reverse in fiscal 2018 or thereafter, and we re-measured the deferred taxes at 23.07% or 21% accordingly. In the three months ended January 26, 2018, we recorded a discrete net deferred income tax expense of $3.2 million with a corresponding provisional reduction to our net deferred income tax assets. This estimate may change as we receive additional information about the timing of deferred income tax reversals.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimates, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the impacts.

The effective tax rate was 177.68% and 28.3% for the first quarter of fiscal 2018 and 2017, respectively. The remeasurement of deferred income taxes at newly enacted tax rates resulted in a $3,200 million income tax expense or a152.77 % impact on the effective tax rate in the first quarter, and the newly enacted tax legislation resulted in a 23.07% statutory federal income tax rate for fiscal 2018. Additionally, the effective tax rates for the first quarter of fiscal 2018 and fiscal 2017 were impacted by such items as the domestic production deduction, non- taxable gains and losses on life insurance policies and state income taxes.

The Company adopted ASU 2018-02, Income Statement-Reporting Other Comprehensive Income (OCI) (Topic 220) in the twelve weeks ended January 26,2018. As a result of the remeasurement of deferred tax assets related to the Tax Act we reclassified $2,529 from Other Comprehensive Income to Retained Earnings.

The components of the tax provision are as follows:

12 weeks ended
January 26, 2018
Tax provision at estimated annual effective rate	$522
Deferred income tax adjustment - OCI	2,529
Deferred income tax adjustment – Non-OCI	671
Income tax provision	$3,722

We recorded an income tax provision of $976 for the twelve-week period ended January 20, 2017, related to federal and state taxes, based on the Company’s expected annual effective tax rate.

As of January 26, 2018, the Company did not have any outstanding federal or state, other than California, net operating loss carryforwards.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years ended on or about October 31, 2014 through 2017. We are subject to income tax in California and various other state taxing jurisdictions. Our California state income tax returns are open to audit under the statute of limitations for the fiscal years ended on or about October 31, 2013 through 2017.

9 of 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Report. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K, as amended, for the fiscal year ended November 3, 2017. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of January 31, 2018 was 3.78% as compared to 3.65% at November 3, 2017. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve-weeks ended January 26, 2018 and January 20, 2017, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
January 26, 2018	36.0%	32.7%	8.7%	22.4%
January 20, 2017	37.0%	31.7%	8.9%	24.0%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve-weeks ended January 26, 2018 or the twelve-weeks ended January 20, 2017.

10 of 20

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), was signed into law. Requirements of the law include the removal of the lifetime limits on active and retiree medical coverage, expanding dependent coverage to age 26 and elimination of pre-existing conditions that may impact other postretirement benefits costs. In addition, the PPACA includes potential excise tax on the value of benefits that exceed a pre-defined limit which may require changes in benefit plan levels in order to minimize this additional cost. Finally, the PPACA includes provisions that require employers to offer health benefits to all full-time employees (defined as 30 hours per week). The health coverage must meet minimum standards for the actuarial value of the benefits offered and employee affordability. While the new administration has indicated a desire to eliminate and replace PPACA with an alternative system, there has yet been no change in the rules that compel an employer such as Bridgford Foods to offer affordable coverage to all of its employees. The recent tax law changes removed the individual mandate provision that is included in PPACA and requires all individuals to have health insurance or pay a penalty. Despite this change, the recent tax changes did not adjust or remove the employer mandate. We cannot anticipate further changes at this point in time. We believe that current plans meet the existing requirements. We will continue to assess the accounting implications of the PPACA and its impact on our financial position and results of operations as more legislative and interpretive guidance becomes available. The potential future effects and cost of complying with the provisions of the PPACA are not determinable at this time.

Overview of Reporting Segments

We operate in two business segments – the processing and distribution of frozen products (the Frozen Food Products segment), and the processing and distribution of snack food products (the Snack Food Products segment). For information regarding the separate financial performance of the business segments refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Report. We manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products and beef jerky.

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

11 of 20

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

Results of Operations for the Twelve-Weeks Ended January 26, 2018 and January 20, 2017

Net Sales-Consolidated

Net sales increased by $1,111 (2.8%) to $41,192 in the first twelve-week period of the 2018 fiscal year compared to the same twelve-week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-	(8)
Unit sales volume in pounds	2.5	1,056
Returns activity	-0.2	(101)
Promotional activity	0.5	164
Increase in net sales	2.8	1,111

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $1,124 (9.6%) to $10,591 in the first twelve-week period of the 2018 fiscal year compared to the same twelve-week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-	3
Unit sales volume in pounds	-8.8	(1,176)
Returns activity	-0.1	(16)
Promotional activity	-0.7	65
Decrease in net sales	-9.6	(1,124)

The decrease in net sales for the twelve-weeks ended January 26, 2018 primarily relates to lower unit sales volume. Weak customer demand in the retail distribution channel for rolls, monkey bread and certain other bread products resulted in a combined 21% decline in volume. The food-service channel declined 6% due to high volume, low margin products being discontinued by significant operators. Sales of items designed to conform to strict school nutritional requirements declined after the requirements were relaxed. Changes in promotional activity and returns were insignificant compared to the same twelve-week period in the prior year.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, increased by $2,235 (7.9%) to $30,601 in the first twelve-week period of the 2018 fiscal year compared to the same twelve-week period last year. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-	(11)
Unit sales volume in pounds	7.6	2,232
Returns activity	-0.1	(85)
Promotional activity	0.4	99
Increase in net sales	7.9	2,235

Unit volume in pounds increased significantly in the beef products category. The volume of pork-based products was also higher compared to the prior twelve-week period. The weighted average selling price per pound remained the same compared to the same twelve-week period in the prior year. Promotional offers decreased due to the timing of programs with significant customers. Returns activity was slightly lower compared to the same twelve-week period in the 2017 fiscal year.

12 of 20

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $2,067 (8.2%) to $27,233 in the first twelve-week period of the 2018 fiscal year compared to the same twelve-week period in fiscal year 2017. The gross margin decreased from 37.2% to 33.9%.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	(203)	-0.8	70
Snack Food Products Segment	2,270	9.0	1,054
Total	2,067	8.2	1,124

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $203 (2.8%) to $7,161 in the first twelve-week period of the 2018 fiscal year compared to the same twelve-week period in fiscal year 2017. Lower sales volume was the primary contributing factor to this decrease. Overhead spending decreased related to higher overhead absorption and lower pension costs. The cost of purchased flour increased approximately $70 in the first twelve-week period of fiscal 2018 compared to the same twelve-week period in the prior year.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $2,270 (12.8%) to $20,072 in the first twelve-week period of the 2018 fiscal year compared to the same twelve-week period in fiscal year 2017 due to a substantial increase in sales volume. Meat commodity costs continued to rise during the 2018 period contributing to the increase in cost of products sold. Higher workers’ compensation costs and hourly wages impacted the cost of products sold. The cost of significant meat commodities increased approximately $1,054 in the first twelve-week period of fiscal 2018 compared to the same period in the prior year..

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $399 (3.5%) to $11,864 in the first twelve-week period of fiscal year 2018 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	January 26, 2018	January 20, 2017	Increase (Decrease)
Pension cost	$283	$560	$(277)
Product advertising	1,881	1,629	252
Cash surrender value	(528)	(279)	(249)
Outside storage	29	235	(206)
Workers’ compensation cost	240	45	195
Other SG&A	9,959	9,275	684
Total - SG&A	$11,864	$11,465	$399

The decrease in pension costs was due to higher pension discount rates being used to compute the future liability estimate. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the first quarter of fiscal 2018. The cash surrender value of life insurance policies increased substantially due to stock market gains compared to the same twelve-week period in fiscal 2017. Workers’ compensation costs increased due to unfavorable trends in claims experience in the current fiscal year. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher display rack purchases, provision for bad debts and legal expenses.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $189 (5.3%) to $3,384 in the first twelve-week period of fiscal year 2018 compared to the same twelve-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to an increase in allocated cash surrender value gains and lower pension costs.

13 of 20

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $588 (7.5%) to $8,480 in the first twelve-week period of fiscal year 2018 compared to the same twelve-week period in the prior fiscal year. Most of the increase was due to higher sales, higher expenses related to licensing agreements and sales commissions as well as higher workers’ compensation costs partially offset by lower outside storage fees.

Income Taxes-Consolidated

Income tax for the twelve-weeks ended January 26, 2018 and January 20, 2017, respectively, was as follows:

	January 26, 2018	January 20, 2017
Income tax provision	$3,722	$976

Effective tax rate	177.68%	28.3%

We recorded a tax provision of $3,722 for the twelve-week period ended January 26, 2018, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective tax rate for the first quarter of 2018 reflects impacts of the Tax Cuts and Jobs Act signed into law on December 22, 2017. These impacts include a $3.2 million expense related to the remeasurement of deferred taxes, as well as a 23.07% statutory federal income tax rate for fiscal 2018 compared to the 35% statutory federal income tax rate effective for the prior year. The effective income tax rate differed from the applicable mixed statutory rate of approximately 24.9% primarily due to non- taxable gains and losses on life insurance policies and domestic production activities deductions under Internal Revenue Code (“IRC”) Section 199.

Net (Loss) Income-Consolidated

The net loss of $1,627 in the twelve-weeks ended January 26, 2018 includes a non-taxable gain on life insurance policies in the amount of $528. The net income of $2,474 in the twelve-weeks ended January 20, 2017 includes a non-taxable gain on life insurance policies in the amount of $279. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

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

Cash flows from operating activities for the twelve-weeks ended:

	January 26, 2018	January 20, 2017
Net (loss) income	$(1,627)	$2,474

Income or charges not affecting cash and cash equivalents:
Depreciation	878	687
Provision for losses on (recovery on) accounts receivable	35	1
Provision for (reduction in) promotional allowances	23	(254)
Gain on sale of property, plant and equipment	(7)	(4)
Deferred income taxes	3,200	-
Changes in operating assets and liabilities:
Changes in operating working capital	1,938	3,681
Net cash (used in) provided by operating activities	$(1,240)	$6,585

For the twelve-weeks ended January 26, 2018, net cash used in operating activities was $1,240, $7,825 less cash provided than during the same period in fiscal 2017. The net decrease in cash provided by operating activities primarily related to a decrease in non-current liabilities of $2,994, payments for estimated income taxes of $1,198 and a net loss of $1,627 partially offset by collections of accounts receivable of $1,345. During the twelve-week period ended January 26, 2018 we funded $300 towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements. The Company did not borrow against its line of credit with Wells Fargo Bank N.A. during the twelve-weeks ended January 26, 2018.

14 of 20

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 67 days for the twelve-week period ended January 26, 2018. The cash conversion cycle was similar to last year due to extended payment terms with significant customers.

For the twelve-weeks ended January 20, 2017, net cash provided by operating activities was $6,585 primarily due to net income of $2,474 and a liquidation of inventory of $4,913 partially offset by estimated income tax payments of $1,291. During the twelve-week period ended January 20, 2017 we funded $300 towards our defined benefit pension plan.

Cash used in investing activities for the twelve-weeks ended:

	January 26, 2018	January 20, 2017
Proceeds from sale of property, plant and equipment	$7	$4
Additions to property, plant and equipment	(3,620)	(1,044)
Net cash used in investing activities	$(3,613)	$(1,040)

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

The table below highlights additions to property, plant and equipment for the twelve-weeks ended:

	January 26, 2018	January 20, 2017
Changes in projects in process	$2,660	$843
Building improvements	178	-
Direct store delivery and sales vehicles	363	177
Packaging lines	3	-
Processing equipment	385	24
Forklifts	31	-
Additions to property, plant and equipment	$3,620	$1,044

Cash used in financing activities for the twelve-weeks ended:

	January 26, 2018	January 20, 2017
Payment of capital lease obligations	(35)	(33)
Net cash used in financing activities	$(35)	$(33)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of January 26, 2018, 120,113 shares were still authorized for repurchase under the program.

We invested in OTR (over-the-road) tractors financed by a capital lease obligation in the amount of $1,060 during fiscal 2012. The total capital lease obligation remaining as of January 26, 2018 is $389. The capital lease arrangement replaced the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2020. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or Libor plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $5,000. The Company was in compliance with all covenants as of January 26, 2018. There have been no borrowings under this line of credit during fiscal 2018.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for the remainder of fiscal 2018.

15 of 20

Recent Accounting Pronouncements

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

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory”. The guidance is part of the “Simplification Initiative” to identify and re-evaluate areas where the generally accepted accounting principles may be complex and cumbersome to apply. The guidance will require that inventory be stated at the lower of cost and net realizable value as opposed to the lower of cost or market. Net realizable value is the estimated selling price for the inventory less completion, disposal and transportation costs. The guidance is effective for fiscal years beginning after December 15, 2016. Adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

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

In March 2016, the FASB issued ASU 2016-09 “Compensation-Stock Compensation” guidance which simplifies various aspects of the accounting for employee share-based payment transactions, including the accounting for income tax consequences, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016 with early adoption permitted. Adoption of this guidance did not have a material impact on results of Company operations or financial position.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits”. The guidance separates service cost from other pension cost components changing the presentation of net periodic benefit cost related to company sponsored defined benefit or other postretirement benefits. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating this guidance and its impact on its results of operations or financial position.

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The guidance allows reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the application of the U.S. Tax Cuts and Jobs Act. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 with early adoption permitted. The Company elected to early adopt this guidance during the quarter ended January 26, 2018.

16 of 20

Off-Balance Sheet Arrangements

We are not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a smaller reporting company.

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

We maintain and evaluate a system of internal accounting controls, and a program of internal auditing designed to provide reasonable assurance that our assets are protected and that transactions are performed in accordance with proper authorization and are properly recorded. This system of internal accounting controls is continually reviewed and modified in response to evolving business conditions and operations and to recommendations made by the independent registered public accounting firm. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published Internal Control-Integrated Framework (2013) (the “2013 Framework”) and related illustrative documents as an update to Internal Control-Integrated Framework (1992) (the “1992 Framework”). The Company has adopted the 2013 Framework this fiscal year and has determined that the 17 principles are present and functioning during our assessment of the effectiveness of internal controls. We have established a code of conduct. Our management believes that the accounting and internal control systems provide reasonable assurance that assets are safeguarded, and financial information is reliable.

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 26, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

17 of 20

Part II. Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report should be considered with the information provided elsewhere in this Report, which could materially adversely affect our business, financial condition or results of operations. There have been no material changes to the risk factors as previously disclosed in such Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold or repurchased any equity securities during the period covered by this Report.

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended January 26, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 3, 2017 – December 1, 2017	-	$-	-	120,113
December 2, 2017 – December 29, 2017	-	-	-	120,113
December 30, 2017 - January 26, 2018	-	-	-	120,113
Total	-	$-	-

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended January 26, 2018.

(2)	All repurchases reflected in the foregoing table were made on the open market. Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005). Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Exchange Act. Commencing on October 15, 2016 and continuing through and including October 14, 2017, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan. This Purchase Plan supplements any purchases of common stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased. As of January 26, 2018, the total maximum number of shares that may be purchased under the Purchase Plan is 120,113 at a purchase price not to exceed $10.00 per share at a total maximum aggregate price (exclusive of commission) of $1,201,130.

18 of 20

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chairman of the Board (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

19 of 20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: March 9, 2018	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

20 of 20