Form 10-K/A
period 2017-11-03
BRIDGFORD FOODS CORP
filed 2018-03-13
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

Bridgford Foods Corporation (collectively with its subsidiaries, the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to further amend our Annual Report on Form 10-K for the year ended November 3, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on January 12, 2018, and as amended by the Amendment No. 1 on Form 10-K/A, filed with the SEC on February 9, 2018 (the “Annual Report on Form 10-K”). The purpose of this Amendment is to amend Items 10, 11, 12, 13 and 14 of Part III in the Annual Report on Form 10-K, which were intended to be incorporated by reference to our definitive proxy statement to be filed within 120 days following the last day of the fiscal year covered by the Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K. We are filing this Amendment because we determined that we are unable to file our definitive proxy statement within 120 days following the last day of the fiscal year covered by the Annual Report on Form 10-K. This Amendment hereby amends and restates in their entirety the Annual Report on Form 10-K cover page and Items 10 through 14 of Part III.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV of this Annual Report on Form 10-K is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K or modify or update in any way any of the other disclosures contained in the Annual Report on Form 10-K including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with the Annual Report on Form 10-K and its other filings with the SEC. Capitalized terms used herein, but not defined, shall have the meaning ascribed in the Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

The following table and biographical summaries set forth, with respect to each director, his age, his principal occupation and the year in which he first became a director of the Company. Data with respect to the number of shares of the Company’s common stock beneficially owned by each of such persons as of February 2, 2018 appears under the ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS below.

Name	Age	Principal Occupation	Year First Became Director
William L. Bridgford	63	Chairman of the Board and Member of the Executive Committee of the Company (1)(4)	2004
Allan L. Bridgford, Jr.	58	Retired Executive of the Company (1)(4)	2011
Bruce H. Bridgford	65	President of Bridgford Foods of California (1)(4)	2009
John V. Simmons	62	President and Member of the Executive Committee of the Company (4)	2011
Todd C. Andrews	52	Vice President and Controller of Public Storage (2)(3)(4)	2004
D. Gregory Scott	61	Managing Director of Peak Holdings, LLC (2)(3)(4)	2006
Raymond F. Lancy	64	Chief Financial Officer, Executive Vice President, Treasurer and Member of the Executive Committee of the Company (4)	2013
Keith A. Ross	55	Real Estate Consultant (4)	2016
Paul R. Zippwald	80	Director (2)(3)(4)	1992

(1)	William L. Bridgford, Allan L. Bridgford, Jr. and Bruce H. Bridgford are cousins.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.
(4)	Member of the Nominating Committee.

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

Mr. Bridgford is one of the principal owners of Bridgford Industries Incorporated, the Company’s majority shareholder. He brings to the Board extensive experience in the operations of the Company and provides strong leadership skills that provide strategic business guidance to the Company. The Board believes his executive managerial experience and Company knowledge base combined with his understanding of corporate values and culture qualify him to serve as a member of the Board.

Allan L. Bridgford, Jr.

Allan L. Bridgford, Jr. served as President of Bridgford Foods Processing Corporation, formerly known as Bridgford Foods of Illinois, Inc., a division of the Company, from January 1983 until his retirement in October of 2002. Mr. Bridgford is a graduate of the University of Missouri with a degree in Economics.

Mr. Bridgford is one of the principal owners of Bridgford Industries Incorporated, the Company’s majority shareholder. He brings to the Board extensive sales, marketing and distribution experience in the food industry. The Board believes these skills and experiences qualify him to serve as a member of the Board. In addition to his service on the Board, Mr. Bridgford provides business consulting services to the Company.

Bruce H. Bridgford

Bruce H. Bridgford has served as President of Bridgford Foods of California, a division of the Company, since March of 1999. Mr. Bridgford has been a full time employee of the Company since 1977 and earned a B.S. degree in Business with a concentration in finance and marketing from the University of Southern California.

Mr. Bridgford is one of the principal owners of Bridgford Industries Incorporated, the Company’s majority shareholder. He provides key insight into the direct store delivery operations of the Company as well as strategic direction for the sales management and marketing functions of the Company. The Board believes these skills and experiences qualify him to serve as a member of the Board.

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

Raymond F. Lancy

Raymond F. Lancy has served as Treasurer of the Company for more than the past five years. He has also served as a member of the Executive Committee since 2001, Vice President since 2001 and Chief Financial Officer since 2003. Mr. Lancy is a Certified Public Accountant (inactive) and worked for ten years as an auditor at PricewaterhouseCoopers LLP. He earned a Bachelor of Science degree with a major in Administration with high honors from California State University, San Bernardino.

Mr. Lancy has extensive knowledge and experience in the areas of finance and management developed at PricewaterhouseCoopers LLP and as an employee of the Company since July of 1992 and as Chief Financial Officer since 2003. The Board believes these skills and experiences qualify him to serve as a member of the Board.

Keith A. Ross

Keith A. Ross is a real estate consultant. From August 2013 to the present, Mr. Ross has served as Executive Vice President of CT Realty, or CTR, a real estate investment, development and management company based in Aliso Viejo, California. At CTR, Mr. Ross is in charge of all development and is responsible for sourcing, evaluating, and closing on all commercial development opportunities. In addition, Mr. Ross serves on CTR’s Executive Committee and Investment Committee. CTR was founded in 1994 and has successfully acquired in excess of $2.5 billion in commercial real estate properties across Northern and Southern California. Prior to joining CTR, from 2001 to 2009, Mr. Ross was Founder and Principal of Centra Realty Corporation and oversaw the company’s land acquisitions, capital raises of both equity and debt, architectural design, engineering, construction and sales/leasing efforts. Centra was consistently ranked as one of the most active real estate development companies in Orange County, California. From June 2009 to January 2014, Mr. Ross was Founder, President and CEO of Peligroso Spirits which sold to Diageo in London (the world’s largest spirits company).

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

Mr. Ross brings to the Board extensive real estate acquisition and development experience as well as project management and marketing expertise, which the Board believes qualifies him to serve as a member of the Board. In addition to his prior service on the Board, Mr. Ross continues to provide real estate consulting services to the Company.

Paul R. Zippwald

Paul R. Zippwald was Regional Vice President and Head of Commercial Banking for Bank of America NT&SA, North Orange County, California, for more than five years prior to his retirement in July 1992. Mr. Zippwald is currently retired. He is a graduate of the Graduate School of Credit and Financial Management at the Amos Tuck School of Business Administration of Dartmouth College and also holds a graduate degree from the American Institute of Banking.

Mr. Zippwald brings to the Board a background and expertise in banking and investment advisory services. The Board believes that Mr. Zippwald is qualified to serve as a director of the Company due to his business expertise and executive managerial experience. Mr. Zippwald also qualifies as an audit committee financial expert and is financially sophisticated within the meaning of the NASDAQ Listing Rules.

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

Identification of Executive Officers

For information relating to the age, term of office, periods of service and family relationships for each executive officer, see the section entitled “Executive Officers of the Registrant” in PART I, ITEM 1 of this Annual Report on Form 10-K. Following the passing of Hugh Wm. Bridgford on January 12, 2018, the Company has four executive officers. The Company’s four executive officers are members of and constitute the Company’s Executive Committee. The Executive Committee acts in the capacity of Chief Executive Officer of the Company.

Executive Officers

A biographical summary regarding William L. Bridgford, Raymond F. Lancy and John V. Simmons is set forth above under the caption “Directors.” Biographical information with respect to the Company’s other executive officers who served during fiscal year 2017 (including Hugh Wm. Bridgford who passed away on January 12, 2018) is set forth below:

Allan L. Bridgford

Allan L. Bridgford, age 82, previously served as Senior Chairman of the Board from March of 2006 to October of 2011. From March of 1995 through March of 2006, Mr. Bridgford served as Chairman of the Board. He has been an employee of the Company since 1957, and reduced his work schedule to 80% in March of 2000, 60% in March of 2005 and 50% in November 2014. Mr. Bridgford’s base compensation was reduced by the same percentage as his regular work schedule reduction. Mr. Bridgford has also served as a member of the Executive Committee since 1972. He is a graduate of Stanford University with a degree in Economics.

Hugh Wm. Bridgford

Hugh Wm. Bridgford, age 86, has served as Vice President of the Company and Chairman of the Executive Committee since March of 1995. He previously served as Chairman of the Board of Directors of the Company for more than five years and was a full time employee of the Company from 1955 through December 2010. Mr. Bridgford reduced his work schedule to 80% in January 2011, 60% in November 2012 and 40% in June 2016. He also served as a member of the Executive Committee since 1972. Mr. Bridgford is a graduate of Stanford University with a degree in Economics and completed the Executive Program at the University of California at Los Angeles Graduate School of Business.

Agreements or Understandings with Officers

There are no agreements or understandings pursuant to which any of the executive officers was or is selected to serve as an executive officer.

Section 16(a) Beneficial Ownership Reporting compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers, and holders of more than 10% of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Officers, directors and 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended November 3, 2017, all of the Company’s officers, directors and 10% shareholders complied with all applicable Section 16(a) filing requirements.

Corporate Governance

Controlled Company Status

The Company is considered a “controlled company” within the meaning of Rule 5615(c)(1) of the NASDAQ Listing Rules based on the approximate 78.8% ownership of the Company by Bridgford Industries Incorporated and is therefore exempted from certain independence requirements of the NASDAQ Listing Rules, including the requirement to maintain a majority of independent directors on the Company’s Board of Directors and certain requirements with respect to the committees of the Board. Nevertheless, the Board of Directors has determined that Messrs. Andrews, Scott, and Zippwald are “independent directors” within the meaning of Rule 5605 of the NASDAQ Listing Rules.

Board Committees

The Board of Directors maintains three committees, the Compensation Committee, the Audit Committee and the Nominating Committee.

Compensation Committee

The Compensation Committee currently consists of three members, including Messrs. Zippwald (Chairman), Andrews and Scott. Each of the current members of the Compensation Committee is a non-employee director, and notwithstanding that the Company is a “controlled company” within the meaning of the NASDAQ Listing Rules, each member is independent as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. The Compensation Committee is responsible for establishing and administering the Company’s compensation arrangements for all executive officers.

Audit Committee

The Audit Committee currently consists of Messrs. Scott (Chairman), Andrews and Zippwald. The Audit Committee has been established in accordance with the rules and regulations of the SEC and each of the current members of the Audit Committee is an “independent director” as defined in Rule 5605(c)(2) of the NASDAQ Listing Rules. In addition, the Board has determined that Messrs. Andrews and Scott and Zippwald qualify as “audit committee financial experts” as such term is used in the rules and regulations of the SEC.”

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

Compensation Discussion and Analysis

Compensation Overview

This section provides information regarding the compensation paid to the Company’s “named executive officers” or “NEOs,” all of whom are members of the Executive Committee. The Company has historically been and continues to be principally managed by the Executive Committee. The Executive Committee, as a unit, serves as the Company’s “Chief Executive Officer.” Prior to the passing of Hugh Wm. Bridgford on January 12, 2018, the Executive Committee consisted of five members. The Executive Committee currently consists of the following four members:

●	Allan L. Bridgford, Vice President and Chairman of the Executive Committee
●	William L. Bridgford, Chairman of the Board (Principal Executive Officer)
●	John V. Simmons, President
●	Raymond F. Lancy, Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

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

Role of the Compensation Committee

The compensation of all NEOs and other executive officers is determined by the Compensation Committee. The Compensation Committee met one time during fiscal year 2017. The primary responsibilities of the Compensation Committee include, without limitation, the following:

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

Total Compensation for Executive Officers

The compensation packages offered to the Company’s executive officers are comprised of one or more of the following elements:

●	Base salary;
●	Discretionary cash bonuses; and
●	Post-retirement healthcare and pension benefits.

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

For fiscal year 2017, the Compensation Committee set a base salary of $5,187.50 per week for each Executive Committee member, reduced on a pro-rata basis for any member working less than a full time schedule. This change represented a 4% increase in the base salary compared to fiscal year 2016, which was derived from management’s assessment of the increase in the cost of living.

Discretionary Cash Bonuses

The Company’s policy is to make a significant portion of each NEO’s total compensation contingent upon the Company’s financial performance. The Compensation Committee believes that the payment of cash bonuses based on the Company’s financial success allows the Company to offer a competitive total compensation package despite relatively lower base salaries, while aligning a significant portion of executive compensation with the achievement of positive Company financial results. However, while the payment of these cash bonuses to the NEOs is generally correlated with the achievement of positive Company financial results, there are no specific performance targets communicated to the NEOs in advance, and the bonuses are ultimately paid at the discretion of the Compensation Committee after receiving input from the Chairman of the Board. For the fiscal year ended November 3, 2017, discretionary bonuses were awarded to the members of the Company’s Executive Committee as disclosed in detail in the Summary Compensation Table.

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

The Company provides post-retirement healthcare benefits for certain executives and their spouses (who are within fifteen years of age of the employee) who have reached normal retirement age. This coverage is secondary to Medicare. Coverage for spouses continues upon the death of the employee. The maximum benefit under the plan is $100,000 per year per retiree. The plan is subject to annual renewal by the Board of Directors and may be discontinued at the Board’s discretion. The plan was renewed for one year at the Board of Directors meeting held in December 2017. The combined gain on this plan during fiscal year 2017 was $160,000 for all active and retired participants.

The Company pays life and disability insurance premiums on policies for the Company’s President under which he is the named owner and beneficiary.

Employment Agreements

The Company currently does not have any employment, severance, change of control or similar agreements with any of its NEOs. Refer to the compensation discussion below for information on pension, deferred compensation, and benefit-related payments payable in the event of a qualifying event such as employment termination, disability, death, or sale/merger/acquisition.

Tax and Accounting Implications

The Compensation Committee is responsible for considering the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which in fiscal year 2017 provided that it could not deduct non-performance-based compensation of more than $1,000,000 that is paid to its executive officers. The Company believes that the compensation paid under the current management incentive programs is fully deductible for federal income tax purposes. In certain situations, the Compensation Committee may approve compensation that will not meet the requirements for deductibility in order to ensure competitive levels of compensation for its executives and to meet its obligations under the terms of various incentive programs. However, the issue of deductibility has not come before the Compensation Committee in recent years and is not expected to be a concern for the foreseeable future.

Summary Compensation Table

The table below provides summary information concerning cash and certain other compensation paid to or accrued for the Company’s NEOs during fiscal years 2016 and 2017, respectively. Each of the NEOs named below were also members of the Executive Committee during the referenced periods, which Committee acts in the capacity of Chief Executive Officer of the Company. See “Compensation Discussion and Analysis” for further discussion of compensation arrangements pursuant to which the amounts listed in the table below were paid or awarded and the criteria for such payment or award.

Name and Principal Position	Year	Base Salary($)(6)	Bonus($)	Stock Awards($)(1)	Option Awards($)(2)	Non-Equity Incentive Plan Compensation($)(3)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings($)(4)	All Other Compensation($)(5)	Total($)
Allan L. Bridgford Vice President	2017 2016	138,918 117,717	225,585 191,896	— —	— —	— —	— —	8,000 8,000	372,503 317,613
Hugh Wm. Bridgford(7) Vice President	2017 2016	111,134 111,730	180,468 230,275	— —	— —	— —	— —	19,000 18,600	310,602 360,605
William L. Bridgford Chairman of the Board	2017 2016	277,836 259,376	451,167 383,791	— —	— —	— —	— 318,203	19,000 18,600	748,003 979,970
John V. Simmons President	2017 2016	277,836 259,376	451,167 383,791	— —	— —	— —	— 90,719	43,376 42,976	772,379 776,863
Raymond F. Lancy Chief Financial Officer	2017 2016	277,836 259,376	451,167 383,791	— —	— —	— —	— 358,120	19,000 18,600	748,003 1,019,887

(1)	The Company did not grant any stock awards to any of the NEOs during fiscal years 2016 or 2017.

(2)	The Company did not grant any option awards to any of the NEOs during fiscal years 2016 or 2017.

(3)	The Company did not utilize any non-equity incentive plans in order to pay compensation to its NEOs in fiscal year 2017. While it is the Company’s policy to provide each of the NEOs with an opportunity to earn cash bonuses that are correlated with the Company’s financial performance, the payment of the bonuses are ultimately subject to the discretion of the Compensation Committee. See “Compensation Discussion and Analysis – Total Compensation for Executive Officers – Discretionary Cash Bonuses.”

(4)	This column includes the aggregate positive change in actuarial present value of each NEO’s accumulated benefit under all defined benefit and supplemental pension plans. In accordance with SEC rules, to the extent the aggregate change in present value of all defined benefit and supplemental pension plans for a particular fiscal year would have been a negative amount, the amount has instead been reported as $0 and the aggregate compensation for the NEO in the “Total” column has not been adjusted to reflect the negative amount. In addition, to the extent that the change in present value of any particular defined benefit or supplemental pension plan for a particular year was a negative amount, the negative amount has not been used to offset the positive change in present value associated with the other applicable defined benefit or supplemental pension plans. The aggregate negative change in the present value of the non-qualified deferred compensation plan and pension and retirement benefits for certain NEOs in certain fiscal years was as follows: (i) fiscal year 2017 Allan L. Bridgford ($101,445) and Hugh Wm. Bridgford ($81,950), and (ii) fiscal year 2016 Allan L. Bridgford ($80,791) and Hugh Wm. Bridgford ($66,743).

(5)	Consists of matching contributions to the Bridgford Foods Retirement Savings 401(k) plan made by the Company on behalf of each of the NEOs, except Allan L. Bridgford, and an $8,000 payment to offset the negative impacts arising from the cancellation of supplemental executive health benefits. In addition, the amount for Mr. Simmons includes premiums in the amount of $24,376 for life and disability insurance policies issued for the benefit of Mr. Simmons and his designees.

(6)	Years 2016 was 52 weeks and 2017 was 53 weeks, respectively.

(7)	Hugh Wm Bridgford passed away on January 12, 2018.

Narrative to Summary Compensation Table

See “Compensation Discussion and Analysis” for further discussion of compensation arrangements pursuant to which amounts listed under the Summary Compensation Table were paid or awarded and the criteria for such payment or award.

Grants of Plan-Based Awards

There were no stock options, restricted stock, restricted stock units or equity or non-equity-based performance awards granted to the Company’s NEOs during fiscal years 2017 or 2016.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding options or stock awards held by any NEOs as of November 3, 2017.

Option Exercises and Stock Vested

There were no shares acquired upon the exercise of stock options or vesting of stock awards by any NEOs during fiscal years 2017 or 2016.

Pension Benefits

The tables below provide information concerning retirement plan benefits for each NEO and payments due upon certain termination scenarios.

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

Disability Benefits: A disability benefit is the accrued pension credited to a participant as of the date of disability.

The years of credited service, present value of accumulated plan benefits and payments made during the fiscal year were as follows:

For the Fiscal Year ended November 3, 2017:

Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Fiscal Year
Allan L. Bridgford	50	$888,214	$85,503
Hugh Wm. Bridgford	49	$820,986	$61,541
William L. Bridgford	44	$773,665	$—
John V. Simmons	38	$624,810	$—
Raymond F. Lancy	25	$561,579	$—

(1)	The assumed discount rate used was 3.65% to compute the present value of the accumulated benefit. The SOA RP-2014 Mortality (Total Dataset) with MP-2015 scaling was used and an expected return on assets of 7.00% was assumed.

For the Fiscal Year ended October 28, 2016:

Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Fiscal Year
Allan L. Bridgford	49	$989,659	$78,212
Hugh Wm. Bridgford	48	$902,936	$56,293
William L. Bridgford	43	$795,697	$—
John V. Simmons	37	$644,750	$—
Raymond F. Lancy	24	$575,490	$—

(1)	The assumed discount rate used was 3.40% to compute the present value of the accumulated benefit. The SOA RP-2014 Mortality (Total Dataset) with MP-2015 scaling was used and an expected return on assets of 7.00% was assumed.

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

Disability Benefits: A disability benefit is the vested percentage of SERP benefit credited to a participant as of the date of disability.

The present value of accumulated plan benefits and payments made during the fiscal year were as follows:

For the Fiscal Year ended November 3, 2017:

Name	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
Allan L. Bridgford	$—	$—
Hugh Wm. Bridgford	$—	$—
William L. Bridgford	$2,326,963	$—
John V. Simmons	$—	$—
Raymond F. Lancy	$2,326,963	$—

(1)	A 3.65% discount rate was used to compute the present values.

For the Fiscal Year ended October 28, 2016:

Name	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
Allan L. Bridgford	$—	$34,352
Hugh Wm. Bridgford	$—	$40,720
William L. Bridgford	$2,364,021	$—
John V. Simmons	$—	$—
Raymond F. Lancy	$2,364,021	$—

(1)	A 3.40% discount rate was used to compute the present values.

The following table estimates the present value of SERP benefits under different employment termination scenarios as of November 3, 2017:

Name	Present Value of Benefit Upon Voluntary Termination of Employment (1)	Present Value of Benefit if Disabled (1)	Present Value of Benefit Upon Death (1)	Present Value of Benefit Upon Involuntary Termination of Employment due to Sale/Merger/ Acquisition (1)
Allan L. Bridgford	$—	$—	$—	$—
Hugh Wm. Bridgford	$—	$—	$—	$—
William L. Bridgford (2)	$2,326,963	$2,326,963	$2,326,963	$2,326,963
John V. Simmons	$—	$—	$—	$—
Raymond F. Lancy (2)	$2,326,963	$2,326,963	$2,326,963	$2,326,963

(1)	In each scenario above, the benefit amount shown is calculated at November 3, 2017. A 3.65% discount rate was used to compute the present values. In the case of a voluntary termination, the participant shall be entitled to the vested portion of any such early retirement benefit but shall not commence receipt of such early retirement benefit until the commencement date following the date the participant would have attained the early retirement date had the participant remained employed by the Company. Upon a finding that the participant (or, after the participant’s death, a beneficiary) has suffered an unforeseeable emergency, the Committee may at the request of the participant or beneficiary, and subject to compliance with Internal Revenue Code Section 409A, accelerate distribution of benefits under the SERP in the amount reasonably necessary to alleviate such unforeseeable emergency.

(2)	Death benefits for William L. Bridgford and Raymond F. Lancy are paid in the form of a monthly annuity. The actual payment amount for William L. Bridgford and Raymond F. Lancy would be determined using a discount rate similar to the rate required for qualified plans. The rate assumed for these estimates is 3.65%.

The following table estimates future SERP payments under different termination scenarios as of November 3, 2017:

Name	Payment Upon Voluntary Termination of Employment	Payment if Disabled (1)	Death Benefit from Plan (2)	Involuntary Termination of Employment Due to Sale/Merger/ Acquisition
Allan L. Bridgford	—	—	—	—
Hugh Wm. Bridgford	—	—	—	—
William L. Bridgford	$16,666.67 per month for 180 months beginning on 11/03/17	$16,666.67 per month for 180 months commencing after disability	$16,666.67 per month for 180 months beginning just after death	Lump Sum payment due at termination of $2,326,963
John V. Simmons	—	—	—	—
Raymond F. Lancy	$16,666.67 per month for 180 months beginning on 11/03/17	$16,666.67 per month for 180 months commencing after disability	$16,666.67 per month for 180 months beginning just after death	Lump Sum payment due at termination of $2,326,963

(1)	Disability amount is decreased by any Company paid disability insurance policies, Social Security disability benefits, or other Federal or State disability programs. In the case of a voluntary termination, the participant shall be entitled to the vested portion of any such early retirement benefit but shall not commence receipt of such early retirement benefit until the commencement date following the date the participant would have attained the early retirement date had the participant remained employed by the Company. Upon a finding that the participant (or, after the participant’s death, a beneficiary) has suffered an unforeseeable emergency, the Committee may at the request of the participant or beneficiary, and subject to compliance with Internal Revenue Code Section 409A, accelerate distribution of benefits under the SERP in the amount reasonably necessary to alleviate such unforeseeable emergency.

(2)	Assumes death on November 3, 2017. The discount rate used to calculate the lump sum amount is 3.65%.

See “Compensation Discussion and Analysis – Total Compensation for Executive Officers — Pension and Retirement Benefits” for further discussion of the pension benefits contained in the tables above.

Non-Qualified Deferred Compensation

The table below provides information concerning deferred compensation plan benefits for each NEO during the fiscal year ended November 3, 2017.

Name	Executive Contributions in Fiscal Year	Company Contributions in Fiscal Year	Aggregate Earnings in Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Fiscal Year End
Allan L. Bridgford	$—	$—	$—	$—	$—
Hugh Wm. Bridgford	$—	$—	$—	$—	$—
William L. Bridgford	$—	$—	$—	$—	$—
John V. Simmons	$—	$—	$—	$—	$—
Raymond F. Lancy	$—	$—	$—	$—	$—

The table below provides information concerning deferred compensation plan benefits for each NEO during the fiscal year ended October 28, 2016.

Name	Executive Contributions in Fiscal Year	Company Contributions in Fiscal Year	Aggregate Earnings in Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Fiscal Year End
Allan L. Bridgford	$—	$—	$—	$49,261	$—
Hugh Wm. Bridgford	$—	$—	$—	$49,261	$—
William L. Bridgford	$—	$—	$—	$—	$—
John V. Simmons	$—	$—	$—	$—	$—
Raymond F. Lancy	$—	$—	$—	$—	$—

The following table estimates the present value of non-qualified deferred compensation benefits under different employment termination scenarios as of November 3, 2017:

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

Director Compensation

The table below summarizes the total compensation paid by the Company to directors who were not employees during fiscal year 2017. Directors who were employees did not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Todd C. Andrews	$22,700	$—	$—	$—	$—	$—		$22,700
Allan L. Bridgford, Jr.	$25,000	$—	$—	$—	$—	$1,283,436	(1)	$1,308,436
Keith A. Ross	$17,700	$—	$—	$—	$—	$323,839	(2)	$341,539
D. Gregory Scott	$22,900	$—	$—	$—	$—	$—		$22,900
Paul R. Zippwald	$17,700	$—	$—	$—	$—	$—		$17,700

(1)	Consists of (i) $250,200 paid and (ii) $1,033,236 to be paid over 3 years in equal annual installments to Allan L. Bridgford, Jr. for consulting services rendered to the Company. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE for further details.

(2)	Consists of $323,839 paid to Keith A. Ross for consulting services rendered to the Company. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE for further details.

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

The directors are not paid an annual retainer for their service on the Board. Instead, each non-employee director was paid $2,000 for each of the first two Board meetings attended during fiscal year 2017 and $2,100 for each subsequent Board meeting attended in fiscal year 2017. Members of the Audit Committee were paid $350 to $550 for each Audit Committee meeting attended in fiscal year 2017 depending on the length of the meeting. The members of the Compensation Committee were not paid any additional compensation for their service. In addition, the directors were not paid any additional compensation for their service on the Nominating Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of February 2, 2018 by each shareholder known by the Company to be the beneficial owner of more than 5% of the Company’s common stock, by each director and nominee for director, by each executive officer named in the Summary Compensation Table and by all executive officers and directors as a group. The information as to each person or entity has been furnished by such person or group.

Amount and Nature of Shares Beneficially Owned

Name and Address of Beneficial Owner(1)	Sole Voting and Investment Power	Shared Voting and Investment Power(2)	Total Beneficially Owned(3)	Percentage of Outstanding Shares Beneficially Owned(3)
Bridgford Industries Incorporated 1707 Good-Latimer Expressway Dallas, TX 75226	7,156,396	—	7,156,396	78.8%
Hugh Wm. Bridgford(4)	48,917	7,156,396	7,205,313	79.4%
Allan L. Bridgford	155,882	7,156,396	7,312,278	80.6%
Bruce H. Bridgford	3,448	7,156,396	7,159,844	78.9%
Baron R.H. Bridgford 170 North Green St. Chicago, IL 60607	1,654	7,156,396	7,158,050	78.9%
William L. Bridgford	12,517	7,156,396	7,168,913	79.0%
Allan L. Bridgford, Jr.	20,000	7,156,396	7,176,396	79.1%
Raymond F. Lancy	242	—	242	*
John V. Simmons 1707 Good-Latimer Expressway Dallas, TX 75226	363	—	363	*
Todd C. Andrews	200	—	200	*
D. Gregory Scott	8,550	—	8,550	*
Keith A. Ross	—	—	—	*
Paul R. Zippwald	1,452	—	1,452	*
All directors and executive officers as a group (11 persons)	7,409,621	7,156,396	7,409,621	81.6%

*	Represents ownership of less than one percent (1%) of the outstanding shares.

(1)	Unless otherwise indicated, the address of such beneficial owner is the Company’s principal executive offices, which are located at 1308 North Patt Street, Anaheim, California 92801.

(2)	Represents shares beneficially owned by Bridgford Industries Incorporated, a Delaware corporation (“BII”) as reported on Amendment No. 1 to Schedule 13D filed with the SEC on February 7, 2017. Other than ownership of these shares, BII does not presently have any significant business or assets. Allan L. Bridgford, Hugh Wm. Bridgford, William L. Bridgford, Bruce H. Bridgford, Baron R.H. Bridgford and Allan L. Bridgford, Jr. presently own 18.47%, 9.37%, 7.77%, 9.99%, 9.34% and 4.18%, respectively, of the outstanding voting capital stock of BII. The remaining shares of BII capital stock are owned of record, or beneficially, by 32 additional members of the Bridgford family. The officers of BII jointly vote all of the Company’s shares held by BII. With respect to Hugh Wm. Bridgford, such amount also includes 1,000 shares held by his wife.

(3)	Applicable percentage of ownership as of February 2, 2018 is based upon 9,076,832 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares shown as beneficially owned. Except as otherwise indicated, and subject to community property laws where applicable, to the knowledge of the Company the persons listed above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(4)	Hugh Wm. Bridgford passed away on January 12, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

The Company’s general legal counsel is the son of Allan L. Bridgford. For his legal counsel, he currently is paid a fee of $2,100 for each Board of Directors meeting attended. Total fees paid for attending Board of Directors meetings under this arrangement were $22,900 in fiscal year 2017 and $19,800 in fiscal year 2016. In addition, legal services are performed on behalf of the Company and billed by a firm in which he is a partner. Total fees billed for legal services under this arrangement for each of fiscal years 2017 and 2016 were approximately $131,000 and $163,000, respectively.

Director Allan L. Bridgford, Jr., son of the former senior chairman of the Board of Directors, is providing business consulting services to the Company. The arrangement currently provides for business consulting services at $1,200 per day. Total fees billed under this arrangement were approximately $250,000 in fiscal year 2017 and $139,000 in fiscal year 2016. In addition, under a separate consulting arrangement for 2017, we accrued approximately $1,033,000 of profit sharing based on fiscal year 2017 profitability to be paid out in equal installments over the next three years.

Director Keith A. Ross provides real-estate consulting services to the Company. The arrangement currently provides for consulting services at $250 per hour. Total fees paid as a consultant were $324,000 during fiscal year 2017.

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

Audit Fees

Fees charged by Squar Milner LLP for the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q for fiscal year 2017 were approximately $155,000. Fees charged by Squar Milner LLP for the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q for fiscal year 2016 were approximately $149,000.

Audit-Related Fees

Audit-related fees typically consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services may include consultations related to the Sarbanes-Oxley Act and consultations concerning financial accounting and reporting standards. There were no audit-related fees billed by Squar Milner LLP for fiscal year 2017 or fiscal year 2016.

Tax Fees

Tax fees are comprised of services that include assistance related to state tax compliance services and consultations regarding federal and state research and development tax credits. Approximately $11,000 was billed by Squar Milner LLP for tax consulting during fiscal 2017 and no tax fees were billed by Squar Milner LLP for fiscal year 2016.

All Other Fees

All other fees are comprised of fees for initial planning for certification of internal controls over financial reporting. No such fees were billed by Squar Milner LLP for fiscal year 2017 or fiscal year 2016.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT ACCOUNTANTS

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. During fiscal years 2017 and 2016, the Audit Committee approved all such services rendered by its independent registered public accountants. For audit services, the independent registered public accountants provide the Audit Committee with an audit plan including proposed fees in advance of the annual audit. The Audit Committee approves the plan and fees for the audit.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION

By:	/s/ WILLIAM L. BRIDGFORD
William L. Bridgford
Chairman of the Board

Date: March 13, 2018

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.3+	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William L. Bridgford.

31.4+	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Raymond F. Lancy.

+ Filed Herewith.

