Form 10-Q
period 2018-04-20
BRIDGFORD FOODS CORP
filed 2018-06-01
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 20, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

As of June 1, 2018, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Items 1 and 3 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 24

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	April 20, 2018	November 3, 2017
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$13,837	$12,109
Accounts receivable, less allowance for doubtful accounts of $176 and $30, respectively, and promotional allowances of $2,397 and $2,537, respectively	16,151	19,148
Inventories, less reserves of $238 and $358, respectively (Note 2)	24,419	23,016
Prepaid expenses and other current assets	823	1,550
Total current assets	55,230	55,823

Property, plant and equipment, net of accumulated depreciation and amortization of $65,246 and $63,722, respectively	21,546	18,571
Other non-current assets	13,477	13,111
Deferred income taxes (Note 5)	6,840	10,040
Total assets	$97,093	$97,545

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,095	$5,365
Accrued payroll, advertising and other expenses	4,562	4,555
Income taxes payable	1,202	216
Current portion of non-current liabilities	5,741	6,108
Total current liabilities	15,600	16,244

Non-current liabilities	22,448	25,263
Total liabilities	38,048	41,507

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000 shares; issued and outstanding –9,076 and 9,076 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	62,438	56,902
Accumulated other comprehensive loss	(20,825)	(18,296)
Total shareholders’ equity	59,045	56,038
Total liabilities and shareholders’ equity	$97,093	$97,545

See accompanying notes to condensed consolidated financial statements.

3 of 24

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	12 weeks ended		24 weeks ended
	April 20, 2018	April 14, 2017	April 20, 2018	April 14, 2017

Net sales	$37,900	$34,097	$79,092	$74,178
Cost of products sold	25,840	21,140	53,073	46,306

Gross margin	12,060	12,957	26,019	27,872

Selling, general and administrative expenses	11,613	10,952	23,484	22,421
Gain on sale of property, plant & equipment	(5,995)	(24)	(6,002)	(28)

Income before taxes	6,442	2,029	8,537	5,479
Provision for income taxes	1,808	714	5,530	1,690

Net income	$4,634	$1,315	$3,007	$3,789

Basic earnings per share	$0.52	$0.15	$0.35	$0.42

Shares used to compute basic earnings per share	9,077	9,077	9,077	9,077

See accompanying notes to condensed consolidated financial statements.

4 of 24

Item 1. c.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

As of April 20, 2018

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 3, 2017	9,076	$9,134	$8,298	$56,902	$(18,296)	$56,038
Net income	-	-	-	3,007	-	3,007
Reclassification upon early adoption of ASU 2018-02 (Note 5)	-	-	-	2,529	(2,529)	-
Balance, April 20, 2018	9,076	$9,134	$8,298	$62,438	$(20,825)	$59,045

See accompanying notes to condensed consolidated financial statements.

5 of 24

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	24 weeks ended
	April 20, 2018	April 14, 2017
Cash flows from operating activities:

Net income	$3,007	$3,789

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,835	1,459
Provision for losses on accounts receivable	152	14
Provision for (reduction in) promotional allowances	140	(173)
Gain on sale of property, plant and equipment	(6,002)	(28)
Deferred income taxes, net	3,200	-

Changes in operating assets and liabilities:

Accounts receivable	2,705	3,370
Inventories	(1,403)	5,754
Prepaid expenses and other current assets	727	(1,202)
Other non-current assets	(366)	(429)
Accounts payable	(1,270)	206
Accrued payroll, advertising and other expenses	(289)	1,040
Income taxes payable	986	-
Non-current liabilities	(2,815)	380

Net cash provided by operating activities	607	14,180

Cash provided by (used in) investing activities:
Proceeds from sale of property, plant and equipment	6,002	28
Additions to property, plant and equipment	(4,811)	(7,584)

Net cash provided by (used in) investing activities	1,191	(7,556)

Cash used in financing activities:
Payment of capital lease obligations	(70)	(68)

Net cash used in financing activities	(70)	(68)

Net increase in cash and cash equivalents	1,728	6,556

Cash and cash equivalents at beginning of period	12,109	6,985

Cash and cash equivalents at end of period	$13,837	$13,541

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,350	$2,543

See accompanying notes to condensed consolidated financial statements.

6 of 24

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except percentages, time periods, share and per share amounts)

Note 1 – Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve and twenty-four weeks ended April 20, 2018 and April 14, 2017 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2017 (as amended on Forms 10-K/A, the “Annual Report”) and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

The November 3, 2017 balance sheet amounts within these interim condensed consolidated financial statements were derived from the audited fiscal 2017 financial statements.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting periods. Some of the estimates needed to be made by management include the allowance for doubtful accounts, promotional and returns allowances, inventory reserves, the estimated useful lives of property, plant and equipment, and the valuation allowance for the Company’s deferred tax assets. Actual results could materially differ from these estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates. Market conditions and the volatility in stock markets may cause significant changes in the measurement of our pension fund liabilities and the performance of our life insurance policies in future periods.

Certain items in fiscal year 2017 have been reclassified to conform to the fiscal year 2018 presentation.

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses. The carrying amount of these instruments approximate fair market value due to their short-term maturity. As of, April 20, 2018, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with regards to its cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twenty-four weeks ended April 20, 2018 and April 14, 2017, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart
	Sales	AR
April 20, 2018	36.3%	34.1%
April 14, 2017	38.0%	38.8%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twenty-four weeks ended April 20, 2018 or the twenty-four weeks ended April 14, 2017.

On March 7, 2018, the Company sold a parcel of land in Chicago, Illinois for approximately $5,977. As a result, the Company recognized a non-recurring pre-tax gain on the sale of property for $5,977 in the second twelve weeks of fiscal year 2018. The cost basis of the land is insignificant. The gain is shown in the “Other” column in Note 4. Segment Information.

Subsequent events

Management has evaluated events subsequent to April 20, 2018 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

7 of 24

Basic earnings per share

Basic earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or convertible securities were outstanding as of April 20, 2018 or April 14, 2017.

Note 2 - Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited)
	April 20, 2018	November 3, 2017
Meat, ingredients and supplies	$7,407	$5,409
Work in progress	1,766	1,501
Finished goods	15,246	16,106
	$24,419	$23,016

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) and net realizable value. Costs related to warehousing, transportation and distribution to customers are considered when computing market value. Inventories include the cost of ingredients, labor and manufacturing overhead. We regularly review inventory quantities on hand and write down any excess or obsolete inventories to estimated net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or may need to be sold at reduced prices and could result in additional reserve provisions.

Note 3 - Contingencies and Commitments:

We invested in OTR (over-the-road) tractors financed by a capital lease obligation in the amount of $1,060 during fiscal 2012. The total capital lease obligation remaining for transportation equipment as of April 20, 2018 is $353. The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life.

The Company also leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. No material changes have been made to these agreements during the first twenty-four weeks of fiscal year 2018.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. The contracts are not material. These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period. No significant contracts remained unfulfilled at April 20, 2018. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

Expenditures for additions to property, plant and equipment during the first twenty-four weeks of fiscal year 2018 include initial payments of $2,200 on the purchase of smokehouses and chillers which will cost approximately $5,700.

Note 4 - Segment Information:

The Company has two reportable operating segments: Frozen Food Products (the processing and distribution of frozen products) and Snack Food Products (the processing and distribution of meat and other convenience foods).

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

8 of 24

The following segment information is presented for the twelve and twenty-four weeks ended April 20, 2018 and April 14, 2017.

Segment Information
Twelve weeks Ended April 20, 2018	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,010	$26,890	$-	$37,900
Cost of products sold	6,978	18,862	-	25,840
Gross margin	4,032	8,028	-	12,060
SG&A	3,367	8,246		11,613
Gain on sale of property, plant and equipment	-	(18)	(5,977)	(5,995)
Income (loss) before taxes	665	(200)	5,977	6,442

Total assets	$10,828	$51,777	$34,488	$97,093
Additions to PP&E	$176	$1,015	$-	$1,191

Twelve weeks Ended April 14, 2017	Frozen Food Products	Snack Food Products	Other		Totals
Sales	$10,817	$23,280		$-	$34,097
Cost of products sold	6,716	14,424		-	21,140
Gross margin	4,101	8,856		-	12,957
SG&A	3,386	7,566		-	10,952
Gain on sale of property, plant and equipment	-	(24)		-	(24)
Income before taxes	715	1,314		-	2,029

Total assets	$10,844	$37,486		$44,271	$92,601
Additions to PP&E	$79	$6,461	$		$6,540

Twenty-four weeks Ended April 20, 2018	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$21,601	$57,491	$-	$79,092
Cost of products sold	14,139	38,934	-	53,073
Gross margin	7,462	18,557	-	26,019
SG&A	6,757	16,727		23,484
Gain on sale of property, plant and equipment	(6)	(19)	(5,977)	(6,002)
Income before taxes	711	1,849	5,977	8,537

Total assets	$10,828	$51,777	$34,488	$97,093
Additions to PP&E	$301	$4,510	$-	$4,811

Twenty-four weeks Ended April 14, 2017	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$22,531	$51,647	$-	$74,178
Cost of products sold	14,080	32,226	-	46,306
Gross margin	8,451	19,421	-	27,872
SG&A	6,959	15,462	-	22,421
Gain on sale of property, plant and equipment	-	(28)	-	(28)
Income before taxes	1,492	3,987	-	5,479

Total assets	$10,844	$37,486	$44,271	$92,601
Additions to PP&E	$104	$7,480	$-	$7,584

9 of 24

Note 5 – Income Taxes:

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. tax code that will affect our fiscal year ending November 2, 2018, and future periods, including, but not limited to, (1) reducing the corporate federal income tax rate from 35% to 21%, (2) bonus depreciation that will allow for full expensing of qualified property in the year placed in service, and (3) the repeal of the domestic production activity deduction beginning with our fiscal year 2019. Section 15 of the Internal Revenue Code (the “Code”) stipulates that our fiscal year ending November 2, 2018 will have a blended corporate tax rate of 23.07%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.

Under U.S. GAAP specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017, for the Tax Act. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were re-measured based upon the new tax rates. The change in deferred taxes is recorded as an adjustment to our deferred tax provision.

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

The final accounting for the Tax Act is in process. We are able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

Corporate Tax Rate Reduction: The Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. This results in a blended corporate tax rate of 23.07% in fiscal year 2018 and 21% thereafter. We analyzed our deferred tax balances to estimate which of those balances are expected to reverse in fiscal 2018 or thereafter, and we re-measured the deferred taxes at 23.07% or 21% accordingly. In the twenty-four weeks ended April 20, 2018, we recorded a discrete net deferred income tax expense of $3.200 with a corresponding provisional reduction to our net deferred income tax assets. This estimate may change as we receive additional information about the timing of deferred income tax reversals.

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

The effective tax rate was 64.8% and 30.8% for the second quarter of fiscal 2018 and 2017, respectively. The remeasurement of deferred income taxes at newly enacted tax rates resulted in a $3,200 income tax expense or a 37.5% impact on the effective tax rate for the second quarter, and the newly enacted tax legislation resulted in a blended 23.07% statutory federal income tax rate for fiscal 2018. The effective tax rate for the second quarter of fiscal 2018 also reflects the impact of $1,640 of income tax expense or 19.2% related to tax on gain the on sale of a land parcel in Chicago, Illinois. Additionally, the effective tax rates for the second quarter of fiscal years 2018 and fiscal 2017 were impacted by such items as the domestic production deduction, non- taxable gains and losses on life insurance policies and state income taxes.

The Company adopted ASU 2018-02, Income Statement-Reporting Other Comprehensive Income (OCI) (Topic 220) in the twenty-four weeks ended April 20, 2018. As a result of the remeasurement of deferred tax assets related to the Tax Act we reclassified $2,529 from Other Comprehensive Income to Retained Earnings.

The components of the tax provision are as follows:

24 weeks ended
April 20, 2018
Tax provision at estimated annual effective rate	$690
Tax on sale of property- Chicago land parcel	1,640
Deferred income tax adjustment - OCI	2,529
Deferred income tax adjustment - Non-OCI	671
Provision for income taxes	$5,530

As of April 20, 2018, the Company did not have any outstanding federal or state, other than California, net operating loss carryforwards.

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

10 of 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Report. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K, as amended, for the fiscal year ended November 3, 2017 (the “Annual Report”). We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of April 30, 2018 was 4.08% as compared to 3.65% as of November 3, 2017. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve-weeks ended April 20, 2018 and April 14, 2017, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart
	Sales	AR
April 20, 2018	36.3%	34.1%
April 14, 2017	38.0%	38.8%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twenty-four weeks ended April 20, 2018 or the twenty-four weeks ended April 14, 2017.

11 of 24

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

Frozen Food Products Segment

Our Frozen Food Products segment primarily manufactures and distributes biscuits, bread dough items, roll dough items and shelf stable sandwiches. All items within this segment are considered similar products and have been aggregated at this level. Our frozen food business covers the United States. Products produced by the Frozen Food Products segment are generally supplied to food service and retail distributors who take title to the product upon shipment receipt through company leased long-haul vehicles. In addition to regional sales managers, we maintain a network of independent food service and retail brokers covering most of the United States. Brokers are compensated on a commission basis. We believe that our broker relationships, in close cooperation with our regional sales managers, are a valuable asset providing significant new product and customer opportunities. Regional sales managers perform several significant functions for us, including identifying and developing new business opportunities and providing customer service and support to our distributors and end purchasers through the effective use of our broker network.

12 of 24

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

Results of Operations for the Twelve-Weeks Ended April 20, 2018 and April 14, 2017

Net Sales-Consolidated

Net sales increased by $3,803 (11.2%) to $37,900 in the second twelve-week period of the 2018 fiscal year compared to the same twelve-week period in fiscal year 2017. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-3.9	(1,475)
Unit sales volume in pounds	12.5	4,701
Returns activity	-0.1	(129)
Promotional activity	2.7	706
Increase in net sales	11.2	3,803

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $193 (1.8%) to $11,010 in the second twelve-week period of the 2018 fiscal year compared to the same twelve-week period in fiscal year 2017. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	1.6	130
Unit sales volume in pounds	-2.2	(268)
Returns activity	0.2	25
Promotional activity	2.2	306
Increase in net sales	1.8	193

The increase in net sales for the twelve-weeks ended April 20, 2018 primarily relates to lower promotional activity and higher selling prices per pound as well as changes in product mix. The increase was partially offset by weak customer demand in the retail distribution channel for rolls, monkey bread and certain other bread products resulting in a combined 14% decline in volume. The food-service channel declined 4% due to high volume, low margin products being discontinued by significant operators. Sales of items designed to conform to strict school nutritional requirements declined after the requirements were relaxed. Changes in returns were insignificant compared to the same twelve-week period in the prior fiscal year.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, increased by $3,610 (15.5%) to $26,890 in the second twelve-week period of the 2018 fiscal year compared to the same twelve-week period in fiscal year 2017. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-6.4	(1,604)
Unit sales volume in pounds	19.7	4,969
Returns activity	-0.2	(153)
Promotional activity	2.4	398
Increase in net sales	15.5	3,610

13 of 24

Unit volume in pounds increased significantly in the beef products category. The volume of pork-based products was also higher compared to the prior fiscal twelve-week period. The weighted average selling price per pound decreased compared to the same twelve-week period in the prior fiscal year. Promotional offers decreased due to the timing of programs with significant customers. Returns activity was slightly higher compared to the same twelve-week period in the 2017 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $4,700 (22.2%) to $25,840 in the second twelve-week period of the 2018 fiscal year compared to the same twelve-week period in fiscal year 2017. The gross margin decreased from 38.0% to 31.8%.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	262	1.2	31
Snack Food Products Segment	4,438	21.0	1,067
Total	4,700	22.2	1,098

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $262 (3.9%) to $6,978 in the second twelve-week period of the 2018 fiscal year compared to the same twelve-week period in fiscal year 2017. Changes in product mix and lower overhead absorption were the primary contributing factors to this increase. The cost of purchased flour increased approximately $31 in the second twelve-week period of fiscal year 2018 compared to the same twelve-week period in fiscal year 2017.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $4,438 (30.8%) to $18,862 in the second twelve-week period of the 2018 fiscal year compared to the same twelve-week period in fiscal year 2017 due to a substantial increase in sales volume. Meat commodity costs continued to rise during the 2018 period contributing to the increase in cost of products sold. Higher health insurance costs and hourly wages impacted the cost of products sold. The cost of significant meat commodities increased approximately $1,067 in the second twelve-week period of fiscal year 2018 compared to the same period in fiscal year 2017.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $661 (6.0%) to $11,613 in the second twelve-week period of fiscal year 2018 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	April 20, 2018	April 14, 2017	Increase (Decrease)
Repairs and maintenance “SQF” expense	$411	$-	$411
Healthcare costs	721	410	311
Cash surrender value loss (gain)	162	(150)	312
Pension expense	285	566	(281)
Outside storage	33	189	(156)
Other SG&A	10,001	9,937	64
Total - SG&A	$11,613	$10,952	$661

Repairs and maintenance expense increased as the Company is gearing up its Chicago facility to comply with Food Safety Certification requirements created and managed by the SQF Institute. Healthcare costs have increased due to recent unfavorable claim activity. The cash surrender value of life insurance policies decreased substantially due to stock market losses compared to the same twelve-week period in fiscal year 2017. The decrease in pension costs was due to higher pension discount rates being used to compute the future liability estimate. Outside storage costs declined due to acquisition of a new facility currently being used to warehouse products prior to shipment. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were provision for doubtful accounts and workers’ compensation costs.

14 of 24

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $19 (0.6%) to $3,367 in the second twelve-week period of fiscal year 2018 compared to the same twelve-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower unit sales volume and lower product advertising.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $680 (9.0%) to $8,246 in the second twelve-week period of fiscal year 2018 compared to the same twelve-week period in the prior fiscal year. Most of the increase was due to higher unit sales volume, higher expenses related to repairs and maintenance for SQF certification as well as higher healthcare costs partially offset by lower pension expense.

Gain on Sale of Property, Plant and Equipment

On March 7, 2018, the Company sold a parcel of land in Chicago, Illinois for approximately $5,977 (net). As a result, the Company recognized a non-recurring pre-tax gain on the sale of property for $5,977 in the second twelve weeks of fiscal year 2018. The cost basis of the land is insignificant.

Income Taxes-Consolidated

Income tax for the twelve-weeks ended April 20, 2018 and April 14, 2017, respectively, was as follows:

	April 20, 2018	April 14, 2017
Provision for income taxes	$1,808	$714

Effective tax rate	28.1%	35.2%

We recorded a tax provision of $1,808 for the twelve-week period ended April 20, 2018, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective tax rate for the second quarter of 2018 reflects the impact of $1,640 of expense related to tax on the gain on sale of a land parcel in Chicago, Illinois discussed in Note 5. Income Taxes above. The effective income tax rate differed from the applicable mixed statutory rate of approximately 27.55% also due to non-taxable gains and losses on life insurance policies and domestic production activities deductions under Internal Revenue Code (“IRC”) Section 199.

Net Income-Consolidated

The net income of $4,634 in the twelve-weeks ended April 20, 2018 includes a non-recurring gain on the sale of property for $5,977 (before taxes) million and a non-taxable loss on life insurance policies in the amount of $162. The net income of $1,315 in the twelve-weeks ended April 14, 2017 includes a non-taxable gain on life insurance policies in the amount of $150. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

Results of Operations for the Twenty-Four Weeks Ended April 20, 2018 and April 14, 2017

Net Sales-Consolidated

Net sales increased by $4,914 (6.6%) to $79,092 in the twenty-four week period of the 2018 fiscal year compared to the same twenty-four week period in fiscal year 2017. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-1.6	(1,286)
Unit sales volume in pounds	6.9	5,561
Returns activity	-0.2	(229)
Promotional activity	1.5	868
Increase in net sales	6.6	4,914

15 of 24

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $930 (4.1%) to $21,601 in the twenty-four week period of the 2018 fiscal year compared to the same twenty-four-week period in fiscal year 2017. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	0.5	132
Unit sales volume in pounds	-5.7	(1,443)
Returns activity	-	9
Promotional activity	1.1	372
Decrease in net sales	-4.1	(930)

The decrease in net sales for the twenty-four weeks ended April 20, 2018 primarily relates to lower unit sales volume. Weak customer demand in the retail distribution channel for rolls, monkey bread and certain other bread products resulted in a combined 19% decline in volume. The food-service channel declined 5% due to high volume, low margin products being discontinued by significant operators. Sales of items designed to conform to strict school nutritional requirements declined after the requirements were relaxed. Changes in returns were insignificant compared to the same twenty-four-week period in fiscal year 2017 while promotional activity decreased due to lower sales volume.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, increased by $5,844 (11.3%) to $57,491 in the twenty-four week period of the 2018 fiscal year compared to the same twenty-four week period in fiscal year 2017. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-2.6	(1,419)
Unit sales volume in pounds	12.8	7,004
Returns activity	-0.2	(238)
Promotional activity	1.3	497
Increase in net sales	11.3	5,844

Unit volume in pounds increased significantly in the beef products category. The volume of pork-based products was also higher compared to the prior twenty-four week period. The weighted average selling price per pound decreased compared to the same twenty-four week period in fiscal year 2017. Promotional offers decreased due to the timing of programs with significant customers. Returns activity was slightly higher compared to the same twenty-four week period in the 2017 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $6,767 (14.6%) to $53,073 in the twenty-four week period of the 2018 fiscal year compared to the same twenty-four week period in fiscal year 2017. The gross margin decreased from 37.6% to 32.9%.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	59	0.1	101
Snack Food Products Segment	6,708	14.5	2,121
Total	6,767	14.6	2,222

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $59 (0.4%) to $14,139 in the twenty-four week period of the 2018 fiscal year compared to the same twenty-four week period in fiscal year 2017. Cost of products sold was higher due to higher commodity costs and changes in product mix partially offset by lower sales volume. Overhead spending decreased related to lower pension costs. The cost of purchased flour increased approximately $101 in the first twenty-four week period of fiscal year 2018 compared to the same twenty-four week period in fiscal year 2017.

16 of 24

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $6,708 (20.8%) to $38,934 in the twenty-four week period of the 2018 fiscal year compared to the same twenty-four week period in fiscal year 2017 due to a substantial increase in sales volume. Meat commodity costs continued to rise during the 2018 period contributing to the increase in cost of products sold. Higher workers’ compensation costs and hourly wages impacted the cost of products sold. The cost of significant meat commodities increased approximately $2,121 in the first twenty-four week period of fiscal 2018 compared to the same period in fiscal year 2017.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $1,063 (4.7%) to $22,421 in the twenty-four week period of fiscal year 2018 compared to the same twenty-four week period in fiscal year 2017. The table below summarizes the significant expense increases (decreases) included in this category:

	24 Weeks Ended		Expense
	April 20, 2018	April 14, 2017	Increase (Decrease)
Pension costs	$568	$1,126	$(558)
Repairs and maintenance “SQF” expense	447	-	447
Healthcare costs	1,336	957	379
Outside storage	62	424	(362)
Workers’ compensation cost	370	100	270
Product advertising	2,958	2,709	249
Wages and bonus	9,331	9,554	(223)
Other SG&A	8,412	7,551	861
Total - SG&A	$23,484	$22,421	$1,063

The decrease in pension costs was due to higher pension discount rates being used to compute the future liability estimate. Repairs and maintenance expense increased as the company is gearing up its Chicago facility to comply with Food Safety Certification requirements created and managed by the SQF Institute. Healthcare costs have increased due to recent unfavorable claim activity. Outside storage costs declined due to acquisition of a new facility currently being used to warehouse products prior to shipment. Workers’ compensation costs increased due to unfavorable trends in claims experience in the current fiscal year. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the first twenty-four weeks of fiscal 2018. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher provision for bad debts and travel and business expenses.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $202 (2.9%) to $6,757 in the twenty-four-week period of fiscal year 2018 compared to the same twenty-four week period in fiscal year 2017. The overall decrease in SG&A expenses was due to an increase in allocated cash surrender value gains and lower pension costs.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $1,265 (8.2%) to $16,727 in the twenty-four-week period of fiscal year 2018 compared to the same twenty-four-week period in fiscal year 2017. Most of the increase was due to higher sales, higher expenses related to licensing agreements and sales commissions, as well as higher workers’ compensation costs, partially offset by lower outside storage fees.

Gain on Sale of Property, Plant and Equipment

On March 7, 2018, the Company sold a parcel of land in Chicago, Illinois for approximately $5,977. As a result, the Company recognized a non-recurring pre-tax gain on the sale of property for $5,977 in the first twenty-four weeks of fiscal year 2018. The cost basis of the land is insignificant.

17 of 24

Income Taxes-Consolidated

Income tax for the twenty-four weeks ended April 20, 2018 and April 14, 2017, respectively, was as follows:

	April 20, 2018	April 14, 2017
Income tax provision	$5,530	$1,690

Effective tax rate	64.8%	30.8%

We recorded a tax provision of $5,530 for the twenty-four-week period ended April 20, 2018, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective tax rate for the second quarter of 2018 reflects impacts of the Tax Cuts and Jobs Act signed into law on December 22, 2017. These impacts include a $3,200 million expense related to the remeasurement of deferred taxes, as well as a blended 23.07% statutory federal income tax rate for fiscal 2018 compared to the 35% statutory federal income tax rate effective for the prior year. The rate also reflects impact of $1,640 million of expense related to tax on the gain on sale of a land parcel in Chicago, Illinois discussed in Note 5 - Income Taxes above. Additionally, the effective income tax rate also differed from the applicable mixed statutory rate of approximately 27.55% due to non- taxable gains and losses on life insurance policies and domestic production activities deductions under Internal Revenue Code (“IRC”) Section 199.

Net (Loss) Income-Consolidated

The net income of $3,007 in the twenty-four weeks ended April 20, 2018 includes a non-recurring gain on the sale of property for $5,977 (before taxes) and a non-taxable gain on life insurance policies in the amount of $366. The net income of $3,789 in the twenty-four weeks ended April 14, 2017 includes a non-taxable gain on life insurance policies in the amount of $429. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

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

Cash flows from operating activities for the twenty-four weeks ended:

	April 20, 2018	April 14, 2017
Net income	$3,007	$3,789

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,835	1,459
Provision for losses on (recovery on) accounts receivable	152	14
Provision for (reduction in) promotional allowances	140	(173)
Gain on sale of property, plant and equipment	(6,002)	(28)
Deferred income taxes, net	3,200	-
Changes in operating assets and liabilities:
Changes in operating working capital	(1,725)	9,119
Net cash provided by operating activities	$607	$14,180

For the twenty-four weeks ended April 20, 2018, net cash provided by operating activities was $607, $13,573 less cash provided than during the same period in fiscal year 2017. The net increase in cash provided by operating activities primarily related to collection of accounts receivable for $2,705, net income of $3,007 and deferred income taxes of $3,200 partially offset by a decrease in non-current liabilities of $2,815 and payments for estimated income taxes of $1,350. During the twenty-four week period ended April 20, 2018, we funded $601 towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements. The Company did not borrow against its line of credit with Wells Fargo Bank N.A. during the twenty-four weeks ended April 20, 2018.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 55 days for the twelve-week period ended April 20, 2018. The cash conversion cycle was similar to last year due to extended payment terms with significant customers.

18 of 24

For the twenty-four weeks ended April 14, 2017, net cash provided by operating activities was $14,180 primarily due to net income of $3,789 and a liquidation of inventory of $5,754 partially offset by estimated income tax payments of $2,543. During the twenty-four-week period ended April 14, 2017 we funded $601 towards our defined benefit pension plan.

Cash provided by (used in) investing activities for the twenty-four weeks ended:

	April 20, 2018	April 14, 2017
Proceeds from sale of property, plant and equipment	$6,002	$28
Additions to property, plant and equipment	(4,811)	(7,584)
Net cash provided by (used in) investing activities	$1,191	$(7,556)

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

The table below highlights additions to property, plant and equipment for the twenty-four weeks ended:

	April 20, 2018	April 14, 2017
Changes in projects in process	$2,839	$4,821
Building improvements	539	64
Direct store delivery and sales vehicles	624	479
Packaging lines	67	1,010
Computer software and hardware	-	337
Processing equipment	622	873
Forklifts	120	-
Additions to property, plant and equipment	$4,811	$7,584

Cash used in financing activities for the twenty-four weeks ended:

	April 20, 2018	April 14, 2017
Payment of capital lease obligations	(70)	(68)
Net cash used in financing activities	$(70)	$(68)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of April 20, 2018, 120,113 shares were still authorized for repurchase under the program.

We invested in OTR (over-the-road) tractors financed by a capital lease obligation in the amount of $1,060 during fiscal 2012. The total capital lease obligation remaining as of April 20, 2018 is $353. The capital lease arrangement replaced the long-standing month-to-month leases of transportation equipment.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2020. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or LIBOR plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $5,000. The Company was in compliance with all covenants as of April 20, 2018. There have been no borrowings under this line of credit during fiscal year 2018.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for the remainder of fiscal year 2018.

19 of 24

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which are either the retrospective approach or cumulative effect adjustment approach. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company anticipates using the modified retrospective transition method beginning with the first quarter of fiscal year 2019. The Company is completing its evaluation the full impact of adoption of this guidance and does not presently expect adoption to have a material impact on its consolidated financial statements aside from more detailed and improved disclosure requirements.

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

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses”, which requires a financial asset to be presented at the net carrying value which is the amount expected to be collected net of expected credit losses. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes – Classification of Certain Cash Receipts and Cash Payments”. The guidance involves eight specific cash flow issues and aims to unify accounting for these transactions. The guidance is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating this guidance and its impact on its results of operations or financial position.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The guidance allows reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the application of the U.S. Tax Cuts and Jobs Act. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 with early adoption permitted. The Company elected to early adopt this guidance during the quarter ended January 26, 2018. Adoption of this guidance had a material impact on Retained Earnings and Other Comprehensive Income (see Item 1.c.).

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended April 20, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

21 of 24

Part II. Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report should be considered with the information provided elsewhere in this Report, which could materially adversely affect our business, financial condition or results of operations. There have been no material changes to the risk factors as previously disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold or repurchased any equity securities during the period covered by this Report.

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended April 20, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 27, 2018 – February 23, 2018	-	$-	-	120,113
February 24, 2018 – March 23, 2018	-	-	-	120,113
March 24, 2018 – April 20, 2018	-	-	-	120,113
Total	-	$-	-

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended April 20, 2018.

(2)	All repurchases reflected in the foregoing table were made on the open market. Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005). Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock (“Stock”) issued by us in compliance with the requirements of Rule 10b5-1 under the Exchange Act. Commencing on October 27, 2017 and continuing through and including October 14, 2018, CGM shall act as our exclusive agent to purchase Stock under the Purchase Plan. This Purchase Plan supplements any purchases of common stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased. As of April 20, 2018, the total maximum number of shares that may be purchased under the Purchase Plan is 120,113 at a purchase price not to exceed $10.00 per share at a total maximum aggregate price (exclusive of commission) of $1,201,130.

22 of 24

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chairman of the Board (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

23 of 24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: June 1, 2018	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

24 of 24