Form 10-Q
period 2018-07-13
BRIDGFORD FOODS CORP
filed 2018-08-24
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 13, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 24, 2018, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Items 1 and 3 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 24

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	July 13, 2018	November 3, 2017
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$13,325	$12,109
Accounts receivable, less allowance for doubtful accounts of $29 and $30, respectively, and promotional allowances of $2,038 and $2,537, respectively	17,794	19,148
Inventories, less reserves of $247 and $358, respectively (Note 2)	24,693	23,016
Prepaid expenses and other current assets	112	1,550
Total current assets	55,924	55,823

Property, plant and equipment, net of accumulated depreciation and amortization of $65,984 and $63,722, respectively	25,676	18,571
Other non-current assets	11,901	13,111
Deferred income taxes (Note 5)	6,840	10,040
Total assets	$100,341	$97,545

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$6,719	$5,365
Accrued payroll, advertising and other expenses	4,833	4,555
Income taxes payable	1,029	216
Current portion of non-current liabilities	5,995	6,108
Total current liabilities	18,576	16,244

Non-current liabilities	21,272	25,263
Total liabilities	39,848	41,507

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000 shares; issued and outstanding –9,076 and 9,076 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	63,886	56,902
Accumulated other comprehensive loss	(20,825)	(18,296)
Total shareholders’ equity	60,493	56,038
Total liabilities and shareholders’ equity	$100,341	$97,545

See accompanying notes to condensed consolidated financial statements.

3 of 24

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	12 weeks ended		36 weeks ended
	July 13, 2018	July 7, 2017	July 13, 2018	July 7, 2017

Net sales	$38,468	$36,609	$117,560	$110,787
Cost of products sold	26,034	22,590	79,107	68,896

Gross margin	12,434	14,019	38,453	41,891

Selling, general and administrative expenses	10,730	10,941	34,214	33,362
Gain on sale of property, plant & equipment	-	(24)	(6,002)	(52)

Income before taxes	1,704	3,102	10,241	8,581
Provision for income taxes	256	1,043	5,786	2,733

Net income	$1,448	$2,059	$4,455	$5,848

Basic earnings per share	$0.16	$0.22	$0.49	$0.64

Shares used to compute basic earnings per share	9,077	9,077	9,077	9,077

See accompanying notes to condensed consolidated financial statements.

4 of 24

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

As of July 13, 2018

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 3, 2017	9,076	$9,134	$8,298	$56,902	$(18,296)	$56,038
Net income	-	-	-	4,455	-	4,455
Reclassification upon early adoption of ASU 2018-02 (Note 5)	-	-	-	2,529	(2,529)	-
Balance, July 13, 2018	9,076	$9,134	$8,298	$63,886	$(20,825)	$60,493

See accompanying notes to condensed consolidated financial statements.

5 of 24

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	36 weeks ended
	July 13, 2018	July 7, 2017
Cash flows from operating activities:

Net income	$4,455	$5,848

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	2,598	2,130
Provision for losses on accounts receivable	5	26
Provision for (reduction in) promotional allowances	499	(166)
Gain on sale of property, plant and equipment	(6,002)	(52)
Deferred income taxes, net	3,200	-

Changes in operating assets and liabilities:

Accounts receivable	850	(2,096)
Inventories	(1,677)	3,953
Prepaid expenses and other current assets	1,438	13
Other non-current assets	1,210	(727)
Accounts payable	1,354	377
Accrued payroll, advertising and other expenses	248	1,985
Income taxes payable	813	-
Non-current liabilities	(3,991)	2,147

Net cash provided by operating activities	5,000	13,438

Cash provided by (used in) investing activities:
Proceeds from sale of property, plant and equipment	6,002	52
Additions to property, plant and equipment	(9,704)	(9,725)

Net cash used in investing activities	(3,702)	(9,673)

Cash used in financing activities:
Payment of capital lease obligations	(82)	(91)

Net cash used in financing activities	(82)	(91)

Net increase in cash and cash equivalents	1,216	3,674

Cash and cash equivalents at beginning of period	12,109	6,985

Cash and cash equivalents at end of period	$13,325	$10,659

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,407	$2,579

See accompanying notes to condensed consolidated financial statements.

6 of 24

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except percentages, time periods, share and per share amounts)

Note 1 – Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve and thirty-six weeks ended July 13, 2018 and July 7, 2017 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2017 (as amended on Form 10-K/A, the “Annual Report”) and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

The November 3, 2017 balance sheet amounts within these interim condensed consolidated financial statements were derived from the audited fiscal year 2017 financial statements.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting periods. Some of the estimates needed to be made by management include the allowance for doubtful accounts, promotional and returns allowances, inventory reserves, the estimated useful lives of property, plant and equipment, and the valuation allowance for the Company’s deferred tax assets. Actual results could materially differ from these estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates. Market conditions and the volatility in stock markets may cause significant changes in the measurement of our pension fund liabilities and the performance of our life insurance policies in future periods.

Certain items in fiscal year 2017 have been reclassified to conform to the fiscal year 2018 presentation.

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses. The carrying amount of these instruments approximate fair market value due to their short-term maturity. As of July 13, 2018, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with regard to its cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the thirty-six weeks ended July 13, 2018 and July 7, 2017, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
July 13, 2018	36.6%	34.4%	9.1%	23.9%
July 7, 2017	38.7%	48.1%	7.5%	15.6%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the thirty-six weeks ended July 13, 2018 or July 7, 2017.

On March 7, 2018, the Company sold a parcel of land in Chicago, Illinois for approximately $5,977. As a result, the Company recognized a non-recurring pre-tax gain on the sale of property for $5,977 in the thirty-six-week period ended July 13, 2018. The cost basis of the land is insignificant. The gain is shown in the “Other” column in Note 4 – Segment Information.

7 of 24

Subsequent events

Management has evaluated events subsequent to July 13, 2018 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

Basic earnings per share

Basic earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or convertible securities were outstanding as of July 13, 2018 or July 7, 2017.

Note 2 – Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited)
	July 13, 2018	November 3, 2017
Meat, ingredients and supplies	$7,980	$5,409
Work in progress	1,672	1,501
Finished goods	15,041	16,106
	$24,693	$23,016

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Costs related to warehousing, transportation and distribution to customers are considered when computing market value. Inventories include the cost of ingredients, labor and manufacturing overhead. We regularly review inventory quantities on hand and write down any excess or obsolete inventories to estimated net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or may need to be sold at reduced prices and could result in additional reserve provisions.

Note 3 – Contingencies and Commitments:

We invested in OTR (over-the-road) tractors financed by a capital lease obligation in the amount of $1,060 during fiscal year 2012. The total capital lease obligation remaining for transportation equipment as of July 13, 2018 is $341 for a contractual purchase obligation. The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life. As of July 13, 2018, the capital lease has expired and converted to a month-to-month rental. The specifics in the final stage of the capital lease program or any renewal are currently being negotiated.

The Company also leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. No material changes have been made to these agreements during the thirty-six weeks ended July 13, 2018.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. The contracts are not material. These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period. No significant contracts remained unfulfilled at July 13, 2018. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

Expenditures for additions to property, plant and equipment during the thirty-six weeks ended July 13, 2018 include initial payments of $4,800 on the purchase of smokehouses and chillers which will cost approximately $5,700.

8 of 24

Note 4 – Segment Information:

The Company has two reportable operating segments: Frozen Food Products (the processing and distribution of frozen food products) and Snack Food Products (the processing and distribution of meat and other convenience foods).

We evaluate each segment’s performance based on revenues and operating income. Selling, general and administrative (“SG&A”) expenses include corporate accounting, information systems, human resource management and marketing, which are managed at the corporate level. These activities are allocated to each operating segment based on revenues and/or actual usage. Assets managed at the corporate level have been included as “other” in the accompanying segment information.

The following segment information is presented for the twelve and thirty-six weeks ended July 13, 2018 and July 7, 2017.

Segment Information
Twelve weeks Ended July 13, 2018	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$9,574	$28,894	$-	$38,468
Cost of products sold	6,474	19,560	-	26,034
Gross margin	3,100	9,334	-	12,434
SG&A	3,004	7,726		10,730
Gain on sale of property, plant and equipment	-	-	-	-
Income before taxes	96	1,608	-	1,704

Total assets	$10,532	$57,529	$32,280	$100,341
Additions to PP&E	$251	$4,642	$-	$4,893

Twelve weeks Ended July 7, 2017	Frozen Food Products	Snack Food Products	Other		Totals
Sales	$10,200	$26,409		$-	$36,609
Cost of products sold	6,429	16,161		-	22,590
Gross margin	3,771	10,248		-	14,019
SG&A	3,348	7,593		-	10,941
Gain on sale of property, plant and equipment	-	(24)		-	(24)
Income before taxes	423	2,679		-	3,102

Total assets	$10,552	$46,444		$40,524	$97,520
Additions to PP&E	$156	$1,985	$		$2,141

Thirty-six weeks Ended July 13, 2018	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$31,175	$86,385	$-	$117,560
Cost of products sold	20,612	58,495	-	79,107
Gross margin	10,563	27,890	-	38,453
SG&A	9,761	24,453		34,214
Gain on sale of property, plant and equipment	(6)	(19)	(5,977)	(6,002)
Income before taxes	808	3,456	5,977	10,241

Total assets	$10,532	$57,529	$32,280	$100,341
Additions to PP&E	$552	$9,152	$-	$9,704

Thirty-six weeks Ended July 7, 2017	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$32,731	$78,056	$-	$110,787
Cost of products sold	20,510	48,386	-	68,896
Gross margin	12,221	29,670	-	41,891
SG&A	10,309	23,053	-	33,362
Gain on sale of property, plant and equipment	-	(52)	-	(52)
Income before taxes	1,912	6,669	-	8,581

Total assets	$10,552	$46,444	$40,524	$97,520
Additions to PP&E	$260	$9,465	$-	$9,725

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

Under U.S. GAAP, specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017, for the Tax Act. ASC Topic 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were re-measured based upon the new tax rates. The change in deferred taxes is recorded as an adjustment to our deferred tax provision.

The staff of the U.S. Securities and Exchange Commission has recognized the complexity of reflecting the impacts of the Tax Act and issued guidance in Staff Accounting Bulletin 118 (“SAB 118”), which clarifies accounting for income taxes under ASC Topic 740 if information is not yet available or complete and provides for up to a one-year period in which to complete the required analyses and accounting (the “measurement period”). SAB 118 describes three scenarios (or “buckets”) associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC Topic 740, based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted.

The final accounting for the Tax Act is in process. We are able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

Corporate Tax Rate Reduction: The Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. This results in a blended corporate tax rate of 23.07% in fiscal year 2018 and 21% thereafter. We analyzed our deferred tax balances to estimate which of those balances are expected to reverse in fiscal 2018 or thereafter, and we re-measured the deferred taxes at 23.07% or 21% accordingly. In the thirty-six weeks ended July 13, 2018, we recorded a discrete net deferred income tax expense of $3,200 with a corresponding provisional reduction to our net deferred income tax assets. This estimate may change as we receive additional information about the timing of deferred income tax reversals.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimates, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate such impacts.

The effective tax rate was 56.5% and 31.8% for the third quarter of fiscal 2018 and 2017, respectively. The remeasurement of deferred income taxes at newly enacted tax rates resulted in a $3,200 income tax expense or a 37.5% impact on the effective tax rate for the first quarter, and the newly enacted tax legislation resulted in a blended 23.07% statutory federal income tax rate for fiscal 2018. The effective tax rate for the third quarter of fiscal 2018 also reflects the impact of $1,640 of income tax expense or 19.2% related to tax on the gain on sale of a land parcel in Chicago, Illinois. Additionally, the effective tax rates for the third quarter of fiscal years 2018 and 2017 were impacted by such items as the domestic production deduction, non-taxable gains and losses on life insurance policies and state income taxes.

The Company adopted ASU 2018-02, Income Statement-Reporting Other Comprehensive Income (OCI) (Topic 220) in the thirty-six weeks ended July 13, 2018. As a result of the remeasurement of deferred tax assets related to the Tax Act, we reclassified $2,529 from Other Comprehensive Income to Retained Earnings.

The components of the tax provision are as follows:

36 weeks ended
July 13, 2018
Tax provision at estimated annual effective rate	$946
Tax on sale of property- Chicago land parcel	1,640
Deferred income tax adjustment - OCI	2,529
Deferred income tax adjustment - Non-OCI	671
Provision for income taxes	$5,786

As of July 13, 2018, the Company did not have any outstanding federal or state, other than California, net operating loss carryforwards.

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

Critical Accounting Policies and Management Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the respective reporting periods. Some of the estimates needed to be made by management include the allowance for doubtful accounts, promotional and returns allowances, inventory reserves, the estimated useful lives of property and equipment, and the valuation allowance for the Company’s deferred tax assets. Actual results could materially differ from these estimates. We determine the amounts to record based on historical experience and various other assumptions that we view as reasonable under the circumstances and consider all relevant available information. The results of this analysis form the basis for our conclusion as to the value of assets and liabilities that are not readily available from other independent sources. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates.

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of July 31, 2018 was 4.08% as compared to 4.10% as of November 3, 2017.  The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the thirty-six weeks ended July 13, 2018 and July 7, 2017, respectively.

11 of 24

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
July 13, 2018	36.6%	34.4%	9.1%	23.9%
July 7, 2017	38.7%	48.1%	7.5%	15.6%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the thirty-six weeks ended July 13, 2018 or the thirty-six weeks ended July 7, 2017.

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

Overview of Reporting Segments

We operate in two business segments – the processing and distribution of frozen food products (the Frozen Food Products segment), and the processing and distribution of snack food products (the Snack Food Products segment). For information regarding the separate financial performance of the business segments refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Report. We manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products and beef jerky.

12 of 24

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

Results of Operations for the Twelve-Weeks Ended July 13, 2018 and July 7, 2017

Net Sales-Consolidated

Net sales increased by $1,859 (5.1%) to $38,468 in the third twelve-week period of the 2018 fiscal year compared to the same twelve-week period in fiscal year 2017. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-7.3	(2,874)
Unit sales volume in pounds	11.5	4,501
Returns activity	-0.1	(57)
Promotional activity	1.0	289
Increase in net sales	5.1	1,859

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $626 (6.1%) to $9,574 in the third twelve-week period of the 2018 fiscal year compared to the same twelve-week period in fiscal year 2017. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-2.9	(334)
Unit sales volume in pounds	-4.6	(526)
Returns activity	-0.1	(9)
Promotional activity	1.5	243
Decrease in net sales	-6.1	(626)

The decrease in net sales for the twelve-weeks ended July 13, 2018 primarily relates to lower unit sales volume combined with lower selling prices as well as changes in product mix. The decrease was due to weak customer demand in the retail distribution channel for rolls, monkey bread and certain other bread products resulting in a combined 26% decline in volume. The food-service channel declined 5% due to high volume, low margin products being discontinued by significant operators. Sales of items designed to conform to strict school nutritional requirements declined after the requirements were relaxed. Changes in returns were insignificant compared to the same twelve-week period in the prior fiscal year.

13 of 24

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $2,485 (9.4%) to $28,894 in the third twelve-week period of the 2018 fiscal year compared to the same twelve-week period in fiscal year 2017. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-9.2	(2,541)
Unit sales volume in pounds	18.1	5,028
Returns activity	0.1	(48)
Promotional activity	0.4	46
Increase in net sales	9.4	2,485

Unit volume in pounds increased significantly in the beef products category. The volume of pork-based products was also higher compared to the prior fiscal twelve-week period. The weighted average selling price per pound decreased compared to the same twelve-week period in the prior fiscal year due to lower per pound selling prices for larger package sizes. Promotional offers decreased slightly due to the timing of programs with significant customers. Returns activity was slightly lower compared to the same twelve-week period in the 2017 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $3,444 (15.2%) to $26,034 in the third twelve-week period of the 2018 fiscal year compared to the same twelve-week period in fiscal year 2017. The gross margin decreased from 38.3% to 32.3%.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	45	0.2	53
Snack Food Products Segment	3,399	15.0	303
Total	3,444	15.2	356

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $45 (0.7%) to $6,474 in the third twelve-week period of the 2018 fiscal year compared to the same twelve-week period in fiscal year 2017. Changes in product mix and lower overhead absorption were the primary contributing factors to this increase. The cost of purchased flour increased approximately $53 in the third twelve-week period of fiscal year 2018 compared to the same twelve-week period in fiscal year 2017.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $3,399 (21.0%) to $19,560 in the third twelve-week period of the 2018 fiscal year compared to the same twelve-week period in fiscal year 2017 due to a substantial increase in sales volume. Meat commodity costs continued to rise during the 2018 period contributing to the increase in cost of products sold. Higher utility costs and hourly wages impacted the cost of products sold. The cost of significant meat commodities increased approximately $303 in the third twelve-week period of fiscal year 2018 compared to the same period in fiscal year 2017.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses decreased by $211 (1.9%) to $10,730 in the third twelve-week period of fiscal year 2018 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	July 13, 2018	July 7, 2017	Increase (Decrease)
Cash surrender value gain	$(721)	$(298)	$(423)
Pension expense	284	569	(285)
Recovery on doubtful accounts	(147)	12	(159)
Other SG&A	11,314	10,658	656
Total - SG&A	$10,730	$10,941	$(211)

14 of 24

The cash surrender value of life insurance policies increased substantially due to stock market gains compared to the same twelve-week period in fiscal year 2017. The decrease in pension costs was due to higher pension discount rates being used to compute the future liability estimate. The recovery on doubtful accounts during the twelve-weeks ended July 13, 2018 was due to collection of customer accounts previously written off. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher outside consulting fees and healthcare costs.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $344 (10.3%) to $3,004 in the third twelve-week period of fiscal year 2018 compared to the same twelve-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower unit sales volume and lower product advertising.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $133 (1.8%) to $7,726 in the third twelve-week period of fiscal year 2018 compared to the same twelve-week period in the prior fiscal year. Most of the increase was due to higher unit sales volume, higher expenses related to repairs and maintenance for SQF certification as well as higher healthcare costs partially offset by lower pension expense.

Income Taxes-Consolidated

Income tax for the twelve-weeks ended July 13, 2018 and July 7, 2017, respectively, was as follows:

	July 13, 2018	July 7, 2017
Provision for income taxes	$256	$1,043

Effective tax rate	15.0%	33.6%

We recorded a tax provision of $256 for the twelve-week period ended July 13, 2018, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective tax rate for the third quarter of 2018 reflects the impact of $1,640 of expense related to tax on the gain on sale of a land parcel in Chicago, Illinois discussed in Note 5. Income Taxes above. The effective income tax rate differed from the applicable mixed statutory rate of approximately 27.55% also due to non-taxable gains and losses on life insurance policies and domestic production activities deductions under Internal Revenue Code (“IRC”) Section 199.

Net Income-Consolidated

The net income of $1,448 in the twelve-weeks ended July 13, 2018 includes a non-taxable gain on life insurance policies in the amount of $721. The net income of $2,059 in the twelve-weeks ended July 7, 2017 includes a non-taxable gain on life insurance policies in the amount of $298. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

Results of Operations for the Thirty-Six Weeks Ended July 13, 2018 and July 7, 2017

Net Sales-Consolidated

Net sales increased by $6,773 (6.1%) to $117,560 in the thirty-six-week period of the 2018 fiscal year compared to the same thirty-six-week period in fiscal year 2017. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-3.4	(4,073)
Unit sales volume in pounds	8.4	9,975
Returns activity	-0.1	(286)
Promotional activity	1.2	1,157
Increase in net sales	6.1	6,773

15 of 24

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $1,556 (4.8%) to $31,175 in the thirty-six-week period of the 2018 fiscal year compared to the same thirty-six-week period in fiscal year 2017. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-0.6	(222)
Unit sales volume in pounds	-5.3	(1,948)
Returns activity	-	-
Promotional activity	1.1	614
Decrease in net sales	-4.8	(1,556)

The decrease in net sales for the thirty-six weeks ended July 13, 2018 primarily relates to lower unit sales volume. Weak customer demand in the retail distribution channel for rolls, monkey bread and certain other bread products resulted in a combined 20% decline in volume. The food-service channel declined 5% due to high volume, low margin products being discontinued by significant operators. Sales of items designed to conform to strict school nutritional requirements declined after the requirements were relaxed. Changes in returns were insignificant compared to the same thirty-six-week period in fiscal year 2017 while promotional activity decreased due to lower sales volume.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment, increased by $8,329 (10.7%) to $86,385 in the thirty-six-week period of the 2018 fiscal year compared to the same thirty-six-week period in fiscal year 2017. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-4.7	(3,851)
Unit sales volume in pounds	14.5	11,923
Returns activity	-0.1	(286)
Promotional activity	1.0	543
Increase in net sales	10.7	8,329

Unit volume in pounds increased significantly in the beef products category. The volume of pork-based products was also higher compared to the prior thirty-six-week period. The weighted average selling price per pound decreased compared to the same thirty-six-week period in fiscal year 2017 due to lower per pound selling prices for larger package sizes. Promotional offers decreased due to the timing of programs with significant customers. Returns activity was slightly higher compared to the same thirty-six-week period in the 2017 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $10,211 (14.8%) to $79,107 in the thirty-six-week period of the 2018 fiscal year compared to the same thirty-six-week period in fiscal year 2017. The gross margin decreased from 37.8% to 32.7%.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	102	0.1	154
Snack Food Products Segment	10,109	14.7	2,424
Total	10,211	14.8	2,578

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $102 (0.5%) to $20,612 in the thirty-six-week period of the 2018 fiscal year compared to the same thirty-six-week period in fiscal year 2017. Cost of products sold was higher due to higher commodity costs and changes in product mix partially offset by lower sales volume. Overhead spending decreased related to lower pension costs. The cost of purchased flour increased approximately $154 in the thirty-six-week period of fiscal year 2018 compared to the same thirty-six-week period in fiscal year 2017.

16 of 24

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $10,109 (20.9%) to $58,495 in the thirty-six-week period of the 2018 fiscal year compared to the same thirty-six-week period in fiscal year 2017 due to a substantial increase in sales volume. Meat commodity costs continued to rise during the 2018 period contributing to the increase in cost of products sold. Higher workers’ compensation costs and healthcare impacted the cost of products sold. The cost of significant meat commodities increased approximately $2,424 in the thirty-six-week period of fiscal year 2018 compared to the same period in fiscal year 2017.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative (“SG&A”) expenses increased by $852 (2.6%) to $34,214 in the thirty-six-week period of fiscal year 2018 compared to the same thirty-six-week period in fiscal year 2017. The table below summarizes the significant expense increases (decreases) included in this category:

	36 Weeks Ended		Expense
	July 13, 2018	July 7, 2017	Increase (Decrease)
Pension costs	$852	$1,695	$(843)
Repairs and maintenance “SQF” expense	555	-	555
Healthcare costs	1,794	1,295	499
Outside storage	95	575	(480)
Cash surrender value	(1,088)	(727)	(361)
Workers’ compensation cost	524	219	305
Wages and bonus	14,392	14,693	(301)
Product advertising	4,049	3,760	289
Travel	1,451	1,278	173
Other SG&A	11,590	10,574	1,016
Total - SG&A	$34,214	$33,362	$852

The decrease in pension costs was due to higher pension discount rates being used to compute the future liability estimate. Repairs and maintenance expense increased as the company’s Chicago facility now complies with Food Safety Certification requirements created and managed by the SQF Institute. Healthcare costs have increased due to recent unfavorable claim activity. Outside storage costs declined due to acquisition of a new facility currently being used to warehouse products prior to shipment. The cash surrender value of life insurance policies increased substantially due to stock market gains compared to the same twelve-week period in fiscal year 2017. Workers’ compensation costs increased due to unfavorable trends in claims experience in the current fiscal year. Lower profit sharing accruals resulted in lower wages and bonus expense in the first thirty-six weeks of the 2018 fiscal year compared to the same period in the prior year. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the thirty-six weeks of fiscal year 2018. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher fuel and repairs costs.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $548 (5.3%) to $9,761 in the thirty-six-week period of fiscal year 2018 compared to the same thirty-six-week period in fiscal year 2017. The overall decrease in SG&A expenses was due to lower sales volume, an increase in allocated cash surrender value gains and lower pension costs.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $1,400 (6.1%) to $24,453 in the thirty-six-week period of fiscal year 2018 compared to the same thirty-six-week period in fiscal year 2017. Most of the increase was due to higher sales, higher expenses related to licensing agreements and sales commissions, as well as higher workers’ compensation costs, partially offset by lower outside storage fees.

Gain on Sale of Property, Plant and Equipment

On March 7, 2018, the Company sold a parcel of land in Chicago, Illinois for approximately $5,977. As a result, the Company recognized a non-recurring pre-tax gain on the sale of property for $5,977 in the thirty-six weeks of fiscal year 2018. The cost basis of the land is insignificant.

17 of 24

Income Taxes-Consolidated

Income tax for the thirty-six weeks ended July 13, 2018 and July 7, 2017, respectively, was as follows:

	July 13, 2018	July 7, 2017
Income tax provision	$5,786	$2,733

Effective tax rate	56.5%	31.8%

We recorded a tax provision of $5,786 for the thirty-six-week period ended July 13, 2018, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective tax rate for the third quarter of 2018 reflects impacts of the Tax Cuts and Jobs Act signed into law on December 22, 2017. These impacts include a $3,200 million expense related to the remeasurement of deferred taxes, as well as a blended 23.07% statutory federal income tax rate for fiscal 2018 compared to the 35% statutory federal income tax rate effective for the prior year. The rate also reflects impact of $1,640 million of expense related to tax on the gain on sale of a land parcel in Chicago, Illinois discussed in Note 5 - Income Taxes above. Additionally, the effective income tax rate also differed from the applicable mixed statutory rate of approximately 27.55% due to non- taxable gains and losses on life insurance policies and domestic production activities deductions under Internal Revenue Code (“IRC”) Section 199.

Net Income-Consolidated

The net income of $4,455 in the thirty-six weeks ended July 13, 2018 includes a non-recurring gain on the sale of property for $5,977 (before taxes) and a non-taxable gain on life insurance policies in the amount of $1,088. The net income of $5,848 in the thirty-six weeks ended July 7, 2017 includes a non-taxable gain on life insurance policies in the amount of $727. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We have remained free of interest bearing debt (excluding capital leases) for twenty-eight of the last twenty-nine years (with fiscal 2014 being the only exception) and we normally fund our operations from cash balances and cash flow generated from operations. Historically, we expect positive operating cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales. Anticipated commodity price trends may affect future cash balances. Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing.

Cash flows from operating activities for the thirty-six weeks ended:

	July 13, 2018	July 7, 2017
Net income	$4,455	$5,848

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,598	2,130
Provision for losses on accounts receivable	5	26
(Provision for) reduction in promotional allowances	499	(166)
Gain on sale of property, plant and equipment	(6,002)	(52)
Deferred income taxes, net	3,200	-
Changes in operating assets and liabilities:
Changes in operating working capital	245	5,652
Net cash provided by operating activities	$5,000	$13,438

For the thirty-six weeks ended July 13, 2018, net cash provided by operating activities was $5,000, $8,438 less cash provided than during the same period in fiscal year 2017. The net decrease in cash provided by operating activities primarily related to lower net income of $4,455 and deferred income taxes of $3,200 partially offset by a decrease in non-current liabilities of $3,991 and payments for estimated income taxes of $1,407. During the thirty-six-week period ended July 13, 2018, we funded $2,601 towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements. The Company did not borrow against its line of credit with Wells Fargo Bank N.A. during the thirty-six weeks ended July 13, 2018.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 63 days for the thirty-six-week period ended July 13, 2018. The cash conversion cycle was similar to last year.

18 of 24

For the thirty-six weeks ended July 7, 2017, net cash provided by operating activities was $13,438 primarily due to net income of $5,848 and a liquidation of inventory of $3,953 partially offset by estimated income tax payments of $2,579. During the thirty-six-week period ended July 7, 2017 we funded $601 towards our defined benefit pension plan.

Cash provided by (used in) investing activities for the thirty-six weeks ended:

	July 13, 2018	July 7, 2017
Proceeds from sale of property, plant and equipment	$6,002	$52
Additions to property, plant and equipment	(9,704)	(9,725)
Net cash used in investing activities	$(3,702)	$(9,673)

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

The table below highlights additions to property, plant and equipment for the thirty-six weeks ended:

	July 13, 2018	July 7, 2017
Changes in projects in process	$7,148	$6,554
Building improvements	492	101
Direct store delivery and sales vehicles	736	775
Packaging lines	140	1,020
Computer software and hardware	18	352
Processing equipment	758	866
Land	55	-
Building	107	-
Forklifts	206	11
Quality control	35	4
Temperature control	9	42
Additions to property, plant and equipment	$9,704	$9,725

Cash used in financing activities for the thirty-six weeks ended:

	July 13, 2018	July 7, 2017
Payment of capital lease obligations	(82)	(91)
Net cash used in financing activities	$(82)	$(91)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of July 13, 2018, 120,113 shares were still authorized for repurchase under the program.

We invested in OTR (over-the-road) tractors financed by a capital lease obligation in the amount of $1,060 during fiscal year 2012. The total capital lease obligation remaining for transportation equipment as of July 13, 2018 is $341 for a contractual purchase obligation. The lease arrangement also contains a variable component of seven cents per mile based on miles driven over the lease life. As of July 13, 2018, the capital lease has expired and converted to a month-to-month rental. The specifics in the final stage of the capital lease program or any renewal are currently being negotiated.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2020. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or LIBOR plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $7,500. The Company was in violation of the capital expenditure covenant which was subsequently waived by letter dated August 23, 2018. The Company was in compliance with all other covenants as of July 13, 2018. There have been no borrowings under this line of credit during fiscal year 2017.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for the remainder of fiscal year 2018.

19 of 24

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which are either the retrospective approach or cumulative effect adjustment approach. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company anticipates using the modified retrospective transition method beginning with the first quarter of fiscal year 2019. The Company is completing its evaluation of the full impact of adoption of this guidance and does not presently expect adoption to have a material impact on its consolidated offinancial statements aside from more detailed and improved disclosure requirements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The guidance allows reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the application of the U.S. Tax Cuts and Jobs Act. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 with early adoption permitted. The Company elected to early adopt this guidance during the quarter ended January 26, 2018. Adoption of this guidance had a material impact on Retained Earnings and Other Comprehensive Income (see Item 1.c.) of this Report.

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 13, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information regarding repurchases by us of our common stock, for each of the three four-week periods included in the interim twelve-week period ended July 13, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 21, 2018 – May 18, 2018	-	$-	-	120,113
May 19, 2018 – June 15, 2018	-	-	-	120,113
June 16, 2018 – July 13, 2018	-	-	-	120,113
Total	-	$-	-

(1)	The periods shown are the fiscal periods during the twelve-week quarter ended July 13, 2018.

(2)	All repurchases reflected in the foregoing table were made on the open market. Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in our Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and our Form 8-K filed on June 17, 2005). Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. Our Stock Purchase Plan (“Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of common stock issued by us in compliance with the requirements of Rule 10b5-1 under the Exchange Act. Commencing on October 27, 2017 and continuing through and including October 14, 2018, CGM shall act as our exclusive agent to purchase our common stock under the Purchase Plan. This Purchase Plan supplements any purchases of common stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased. As of July 13, 2018, the total maximum number of shares that may be purchased under the Purchase Plan is 120,113 at a purchase price not to exceed $10.00 per share at a total maximum aggregate price (exclusive of commission) of $1,201,130.

22 of 24

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chairman of the Board (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board (Principal Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

23 of 24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: August 24, 2018	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

24 of 24