Form 10-K
period 2018-11-02
BRIDGFORD FOODS CORP
filed 2019-01-18
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 2, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

The aggregate market value of voting stock held by non-affiliates of the registrant on April 20, 2018 was $24,940,000.

As of January 18, 2019, there were 9,076,832 shares of common stock outstanding.

Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held March 13, 2019 (the “Proxy Statement”) are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PART I

Item 1. Business

This Annual Report on Form 10-K (this “Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and Bridgford Foods Corporation intends that such forward-looking statements be subject to the safe harbors created thereby. Readers are cautioned that such statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; relationships with customers and suppliers; and other factors referenced in this Report.

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

Background of Business

Bridgford Foods Corporation (collectively with its subsidiaries, “Bridgford”, the “Company”, “we”, “our”), a California corporation, was organized in 1952. We originally began operations in 1932 as a retail meat market in San Diego, California and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat, and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. Currently, we and our subsidiaries are primarily engaged in the manufacturing, marketing and distribution of an extensive line of frozen and snack food products throughout the United States. We have not been involved in any bankruptcy, receivership, or similar proceedings since inception nor have we been party to any merger, acquisition, etc. or acquired or disposed of any material amounts of assets during the past five years other than those discussed in Item 7 of this Report. Substantially all of our assets have been acquired in the ordinary course of business.

Description of Business

Bridgford Foods Corporation currently operates in two business segments - the processing and distribution of frozen food products and the processing and distribution of snack food products. For information regarding the separate financial performance of the business segments refer to Note 7 of the Notes to Consolidated Financial Statements included in this Report.

The following table shows sales, as a percentage of consolidated sales, for each business segment during the last two fiscal years:

	2018	2017
Frozen Food Products	27%	29%
Snack Food Products	73%	71%
	100%	100%

We manufacture nearly all of our food products and distribute an extensive line of biscuits, bread dough items, roll dough items, dry sausage products and beef jerky. Our direct store delivery network consists of non-refrigerated snack food products. Our frozen food products division serves both food service and retail customers.

Although we have recently introduced several new products, most of these products have not contributed significantly to our revenue growth for the fiscal year 2018. Our sales are not subject to material seasonal variations. Historically we have been able to respond quickly to the receipt of orders and, accordingly, do not maintain a significant sales backlog. Neither Bridgford Foods Corporation nor its industry generally has unusual demands or restrictions on working capital items. During the last fiscal year, we did not enter into any new markets or any significant contractual or other material relationships.

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

The factors that contribute to higher or lower margins generated from each method of distribution depend upon the accepted selling price, level of involvement by our employees in setting up and maintaining displays, distance traveled, and fuel consumed by our company-owned fleet as well as freight and shipping costs depending on the distance the product travels to the delivery point. Management is continually evaluating the profitability of product delivery methods, analyzing alternate methods and weighing economic inputs to determine the most efficient and cost-effective method of delivery to fulfill the needs of our customers.

Major Product Classes

Frozen Food Products

Our frozen food products division serves both food service and retail customers. We sell approximately 140 unique frozen food products through approximately 1,190 wholesalers, cooperatives and distributors.

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

Snack Food Products

During fiscal year 2018, our snack food products division sold approximately 120 different items through customer-owned distribution centers and a direct-store-delivery network serving approximately 17,000 supermarkets, mass merchandise and convenience retail stores located in 49 states.

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

Importance of Key Customers

Sales to Wal-Mart® comprised 36.4% of revenues in fiscal year 2018 and 31.3% of total accounts receivable was due from Wal-Mart® as of November 2, 2018. Sales to Wal-Mart® comprised 37.7% of revenues in fiscal year 2017 and 36.9% of total accounts receivable was due from Wal-Mart® as of November 3, 2017. Sales to Dollar General® comprised 9.6% of revenues in fiscal year 2018 and 23.5% of total accounts receivable was due from Dollar General® as of November 2, 2018.

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

Employees

We had 544 employees as of November 2, 2018, approximately 41% of whose employment relationship is governed by collective bargaining agreements. These agreements currently expire between May 2019 and March 2022. We believe that our relationship with all of our employees is favorable and contracts will be settled favorably.

Executive Officers of the Registrant

The names, ages, and positions of all our executive officers as of January 18, 2019 are listed below. William L. Bridgford is the nephew of Allan L. Bridgford. Officers are normally appointed annually by the Board of Directors at their meeting immediately following the annual meeting of shareholders. Three executive officers are full-time employees of our company. Allan L. Bridgford worked 50% of full time during fiscal year 2018.

Name	Age	Position(s) with our company
Allan L. Bridgford	83	Vice President and member of the Executive Committee
William L. Bridgford	64	Chairman and member of the Executive Committee
John V. Simmons	63	President and member of the Executive Committee
Raymond F. Lancy	65	Chief Financial Officer, Executive Vice President, Treasurer and member of the Executive Committee

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

Our operations are subject to extensive inspection and regulation by the USDA, FDA and by other federal, state, and local authorities regarding the processing, packaging, storage, transportation, distribution, and labeling of products that are manufactured, produced and processed by us. Our processing facilities and products are subject to continuous inspection by the USDA and/or other federal, state, and local authorities. The USDA has issued strict regulations concerning the control of listeria monocytogenes in ready-to-eat meat and poultry products and contamination by food borne pathogens such as E. coli and salmonella and implemented a system of regulation known as the HACCP program. The HACCP program requires all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements. OSHA oversees safety compliance and establishes certain employer responsibilities to help “assure safe and healthful working conditions” and keep the workplace free of recognized hazards or practices likely to cause death or serious injury. We believe that we are currently in compliance with governmental laws and regulations and that we maintain necessary permits and licenses relating to our operations.

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

We could suffer significant reductions in revenues and operating income if we lost one or more of our largest customers, including Wal-Mart® and Dollar General®, which accounted for 36.5% and 9.6%, respectively, of sales in fiscal year 2018. Many of our customers, such as supermarkets, warehouse clubs, and food distributors have consolidated in recent years. Such consolidation has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories while demanding lower pricing and increased promotional programs. These customers also may use their shelf space for their own private label products. Failure to respond to these trends could reduce our volume and cause us to lower prices or increase promotional spending for our product lines which could adversely affect our profitability.

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

Item 3. Legal Proceedings

No material legal proceedings were pending against us as of November 2, 2018 or as of the date of filing of this Report. We are likely to be subject to claims arising from time to time in the ordinary course of our business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on us. Any adverse litigation trends and outcomes could significantly and negatively affect our financial results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Dividend Data

Our common stock is traded in the national over-the-counter market and is authorized for quotation on the Nasdaq Global Market under the symbol “BRID”.

As of January 17, 2019, there were 810 shareholders of record in our common stock.

The payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend upon future earnings, financial requirements, and other factors.

Unregistered Sales of Equity Securities

During the period covered by this Report, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities by the Issuer

During fiscal year 2018, we did not repurchase any shares of our common stock pursuant to our stock repurchase program previously authorized by the Board of Directors. The following table provides information regarding our repurchases of common stock in each of the four periods comprising the fourth quarter of fiscal year 2018.

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 13, 2018 – August 10, 2018	-	$-	-	120,113
August 11, 2018 – September 7, 2018	-	-	-	120,113
September 8, 2018 – October 5, 2018	-	-	-	120,113
October 6, 2018 – November 2, 2018	-	-	-	120,113
Total	-	$-	-

(1)	The periods shown are our fiscal periods during the sixteen-week quarter ended November 2, 2018.

(2)	All repurchases reflected in the foregoing table were made on the open market. Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005). Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. Our Stock Purchase Plan (the “Purchase Plan”) is administered by Citigroup Global Markets Inc. (“CGM”) for purchase of shares of our common stock in compliance with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”). Commencing on October 15, 2018 and continuing through and including October 14, 2019, CGM shall act as our exclusive agent to purchase shares of our common stock under the Purchase Plan. This Purchase Plan supplements any purchases of common stock by us “outside” of the Purchase Plan, which may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition, provided that no other Purchase Plan purchases are made on any day on which such a block is purchased. As of November 2, 2018, the total maximum number of shares that may be purchased under the Purchase Plan is 120,113 at a purchase price not to exceed $10.00 per share for a total maximum aggregate price (exclusive of commission) of $1,201,130.

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

Results of Operations (in thousands except percentages)

Fiscal Year Ended November 2, 2018 (52 weeks) Compared to Fiscal Year Ended November 3, 2017 (53 weeks)

Net Sales-Consolidated

Net sales in fiscal year 2018 increased $7,034 (4.2%) when compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-3.4	(6,097)
Unit sales volume in pounds	6.9	12,405
Returns activity	0.3	473
Promotional activity	0.4	253
Increase in net sales	4.2	7,034

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment in fiscal year 2018 decreased $1,815 (3.7%) compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-0.9	(495)
Unit sales volume in pounds	-3.6	(1,949)
Returns activity	-0.1	(23)
Promotional activity	0.9	652
Decrease in net sales	-3.7	(1,815)

The decrease in net sales in fiscal year 2018 was attributable to lower unit sales volumes. Weak customer demand in the retail distribution channel for rolls, monkey bread and certain other bread products resulted in a combined decrease of 24% in volume. Selling prices per pound decreased compared to the prior fiscal year.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment in fiscal year 2018 increased $8,849 (7.5%) compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-4.5	(5,602)
Unit sales volume in pounds	11.5	14,354
Returns activity	0.6	496
Promotional activity	-0.1	(399)
Increase in net sales	7.5	8,849

The increase in net sales in fiscal year 2018 was attributable to a significant increase in unit volume in pounds in the beef products category compared to fiscal year 2017. The volume of pork-based products was also higher compared to fiscal year 2017. Partially offsetting the volume increases, sales prices per pound declined due primarily to lower per pound selling prices for larger package sizes. Returns activity was lower as a percent of sales than the prior fiscal year due to favorable return trends and superior product quality. Promotional activity was slightly higher as a percent of sales due to timing of programs with significant customers compared to the prior fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations increased by $12,114 (11.5%) compared to the prior fiscal year. Higher unit sales volume in the Snack Food Products segment was the primary contributing factor to the increase in cost of products sold. Overhead spending increased due to significant increases in hourly wages, healthcare expenses and indirect operating supplies. Costs related to an additional production facility currently under construction also increased overhead expenses. Increases in meat commodity costs during fiscal year 2018 also contributed to the increase in cost of products sold as described in the segment analysis below. The gross margin decreased from 36.8% to 32.4% during fiscal year 2018 compared to the prior fiscal year.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	815	0.8	96
Snack Food Products Segment	11,299	10.7	1,845
Total	12,114	11.5	1,941

Cost of Products Sold and Gross Margin–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $815 (2.7%) to $30,992 in fiscal year 2018 compared to the prior fiscal year. Cost of products sold was higher due to higher commodity costs of approximately $96 and changes in product mix partially offset by lower sales volume. The gross margin percentage decreased from 38.5% to 34.4% during fiscal year 2018 compared to the prior fiscal year.

Cost of Products Sold and Gross Margin–Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $11,299 (15.0%) compared to the prior fiscal year due primarily to higher sales volume and higher meat commodity costs. The cost of meat commodities increased approximately $1,845 during fiscal year 2018 compared to the prior fiscal year. The gross margin earned in this segment decreased from 36.1% to 31.7% during fiscal year 2018 primarily as a result of lower per pound selling prices, higher overhead spending and higher commodity costs.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) in fiscal year 2018 increased $1,113 (2.3%) when compared to the prior fiscal year. The increase in this category did not directly correspond to the change in sales.

The table below summarizes the primary expense variances in this category:

	November 2, 2018 (52 Weeks)	November 3, 2017 (53 Weeks)	Expense Increase (Decrease)
Wages and bonus	$21,212	$22,248	$(1,036)
Pension costs	956	1,969	(1,013)
Healthcare costs	2,661	1,706	955
Repairs and maintenance “SQF” expense	567	-	567
Outside storage	135	671	(536)
Cash surrender value gains	(816)	(1,351)	535
Product advertising	6,136	5,688	448
Insurance	487	871	(384)
Travel	2,113	1,857	256
Workers’ compensation cost	587	351	236
Vehicles repairs	739	536	203
Outside consultants	1,885	1,718	167
Other SG&A	13,267	12,552	715
Total - SG&A	49,929	48,816	1,113

Lower profits and profit-sharing accruals resulted in lower wages and bonus expense in fiscal year 2018 compared to the prior year. The decrease in pension costs was due to higher pension discount rates being used to compute future liability estimates. Healthcare benefit expense has increased due to recent unfavorable claim activity compared to fiscal year 2017. Repairs and maintenance expense increased as the Company’s Chicago production facility now complies with Food Safety Certification requirements created and managed by the SQF Institute. Outside storage costs declined due to acquisition of a new facility currently being used to warehouse products prior to shipment. The gain on cash surrender value of life insurance policies was lower than fiscal year 2017 due to lower stock market gains. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during fiscal year 2018. Insurance costs decreased due to very low claim activity and the settlement of older larger claims. Travel expenses increased due to research related to construction of the new plant as well as increased travel by business development managers. Vehicle repairs expenses increased on long haul trucks and direct store delivery vehicles due to an increase in miles traveled and aging vehicles. Outside consultants expenses increased due to more frequent USDA inspection fees due to increased hours of operation at the Chicago location and increased inspection at the Statesville, North Carolina, location. The major components comprising the increase of “Other SG&A” expenses were higher vacation expense and property taxes.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $508 (3.4%) to $14,226 during fiscal year 2018 compared to the prior fiscal year. The overall decrease in SG&A expenses was due to lower unit sales volume in pounds partially offset by higher vehicle expenses for long-haul trucks and higher outside consulting fees for USDA inspections at the Statesville location.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $1,621 (4.8%) to $35,703 during fiscal year 2018 compared to the prior fiscal year. Most of the increase was due to higher unit sales volume in pounds.

Gain on Sale of Property, Plant and Equipment

On March 7, 2018, the Company sold a parcel of land in Chicago, Illinois for approximately $5,977 and recognized a non-recurring pre-tax gain in fiscal year 2018. The cost basis of the land was insignificant.

Income Taxes

The Company’s effective income tax rate was 49.1% and 31.6% in fiscal years 2018 and 2017, respectively. In fiscal year 2018, the effective income tax rate differed from the applicable mixed statutory rate of approximately 23.1% primarily due to tax reform adjustment of deferred income taxes, the Domestic Production Activities Deduction and a change in the liability on unrecognized benefits related to research and development tax credits (refer to Note 4 of Notes to the Consolidated Financial Statements for more information).

Liquidity and Capital Resources (in thousands except share amounts, percentages and ratios)

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver to customers. The Company did not borrow on the line of credit with Wells Fargo Bank, N.A. during fiscal 2018. There were no borrowings outstanding under this line of credit as of November 2, 2018. The Company was in compliance with all loan covenants under its line of credit except the capital expenditure maximum which was subsequently waived in a letter dated January 3, 2019. We typically fund our operations from cash balances and cash flow generated from operations. We normally expect positive operating cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales. We typically build inventories in the third quarter for anticipated promotional sales that occur in the fourth and first quarters. Anticipated commodity price trends may also affect cash balances. Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing or to meet customer demand.

Cash flows from operating activities:

	November 2, 2018 (52 Weeks)	November 3, 2017 (53 Weeks)

Net income	$6,496	$8,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,940	3,366
Provision for losses on accounts receivable	24	26
Provision for (reduction in) promotional allowances	94	(266)
Gain on sale of property, plant and equipment	(6,236)	(58)
Deferred income taxes, net	4,940	(490)
Changes in operating working capital	(993)	5,362
Net cash provided by operating activities	$8,265	$16,769

For the fifty-two weeks ended November 2, 2018, net cash provided by operating activities was $8,266, a decrease of $8,503 compared to the fifty-three weeks ended November 3, 2017. The net decrease in cash provided by operating activities primarily related to lower net income of $6,496 and deferred income taxes of $4,940 partially offset by a decrease in non-current liabilities of $3,669 and payments for estimated taxes of $1,726. During fiscal year 2018, we funded $3,150 towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 64 days for the fifty-two weeks ended November 2, 2018 and 73 days for the fifty-three weeks ended November 3, 2017. Significant customers increased the length of payment terms during fiscal year 2017 which increased the prior fiscal year’s cash conversion cycle.

For the fifty-three weeks ended November 3, 2017, net cash provided by operating activities was $16,769. This result was primarily related to net income and a reduction of inventory. During fiscal year 2017, we funded $1,150 towards our defined benefit pension plan.

Cash used in investing activities:

	November 2, 2018 (52 Weeks)	November 3, 2017 (53 Weeks)
Proceeds from sale of property, plant and equipment	$6,035	$58
Additions to property, plant and equipment	(18,147)	(11, 574)
Net cash used in investing activities	$(12,112)	$(11,516)

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

The table below highlights the additions to property, plant and equipment for the fifty-two and fifty-three weeks ended:

	November 2, 2018 (52 Weeks)	November 3, 2017 (53 Weeks)
Land	$55	$2,051
Building	141	3,975
Building improvements	702	1,533
Leasehold improvements	9	42
Temperature control	-	786
Processing equipment	7,915	1,031
Packaging lines	181	1,020
Vehicles for sales and/or delivery	953	1,081
Quality control and communication systems	43	121
Computer software and hardware	18	352
Forklifts	253	47
Change in projects in process	7,877	(465)
Additions to property, plant and equipment	$18,147	$11,574

Expenditures for additions to property, plant and equipment during the fifty-two weeks ended November 2, 2018 include projects in process of $7,615 related to the new facility in Chicago.

Cash used in financing activities:

	November 2, 2018 (52 Weeks)	November 3, 2017 (53 Weeks)
Payments of capital lease obligations	$(83)	$(129)
Net cash used in financing activities	$(83)	$(129)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of the end of fiscal year 2018, 120,113 shares were still authorized for repurchase under the program.

We invested in OTR (over-the-road) tractors during fiscal year 2012 financed by a capital lease obligation in the amount of $1,848. The total capital lease obligation was settled as of November 2, 2018 with no remaining lease liability. We bought several of the tractors and converted to month-to-month arrangements on other tractors as needed. We plan to invest in new capital lease arrangements in fiscal 2019.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2020. The line of credit was expanded from $5,000 to $7,500 during the first quarter of fiscal 2017. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or Libor plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $7,500. The Company was in violation of the capital expenditure covenant which was subsequently waived by letter dated January 3, 2019. The Company was in compliance with all other covenants as of November 2, 2018. There have been no borrowings under this line of credit during fiscal year 2018.

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A for up to $15,000 in equipment financing. Pursuant to the loan agreement, we borrowed $7,500 to purchase specific equipment for our new Chicago processing facility at a fixed rate of 4.13% per annum. The loan term is seven years and is secured by the purchased equipment. The funds were received on December 28, 2018. The master collateral loan and security agreement with Wells Fargo Bank, N.A. contains various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than 1.0 to 1.0 at each fiscal quarter end,
●	Net income after taxes not less than one dollar on a quarterly basis, determined as of each fiscal quarter end.

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

Management is of the opinion that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for fiscal year 2019.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

We have remained free of interest-bearing debt (excluding capital leases) for twenty-nine of the last thirty years (with fiscal year 2014 being the only exception) and had no other debt or other contractual obligations within the meaning of Item 303(a)(5) of Regulation S-K, as of November 2, 2018.

Our expected future liability related to construction of the new Chicago processing facility for the purchase of smokehouses and chillers is approximately $14,600 as of November 30, 2018.

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

Not applicable for a smaller reporting company.

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements required by this Item are set forth in Part IV, Item 15 of this Report.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law by the President on July 21, 2010, permanently exempts small public companies with less than $75 million in public float, such as the Company, from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. As a result, an attestation report on internal controls over financial reporting by an independent registered public accounting firm has not been presented. Section 404(a) is still effective for smaller public companies and requires the disclosure of management attestations on internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework (2013) and related illustrative documents as an update to Internal Control-Integrated Framework (1992). Management determined that the 17 principles were present and functioning during its assessment of the effectiveness of our internal controls. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting for our fiscal year ended November 2, 2018. Based on management’s assessment and the above-referenced criteria, management believes that the internal control over financial reporting for our fiscal year ended November 2, 2018 was effective.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended November 2, 2018 and is incorporated herein by reference. Information concerning our executive officers is set forth in Part I, Item 1 of this Report under the heading “Executive Officers of the Registrant”.

Item 11. Executive Compensation

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended November 2, 2018 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended November 2, 2018 and is incorporated herein by reference.

Equity Compensation Plan Information

Not applicable, as we do not have any compensation plans under which our equity securities are authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended November 2, 2018 and is incorporated herein by reference.

We are considered a “controlled company” within the meaning of Rule 5615(c)(1) of the NASDAQ Listing Rules based on the approximate 80% beneficial ownership of our outstanding common stock by Bridgford Industries Incorporated and are therefore exempted from various NASDAQ Listing Rules pertaining to certain “independence” requirements of our directors. Nevertheless, the Board of Directors has determined that Messrs. Andrews, Scott and Zippwald who together comprise the Audit Committee and the Compensation Committee, are all “independent directors” within the meaning of Rule 5605 of the NASDAQ Listing Rules.

Our general legal counsel is the son of the former senior chairman of the Board of Directors. As legal counsel to the Board and the Compensation Committee, he currently is paid a fee of $2,300 for each meeting attended. Total fees paid under this arrangement for fiscal year 2018 were approximately $22,600. Legal services are performed on our behalf and billed by a firm in which he is a partner. Total fees billed under this arrangement for fiscal year 2018 were approximately $172,600.

Director Allan Bridgford Jr., son of the former senior chairman of the Board of Directors, is providing consulting services to the Chicago plant and management. The contract on behalf of the Company with Allan Bridgford Jr. is for consulting services at $1,200 per day. Total fees billed under this arrangement for fiscal year 2018 were approximately $219,000. As a member of the Board of Directors, he was paid a fee of $2,300 for each meeting attended during fiscal year 2018. Total fees paid under this arrangement for fiscal year 2018 were $22,600. Under an arrangement with Allan Bridgford Jr., we accrued approximately $420,700 of profit sharing based on fiscal year 2018 profitability to be paid out in three installments equally over the next three years.

Director Keith Ross currently provides real estate consulting services to the Board and management. He was paid a fee of $2,300 for each Board meeting attended and was paid an aggregate of $20,300 for meetings attended during fiscal year 2018. Total fees paid during fiscal year 2018 for consulting services were $51,300.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended November 2, 2018 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. The following documents are filed as a part of this Report:

(2) Financial Statement Schedules

Not applicable for a smaller reporting company.

(3) Exhibits

(a) The exhibits below are filed or incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Articles of Incorporation, as amended.					X
3.2	Amended and Restated Bylaws.	10-K/A	000-02396	3.7	02/09/18
10.1*	Bridgford Foods Corporation Defined Benefit Pension Plan.					X
10.2*	Bridgford Foods Corporation Supplemental Executive Retirement Plan.					X
10.3*	Bridgford Foods Corporation Deferred Compensation Savings Plan.					X
21.1	Subsidiaries of the Registrant.					X
24.1	Power of Attorney (included as part of the signature page).					X
31.1	Certification of Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).					X
10.1 INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION

By:	/s/ WILLIAM L. BRIDGFORD
William L. Bridgford
Chairman of the Board

Date: January 18, 2019

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

Signature	Title	Date

/s/ WILLIAM L. BRIDGFORD	Chairman of the Board	January 18, 2019
William L. Bridgford	(Principal Executive Officer)

/s/ JOHN V. SIMMONS	President & Director	January 18, 2019
John V. Simmons

Chief Financial Officer, Executive Vice President,
/s/ RAYMOND F. LANCY	Treasurer & Director	January 18, 2019
Raymond F. Lancy	(Principal Financial and Accounting Officer)

/s/ BRUCE H. BRIDGFORD	Director	January 18, 2019
Bruce H. Bridgford

/s/ TODD C. ANDREWS	Director	January 18, 2019
Todd C. Andrews

/s/ ALLAN BRIDGFORD JR.	Director	January 18, 2019
Allan Bridgford Jr.

/s/ D. GREGORY SCOTT	Director	January 18, 2019
D. Gregory Scott

/s/ KEITH A. ROSS	Director	January 18, 2019
Keith A. Ross

/s/ PAUL R. ZIPPWALD	Director	January 18, 2019
Paul R. Zippwald

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Bridgford Foods Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation and its subsidiaries (the Company) as of November 2, 2018 and November 3, 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 2, 2018 and November 3, 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Squar Milner LLP

We have served as the Company’s auditor since 2009.

Irvine, California

January 18, 2019

BRIDGFORD FOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

November 2, 2018 and November 3, 2017

(in thousands, except per share amounts)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$8,179	$12,109
Accounts receivable, less allowance for doubtful accounts of $33 and $30, respectively and promotional allowances of $2,122 and $2,537, respectively	20,293	19,148
Inventories, net	23,413	23,016
Prepaid expenses	1,331	1,550
Total current assets	53,216	55,823

Property, plant and equipment, net of accumulated depreciation and amortization of $66,337 and $63,722, respectively	32,638	18,571
Other non-current assets	11,630	13,111
Deferred income taxes	4,010	10,040
Total assets	$101,494	$97,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,655	$5,365
Accrued payroll, advertising and other expenses	4,577	4,555
Income taxes payable	155	216
Current portion of non-current liabilities	5,980	6,108
Total current liabilities	18,367	16,244

Non-current liabilities	17,447	25,263
Total liabilities	35,814	41,507

Contingencies and commitments (Notes 3, 5 and 6)

Shareholders’ equity:
Preferred stock, without par value; Authorized, - 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; Authorized, - 20,000 shares; issued and outstanding – 9,076 and 9,076	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	65,948	56,902
Accumulated other comprehensive loss	(17,700)	(18,296)
Total shareholders’ equity	65,680	56,038
Total liabilities and shareholders’ equity	$101,494	$97,545

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended November 2, 2018 and November 3, 2017

(in thousands, except share and per share amounts)

	November 2, 2018	November 3, 2017
	(52 Weeks)	(53 Weeks)

Net sales	$174,257	$167,223

Cost of products sold	117,751	105,637

Gross margin	56,506	61,586

Selling, general and administrative expenses	49,929	48,816

Gain on sale of property, plant and equipment	(6,236)	(58)

Income before taxes	12,813	12,828

Provision for income taxes	6,296	3,999

Net income	$6,517	$8,829

Basic earnings per share	$0.72	$0.97

Shares used to compute basic earnings per share	9,076,832	9,076,832

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the fiscal years ended November 2, 2018 and November 3, 2017

(in thousands)

	November 2, 2018	November 3, 2017
	(52 Weeks)	(53 Weeks)
Net income	$6,517	$8,829
Other comprehensive income from defined benefit plans	3,610	12,832
Other postretirement benefit plans:
Actuarial gain	710	641
Prior service benefit	(174)	(190)
Other comprehensive income from other postretirement benefit plans, net	536	451

Other comprehensive income, before taxes	4,146	13,283

Tax expense on other comprehensive income	(1,021)	(4,983)

Change in other comprehensive income, net of tax	3,125	8,300

Comprehensive income, net of tax	$9,642	$17,129

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the fiscal years ended November 2, 2018 and November 3, 2017

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 28, 2016	9,076	$9,134	$8,298	$48,073	$(26,596)	$38,909
Net income				8,829		8,829
Net change in defined benefit plans and other benefit plans					8,300	8,300
Balance, November 3, 2017	9,076	$9,134	$8,298	$56,902	$(18,296)	$56,038
Net income				6,517		6,517
ASU 2018-02 (Note 1)				2,529	(2,529)	-
Net change in defined benefit plans and other benefit plans					3,125	3,125
Balance, November 2, 2018	9,076	$9,134	$8,298	$65,948	$(17,700)	$65,680

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended November 2, 2018 and November 3, 2017

(in thousands)

	November 2, 2018	November 3, 2017
	(52 Weeks)	(53 Weeks)

Cash flows from operating activities:
Net income	$6,517	$8,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,940	3,366
Provision for losses on accounts receivable	24	26
Provision for (reduction in) promotional allowances	94	(266)
Gain on sale of property, plant and equipment	(6,236)	(58)
Deferred income taxes, net	4,940	(490)
Tax valuation allowance	-	(77)
Changes in operating assets and liabilities:
Accounts receivable	(1,263)	(2,326)
Inventories	(397)	1,065
Prepaid expenses	219	(613)
Refundable income taxes	-	(703)
Other non-current assets	1,549	1,443
Accounts payable	2,291	1,280
Accrued payroll, advertising and other expenses	22	466
Income taxes payable	(61)	85
Current portion of non-current liabilities	295	1,916
Non-current liabilities	(3,669)	2,826
Net cash provided by operating activities	8,265	16,769
Cash used in investing activities:
Proceeds from sale of property, plant and equipment	6,035	58
Additions to property, plant and equipment	(18,147)	(11,574)
Net cash used in investing activities	(12,112)	(11,516)
Cash used in financing activities:
Payment of capital lease obligations	(83)	(129)
Net cash used in financing activities	(83)	(129)
Net (decrease) increase in cash and cash equivalents	(3,930)	5,124

Cash and cash equivalents at beginning of year	12,109	6,985
Cash and cash equivalents at end of year	$8,179	$12,109

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,726	$4,365

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share amounts, time periods, ratios and percentages)

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

Subsequent events

Management has evaluated events subsequent to November 2, 2018 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements. On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A for up to $15,000 in equipment financing. Pursuant to the loan agreement, we borrowed $7,500 to purchase specific equipment for our new Chicago processing facility at a fixed rate of 4.13% per annum. The loan term is seven years and is secured by the purchased equipment. The funds were received on December 28, 2018. The master collateral loan and security agreement with Wells Fargo Bank, N.A. contains various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than 1.0 to 1.0 at each fiscal quarter end,
●	Net income after taxes not less than one dollar on a quarterly basis, determined as of each fiscal quarter end.

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

We have significant accounts receivable with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. Sales to Wal-Mart® comprised 36.5% of revenues in fiscal year 2018 and 31.3% of total accounts receivable was due from Wal-Mart® as of November 2, 2018. Sales to Wal-Mart® comprised 37.7% of revenues in fiscal year 2017 and 36.5% of total accounts receivable was due from Wal-Mart as of ® November 3, 2017. Sales to Dollar General® comprised 9.6% of revenues in fiscal year 2018 and 23.5% of total accounts receivable was due from Dollar General® as of November 2, 2018.

Business segments

Our company and subsidiaries operate in two business segments - the processing and distribution of frozen foods products, and the processing and distribution of snack food products. See Note 7 for further information.

Fiscal year

We maintain our accounting records on a 52-53-week fiscal basis ending on the Friday closest to October 31. As part of the regular accounting cycle, fiscal year 2018 included 52 weeks and fiscal year 2017 included 53 weeks.

Revenues

Revenues are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through a Company owned direct store delivery system. These delivery costs, $3,883 and $3,556 for fiscal years 2018 and 2017, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements.

We record promotional and returns allowances based on recent and historical trends. Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product returns. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Promotional allowances deducted from sales for fiscal years 2018 and 2017 were $8,840 and $9,123, respectively.

Advertising expenses

Advertising and other promotional expenses are recorded as selling, general and administrative expenses. Advertising expenses for fiscal years 2018 and 2017 were $2,713 and $2,403, respectively.

Cash and cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills. Cash equivalents totaled $8,179 as of November 2, 2018 and $12,109 as of November 3, 2017. All material cash and cash equivalents as of November 2, 2018 were held at Wells Fargo Bank N.A.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or non-recurring basis for the fiscal years ended November 2, 2018 and November 3, 2017.

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

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Major renewals and improvements are charged to the asset accounts while the cost of maintenance and repairs is charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is credited or charged to income. Depreciation is computed on a straight-line basis over 10 to 20 years for buildings and improvements, 5 to 10 years for machinery and equipment, and 3 to 5 years for transportation equipment. We are building a processing plant from the ground up and as such have attributed longer useful lives to these types of assets employed at the new facility in Chicago.

Capital leases

Leased property and equipment that meet capital lease criteria are capitalized at the lower of the present value of the minimum payments required under the lease or the fair value of the asset at inception of the lease and are included within property, plant and equipment on the consolidated balance sheet. If any, obligations under capital leases are accounted for as current and noncurrent liabilities on the consolidated balance sheet. Amortization is calculated on a straight-line method based upon the shorter of the estimated useful life of the asset or the lease term.

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

Comprehensive income or loss

Comprehensive income or loss consists of net income and additional minimum pension liability adjustments.

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

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory”. The guidance is part of the “Simplification Initiative” to identify and re-evaluate areas where the generally accepted accounting principles may be complex and cumbersome to apply. The guidance requires that inventory be stated at the lower of cost and net realizable value as opposed to the lower of cost or market. Net realizable value is the estimated selling price for the inventory less completion, disposal and transportation costs. The guidance is effective for fiscal years beginning after December 15, 2016. Adoption of this guidance in the first quarter of fiscal 2018 did not have a material impact on the Company’s results of operations or financial position.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which will require a lessee to recognize assets and liabilities with lease terms of more than 12 months. Both capital and operating leases will need to be recognized on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating this statement and its impact on its results of operations or financial position.

In March 2016, the FASB issued ASU 2016-09 “Compensation-Stock Compensation” guidance which simplifies various aspects of the accounting for employee share-based payment transactions, including the accounting for income tax consequences, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. Adoption of this guidance in the first quarter of fiscal 2018 did not have a material impact on results of Company operations or financial position.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The guidance allows reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the application of the U.S. Tax Cuts and Jobs Act. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 with early adoption permitted. The Company elected to early adopt this guidance during the quarter ended January 26, 2018. Adoption of this guidance had a material impact on retained earnings and other comprehensive income (see the Consolidated Statements of Shareholders’ Equity contained in this Report).

NOTE 2 - Composition of Certain Financial Statement Captions:

	2018	2017
Inventories, net:
Meat, ingredients and supplies	$6,455	$5,409
Work in process	1,415	1,501
Finished goods	15,543	16,106
	$23,413	$23,016
Property, plant and equipment, net:
Land	$3,908	$3,853
Buildings and improvements	21,665	19,944
Machinery and equipment	57,593	50,352
Capital leased trucks	404	1,060
Transportation equipment	6,981	6,436
Construction in process	8,424	648
	98,975	82,293
Accumulated depreciation and amortization	(66,337)	(63,722)
	$32,638	$18,571

Other non-current assets:
Cash surrender value benefits	$11,624	$13,105
Other	6	6
	$11,630	$13,111
Accrued payroll, advertising and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$3,326	$3,252
Accrued advertising and broker commissions	489	576
Property taxes	517	450
Other	245	277
	$4,577	$4,555

Current portion of non-current liabilities (Notes 3 and 6):
Defined benefit retirement plan	$1,150	$1,150
Executive retirement plans	10	10
Incentive compensation	4,796	4,502
Capital lease obligation	-	424
Customer deposits	10	9
Postretirement healthcare benefits	14	13
	$5,980	$6,108

Non-current liabilities (Note 3):
Defined benefit retirement plan	$6,903	$13,122
Executive retirement plans	5,553	5,598
Incentive compensation	4,487	6,028
Postretirement healthcare benefits	504	515
	$17,447	$25,263

NOTE 3 - Retirement and Other Benefit Plans:

Noncontributory-Trusteed Defined Benefit Retirement Plans for Sales, Administrative, Supervisory and Certain Other Employees

We have noncontributory-trusteed defined benefit retirement plans for sales, administrative, supervisory and certain other employees. In the third quarter of fiscal year 2006, we froze future benefit accruals under these plans for employees classified within the administrative, sales or supervisory job classifications or within any non-bargaining class. The benefits under these plans are primarily based on years of service and compensation levels. The funding policy of the plans requires contributions which are at least equal to the minimum required contributions needed to avoid a funding deficiency. The measurement date for the plans is our fiscal year end.

Net pension cost consisted of the following:

	November 2, 2018	November 3, 2017
	(52 Weeks)	(53 Weeks)
Service cost	$126	$131
Interest cost	2,248	2,196
Expected return on plan assets	(3,408)	(2,901)
Amortization of unrecognized loss	1,575	2,412
Net pension cost	$541	$1,838

Net pension costs and benefit obligations are determined using assumptions as of the beginning of each fiscal year.

Weighted average assumptions for each fiscal year are as follows:

	2018	2017
Discount rate	4.30%	3.65%
Rate of increase in salary levels	N/A	N/A
Expected return on plan assets	7.00%	7.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	November 2, 2018	November 3, 2017
	(52 Weeks)	(53 Weeks)
Change in plan assets:
Fair value of plan assets - beginning of year	$48,208	$41,871
Employer contributions	3,150	1,150
Actual return on plan assets	(242)	6,853
Benefits paid	(1,682)	(1,666)
Fair value of plan assets - end of year	$49,434	$48,208
Change in benefit obligations:
Benefit obligations - beginning of year	$62,480	$68,287
Service cost	126	131
Interest cost	2,248	2,196
Actuarial gain	(5,686)	(6,468)
Benefits paid	(1,681)	(1,666)
Benefit obligations - end of year	57,487	62,480
Funded status of the plans	(8,053)	(14,272)
Unrecognized prior service costs	-	-
Unrecognized net actuarial loss	16,821	20,431
Net amount recognized	$8,768	$6,159

We perform an internal rate of return analysis when making the discount rate selection. The discount rates were based on Citigroup Pension Liability Index as of September 30, 2018 and October 31, 2017, respectively.

Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted-average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. We contributed $2,000 more than our expected employer contribution to the plans in fiscal 2018 as part of a tax planning strategy. Our expected employer contribution to the plans in fiscal year 2019 is $1,150.

For fiscal year 2018, our actuary updated mortality tables from the RP-2014 Mortality Total Dataset, adjusted to 2006 with Scale MP-2016, Scaling to RP-2014 Mortality Total Dataset, adjusted to 2006, with MP-2017 Scaling. The expected rate of return on plan assets remained the same at 7.00% effective for fiscal years 2018 and 2017, respectively.

The actual and target allocation for plan assets are as follows:

Asset Class	2018	Target Asset Allocation	2017	Target Asset Allocation
Large Cap Equities	21.4%	22.0%	29.7%	30.0%
Mid Cap Equities	0.0%	0.0%	0.0%	0.0%
Small Cap Equities	13.0%	12.0%	13.2%	12.0%
International (equities only)	24.7%	26.0%	22.9%	23.0%
Fixed Income	39.0%	39.0%	32.2%	33.0%
Other (Government/Corporate, Bonds)	0.0%	0.0%	0.0%	0.0%
Cash	1.9%	1.0%	2.0%	2.0%
Total	100.0%	100.0%	100.0%	100.0%

The fair value of our pension plan assets as of November 2, 2018 and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	2018
	Level 1	Level 2	Level 3	Total

Total plan assets	$49,434	-	-	$49,434

Expected payments for the pension benefits are as follows:

Fiscal Years	Pension Benefits
2019	$2,304
2020	$2,234
2021	$2,602
2022	$2,772
2023	$3,203
2024-2028	$16,576

Executive Retirement Plans

Non-Qualified Deferred Compensation

Effective January 1, 1991, we adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. We contribute an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination or attainment of retirement age. No benefit expense was recorded under this plan for fiscal years 2018 and 2017.

Supplemental Executive Retirement Plan

In fiscal year 1991, we adopted a non-qualified supplemental retirement plan for certain key employees. Benefits provided under the plan are equal to 60% of the employee’s final average earnings, less amounts provided by our defined benefit pension plan and amounts available through Social Security.

Benefits payable related to these plans and included in the accompanying consolidated financial statements were $5,563 and $5,608 as of November 2, 2018 and November 3, 2017, respectively. In connection with these arrangements we are the beneficiary of life insurance policies on the lives of certain key employees and retirees. The aggregate cash surrender value of these policies, included in non-current assets, was $11,624 and $13,105 as of November 2, 2018 and November 3, 2017, respectively.

Expected payments for executive postretirement benefits are as follows:

Fiscal Years	Executive Postretirement Benefits
2019	$177
2020	$524
2021	$524
2022	$524
2023	$524
2024-2028	$2,619

Incentive Compensation Plan for Certain Key Executives

We provide an incentive compensation plan for certain key executives, which is based upon our pretax income. The payment of these amounts is generally deferred over three or five-year periods. The total amount payable related to this arrangement was $9,283 and $10,530 as of November 2, 2018 and November 3, 2017, respectively. Future payments are approximately $4,796, $3,140, $1,183, $113 and $51 for fiscal years 2019 through 2023, respectively.

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

Net periodic postretirement healthcare (benefit) consisted of the following:

	November 2. 2018	November 3. 2017
	(52 Weeks)	(53 Weeks)
Service cost	$13	$13
Interest cost	18	17
Amortization of prior service cost	(132)	(132)
Amortization of actuarial gain	(41)	(58)
Net periodic postretirement healthcare (benefit)	$(142)	$(160)

Weighted average assumptions for the fiscal years ended November 2, 2018 and November 3, 2017 are as follows:

	2018	2017
Discount rate	4.30%	3.51%
Medical trend rate next year	8.00%	8.50%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2022	2022

The table below shows the estimated effect of a 1% increase in healthcare cost trend rate on the following:

	2018	2017
Interest cost plus service cost	$4	$4
Accumulated postretirement healthcare obligation	$54	$64

The table below shows the estimated effect of a 1% decrease in healthcare cost trend rate on the following:

	2018	2017
Interest cost plus service cost	$(3)	$(4)
Accumulated postretirement healthcare obligation	$(45)	$(53)

The healthcare obligation and funded status of this plan as of the fiscal years ended are as follows:

	2018	2017
Change in accumulated postretirement healthcare obligation:
Healthcare obligation - beginning of year	$528	$511
Service cost	13	13
Interest cost	18	17
Actuarial gain	(40)	(11)
Benefits paid	(2)	(2)
Healthcare obligation – end of year	$517	$528

Funded status of the plans	517	528
Unrecognized prior service costs	(44)	(176)
Unrecognized net actuarial gain	(109)	(110)
Unrecognized amounts recorded in other comprehensive income	153	286
Postretirement healthcare liability	$517	$528

Expected payments for the postretirement benefits are as follows:

Fiscal Years	Postretirement Healthcare Benefits
2019	$57
2020	$84
2021	$66
2022	$46
2023-2027	$111

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

During the fiscal year ended November 3, 2006, we implemented a qualified 401(K) retirement plan (the “401K Plan”) for our sales, administrative, supervisory and certain other employees. During fiscal years 2018 and 2017, we made total employer contributions to the 401K Plan in the amounts of $660 and $599, respectively.

NOTE 4 - Income Taxes:

The provision for income taxes includes the following:

	November 2, 2018	November 3, 2017
	(52 Weeks)	(53 Weeks)
Current:
Federal	$979	$4,039
State	377	450
	1,356	4,489
Deferred:
Federal	4,715	(321)
State	225	(169)
	4,940	(490)
	$6,296	$3,999

The total tax provision differs from the expected amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	November 2, 2018	November 3, 2017
	(52 Weeks)	(53 Weeks)
Provision for federal income taxes at the applicable statutory rate	$2,956	$4,373
Increase in provision resulting from state income taxes, net of federal income tax benefit	463	108
Change in federal rate – Tax Act	3,059	-
Non-taxable life insurance gain	(99)	(459)
Domestic Production Activities Deduction	(106)	(375)
Change in valuation allowance	-	77
Other, net	23	275
	$6,296	$3,999

Deferred income taxes result from differences in the bases of assets and liabilities for tax and accounting purposes.

	2018	2017
Receivables allowance	$9	$12
Returns allowance	112	264
Inventory packaging reserve	35	129
Inventory overhead capitalization	305	480
Employee benefits	385	544
Other	-	1
State taxes	(230)	(420)
Incentive compensation	2,174	3,399
Pension and health care benefits	3,494	7,736
Depreciation	(2,274)	(2,105)
Net operating loss carry-forward and credits	77	77
Valuation allowance established against state NOL	(77)	(77)
Non-current tax assets, net	$4,010	$10,040

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

Management reevaluated the need for a valuation allowance at the end of 2018 and determined that some of its California net operating loss (“NOL”) may not be utilized. Therefore, a valuation allowance of $77 has been retained for such portion of the California NOL. Management has concluded that it is more likely than not that the other deferred tax assets as of November 2, 2018 will be realized.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. tax code that affected our fiscal year ended November 2, 2018, and future periods, including, but not limited to, (1) reducing the corporate federal income tax rate from 35% to 21%, (2) bonus depreciation that will allow for full expensing of qualified property in the year placed in service, and (3) the repeal of the domestic production activity deduction beginning with our fiscal year 2019. Section 15 of the Internal Revenue Code (the “Code”) stipulates that our fiscal year ended November 2, 2018 will have a blended corporate tax rate of 23.07%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.

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

The Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. This results in a blended corporate tax rate of 23.07% in fiscal year 2018 and 21% thereafter. We analyzed our deferred tax balances to estimate which of those balances are expected to reverse in fiscal 2018 or thereafter, and we re-measured the deferred taxes at 23.07% or 21% accordingly. The change in deferred taxes is recorded as an adjustment to our income tax provision, which resulted in a charge totaling $3,059 in fiscal 2018.

The Company adopted ASU 2018-02, “Income Statement-Reporting Other Comprehensive Income (OCI) (Topic 220)” in year ended November 2, 2018. As a result of the remeasurement of deferred tax assets related to the Tax Act, we reclassified $2,529 from Other Comprehensive Income to Retained Earnings.

As of November 2, 2018, the Company had net operating loss carryforwards of approximately $874 for state purposes. These loss carryforwards will expire at various dates from 2018 through 2033.

As of November 2, 2018, we have provided a liability of $155 to unrecognized tax benefits related to various federal and state income tax matters. None of this liability will reduce our effective income tax rate if the asset is recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

As of November 3, 2017, we have provided a liability of $135 to unrecognized tax benefits related to various federal and state income tax matters. None of this liability will reduce our effective income tax rate if the asset is recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	November 2, 2018	November 3, 2017
	(52 Weeks)	(53 Weeks)

Balance at beginning of year	$135	$130
Additions based on tax positions related to the current year	10	14
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	10	(9)
Settlements	-	-

Balance at end of year	$155	$135

We recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of November 2, 2018, we had approximately $22 in accrued interest and penalties which is included as a component of the $155 unrecognized tax benefit noted above.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2015 through 2017.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended 2014 through 2017.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 5 - Line of Credit and Borrowing Agreement:

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2020. The line of credit was expanded from $5,000 to $7,500 during the first quarter of fiscal 2017. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or Libor plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $7,500. The Company was in violation of the capital expenditure covenant which was subsequently waived by letter dated January 3, 2019. The Company was in compliance with all other covenants as of November 2, 2018. There have been no borrowings under this line of credit during fiscal year 2018.

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A for up to $15,000 in equipment financing. Pursuant to the loan agreement, we borrowed $7,500 to purchase specific equipment for our new Chicago processing facility at a fixed rate of 4.13% per annum. The loan term is seven years and is secured by the equipment purchased. The funds were received on December 28, 2018. Our agreement with Wells Fargo Bank, N.A. contains various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Work not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than 1.0 to 1.0 at each fiscal quarter end,
●	Net income after taxes not less than one dollar on a quarterly basis, determined as of each fiscal quarter end.

NOTE 6 - Contingencies and Commitments:

We lease warehouse and/or office facilities throughout the United States under month-to-month rental agreements.

We invested in OTR (over-the-road) tractors during fiscal year 2012 financed by a capital lease obligation in the amount of $1,848. The total capital lease obligation was settled as of November 2, 2018 with no remaining lease liability. We bought several of the tractors and converted to month-to-month arrangements on other tractors as needed. We plan to invest in new capital lease arrangements in fiscal year 2019.

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

The following segment information is for the fiscal years ended November 2, 2018 (52 weeks) and November 3, 2017 (53 weeks):

Segment Information
2018	Frozen Food Products	Snack Food Products	Other	Totals
Net Sales	$47,266	$126,991	$-	$174,257
Cost of products sold	30,992	86,759	-	117,751
Gross margin	16,274	40,232	-	56,506
SG&A	14,226	35,703	-	49,929
Gain on sale of property, plant and equipment	(242)	(17)	(5,977)	(6,236)
Income before taxes	$2,290	$4,546	$5,977	$12,813

Total assets	$11,902	$64,429	$25,163	$101,494
Additions to PP&E	$981	$17,166	$-	$18,147

Segment Information
2017	Frozen Food Products	Snack Food Products	Other	Totals
Net Sales	$49,081	$118,142	$-	$167,223
Cost of products sold	30,177	75,460	-	105,637
Gross margin	18,904	42,682	-	61,586
SG&A	14,734	34,082	-	48,816
Gain on sale of property, plant and equipment	(28)	(30)	-	(58)
Income before taxes	$4,198	$8,630	$-	$12,828

Total assets	$11,826	$49,511	$36,208	$97,545
Additions to PP&E	$356	$11,218	$-	$11,574

NOTE 8- Unaudited Interim Financial Information:

Not applicable for a smaller reporting company.

