Form 10-Q
period 2019-01-25
BRIDGFORD FOODS CORP
filed 2019-03-08
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to____ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

As of March 8, 2019, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Items 1 and 3 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 20

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	January 25, 2019	November 2, 2018
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$9,201	$8,179
Accounts receivable, less allowance for doubtful accounts of $52 and $33, respectively, and promotional allowances of $2,554 and $2,122, respectively	21,324	20,293
Inventories, net	21,764	23,413
Prepaid expenses and other current assets	895	1,331
Total current assets	53,184	53,216

Property, plant and equipment, net of accumulated depreciation and amortization of $67,296 and $66,337, respectively	38,869	32,638
Other non-current assets	11,620	11,630
Deferred income taxes (Note 5)	4,010	4,010
Total assets	$107,683	$101,494

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,176	$7,655
Accrued payroll, advertising and other expenses	4,319	4,577
Income taxes payable	878	155
Current notes payable - equipment	944	-
Current portion of non-current liabilities	5,091	5,980
Total current liabilities	18,408	18,367

Long-term notes payable - equipment	6,556	-
Non-current liabilities	21,719	17,447
Total liabilities	40,127	35,814

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,078,832 and 9,078,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	67,824	65,948
Accumulated other comprehensive loss	(17,700)	(17,700)
Total shareholders’ equity	67,556	65,680
Total liabilities and shareholders’ equity	$107,683	$101,494

See accompanying notes to condensed consolidated financial statements.

3 of 20

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended
	January 25, 2019	January 26, 2018

Net sales	$45,041	$41,192
Cost of products sold	29,387	27,233

Gross margin	15,654	13,959

Selling, general and administrative expenses	13,087	11,871
Gain on sale of property, plant & equipment	-	(7)

Income before taxes	2,567	2,095
Provision for income taxes	691	3,722

Net income (loss)	$1,876	$(1,627)

Basic earnings (loss) per share	$0.21	$(0.18)

Shares used to compute basic earnings (loss) per share	9,076,832	9,076,832

See accompanying notes to condensed consolidated financial statements.

4 of 20

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended January 25, 2019

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 2, 2018	9,076	$9,134	$8,298	$65,948	$(17,700)	$65,680
Net income	-	-	-	1,876	-	1,876
Changes in pension liability and benefit plans	-	-	-	-	-	-
Balance, January 25, 2019	9,076	$9,134	$8,298	$67,824	$(17,700)	$67,556

See accompanying notes to condensed consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended January 26, 2018

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 3, 2017	9,076	$9,134	$8,298	$56,902	$(18,296)	$56,038
Net loss	-	-	-	(1,627)	-	(1,627)
Reclassification upon early adoption of ASU 2018-02	-	-	-	2,529	(2,529)	-
Balance, January 26, 2018	9,076	$9,134	$8,298	$57,804	$(20,825)	$54,411

See accompanying notes to condensed consolidated financial statements.

5 of 20

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	12 weeks ended
	January 25, 2019	January 26, 2018
Cash flows from operating activities:

Net income (loss)	$1,876	$(1,627)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	959	878
Provision for losses on accounts receivable	23	35
(Reduction in) provision for promotional allowances	(432)	23
Gain on sale of property, plant and equipment	-	(7)
Deferred income taxes, net	-	3,200

Changes in operating assets and liabilities:

Accounts receivable	(622)	1,345
Inventories	1,649	(754)
Prepaid expenses and other current assets	436	(9)
Other non-current assets	10	(528)
Accounts payable	(479)	(242)
Accrued payroll, advertising and other expenses	(1,146)	(560)
Income taxes payable	723	-
Non-current liabilities	(2,284)	(2,994)

Net cash provided by (used in) operating activities	713	(1,240)

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	-	7
Additions to property, plant and equipment	(7,191)	(3,620)

Net cash used in investing activities	(7,191)	(3,613)

Cash provided by (used in) financing activities:
Payment of capital lease obligations	-	(35)
Proceeds from bank borrowings	7,500	-

Net cash provided by (used in) financing activities	7,500	(35)

Net increase (decrease) in cash and cash equivalents	1,022	(4,888)

Cash and cash equivalents at beginning of period	8,179	12,109

Cash and cash equivalents at end of period	$9,201	$7,221

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$3	$1,198

See accompanying notes to condensed consolidated financial statements.

6 of 20

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except percentages, time periods, share and per share amounts)

Note 1 – Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve weeks ended January 25, 2019 and January 26, 2018 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2018 (the “Annual Report”) and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

The November 2, 2018 balance sheet amounts within these interim condensed consolidated financial statements were derived from the audited fiscal year 2018 financial statements.

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

Certain items in fiscal year 2018 have been reclassified to conform to the fiscal year 2019 presentation.

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses. The carrying amount of these instruments approximate fair market value due to their short-term maturity. As of January 25, 2019, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with regard to its cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended January 25, 2019 and January 26, 2018, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
January 25, 2019	35.6%	33.4%	9.7%	23.6%
January 26, 2018	36.0%	32.7%	8.7%	22.4%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve-weeks ended January 25, 2019 or the twelve-weeks ended January 26, 2018.

Revenue recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 606 – Contracts with Customers upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through a Company owned direct store delivery system.

We recognize revenue mainly through retail and foodservice distribution channels. Our revenues primarily result from contracts with customers and are generally short term in nature with the delivery of product as the single performance obligation. We recognize revenue for the sale of the product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment or delivery to a customer based on terms of the sale. We elected to account for shipping and handling activities that occur after the customer has obtained control of the product as a fulfillment cost rather than an additional promised service. Our contracts are generally less than one year, and therefore we recognize costs paid to third party brokers to obtain contracts as expenses. Additionally, items that are not material in the context of the contract are recognized as expense.

Revenue is measured by the transaction price, which is defined as the amount of consideration we expect to receive in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which includes consumer incentives, trade promotions, and allowances, such as coupons, discounts, rebates, volume-based incentives, cooperative advertising, and other programs. Variable consideration related to these programs is recorded as a reduction to revenue based on amounts we expect to pay. We base these estimates on current performance, historical utilization, and projected redemption rates of each program. We review and update these estimates regularly until the incentives or product returns are realized and the impact of any adjustments are recognized in the period the adjustments are identified. In many cases, key sales terms such as pricing and quantities ordered are established on a regular basis such that most customer arrangements and related incentives have a duration of less than one year. Amounts billed and due from customers are short term in nature and are classified as receivables since payments are unconditional and only the passage of time is required before payments are due. Additionally, we do not grant payment financing terms greater than one year.

7 of 20

Subsequent events

Management has evaluated events subsequent to January 25, 2019 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

Basic earnings (loss) per share

Basic earnings (loss) per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or convertible securities were outstanding as of January 25, 2019 or January 26, 2018.

Note 2 – Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited)
	January 25, 2019	November 2, 2018
Meat, ingredients and supplies	$7,405	$6,455
Work in progress	1,362	1,415
Finished goods	12,997	15,543
	$21,764	$23,413

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

Note 3 – Contingencies and Commitments:

We currently rent OTR (over-the-road) tractors on a month-to-month basis. We plan to invest in new capital lease arrangements later in fiscal year 2019.

The Company also leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. No material changes have been made to these agreements during the twelve weeks ended January 25, 2019.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price without contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for automatic price increases if agreed quantities are not purchased within the specified contract period. The contracts are not material. These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period. No significant contracts remained unfulfilled at January 25, 2019. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

8 of 20

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

The following segment information is presented for the twelve weeks ended January 25, 2019 and January 26, 2018.

Segment Information
Twelve weeks Ended January 25, 2019	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,872	$33,169	$-	$45,041
Cost of products sold	7,964	21,423	-	29,387
Gross margin	3,908	11,746	-	15,654
SG&A	3,798	9,289		13,087
Gain on sale of property, plant and equipment	-	-	-	-
Income before taxes	110	2,457	-	2,567

Total assets	$10,505	$71,177	$26,001	$107,683
Additions to PP&E	$103	$7,088	$-	$7,191

Twelve weeks Ended January 26, 2018	Frozen Food Products	Snack Food Products	Other		Totals
Sales	$10,591	$30,601		$-	$41,192
Cost of products sold	7,161	20,072		-	27,233
Gross margin	3,430	10,529		-	13,959
SG&A	3,385	8,486		-	11,871
Gain on sale of property, plant and equipment	(1)	(6)		-	(7)
Income before taxes	46	2,049		-	2,095

Total assets	$11,239	$51,887		$28,961	$92,087
Additions to PP&E	$125	$3,495	$		$3,620

The following information further disaggregates our sales to customers by major distribution channel and customer type.

Twelve weeks Ended January 25, 2019 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$23,568	$-	$23,568
Direct customer warehouse	9,601	-	9,601
Total Snack Food Products	33,169	-	33,169

Distributors	2,266	9,606	11,872
Total Frozen Food Products	2,266	9,606	11,872

Totals	$35,435	$9,606	$45,041

(a) Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.

(b) Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

Note 5 – Income Taxes:

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. tax code that will affect our fiscal year ending November 1, 2019, and future periods, including, but not limited to, (1) reducing the corporate federal income tax rate from 35% to 21%, (2) bonus depreciation that will allow for full expensing of qualified property in the year placed in service, and (3) the repeal of the domestic production activity deduction beginning with our fiscal year 2020.

Under U.S. GAAP, specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017, for the Tax Act. ASC Topic 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were re-measured based upon the new tax rates. The change in deferred taxes is recorded as an adjustment to our deferred tax provision, for the twelve weeks ended January 26, 2018.

The Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. This results in a blended corporate tax rate of 23.07% in fiscal year 2018 and 21% in fiscal year 2019 and thereafter. We analyzed our deferred tax balances to estimate which of those balances are expected to reverse in fiscal 2018 or thereafter, and we re-measured the deferred taxes at 23.07% or 21% accordingly. The change in deferred taxes was recorded as an adjustment to our income tax provision which resulted in a charge totaling $3,059 in fiscal year 2018.

9 of 20

The effective tax rate was 26.91% and 177.68% for the first quarter of fiscal 2019 and 2018, respectively. The remeasurement of deferred income taxes at newly enacted tax rates resulted in a $3,200 income tax expense or a 37.5% impact on the effective tax rate for the first quarter of fiscal year 2018, and a blended 23.07% statutory federal income tax rate for fiscal 2018. The effective tax rate for the first quarter of fiscal 2018 also reflects the impact of $1,640 of income tax expense or 19.2% related to tax on the gain on sale of a land parcel in Chicago, Illinois. Additionally, the effective tax rates for the first quarter of fiscal years 2019 and 2018 were impacted by such items as the domestic production deduction, non-taxable gains and losses on life insurance policies and state income taxes.

As of January 25, 2019, the Company did not have any outstanding federal or state, other than California, net operating loss carryforwards.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years ended on or about October 31, 2015 through 2017. We are subject to income tax in California and various other state taxing jurisdictions. Our California state income tax returns are open to audit under the statute of limitations for the fiscal years ended on or about October 31, 2014 through 2017.

Note 6 – Equipment Note Payable and Financial Arrangements

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A for up to $15,000 in equipment financing. Pursuant to the loan agreement, we borrowed $7,500 to purchase specific equipment for our new Chicago processing facility at a fixed rate of 4.13% per annum. The loan term is seven years and is secured by the purchased equipment. The funds were received on December 28, 2018. The master collateral loan and security agreement with Wells Fargo Bank, N.A. contains various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The Company was in compliance with all covenants under the master collateral loan and security agreement as of January 25, 2019.

The secured equipment notes payable is due with monthly principal and interest payments of $103 commencing on January 31, 2019 for 84 monthly installments including interest of 4.13% per annum.

	(unaudited)	(unaudited)
	January 25, 2019	January 26, 2018
Secured equipment notes payable to Wells Fargo Bank, N.A. collateralized by equipment for the new Chicago processing facility.	$7,500	$-
Less current portion of notes payable	(944)	-
Total long-term notes payable	$6,556	$-

10 of 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Report. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K, for the fiscal year ended November 2, 2018 (the “Annual Report”). We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of January 31, 2019 was 4.07% as compared to 4.30% as of November 2, 2018. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

11 of 20

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended January 25, 2019 and January 26, 2018, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
January 25, 2019	35.6%	33.4%	9.7%	23.6%
January 26, 2018	36.0%	32.7%	8.7%	22.4%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve-weeks ended January 25, 2019 or the twelve-weeks ended January 26, 2018.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), was signed into law. Requirements of the law include the removal of the lifetime limits on active and retiree medical coverage, expanding dependent coverage to age 26 and elimination of pre-existing conditions that may impact other postretirement benefits costs. In addition, the PPACA includes potential excise tax on the value of benefits that exceed a pre-defined limit which may require changes in benefit plan levels in order to minimize this additional cost. Finally, the PPACA includes provisions that require employers to offer health benefits to all full-time employees (defined as 30 hours per week). The health coverage must meet minimum standards for the actuarial value of the benefits offered and employee affordability. Both the administration and congress have made recent attempts to replace PPACA with an alternative system. However, we do not anticipate significant changes in the rules that compel an employer such as Bridgford Foods to offer affordable coverage to all of its employees. The recent tax law changes removed the individual mandate provision that is included in PPACA and requires all individuals to have health insurance or pay a penalty. Despite this change, the recent tax changes did not adjust or remove the employer mandate. We cannot anticipate further changes at this point in time. We believe that current plans meet the existing requirements. We will continue to assess the accounting implications of the PPACA and its impact on our financial position and results of operations as more legislative and interpretive guidance becomes available. The potential future effects and cost of complying with the provisions of the PPACA are not determinable at this time

Overview of Reporting Segments

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

12 of 20

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

Snack Food Products Segment

Our Snack Food Products segment primarily distributes products manufactured by us. All items within this segment are considered similar products and have been aggregated at this level. The dry sausage division includes products such as jerky, meat snacks, sausage and pepperoni products. Our Snack Food Products segment sells approximately 120 different items through a direct store delivery network serving approximately 17,000 supermarkets, mass merchandise and convenience retail stores located in 48 states. These customers are comprised of large retail chains and smaller “independent” operators.

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

Results of Operations for the Twelve-Weeks Ended January 25, 2019 and January 26, 2018

Net Sales-Consolidated

Net sales increased by $3,849 (9.3%) to $45,041 in the first twelve-week period of the 2019 fiscal year compared to the same twelve-week period in fiscal year 2018. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	1.6	702
Unit sales volume in pounds	8.6	3,787
Returns activity	-0.9	(452)
Promotional activity	-	(188)
Increase in net sales	9.3	3,849

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $1,281 (12.1%) to $11,872 in the first twelve-week period of the 2019 fiscal year compared to the same twelve-week period in fiscal year 2018. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	3.4	409
Unit sales volume in pounds	7.7	930
Returns activity	-0.1	(16)
Promotional activity	1.1	(42)
Increase in net sales	12.1	1,281

The increase in net sales for the twelve-week period ended January 25, 2019 primarily relates to higher unit sales volume and higher selling price per pound. The increase in net sales was primarily driven by a significant increase in volume for our shelf-stable sandwich business to institutional and retail customers. Other institutional Frozen Food Product sales, including sheet dough and rolls, increased 4% by volume while retail sales volume decreased 14%. Changes in returns were insignificant compared to the same twelve-week period in the prior fiscal year. Promotional activity decreased due to lower bid price reductions as a percent of sales.

13 of 20

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $2,568 (8.4%) to $33,169 in the first twelve-week period of the 2019 fiscal year compared to the same twelve-week period in fiscal year 2018. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	0.9	293
Unit sales volume in pounds	9.0	2,857
Returns activity	-1.2	(435)
Promotional activity	-0.3	(147)
Increase in net sales	8.4	2,568

Net sales of Snack Food Products increased significantly due to our new product offerings including smokehouse sausage sticks introduced during the second quarter of fiscal year 2018. The increase in net sales occurred mainly in our direct sales delivery distribution channel while warehouse shipments decreased. The weighted average selling price per pound increased compared to the same twelve-week period in the prior fiscal year due to higher per pound selling prices for new items. Promotional offers increased slightly due to the timing of programs with significant customers. Returns activity was higher compared to the same twelve-week period in the 2018 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $2,154 (7.9%) to $29,387 in the first twelve-week period of the 2019 fiscal year compared to the same twelve-week period in fiscal year 2018. The gross margin increased from 33.9% to 34.8%.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Decrease
Frozen Food Products Segment	803	2.9	21
Snack Food Products Segment	1,351	5.0	743
Total	2,154	7.9	764

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $803 (11.2%) to $7,964 in the first twelve-week period of the 2019 fiscal year compared to the same twelve-week period in fiscal year 2018. Changes in product mix and higher repairs and maintenance on processing equipment were the primary contributing factors to this increase. The cost of purchased flour decreased approximately $21 in the first twelve-week period of fiscal year 2019 compared to the same twelve-week period in fiscal year 2018.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $1,351 (6.7%) to $21,423 in the first twelve-week period of the 2019 fiscal year compared to the same twelve-week period in fiscal year 2018 due to a substantial increase in sales volume. Meat commodity costs started to drop during the 2019 period partially offsetting the increase in cost of products sold. Higher hourly wages including increased production labor impacted the cost of products sold. The cost of significant meat commodities decreased approximately $743 in the first twelve-week period of fiscal year 2019 compared to the same period in fiscal year 2018.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $1,216 (10.2%) to $13,087 in the first twelve-week period of fiscal year 2019 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	January 25, 2019	January 26, 2018	Increase (Decrease)
Wages and bonus	$5,802	$5,058	$744
Cash surrender value	10	(528)	538
Product advertising	2,035	1,881	154
Other SG&A	5,240	5,460	(220)
Total - SG&A	$13,087	$11,871	$1,216

14 of 20

Higher profit sharing accruals resulted in higher wages and bonus expense in the first twelve weeks of the 2019 fiscal year compared to the same period in the prior year. The cash surrender value of life insurance policies decreased substantially due to stock market losses compared to the same twelve-week period in fiscal year 2018. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the first twelve weeks of fiscal year 2019. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were lower outside consulting fees and vehicle repair costs.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $413 (12.2%) to $3,798 in the first twelve-week period of fiscal year 2019 compared to the same twelve-week period in the prior fiscal year. The overall increase in SG&A expenses was due to higher unit sales volume, higher profit sharing accruals and higher product advertising.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $803 (9.5%) to $9,289 in the first twelve-week period of fiscal year 2019 compared to the same twelve-week period in the prior fiscal year. Most of the increase was due to higher unit sales volume and higher expenses related to wages and bonus including an increase in labor commissions partially offset by lower workers’ compensation costs.

Income Taxes-Consolidated

Income tax for the twelve-week ended January 25, 2019 and January 26, 2018, respectively, was as follows:

	January 25, 2019	January 26, 2018
Provision for income taxes	$691	$3,722

Effective tax rate	26.91%	177.68%

We recorded a tax provision of $691 for the twelve-week period ended January 25, 2019, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.42% also due to non-taxable gains and losses on life insurance policies.

Net Income (Loss)-Consolidated

The net income of $1,876 in the twelve-week period ended January 25, 2019 includes a non-taxable loss on life insurance policies in the amount of $10. The net loss of $1,627 in the twelve-week period ended January 26, 2018 includes a non-taxable gain on life insurance policies in the amount of $528. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We have remained free of interest-bearing debt (excluding capital leases and equipment financing) for twenty-nine of the last thirty years (with fiscal year 2014 being the only exception) and we normally fund our operations from cash balances and cash flow generated from operations. We borrowed $7,500 during the first quarter of fiscal year 2019 to purchase specific equipment for our new Chicago processing facility. Historically, we expect positive operating cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales. Anticipated commodity price trends may affect future cash balances. Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing.

Cash flows from operating activities for the twelve weeks ended:

	January 25, 2019	January 26, 2018
Net income (loss)	$1,876	$(1,627)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	959	878
Provision for losses on accounts receivable	23	35
(Reduction in) provision for promotional allowances	(432)	23
Gain on sale of property, plant and equipment	-	(7)
Deferred income taxes, net	-	3,200
Changes in operating assets and liabilities:
Changes in operating working capital	(1,713)	(3,742)
Net cash provided by (used in) operating activities	$713	$(1,240)

15 of 20

For the twelve weeks ended January 25, 2019, net cash provided by operating activities was $713, $1,953 more cash provided than during the same period in fiscal year 2018. The net increase in cash provided by operating activities primarily related to higher net income of $1,876 and liquidation of inventory of $1,649 partially offset by a decrease in non-current liabilities of $2,284 and payments for estimated income taxes of $3. During the twelve-week period ended January 25, 2019, we did not contribute funds towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements. The Company did not borrow against its line of credit with Wells Fargo Bank N.A. during the twelve weeks ended January 25, 2019.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 57 days for the twelve-week period ended January 25, 2019. The cash conversion cycle was 67 days last for the twelve-week period ended January 26, 2018.

For the twelve weeks ended January 26, 2018, net cash used in operating activities was $1,240 primarily due to a net loss of $1,627, an increase in non-current liabilities of $2,994 and estimated income tax payments of $1,198. During the twelve-week period ended January 26, 2018 we funded $300 towards our defined benefit pension plan.

Cash provided by (used in) investing activities for the twelve weeks ended:

	January 25, 2019	January 26, 2018
Proceeds from sale of property, plant and equipment	$-	$7
Additions to property, plant and equipment	(7,191)	(3,620)
Net cash used in investing activities	$(7,191)	$(3,613)

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

The table below highlights additions to property, plant and equipment for the twelve weeks ended:

	January 25, 2019	January 26, 2018
Changes in projects in process	$7,004	$2,660
Building improvements	-	178
Direct store delivery and sales vehicles	159	363
Packaging lines	28	3
Processing equipment	-	385
Forklifts	-	31
Additions to property, plant and equipment	$7,191	$3,620

Cash provided by (used in) financing activities for the twelve weeks ended:

	January 25, 2019	January 26, 2018
Payment of capital lease obligations	-	(35)
Proceeds from bank borrowings	7,500	-
Net cash provided by (used in) financing activities	$7,500	$(35)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of January 25, 2019, 120,113 shares were authorized for repurchase under the program.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2020. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or LIBOR plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $7,500. The Company was in compliance with all covenants as of January 25, 2019. There have been no borrowings under this line of credit during fiscal year 2019.

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A for up to $15,000 in equipment financing. Pursuant to the loan agreement, we borrowed $7,500 to purchase specific equipment for our new Chicago processing facility at a fixed rate of 4.13% per annum. The loan term is seven years and is secured by the purchased equipment. The funds were received on December 28, 2018. The master collateral loan and security agreement with Wells Fargo Bank, N.A. contains various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,

●	Quick Ratio not less than 1.0 to 1.0 at each fiscal quarter end, and

●	Net income after taxes not less than one dollar on a quarterly basis, determined as of each fiscal quarter end.

16 of 20

The Company was in compliance with all covenants under the master collateral loan and security agreement as of January 25, 2019.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for the remainder of fiscal year 2019.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance that changes the criteria for recognizing revenue. The guidance provides for a single five-step model to be applied to all revenue contracts with customers. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts, including disaggregated revenue disclosures. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. This guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. We adopted this guidance in the first quarter of fiscal year 2019 using the modified retrospective transition method. Prior periods were not adjusted and, based on our implementation assessment, no cumulative-effect adjustment was made to the opening balance of retained earnings. The adoption of this standard did not have a material impact on our consolidated financial statements. For further description of our revenue recognition policy refer to the Revenue Recognition section above and for disaggregated revenue information refer to Part I, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 16: Segment Reporting.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The guidance allows reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the application of the U.S. Tax Cuts and Jobs Act. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 with early adoption permitted. The Company elected to early adopt this guidance during the quarter ended January 26, 2018. Adoption of this guidance had a material impact on Retained Earnings and Other Comprehensive Income (see Item 1.c. of this Report).

17 of 20

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 25, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

18 of 20

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: March 8, 2019	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

20 of 20