Form 10-Q
period 2019-04-19
BRIDGFORD FOODS CORP
filed 2019-05-31
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 19, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ____ .

Commission file number 000-02396

BRIDGFORD FOODS CORPORATION

(Exact name of registrant as specified in its charter)

California	95-1778176
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification number)

1308 N. Patt Street, Anaheim, CA	92801
(Address of principal executive offices)	(Zip code)

(714) 526-5533

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BRID	Nasdaq Global Market

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

As of May 31, 2019, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Items 1 and 3 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 24

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	April 19, 2019	November 2, 2018
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$2,798	$8,179
Accounts receivable, less allowance for doubtful accounts of $51 and $33, respectively, and promotional allowances of $2,848 and $2,122, respectively	21,433	20,293
Inventories, net	24,592	23,413
Prepaid expenses and other current assets	1,333	1,331
Total current assets	50,156	53,216

Property, plant and equipment, net of accumulated depreciation and amortization of $68,282 and $66,337, respectively	44,811	32,638
Other non-current assets	12,058	11,630
Deferred income taxes (Note 5)	4,010	4,010
Total assets	$111,035	$101,494

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5,468	$7,655
Accrued payroll, advertising and other expenses	4,626	4,577
Income taxes payable	1,023	155
Current notes payable - equipment	712	-
Line of credit	2,000	-
Current portion of non-current liabilities	5,399	5,980
Total current liabilities	19,228	18,367

Long-term notes payable - equipment	6,556	-
Non-current liabilities	15,475	17,447
Total liabilities	41,259	35,814

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	70,044	65,948
Accumulated other comprehensive loss	(17,700)	(17,700)
Total shareholders’ equity	69,776	65,680
Total liabilities and shareholders’ equity	$111,035	$101,494

See accompanying notes to condensed consolidated financial statements.

3 of 24

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended		24 weeks ended
	April 19, 2019	April 20, 2018	April 19, 2019	April 20, 2018

Net sales	$41,443	$37,900	$86,484	$79,092
Cost of products sold	27,042	25,840	56,429	53,073

Gross margin	14,401	12,060	30,055	26,019

Selling, general and administrative expenses	11,608	11,613	24,695	23,484
Gain on sale of property, plant and equipment	-	(5,995)	-	(6,002)

Income before taxes	2,793	6,442	5,360	8,537
Provision for income taxes	573	1,808	1,264	5,530

Net income	$2,220	$4,634	$4,096	$3,007

Basic earnings per share	$0.24	$0.52	$0.45	$0.35

Shares used to compute basic earnings per share	9,076,832	9,076,832	9,076,832	9,076,832

See accompanying notes to condensed consolidated financial statements.

4 of 24

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

24 weeks ended April 20, 2018 and April 19, 2019

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 3, 2017	9,076	$9,134	$8,298	$56,902	$(18,296)	$56,038
Net income	-	-	-	3,007	-	3,007
Reclassification upon early adoption of ASU 2018-02	-	-	-	2,529	(2,529)	-
Balance, April 20, 2018	9,076	$9,134	$8,298	$62,438	$(20,825)	$59,045

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 2, 2018	9,076	$9,134	$8,298	$65,948	$(17,700)	$65,680
Net income	-	-	-	4,096	-	4,096
Balance, April 19, 2019	9,076	$9,134	$8,298	$70,044	$(17,700)	$69,776

12 weeks ended April 20, 2018 and April 19, 2019

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, January 26, 2018	9,076	$9,134	$8,298	$57,804	$(20,825)	$54,411
Net income	-	-	-	4,634	-	4,634
Balance, April 20, 2018	9,076	$9,134	$8,298	$62,438	$(20,825)	$59,045

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, January 25, 2019	9,076	$9,134	$8,298	$67,824	$(17,700)	$67,556
Net income	-	-	-	2,220	-	2,220
Balance, April 19, 2019	9,076	$9,134	$8,298	$70,044	$(17,700)	$69,776

See accompanying notes to condensed consolidated financial statements.

5 of 24

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	24 weeks ended
	April 19, 2019	April 20, 2018
Cash flows from operating activities:

Net income	$4,096	$3,007

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation	1,945	1,835
Provision for losses on accounts receivable	49	152
(Reduction in) provision for promotional allowances	(316)	140
Gain on sale of property, plant and equipment	-	(6,002)
Deferred income taxes, net	-	3,200

Changes in operating assets and liabilities:

Accounts receivable	(873)	2,705
Inventories	(1,179)	(1,403)
Prepaid expenses and other current assets	(2)	727
Other non-current assets	(428)	(366)
Accounts payable	(2,187)	(1,270)
Accrued payroll, advertising and other expenses	(532)	(289)
Income taxes payable	868	986
Non-current liabilities	(1,972)	(2,815)

Net cash (used in) provided by operating activities	(531)	607

Cash (used in) provided by investing activities:
Proceeds from sale of property, plant and equipment	-	6,002
Additions to property, plant and equipment	(14,118)	(4,811)

Net cash (used in) provided by investing activities	(14,118)	1,191

Cash provided by (used in) financing activities:
Payment of capital lease obligations	-	(70)
Proceeds from bank borrowings	9,500	-
Repayments of bank borrowings	(232)	-

Net cash provided by (used in) financing activities	9,268	(70)

Net (decrease) increase in cash and cash equivalents	(5,381)	1,728

Cash and cash equivalents at beginning of period	8,179	12,109

Cash and cash equivalents at end of period	$2,798	$13,837

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$551	$1,350

See accompanying notes to condensed consolidated financial statements.

6 of 24

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except percentages, time periods, share and per share amounts)

Note 1 – Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve and twenty-four weeks ended April 19, 2019 and April 20, 2018 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2018 (the “Annual Report”) and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued payroll, advertising and other expenses. The carrying amount of these instruments approximate fair market value due to their short-term maturity. As of April 19, 2019, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with regard to its cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twenty-four weeks ended April 19, 2019 and April 20, 2018, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
April 19, 2019	36.1%	36.9%	9.8%	21.0%
April 20, 2018	36.3%	34.1%	-%	-%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twenty-four weeks ended April 19, 2019 or the twenty-four weeks ended April 20, 2018.

Revenue recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 606 – Contracts with Customers upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through a Company owned direct store delivery system.

7 of 24

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

Subsequent events

Management has evaluated events subsequent to April 19, 2019 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

The Company borrowed $2,000 under its line of credit with Wells Fargo Bank, N.A. on April 15, 2019, which was repaid on April 25, 2019 with the proceeds from a second borrowing of $7,500 under the master collateral loan and security agreement with Wells Fargo Bank, N.A that provides for up to $15,000 in equipment financing. The proceeds under the first borrowing of $7,500 were received on December 28, 2018. A total of $15,000 was borrowed for equipment financing under this agreement. Refer to Note 6 “Equipment Note Payable and Financial Arrangements” for more information on the equipment financing.

Basic earnings per share

Basic earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or convertible securities were outstanding as of April 19, 2019 or April 20, 2018.

Note 2 – Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited)
	April 19, 2019	November 2, 2018
Meat, ingredients and supplies	$7,685	$6,455
Work in progress	1,615	1,415
Finished goods	15,292	15,543
	$24,592	$23,413

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

Note 3 – Contingencies and Commitments:

We continue to rent OTR (over-the-road) tractors on a month-to-month basis. We plan to invest in new capital lease arrangements later in fiscal year 2019.

8 of 24

The Company also leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. No material changes have been made to these agreements during the twenty-four weeks ended April 19, 2019.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price with contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for potential price increases if agreed quantities are not purchased within the specified contract period. The contracts are not material. These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period. No significant contracts remained unfulfilled at April 19, 2019. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

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

The following segment information is presented for the twelve weeks ended April 19, 2019 and April 20, 2018.

Segment Information
Twelve weeks Ended April 19, 2019	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,546	$29,897	$-	$41,443
Cost of products sold	7,350	19,692	-	27,042
Gross margin	4,196	10,205	-	14,401
SG&A	3,102	8,506	-	11,608
Gain on sale of property, plant and equipment	-	-	-	-
Income before taxes	1,094	1,699	-	2,793

Total assets	$11,533	$78,981	$20,521	$111,035
Additions to PP&E	$174	$6,753	$-	$6,927

Twelve weeks Ended April 20, 2018	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,010	$26,890	$-	$37,900
Cost of products sold	6,978	18,862	-	25,840
Gross margin	4,032	8,028	-	12,060
SG&A	3,367	8,246	-	11,613
Gain on sale of property, plant and equipment	-	(18)	(5,977)	(5,995)
Income before taxes	665	(200)	5,977	6,442

Total assets	$10,828	$51,777	$34,488	$97,093
Additions to PP&E	$176	$1,015	$-	$1,191

9 of 24

The following segment information is presented for the twenty-four weeks ended April 19, 2019 and April 20, 2018.

Twenty-four weeks Ended April 19, 2019	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$23,418	$63,066	$-	$86,484
Cost of products sold	15,314	41,115	-	56,429
Gross margin	8,104	21,951	-	30,055
SG&A	6,900	17,795	-	24,695
Gain on sale of property, plant and equipment	-	-	-	-
Income before taxes	1,204	4,156	-	5,360

Total assets	$11,533	$78,981	$20,521	$111,035
Additions to PP&E	$277	$13,841	$-	$14,118

Twenty-four weeks Ended April 20, 2018	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$21,601	$57,491	$-	$79,092
Cost of products sold	14,139	38,934	-	53,073
Gross margin	7,462	18,557	-	26,019
SG&A	6,757	16,727	-	23,484
Gain on sale of property, plant and equipment	(6)	(19)	(5,977)	(6,002)
Income before taxes	711	1,849	5,977	8,537

Total assets	$10,828	$51,777	$34,488	$97,093
Additions to PP&E	$301	$4,510	$-	$4,811

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve and twenty-four weeks ended April 19, 2019.

Twelve weeks Ended April 19, 2019 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$22,656	$-	$22,656
Direct customer warehouse	7,241	-	7,241
Total Snack Food Products	29,897	-	29,897

Distributors	1,373	10,173	11,546
Total Frozen Food Products	1,373	10,173	11,546

Totals	$31,270	$10,173	$41,443

Twenty-four weeks Ended April 19, 2019 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$46,224	$-	$46,224
Direct customer warehouse	16,842	-	16,842
Total Snack Food Products	63,066	-	63,066

Distributors	3,639	19,779	23,418
Total Frozen Food Products	3,639	19,779	23,418

Totals	$66,705	$19,779	$86,484

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

Under U.S. GAAP, specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017, for the Tax Act. ASC Topic 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were re-measured based upon the new tax rates. The change in deferred taxes is recorded as an adjustment to our deferred tax provision for the twenty-four weeks ended April 19, 2018.

10 of 24

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

The effective tax rate was 23.6% and 64.8% for the second quarter of fiscal 2019 and 2018, respectively. The remeasurement of deferred income taxes at newly enacted tax rates resulted in a $3,200 income tax expense or a 37.5% impact on the effective tax rate for the second quarter of fiscal year 2018, and a blended 23.07% statutory federal income tax rate for fiscal 2018. The effective tax rate for the second quarter of fiscal 2018 also reflects the impact of $1,640 of income tax expense or 19.2% related to tax on the gain on sale of a land parcel in Chicago, Illinois. Additionally, the effective tax rates for the second quarter of fiscal years 2019 and 2018 were impacted by such items as the domestic production deduction, non-taxable gains and losses on life insurance policies and state income taxes.

As of April 19, 2019, the Company did not have any outstanding federal or state, other than California, net operating loss carryforwards.

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

Note 6 – Equipment Note Payable and Financial Arrangements

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A for up to $15,000 in equipment financing. Pursuant to the loan agreement, we borrowed $7,500 to purchase specific equipment for our new Chicago processing facility at a fixed rate of 4.13% per annum. The loan term is seven years and is secured by the purchased equipment. The funds were received on December 28, 2018. The master collateral loan and security agreement with Wells Fargo Bank, N.A. contains various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The Company was in compliance with all covenants under the master collateral loan and security agreement as of April 19, 2019.

The secured equipment notes payable is due with monthly principal and interest payments of $103 commencing on January 31, 2019 for 84 monthly installments including interest of 4.13% per annum.

	(unaudited)	(unaudited)
	April 19, 2019	April 20, 2018
Secured equipment notes payable to Wells Fargo Bank, N.A. collateralized by equipment for the new Chicago processing facility.	$7,268	$-
Less current portion of notes payable	(712)	-
Total long-term notes payable	$6,556	$-

Refer to “Subsequent events” in Note 1 above for further detail on borrowings under the master collateral loan and security agreement with Wells Fargo Bank, N.A.

11 of 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Report. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended November 2, 2018 (the “Annual Report”). We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of April 30, 2019 was 4.07% as compared to 4.30% as of November 2, 2018. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended April 19, 2019 and April 20, 2018, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
April 19, 2019	36.1%	36.9%	9.8%	21.0%
April 20, 2018	36.3%	34.1%	-%	-%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twenty-four weeks ended April 19, 2019 or the twenty-four weeks ended April 20, 2018.

Sales are recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through our own direct store delivery system.

12 of 24

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), was signed into law. Requirements of the law include the removal of the lifetime limits on active and retiree medical coverage, expanding dependent coverage to age 26 and the elimination of pre-existing conditions that may impact other postretirement benefits costs. In addition, the PPACA includes potential excise tax on the value of benefits that exceed a pre-defined limit which may require changes in benefit plan levels in order to minimize this additional cost. Finally, the PPACA includes provisions that require employers to offer health benefits to all full-time employees (defined as 30 hours per week). The health coverage must meet minimum standards for the actuarial value of the benefits offered and employee affordability. Both the administration and congress have made recent attempts to replace the PPACA with an alternative system. However, we do not anticipate significant changes in the rules that compel an employer such as Bridgford Foods to offer affordable coverage to all of its employees. The recent tax law changes removed the individual mandate provision that is included in the PPACA and requires all individuals to have health insurance or pay a penalty. Despite this change, the recent tax changes did not adjust or remove the employer mandate. We cannot anticipate further changes at this point in time. We believe that our current plans meet the existing requirements. We will continue to assess the accounting implications of the PPACA and its impact on our financial position and results of operations as more legislative and interpretive guidance becomes available. The potential future effects and cost of complying with the provisions of the PPACA are not determinable at this time

Overview of Reporting Segments

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

13 of 24

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

Results of Operations for the Twelve-Weeks Ended April 19, 2019 and April 20, 2018

Net Sales-Consolidated

Net sales increased by $3,543 (9.3%) to $41,443 in the second twelve-week period of the 2019 fiscal year compared to the same twelve-week period in fiscal year 2018. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	4.2	1,721
Unit sales volume in pounds	6.1	2,494
Returns activity	0.9	286
Promotional activity	-1.9	(958)
Increase in net sales	9.3	3,543

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $536 (4.9%) to $11,546 in the second twelve-week period of the 2019 fiscal year compared to the same twelve-week period in fiscal year 2018. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	4.7	568
Unit sales volume in pounds	3.4	415
Returns activity	-0.3	(35)
Promotional activity	-2.9	(412)
Increase in net sales	4.9	536

The increase in net sales for the twelve-week period ended April 19, 2019 primarily relates to higher unit sales volume and higher selling price per pound. The increase in net sales was primarily driven by an increase in selling prices implemented in the second quarter of fiscal year 2019 coupled with a significant increase in volume for our shelf-stable sandwich business to institutional and retail customers. Other institutional Frozen Food Product sales, including sheet dough and rolls, decreased 1% by volume while retail sales volume decreased 9%. Promotional activity increased due to higher bid price reductions, rebates and menu allowances as a percent of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $3,007 (11.2%) to $29,897 in the second twelve-week period of the 2019 fiscal year compared to the same twelve-week period in fiscal year 2018. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	4.0	1,152
Unit sales volume in pounds	7.3	2,077
Returns activity	1.5	322
Promotional activity	-1.6	(544)
Increase in net sales	11.2	3,007

14 of 24

Net sales of Snack Food Products increased significantly due to our new product offerings including smokehouse sausage sticks introduced during the second quarter of fiscal year 2018. The increase in net sales occurred mainly in our direct sales delivery distribution channel while warehouse shipments decreased. The weighted average selling price per pound increased compared to the same twelve-week period in the prior fiscal year due to higher per pound selling prices for new items. Promotional offers increased due to the timing of programs with significant customers. Returns activity was lower compared to the same twelve-week period in the 2018 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $1,202 (4.7%) to $27,042 in the second twelve-week period of the 2019 fiscal year compared to the same twelve-week period in fiscal year 2018. The gross margin increased from 31.8% to 34.7% during the 2019 period.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Decrease
Frozen Food Products Segment	372	1.4	(15)
Snack Food Products Segment	830	3.3	(827)
Total	1,202	4.7	(842)

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $372 (5.3%) to $7,350 in the second twelve-week period of the 2019 fiscal year compared to the same twelve-week period in fiscal year 2018. Increased volume and changes in product mix were the primary contributing factors to this increase. The cost of purchased flour decreased approximately $15 in the second twelve-week period of fiscal year 2019 compared to the same twelve-week period in fiscal year 2018.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $830 (4.4%) to $19,692 in the second twelve-week period of the 2019 fiscal year compared to the same twelve-week period in fiscal year 2018 due to a substantial increase in sales volume. Meat commodity costs started to drop during the 2019 period partially offsetting the increase in cost of products sold. Higher hourly wages including increased production labor impacted the cost of products sold. The cost of significant meat commodities decreased approximately $15 in the second twelve-week period of fiscal year 2019 compared to the same period in fiscal year 2018.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses decreased by $5 (0.0%) to $11,608 in the second twelve-week period of fiscal year 2019 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	April 19, 2019	April 20, 2018	Increase (Decrease)
Wages and bonus	$5,552	$4,272	$1,280
Cash surrender value	(439)	162	(601)
Repairs and maintenance “SQF” expense	12	411	(399)
Pension expense	(92)	285	(377)
Other SG&A	6,575	6,483	92
Total - SG&A	$11,608	$11,613	$(5)

Higher profit-sharing accruals resulted in higher wages and bonus expense in the second twelve weeks of the 2019 fiscal year compared to the same period in the prior year. The cash surrender value of life insurance policies increased substantially due to stock market gains compared to the same twelve-week period in fiscal year 2018. Repairs and maintenance expense decreased as the Company geared up its Chicago facility in the same twelve-week period in fiscal year 2018 to comply with Food Safety Certification requirements created and managed by the SQF Institute The decrease in pension costs was due to higher pension discount rates being used to compute the future liability estimate. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher insurance expense and higher workers’ compensation cost.

15 of 24

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $265 (7.9%) to $3,102 in the second twelve-week period of fiscal year 2019 compared to the same twelve-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to allocated cash surrender value gains while most expenses remained consistent with the prior year period.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $260 (3.2%) to $8,506 in the second twelve-week period of fiscal year 2019 compared to the same twelve-week period in the prior fiscal year. Most of the increase was due to higher unit sales volume and higher expenses related to wages and bonus including an increase in sales commissions partially offset by a pension expense decrease.

Income Taxes-Consolidated

Income tax for the twelve weeks ended April 19, 2019 and April 20, 2018, respectively, was as follows:

	April 19, 2019	April 20, 2018
Provision for income taxes	$573	$1,808

Effective tax rate	20.5%	28.1%

We recorded a tax provision of $573 for the twelve-week period ended April 19, 2019, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% also due to non-taxable gains and losses on life insurance policies.

Net Income Consolidated

The net income of $2,220 in the twelve-week period ended April 19, 2019 includes a non-taxable gain on life insurance policies in the amount of $439. The net income of $4,634 in the twelve-week period ended April 20, 2018 included a non-recurring gain on the sale of real property for $5,977 (before taxes) and a non-taxable loss on life insurance policies in the amount of $162. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

Results of Operations for the Twenty-Four Weeks Ended April 19, 2019 and April 20, 2018

Net Sales-Consolidated

Net sales increased by $7,392 (9.3%) to $86,484 in the twenty-four-week period ended April 19, 2019 compared to the same twenty-four-week period in fiscal year 2018. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	2.7	2,316
Unit sales volume in pounds	7.6	6,387
Returns activity	0.0	(165)
Promotional activity	-1.0	(1,146)
Increase in net sales	9.3	7,392

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $1,817 (8.4%) to $23,418 in the twenty-four-week period ended April 19, 2019 compared to the same twenty-four-week period in fiscal year 2018. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	3.7	888
Unit sales volume in pounds	5.9	1,435
Returns activity	-0.2	(52)
Promotional activity	-1.0	(454)
Increase in net sales	8.4	1,817

16 of 24

The increase in net sales for the twenty-four-week period ended April 19, 2019 primarily relates to higher unit sales volume and higher selling price per pound. The increase in net sales was primarily driven by a significant increase in volume for our shelf-stable sandwich business to institutional and retail customers. Other institutional Frozen Food Product sales, including sheet dough and rolls, increased 1% by volume while retail sales volume decreased 10%. Changes in returns were insignificant compared to the same twelve-week period in the prior fiscal year. Promotional activity increased due to higher bid price reductions, rebates and menu allowances as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $5,575 (9.7%) to $63,066 in the twenty-four-week period ended April 19, 2019 compared to the same twenty-four-week period in fiscal year 2018. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	2.4	1,428
Unit sales volume in pounds	8.2	4,952
Returns activity	0.0	(113)
Promotional activity	-0.9	(692)
Increase in net sales	9.7	5,575

Net sales of Snack Food Products increased significantly due to our new product offerings including smokehouse sausage sticks introduced during the second quarter of fiscal year 2018. The increase in net sales occurred mainly in our direct sales delivery distribution channel while warehouse shipments decreased. The weighted average selling price per pound increased compared to the same twenty-four-week period in the prior fiscal year due to higher per pound selling prices for new items. Promotional offers increased slightly due to the timing of programs with significant customers. Returns activity remained unchanged compared to the same twenty-four-week period in the 2018 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $3,356 (6.3%) to $56,429 in the twenty-four-week period ended April 19, 2019 year compared to the same twenty-four-week period in fiscal year 2018. The gross margin increased from 32.9% to 34.8% during the 2019 period.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Decrease
Frozen Food Products Segment	1,175	2.2	(36)
Snack Food Products Segment	2,181	4.1	(1,570)
Total	3,356	6.3	(1,606)

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $1,175 (8.3%) to $15,314 in the twenty-four-week period ended April 19, 2019 compared to the same twenty-four-week period in fiscal year 2018. Increased volume and changes in product mix were the primary contributing factors to this increase. The cost of purchased flour decreased approximately $36 in the twenty-four-week period of fiscal year 2019 compared to the same twenty-four-week period in fiscal year 2018.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $2,181 (5.6%) to $41,115 in the twenty-four-week period ended April 19, 2019 compared to the same twenty-four-week period in fiscal year 2018 due to a substantial increase in sales volume. Meat commodity costs started to drop during the 2019 period partially offsetting the increase in cost of products sold. Higher hourly wages including increased production labor impacted the cost of products sold. The cost of significant meat commodities decreased approximately $1,570 in the twenty-four-week period ended April 19, 2019 compared to the same period in fiscal year 2018.

17 of 24

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $1,211 (5.2%) to $24,695 in the twenty-four-week period ended April 19, 2019 compared to the same twenty-four-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	24 Weeks Ended		Expense
	April 19, 2019	April 20, 2018	Increase (Decrease)
Wages and bonus	$11,354	$9,331	$2,023
Pension expense	139	568	(429)
Repairs and maintenance “SQF” expense	19	447	(428)
Product advertising	3,188	2,958	230
Other SG&A	9,995	10,180	(185)
Total - SG&A	$24,695	$23,484	$1,211

Higher profit-sharing accruals resulted in higher wages and bonus expense in the twenty-four weeks ended April 19, 2019 compared to the same period in the prior year. The decrease in pension costs was due to higher pension discount rates being used to compute the future liability estimate. Repairs and maintenance expense decreased as the Company geared up its Chicago facility in the same twenty-four-week period in fiscal year 2018 to comply with Food Safety Certification requirements created and managed by the SQF Institute. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the twenty-four weeks ended April 19, 2019. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were lower legal fees and lower bad debt expenses.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $143 (2.1%) to $6,900 in the twenty-four-week period ended April 19, 2019 compared to the same twenty-four-week period in the prior fiscal year. The overall increase in SG&A expenses was due to higher unit sales volume, higher profit-sharing accruals and higher product advertising.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $1,068 (6.4%) to $17,795 in the twenty-four-week period ended April 19, 2019 compared to the same twenty-four-week period in the prior fiscal year. Most of the increase was due to higher unit sales volume and higher expenses related to wages and bonus including an increase in sales commissions partially offset by pension expense.

Income Taxes-Consolidated

Income tax for the twenty-four-weeks ended April 19, 2019 and April 20, 2018, respectively, was as follows:

	April 19, 2019	April 20, 2018
Provision for income taxes	$1,264	$5,530

Effective tax rate	23.6%	64.8%

We recorded a tax provision of $1,264 for the twenty-four-week period ended April 19, 2019, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% also due to non-taxable gains and losses on life insurance policies.

Net Income Consolidated

The net income of $4,096 in the twenty-four-weeks period ended April 19, 2019 includes a non-taxable gain on life insurance policies in the amount of $428. The net income of $3,007 in the twenty-four-week period ended April 20, 2018 includes a non-recurring gain on the sale of real property for $5,977 (before taxes) and a non-taxable gain on life insurance policies in the amount of $366. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

18 of 24

We recorded a tax provision of $5,530 for the twenty-four-week period ended April 20, 2018, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective tax rate for the second quarter of 2018 reflects impacts of the Tax Cuts and Jobs Act signed into law on December 22, 2017. These impacts include a $3,200 expense related to the remeasurement of deferred taxes, as well as a blended 23.07% statutory federal income tax rate for fiscal 2018 compared to the 35% statutory federal income tax rate effective for the prior year. The rate also reflects impact of $1,640 million of expense related to tax on the gain on sale of a land parcel in Chicago, Illinois discussed in Note 5 - Income Taxes above. Additionally, the effective income tax rate also differed from the applicable mixed statutory rate of approximately 27.55% due to non- taxable gains and losses on life insurance policies and domestic production activities deductions under Internal Revenue Code Section 199.

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We have remained free of interest-bearing debt (excluding capital leases and equipment financing) for twenty-nine of the last thirty years (with fiscal year 2014 being the only exception) and we normally fund our operations from cash balances and cash flow generated from operations. We borrowed $7,500 during the first quarter of fiscal year 2019 to purchase specific equipment for our new Chicago processing facility. We borrowed a second $7,500 subsequent to the end of the second quarter of fiscal year 2019. Historically, we expect positive operating cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales. Anticipated commodity price trends may affect future cash balances. Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing.

Cash flows from operating activities for the twenty-four weeks ended:

	April 19, 2019	April 20, 2018
Net income	$4,096	$3,007

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,945	1,835
Provision for losses on accounts receivable	49	152
(Reduction in) provision for promotional allowances	(316)	140
Gain on sale of property, plant and equipment	-	(6,002)
Deferred income taxes, net	-	3,200
Changes in operating working capital	(6,305)	(1,725)
Net cash (used in) provided by operating activities	$(531)	$607

For the twenty-four weeks ended April 19, 2019, net cash provided by operating activities was $1,469, $862 more cash provided than during the same period in fiscal year 2018. The net increase in cash provided by operating activities primarily related to higher net income of $4,096 partially offset by an increase in inventory of $1,179 and a decrease in accounts payable of $2,187 as well as payments for estimated income taxes of $551. During the twenty-four-week period ended April 19, 2019, we contributed $300 towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements. The Company borrowed $2,000 under this line of credit on April 15, 2019, which was repaid on April 25, 2019.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 68 days for the twenty-four-week period ended April 19, 2019. The cash conversion cycle was 55 days for the twenty-four-week period ended April 20, 2018.

For the twenty-four weeks ended April 20, 2018, net cash provided by operating activities was $607 primarily due to a net income of $3,007 and collection of accounts receivable of $2,705 partially offset by estimated income tax payments of $1,350. During the twenty-four-week period ended April 20, 2018 we funded $601 towards our defined benefit pension plan.

Cash (used in) provided by investing activities for the twenty-four weeks ended:

	April 19, 2019	April 20, 2018
Proceeds from sale of property, plant and equipment	$-	$6,002
Additions to property, plant and equipment	(14,118)	(4,811)
Net cash (used in) provided by investing activities	$(14,118)	$1,191

19 of 24

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

The table below highlights additions to property, plant and equipment for the twenty-four weeks ended:

	April 19, 2019	April 20, 2018
Changes in projects in process	$13,228	$2,839
Building improvements	-	539
Direct store delivery and sales vehicles	534	624
Packaging lines	62	67
Computer software and hardware	-	-
Processing equipment	294	622
Forklifts	-	120
Additions to property, plant and equipment	$14,118	$4,811

Cash provided by (used in) financing activities for the twenty-four weeks ended:

	April 19, 2019	April 20, 2018
Payment of capital lease obligations	-	(70)
Proceeds from bank borrowings	9,500	-
Payments of bank borrowings	(232)	-
Net cash provided by (used in) financing activities	$9,268	$(70)

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of April 19, 2019, 120,113 shares were authorized for repurchase under the program.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2020. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or LIBOR plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $5,000. The Company was in violation of the capital expenditure covenant which was subsequently waived (per letter dated May 24, 2019). The Company borrowed $2,000 under this line of credit on April 15, 2019, which was repaid of April 25, 2019.

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

The Company was in compliance with all covenants under the master collateral loan and security agreement as of April 19, 2019.

Refer to “Subsequent events” section above for further detail on borrowings after April 19, 2019 under the master collateral loan and security agreement with Wells Fargo Bank, N.A.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for the remainder of fiscal year 2019.

20 of 24

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance that changes the criteria for recognizing revenue. The guidance provides for a single five-step model to be applied to all revenue contracts with customers. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts, including disaggregated revenue disclosures. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. This guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. We adopted this guidance in the first quarter of fiscal year 2019 using the modified retrospective transition method. Prior periods were not adjusted and, based on our implementation assessment, no cumulative-effect adjustment was made to the opening balance of retained earnings. The adoption of this standard did not have a material impact on our consolidated financial statements. For further description of our revenue recognition policy refer to the Revenue Recognition section above and for disaggregated revenue information refer to Part I, Item 1 (e), Notes to the Condensed Consolidated Financial Statements, Note 14: Segment Information.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation” which simplifies various aspects of the accounting for employee share-based payment transactions, including the accounting for income tax consequences, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016 with early adoption permitted. Adoption of this guidance did not have a material impact on results of Company operations or financial position.

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

21 of 24

Off-Balance Sheet Arrangements

We are not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report in their design and operation to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and were accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended April 19, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

22 of 24

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: May 31, 2019	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

24 of 24