Form 10-Q
period 2019-07-12
BRIDGFORD FOODS CORP
filed 2019-08-23
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 12, 2019

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

As of August 23, 2019, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Items 1 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 24

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	July 12, 2019	November 2, 2018
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$7,817	$8,179
Accounts receivable, less allowance for doubtful accounts of $37 and $33, respectively, and promotional allowances of $3,446 and $2,122, respectively	21,831	20,293
Inventories, net	24,043	23,413
Prepaid expenses and other current assets	545	1,331
Total current assets	54,236	53,216

Property, plant and equipment, net of accumulated depreciation and amortization of $69,092 and $66,337, respectively	49,644	32,638
Other non-current assets	12,344	11,630
Deferred income taxes (Note 5)	4,010	4,010
Total assets	$120,234	$101,494

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,767	$7,655
Accrued payroll, advertising and other expenses	4,731	4,577
Income taxes payable	1,163	155
Current notes payable - equipment	1,918	-
Current portion of non-current liabilities	5,309	5,980
Total current liabilities	20,888	18,367

Long-term notes payable - equipment	12,460	-
Non-current liabilities	16,005	17,447
Total liabilities	49,353	35,814

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	71,149	65,948
Accumulated other comprehensive loss	(17,700)	(17,700)
Total shareholders’ equity	70,881	65,680
Total liabilities and shareholders’ equity	$120,234	$101,494

See accompanying notes to condensed consolidated financial statements.

3 of 24

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended		36 weeks ended
	July 12, 2019	July 13, 2018	July 12, 2019	July 13, 2018

Net sales	$42,837	$38,468	$129,321	$117,560
Cost of products sold	29,422	26,034	85,851	79,107

Gross margin	13,415	12,434	43,470	38,453

Selling, general and administrative expenses	11,819	10,730	36,514	34,214
Gain on sale of property, plant and equipment	(9)	-	(9)	(6,002)

Income before taxes	1,605	1,704	6,965	10,241
Provision for income taxes	500	256	1,764	5,786

Net income	$1,105	$1,448	$5,201	$4,455

Basic earnings per share	$0.12	$0.16	$0.57	$0.49

Shares used to compute basic earnings per share	9,076,832	9,076,832	9,076,832	9,076,832

See accompanying notes to condensed consolidated financial statements.

4 of 24

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

36 weeks ended July 13, 2018 and July 12, 2019

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 3, 2017	9,076	$9,134	$8,298	$56,902	$(18,296)	$56,038
Net income	-	-	-	4,455	-	4,455
Reclassification upon early adoption of ASU 2018-02	-	-	-	2,529	(2,529)	-
Balance, July 13, 2018	9,076	$9,134	$8,298	$63,886	$(20,825)	$60,493

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 2, 2018	9,076	$9,134	$8,298	$65,948	$(17,700)	$65,680
Net income	-	-	-	5,201	-	5,201
Balance, July 12, 2019	9,076	$9,134	$8,298	$71,149	$(17,700)	$70,881

12 weeks ended July 13, 2018 and July 12, 2019

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, April 20, 2018	9,076	$9,134	$8,298	$62,438	$(20,825)	$59,045
Net income	-	-	-	1,448	-	1,448
Balance, July 13, 2018	9,076	$9,134	$8,298	$63,886	$(20,825)	$60,493

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, April 19, 2019	9,076	$9,134	$8,298	$70,044	$(17,700)	$69,776
Net income	-	-	-	1,105	-	1,105
Balance, July 12, 2019	9,076	$9,134	$8,298	$71,149	$(17,700)	$70,881

See accompanying notes to condensed consolidated financial statements.

5 of 24

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	36 weeks ended
	July 12, 2019	July 13, 2018
Cash flows from operating activities:

Net income	$5,201	$4,455

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation	2,785	2,598
Provision for losses on accounts receivable	35	5
(Reduction in) provision for promotional allowances	(914)	499
Gain on sale of property, plant and equipment	(9)	(6,002)
Deferred income taxes, net	-	3,200

Changes in operating assets and liabilities:

Accounts receivable	(659)	850
Inventories	(630)	(1,677)
Prepaid expenses and other current assets	786	1,438
Other non-current assets	(714)	1,210
Accounts payable	112	1,354
Accrued payroll, advertising and other expenses	(517)	248
Income taxes payable	1,008	813
Non-current liabilities	(1,442)	(3,991)

Net cash provided by operating activities	5,042	5,000

Cash (used in) investing activities:
Proceeds from sale of property, plant and equipment	9	6,002
Additions to property, plant and equipment	(19,791)	(9,704)

Net cash used in investing activities	(19,782)	(3,702)

Cash provided by used in financing activities:
Payment of capital lease obligations	-	(82)
Proceeds from bank borrowings	17,000	-
Repayments of bank borrowings	(2,622)	-

Net cash provided by financing activities	14,378	(82)

Net (decrease) increase in cash and cash equivalents	(362)	1,216

Cash and cash equivalents at beginning of period	8,179	12,109

Cash and cash equivalents at end of period	$7,817	$13,325

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$564	$1,407
Cash paid for interest	$183	-

See accompanying notes to condensed consolidated financial statements.

6 of 24

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except percentages, time periods, share and per share amounts)

Note 1 – Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve and thirty-six weeks ended July 12, 2019 and July 13, 2018 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2018 (the “Annual Report”) and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll, advertising and other expenses and notes payable. The carrying amount of these instruments approximate fair market value due to their short-term maturity. As of July 12, 2019, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with regard to its cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the thirty-six weeks ended July 12, 2019 and July 13, 2018, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
July 12, 2019	35.9%	33.3%	10.7%	25.1%
July 13, 2018	36.6%	34.4%	9.1%	23.9%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the thirty-six weeks ended July 12, 2019 or the thirty-six weeks ended July 13, 2018.

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

Subsequent events

Management has evaluated events subsequent to July 12, 2019 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements and has determined that no such transactions or other events occurred.

Basic earnings per share

Basic earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or convertible securities were outstanding as of July 12, 2019 or July 13, 2018.

Note 2 – Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited)
	July 12, 2019	November 2, 2018
Meat, ingredients and supplies	$6,791	$6,455
Work in progress	2,427	1,415
Finished goods	14,825	15,543
	$24,043	$23,413

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Costs related to warehousing, transportation and distribution to customers are considered when computing net realizable value. Inventories include the cost of ingredients, labor and manufacturing overhead. We regularly review inventory quantities on hand and write down any excess or obsolete inventories to estimated net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or may need to be sold at reduced prices and could result in additional reserve provisions.

Note 3 – Contingencies and Commitments:

We continue to rent OTR (over-the-road) tractors on a month-to-month basis. We plan to invest in new capital lease arrangements later in fiscal year 2019.

The Company also leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. No material changes have been made to these agreements during the thirty-six weeks ended July 12, 2019.

8 of 24

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price with contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for potential price increases if agreed quantities are not purchased within the specified contract period. The contracts are not material. These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period. No significant contracts remained unfulfilled at July 12, 2019. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

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

The following segment information is presented for the twelve weeks ended July 12, 2019 and July 13, 2018.

Segment Information
Twelve weeks Ended July 12, 2019	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,273	$31,564	$-	$42,837
Cost of products sold	7,486	21,936	-	29,422
Gross margin	3,787	9,628	-	13,415
SG&A	3,434	8,385	-	11,819
Gain on sale of property, plant and equipment	(9)	-	-	(9)
Income before taxes	362	1,243	-	1,605

Total assets	$11,350	$83,478	$25,406	$120,234
Additions to PP&E	$198	$5,475	$-	$5,673

Twelve weeks Ended July 13, 2018	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$9,574	$28,894	$-	$38,468
Cost of products sold	6,474	19,560	-	26,034
Gross margin	3,100	9,334	-	12,434
SG&A	3,004	7,726	-	10,730
Gain on sale of property, plant and equipment	-	-	-	-
Income before taxes	96	1,608	-	1,704

Total assets	$10,532	$57,529	$32,280	$100,341
Additions to PP&E	$251	$4,642	$-	$4,893

9 of 24

The following segment information is presented for the thirty-six weeks ended July 12, 2019 and July 13, 2018.

Thirty-six weeks Ended July 12, 2019	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$34,691	$94,630	$-	$129,321
Cost of products sold	22,800	63,051	-	85,851
Gross margin	11,891	31,579	-	43,470
SG&A	10,325	26,189	-	36,514
Gain on sale of property, plant and equipment	(9)	-	-	(9)
Income before taxes	1,575	5,390	-	6,965

Total assets	$11,350	$83,478	$25,406	$120,234
Additions to PP&E	$476	$19,315	$-	$19,791

Thirty-six weeks Ended July 13, 2018	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$31,175	$86,385	$-	$117,560
Cost of products sold	20,612	58,495	-	79,107
Gross margin	10,563	27,890	-	38,453
SG&A	9,761	24,453	-	34,214
Gain on sale of property, plant and equipment	(6)	(19)	(5,977)	(6,002)
Income before taxes	808	3,456	5,977	10,241

Total assets	$10,532	$57,529	$32,280	$100,341
Additions to PP&E	$552	$9,152	$-	$9,704

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve and thirty-six weeks ended July 12, 2019.

Twelve weeks Ended July 12, 2019 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$23,046	$-	$23,046
Direct customer warehouse	8,518	-	8,518
Total Snack Food Products	31,564	-	31,564

Distributors	1,009	10,264	11,273
Total Frozen Food Products	1,009	10,264	11,273

Totals	$32,573	$10,264	$42,837

Thirty-six weeks Ended July 12, 2019 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$69,270	$-	$69,270
Direct customer warehouse	25,360	-	25,360
Total Snack Food Products	94,630	-	94,630

Distributors	4,648	30,043	34,691
Total Frozen Food Products	4,648	30,043	34,691

Totals	$99,278	$30,043	$129,321

(a) Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.

(b) Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

10 of 24

Note 5 – Income Taxes:

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. tax code that affect the Company including, but not limited to, (1) reducing the corporate federal income tax rate from 35% to 21%, (2) bonus depreciation that allows for full expensing of qualified property in the year placed in service, and (3) the repeal of the domestic production activity deduction beginning with our fiscal year 2020.

Under U.S. GAAP, specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017, for the Tax Act. ASC Topic 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were re-measured based upon the new tax rates. The change in deferred taxes is recorded as an adjustment to our deferred tax provision for the thirty-six weeks ended July 12, 2018.

The Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. This results in a blended corporate tax rate of 25.3% in fiscal year 2018 and 21% in fiscal year 2019 and thereafter. We analyzed our deferred tax balances to estimate which of those balances are expected to reverse in fiscal 2018 or thereafter, and we re-measured the deferred taxes at 23.07% or 21% accordingly. The change in deferred taxes was recorded as an adjustment to our income tax provision which resulted in a charge totaling $3,059 in fiscal year 2018.

The effective tax rate was 23.6% and 56.5% for the third quarter of fiscal 2019 and 2018, respectively. The remeasurement of deferred income taxes at newly enacted tax rates resulted in a $3,200 income tax expense or a 37.5% impact on the effective tax rate for the third quarter of fiscal year 2018, and a blended 23.07% statutory federal income tax rate for fiscal 2018. The effective tax rate for the third quarter of fiscal 2018 also reflects the impact of $1,640 of income tax expense or 19.2% related to tax on the gain on the sale of a land parcel in Chicago, Illinois. Additionally, the effective tax rates for the third quarter of fiscal years 2019 and 2018 were impacted by such items as the domestic production deduction, non-taxable gains and losses on life insurance policies and state income taxes.

As of July 12, 2019, the Company did not have any outstanding federal or state, other than California, net operating loss carryforwards.

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

Note 6 – Equipment Note Payable and Financial Arrangements

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A for up to $15,000 in equipment financing. Pursuant to the loan agreement, we borrowed $15,000, two separate receipts of $7,500 each, to purchase specific equipment for our new Chicago processing facility at a fixed rate of 4.13% and 3.98%, respectively, per annum. The loan terms are seven years and are secured by the purchased equipment. The first funding of $7,500 was received on December 28, 2018. The second funding was received on April 23, 2019. The master collateral loan and security agreement with Wells Fargo Bank, N.A. contains various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The Company was in compliance with all covenants under the master collateral loan and security agreement as of July 12, 2019.

The first secured equipment note payable is due with monthly principal and interest payments of $103 commencing on January 31, 2019 for 84 monthly installments including interest of 4.13% per annum. The second secured equipment note payable is due with monthly principal and interest payments of $102 commencing on May 31, 2019 for 84 monthly installments including interest of 3.98% per annum.

	(unaudited)	(unaudited)
	July 12, 2019	July 13, 2018
Secured equipment notes payable to Wells Fargo Bank, N.A. collateralized by equipment for the new Chicago processing facility.	$14,378	$-
Less current portion of notes payable	(1,918)	-
Total long-term notes payable	$12,460	$-

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2020. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or LIBOR plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $5,000. The Company was in violation of the capital expenditure covenant which was subsequently waived (per letter dated August 19, 2019). The Company borrowed $2,000 under this line of credit on April 15, 2019, which was repaid on April 25, 2019.

11 of 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Report. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended November 2, 2018 (the “Annual Report”). We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of July 31, 2019 was 3.44% as compared to 4.30% as of November 2, 2018. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended July 12, 2019 and July 13, 2018, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
July 12, 2019	35.9%	33.3%	10.7%	25.1%
July 13, 2018	36.6%	34.4%	9.1%	23.9%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the thirty-six weeks ended July 12, 2019 or the thirty-six weeks ended July 13, 2018.

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

Results of Operations for the Twelve-Weeks Ended July 12, 2019 and July 13, 2018

Net Sales-Consolidated

Net sales increased by $4,369 (11.4%) to $42,837 in the third twelve-week period of the 2019 fiscal year compared to the same twelve-week period in fiscal year 2018. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	2.1	853
Unit sales volume in pounds	11.1	4,528
Returns activity	-0.4	(220)
Promotional activity	-1.4	(792)
Increase in net sales	11.4	4,369

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $1,699 (17.7%) to $11,273 in the third twelve-week period of the 2019 fiscal year compared to the same twelve-week period in fiscal year 2018. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	7.0	744
Unit sales volume in pounds	11.3	1,205
Returns activity	-0.2	(29)
Promotional activity	-0.4	(221)
Increase in net sales	17.7	1,699

The increase in net sales for the twelve-week period ended July 12, 2019 primarily relates to higher unit sales volume and higher selling price per pound. The increase in net sales was primarily driven by a significant increase in volume for our shelf-stable sandwich business to institutional and retail customers coupled with an increase in selling prices implemented in the second quarter of fiscal year 2019. Other institutional Frozen Food Product sales, including sheet dough and rolls, increased 5% by volume while retail sales volume decreased 2%. Promotional activity increased due to higher bid price reductions, rebates and menu allowances as a percent of sales. Returns activity increased slightly compared to the same twelve-week period in the 2018 fiscal year.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $2,670 (9.2%) to $31,564 in the third twelve-week period of the 2019 fiscal year compared to the same twelve-week period in fiscal year 2018. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	0.4	109
Unit sales volume in pounds	11.0	3,323
Returns activity	-0.4	(191)
Promotional activity	-1.8	(571)
Increase in net sales	9.2	2,670

14 of 24

Net sales of Snack Food Products increased significantly due to our new product offerings including smokehouse sausage sticks introduced during the second quarter of fiscal year 2018. The increase in net sales occurred mainly in our direct store delivery distribution channel while warehouse shipments decreased. The weighted average selling price per pound increased compared to the same twelve-week period in the prior fiscal year due to higher per pound selling prices for new items. Promotional offers increased due to the timing of programs with significant customers. Returns activity was higher compared to the same twelve-week period in the 2018 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $3,388 (13.0%) to $29,422 in the third twelve-week period of the 2019 fiscal year compared to the same twelve-week period in fiscal year 2018. The gross margin decreased from 32.3% to 31.3% during the 2019 period.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Decrease
Frozen Food Products Segment	1,012	3.9	(29)
Snack Food Products Segment	2,376	9.1	(555)
Total	3,388	13.0	(584)

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $1,012 (15.6%) to $7,486 in the third twelve-week period of the 2019 fiscal year compared to the same twelve-week period in fiscal year 2018. Increased volume and changes in product mix were the primary contributing factors to this increase. The cost of purchased flour decreased approximately $29 in the third twelve-week period of fiscal year 2019 compared to the same twelve-week period in fiscal year 2018.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $2,376 (12.1%) to $21,936 in the third twelve-week period of the 2019 fiscal year compared to the same twelve-week period in fiscal year 2018 due to a substantial increase in sales volume. Meat commodity costs started to drop during the 2019 period partially offsetting the increase in cost of products sold. Higher hourly wages including increased production labor impacted the cost of products sold. The cost of significant meat commodities decreased approximately $555 in the third twelve-week period of fiscal year 2019 compared to the same period in fiscal year 2018.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $1,089 (10.1%) to $11,819 in the third twelve-week period of fiscal year 2019 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	July 12, 2019	July 13, 2018	Increase (Decrease)
Cash surrender value	$(285)	$(721)	$436
Healthcare costs	780	457	322
Wages and bonus	5,351	5,061	290
Pension expense	72	284	(212)
Other SG&A	5,901	5,649	252
Total - SG&A	$11,819	$10,730	$1,089

The gain on cash surrender value of life insurance policies decreased substantially due to lower stock market gains compared to the same twelve-week period in fiscal year 2018. Healthcare costs have increased due to recent unfavorable claim activity. Higher profit-sharing accruals resulted in higher wages and bonus expense in the third twelve weeks of the 2019 fiscal year compared to the same period in the prior year. The decrease in pension expense was due to higher pension discount rates being used to compute the future liability estimate. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were less favorable change in the provision for doubtful accounts, higher insurance expense and higher workers’ compensation cost partially offset by lower repairs and maintenance expense related to compliance with Food Safety Certification requirements of the SQF Institute.

15 of 24

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $430 (14.3%) to $3,434 in the third twelve-week period of fiscal year 2019 compared to the same twelve-week period in the prior fiscal year. The overall increase in SG&A expenses was due to higher sales unit volume and to a lesser extent increases in selling prices. The increases in unit sales volume were partially offset by higher promotional and return activity corresponding to the increase in sales unit volume.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $659 (8.5%) to $8,385 in the third twelve-week period of fiscal year 2019 compared to the same twelve-week period in the prior fiscal year. Most of the increase was due to higher unit sales volume and higher expenses related to wages and bonus including an increase in sales commissions partially offset by a pension expense decrease.

Income Taxes-Consolidated

Income tax for the twelve weeks ended July 12, 2019 and July 13, 2018, respectively, was as follows:

	July 12, 2019	July 13, 2018
Provision for income taxes	$500	$256

Effective tax rate	31.2%	15.0%

We recorded a tax provision of $500 for the twelve-week period ended July 12, 2019, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-taxable gains and losses on life insurance policies.

Net Income Consolidated

The net income of $1,105 in the twelve-week period ended July 12, 2019 includes a non-taxable gain on life insurance policies in the amount of $285. The net income of $1,448 in the twelve-weeks ended July 13, 2018 includes a non-taxable gain on life insurance policies in the amount of $721. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

Results of Operations for the Thirty-Six Weeks Ended July 12, 2019 and July 13, 2018

Net Sales-Consolidated

Net sales increased by $11,761 (10.0%) to $129,321 in the thirty-six-week period ended July 12, 2019 compared to the same thirty-six-week period in fiscal year 2018. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	2.5	3,178
Unit sales volume in pounds	8.7	10,906
Returns activity	-0.1	(385)
Promotional activity	-1.1	(1,938)
Increase in net sales	10.0	11,761

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $3,516 (11.3%) to $34,691 in the thirty-six-week period ended July 12, 2019 compared to the same thirty-six-week period in fiscal year 2018. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	4.6	1,610
Unit sales volume in pounds	7.6	2,662
Returns activity	-0.2	(81)
Promotional activity	-0.7	(675)
Increase in net sales	11.3	3,516

16 of 24

The increase in net sales for the thirty-six-week period ended July 12, 2019 primarily relates to higher unit sales volume and higher selling price per pound. The increase in net sales was primarily driven by a significant increase in volume for our shelf-stable sandwich business to institutional and retail customers. Other institutional Frozen Food Product sales, including sheet dough and rolls, increased 2% by volume while retail sales volume decreased 8%. Changes in returns were insignificant compared to the same twelve-week period in the prior fiscal year. Promotional activity increased due to higher bid price reductions, rebates and menu allowances as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $8,245 (9.5%) to $94,630 in the thirty-six-week period ended July 12, 2019 compared to the same thirty-six-week period in fiscal year 2018. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	1.7	1,568
Unit sales volume in pounds	9.1	8,244
Returns activity	-0.1	(304)
Promotional activity	-1.2	(1,263)
Increase in net sales	9.5	8,245

Net sales of Snack Food Products increased significantly due to our new product offerings including smokehouse sausage sticks introduced during the second quarter of fiscal year 2018. The increase in net sales occurred mainly in our direct store delivery distribution channel while warehouse shipments decreased. The weighted average selling price per pound increased compared to the same thirty-six-week period in the prior fiscal year due to higher per pound selling prices for new items. Promotional offers increased corresponding to the increase in unit sales volume. Returns activity increased slightly compared to the same thirty-six-week period in the 2018 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $6,744 (8.5%) to $85,851 in the thirty-six-week period ended July 12, 2019 year compared to the same thirty-six-week period in fiscal year 2018. The gross margin increased from 32.7% to 33.6% during the 2019 period.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Decrease
Frozen Food Products Segment	2,188	2.7	(66)
Snack Food Products Segment	4,556	5.8	(2,125)
Total	6,744	8.5	(2,191)

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $2,188 (10.6%) to $22,800 in the thirty-six-week period ended July 12, 2019 compared to the same thirty-six-week period in fiscal year 2018. Increased volume and changes in product mix were the primary contributing factors to this increase. The cost of purchased flour decreased approximately $66 in the thirty-six-week period of fiscal year 2019 compared to the same thirty-six-week period in fiscal year 2018.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $4,556 (7.8%) to $63,051 in the thirty-six-week period ended July 12, 2019 compared to the same thirty-six-week period in fiscal year 2018 due to a substantial increase in sales volume. Meat commodity costs started to drop during the 2019 period partially offsetting the increase in cost of products sold. Higher hourly wages including increased production labor impacted the cost of products sold. The cost of significant meat commodities decreased approximately $2,125 in the thirty-six-week period ended July 12, 2019 compared to the same period in fiscal year 2018.

17 of 24

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $2,300 (6.7%) to $36,514 in the thirty-six-week period ended July 12, 2019 compared to the same thirty-six-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	36 Weeks Ended		Expense
	July 12, 2019	July 13, 2018	Increase (Decrease)
Wages and bonus	$16,705	$14,392	$2,313
Pension expense	211	852	(641)
Repairs and maintenance “SQF” expense	25	555	(530)
Cash surrender value	(714)	(1,088)	374
Healthcare costs	2,175	1,794	381
Product advertising	4,245	4,049	196
Other SG&A	13,867	13,660	207
Total - SG&A	$36,514	$34,214	$2,300

Higher profit-sharing accruals resulted in higher wages and bonus expense in the thirty-six weeks ended July 12, 2019 compared to the same period in the prior year. The decrease in pension expense was due to higher pension discount rates being used to compute the future liability estimate. Repairs and maintenance expense decreased as the Company geared up its Chicago facility in the same thirty-six-week period in fiscal year 2018 to comply with Food Safety Certification requirements created and managed by the SQF Institute. The gain on cash surrender value of life insurance policies decreased substantially due to lower stock market gains compared to the same thirty-six-week period in fiscal year 2018. Healthcare costs have increased due to recent unfavorable claim activity. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the thirty-six weeks ended July 12, 2019. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher travel expenses and higher insurance costs.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $564 (5.8%) to $10,325 in the thirty-six-week period ended July 12, 2019 compared to the same thirty-six-week period in the prior fiscal year. The overall increase in SG&A expenses was due to higher unit sales volume, higher profit-sharing accruals and higher product advertising.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $1,736 (7.1%) to $26,189 in the thirty-six-week period ended July 12, 2019 compared to the same thirty-six-week period in the prior fiscal year. Most of the increase was due to higher unit sales volume and higher expenses related to wages and bonuses including an increase in sales commissions partially offset by lower pension expense.

Income Taxes-Consolidated

Income tax for the thirty-six-weeks ended July 12, 2019 and July 13, 2018, respectively, was as follows:

	July 12, 2019	July 13, 2018
Provision for income taxes	$1,764	$5,786

Effective tax rate	25.3%	56.5%

We recorded a tax provision of $1,764 for the thirty-six-week period ended July 12, 2019, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% also due to non-taxable gains and losses on life insurance policies.

We recorded a tax provision of $5,786 for the thirty-six-week period ended July 13, 2018, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective tax rate for the third quarter of 2018 reflects impacts of the Tax Cuts and Jobs Act signed into law on December 22, 2017. These impacts include a $3,200 expense related to the remeasurement of deferred taxes, as well as a blended 23.07% statutory federal income tax rate for fiscal 2018 compared to the 35% statutory federal income tax rate effective for the prior year. The rate also reflects impact of $1,640 million of expense related to tax on the gain on the sale of a land parcel in Chicago, Illinois discussed in Note 5 Part I, Item 1(e), - Income Taxes of the Notes to Condensed Consolidated Financial Statements. Additionally, the effective income tax rate also differed from the applicable mixed statutory rate of approximately 27.55% due to non- taxable gains and losses on life insurance policies and domestic production activities deductions under Internal Revenue Code Section 199.

Net Income Consolidated

The net income of $5,201 in the thirty-six-weeks period ended July 12, 2019 includes a non-taxable gain on life insurance policies in the amount of $714. The net income of $4,455 in the thirty-six-week period ended July 13, 2018 includes a non-recurring gain on the sale of real property for $5,977 (before taxes) and a non-taxable gain on life insurance policies in the amount of $1,088. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

18 of 24

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We have remained free of interest-bearing debt (excluding capital leases and equipment financing) for twenty-nine of the last thirty years (with fiscal years 2014 and 2019 being the only exceptions) and we normally fund our operations from cash balances and cash flow generated from operations. We borrowed $7,500 during the first quarter of fiscal year 2019 to purchase specific equipment for our new Chicago processing facility. We borrowed a second $7,500 subsequent to the end of the second quarter of fiscal year 2019. Historically, we expect positive operating cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales. Anticipated commodity price trends may affect future cash balances. Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing.

Cash flows from operating activities for the thirty-six weeks ended:

	July 12, 2019	July 13, 2018
Net income	$5,201	$4,455

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,785	2,598
Provision for losses on accounts receivable	35	5
(Reduction in) provision for promotional allowances	(914)	499
Gain on sale of property, plant and equipment	(9)	(6,002)
Deferred income taxes, net	-	3,200
Changes in operating working capital	(2,056)	245
Net cash provided by operating activities	$5,042	$5,000

For the thirty-six weeks ended July 12, 2019, net cash provided by operating activities was $5,042, $42 more cash provided than during the same period in fiscal year 2018. The net increase in cash provided by operating activities primarily related to higher net income of $5,297 partially offset by an increase in inventory of $630 and a increase in accounts receivable of $659 as well as payments for estimated income taxes of $564. During the thirty-six-week period ended July 12, 2019, we contributed $601 towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements. The Company borrowed $2,000 under its line of credit with Wells Fargo Bank N.A. on April 15, 2019, which was repaid on April 25, 2019.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 60 days for the thirty-six-week period ended July 12, 2019. The cash conversion cycle was 63 days for the thirty-six-week period ended July 13, 2018.

For the thirty-six weeks ended July 13, 2018, net cash provided by operating activities was $5,000 primarily due to a net income of $4,455 and deferred income taxes of $3,200 partially offset by a decrease in non-current liabilities of $3,991 and payments of estimated taxes of $1,407. During the thirty-six-week period ended July 13, 2018 we funded $2,601 towards our defined benefit pension plan.

Cash used in investing activities for the thirty-six weeks ended:

	July 12, 2019	July 13, 2018
Proceeds from sale of property, plant and equipment	$9	$6,002
Additions to property, plant and equipment	(19,791)	(9,704)
Net cash used in investing activities	$(19,782)	$(3,702)

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

The table below highlights additions to property, plant and equipment for the thirty-six weeks ended:

	July 12, 2019	July 13, 2018
Changes in projects in process	$3,743	$7,148
Building improvements	6,940	492
Direct store delivery and sales vehicles	618	736
Packaging lines	2,343	140
Computer software and hardware	861	18
Processing equipment	1,878	758
Land	-	55
Building	-	107
Forklifts	12	206
Quality control	118	35
Temperature control	3,278	9
Additions to property, plant and equipment	$19,791	$9,704

Cash provided by (used in) financing activities for the thirty-six weeks ended:

	July 12, 2019	July 13, 2018
Payment of capital lease obligations	-	(82)
Proceeds from bank borrowings	17,000	-
Repayments of bank borrowings	(2,622)	-
Net cash provided by (used in) financing activities	$14,378	$(82)

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of July 12, 2019, 120,113 shares were authorized for repurchase under the program.

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A for up to $15,000 in equipment financing. Pursuant to the loan agreement, we borrowed $15,000, two separate receipts of $7,500 each, to purchase specific equipment for our new Chicago processing facility at a fixed rate of 4.13% and 3.98%, respectively, per annum. The loan terms are seven years and are secured by the purchased equipment. The first funding of $7,500 was received on December 28, 2018. The second funding was received on April 23, 2019. The master collateral loan and security agreement with Wells Fargo Bank, N.A. contains various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,

●	Quick Ratio not less than 1.0 to 1.0 at each fiscal quarter end, and

●	Net income after taxes not less than one dollar on a quarterly basis, determined as of each fiscal quarter end.

The Company was in compliance with all covenants under the master collateral loan and security agreement as of July 12, 2019.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for the remainder of fiscal year 2019.

20 of 24

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance that changes the criteria for recognizing revenue. The guidance provides for a single five-step model to be applied to all revenue contracts with customers. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts, including disaggregated revenue disclosures. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. This guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal year 2019. We adopted this guidance in the first quarter of fiscal year 2019 using the modified retrospective transition method. Prior periods were not adjusted and, based on our implementation assessment, no cumulative-effect adjustment was made to the opening balance of retained earnings. The adoption of this standard did not have a material impact on our consolidated financial statements. For further description of our revenue recognition policy refer to the Revenue Recognition section above and for disaggregated revenue information refer to Part I, Item 1 (e), Notes to the Condensed Consolidated Financial Statements, Note 4: Segment Information.

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 12, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: August 23, 2019	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

24 of 24