Form 10-K
period 2019-11-01
BRIDGFORD FOODS CORP
filed 2020-01-24
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 2019

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

The aggregate market value of voting stock held by non-affiliates of the registrant on April 19, 2019 was $41,597,000.

As of January 24, 2020, there were 9,076,832 shares of common stock outstanding.

Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held March 11, 2020 (the “Proxy Statement”) are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

The following table shows sales, as a percentage of consolidated sales, for each business segment during the last two fiscal years:

	2019	2018
Frozen Food Products	27%	27%
Snack Food Products	73%	73%
	100%	100%

We manufacture nearly all of our food products and distribute an extensive line of biscuits, bread dough items, roll dough items, dry sausage products and beef jerky. Our direct store delivery network consists of non-refrigerated snack food products. Our frozen food products division serves both food service and retail customers.

Although we have recently introduced several new products, most of these products have not contributed significantly to our revenue growth for fiscal year 2019 with the exception of smokehouse sausage sticks introduced in the second quarter of fiscal year 2018. Our sales are not subject to material seasonal variations. Historically we have been able to respond quickly to the receipt of orders and, accordingly, do not maintain a significant sales backlog. Neither Bridgford Foods Corporation nor its industry generally has unusual demands or restrictions on working capital items. During the last fiscal year, we did not enter into any new markets or any significant contractual or other material relationships.

Availability of SEC Filings and Code of Conduct on Internet Website

We maintain an Internet website at www.bridgford.com. Available on this website, free of charge, are annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and reports filed under Section 16 of the Securities Exchange Act of 1934 which we file with the Securities and Exchange Commission. Our Code of Conduct is also available on the website.

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

Major Product Classes

Frozen Food Products

Our frozen food products division serves both food service and retail customers. We sell approximately 140 unique frozen food products through approximately 1,140 wholesalers, cooperatives and distributors.

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

Snack Food Products

During fiscal year 2019, our snack food products division sold approximately 120 different items through customer-owned distribution centers and a direct-store-delivery network serving approximately 17,000 supermarkets, mass merchandise and convenience retail stores located in 49 states.

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

Product Planning and Research and Development

We continually monitor the consumer acceptance of each product within our extensive product line. Individual products are regularly added to and deleted from our product line. Historically, the addition or deletion of any individual product has not had a material effect on our operations in such fiscal year. We believe that a key factor in the success of our products is our system of carefully targeted research and testing of our products to ensure high quality and that each product matches an identified market opportunity. The emphasis in new product introductions in the past several years has been in single service items. We are constantly searching to develop new products to complement our existing product lines and improve processing techniques and formulas. We utilize an in-house test kitchen and consultants to research and experiment with unique food preparation methods, improve quality control and analyze new ingredient mixtures.

Competition

Our products are sold under highly competitive conditions. All food products can be considered competitive with other food products, but we consider our principal competitors to include national, regional and local producers and distributors of refrigerated, frozen and non-refrigerated snack food products. Several of our competitors include large companies with substantially greater financial and marketing resources than ours. Existing competitors may broaden their product lines and potential competitors may enter or increase their focus on our markets, resulting in greater competition for us. We believe that our products compete favorably with those of our competitors. Such competitors’ products compete against ours for retail shelf space, institutional distribution and customer preference.

Effect of Government Regulations

Our operations are subject to extensive inspection and regulation by the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (the “FDA”), and by other federal, state, and local authorities regarding the processing, packaging, storage, transportation, distribution, and labeling of products that we manufacture, produce and process. Our processing facilities and products are subject to continuous inspection by the USDA and/or other federal, state, and local authorities. The USDA has issued strict regulations concerning the control of listeria monocytogenes in ready-to-eat meat and poultry products and contamination by food borne pathogens such as E. coli and salmonella and implemented a system of regulation known as the Hazard Analysis Critical Control Points (“HACCP”) program. The HACCP program requires all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements. The U.S. Occupational Safety and Health Administration (“OSHA”) oversees safety compliance and establishes certain employer responsibilities to help “assure safe and healthful working conditions” and keep the workplace free of recognized hazards or practices likely to cause death or serious injury. We believe that we are currently in compliance with governmental laws and regulations and that we maintain the necessary permits and licenses relating to our operations.

To date, federal, state, and local environmental laws and regulations, including those relating to the discharge of materials into the environment, have not had a material effect on our business.

Importance of Key Customers

Sales to Wal-Mart® comprised 35.7% of revenues in fiscal year 2019 and 31.9% of total accounts receivable was due from Wal-Mart® as of November 1, 2019. Sales to Wal-Mart® comprised 36.4% of revenues in fiscal year 2018 and 31.3% of total accounts receivable was due from Wal-Mart® as of November 2, 2018. Sales to Dollar General® comprised 11.1% of revenues in fiscal year 2019 and 21.7% of total accounts receivable was due from Dollar General® as of November 1, 2019. Sales to Dollar General® comprised 9.6% of revenues in fiscal year 2018 and 23.5% of total accounts receivable was due from Dollar General® as of November 2, 2018.

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

Employees

We had 564 employees as of November 1, 2019, approximately 38% of whose employment relationship is governed by collective bargaining agreements. These agreements currently expire between May 2019 and March 2022. We believe that our relationship with all of our employees is favorable and contracts will be settled favorably.

Executive Officers of the Registrant

The names, ages, and positions of all our executive officers as of January 17, 2020 are listed below. William L. Bridgford is the nephew of Allan L. Bridgford. Officers are normally appointed annually by the Board of Directors at their meeting immediately following the annual meeting of shareholders. Three executive officers are full-time employees of our company. Allan L. Bridgford worked 50% of full time during fiscal year 2019.

Name	Age	Position(s) with our company
Allan L. Bridgford	84	Vice President and Chairman of the Executive Committee
William L. Bridgford	65	Chairman and member of the Executive Committee
John V. Simmons	64	President and member of the Executive Committee
Raymond F. Lancy	66	Chief Financial Officer, Executive Vice President, Treasurer and member of the Executive Committee

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

Our executive officers and certain other key employees have been primarily responsible for the development and expansion of our business, and the loss of the services of one or more of these individuals could adversely affect us. Our success will be dependent in part upon our continued ability to recruit, motivate, and retain qualified personnel. We cannot assure that we will be successful in this regard. We have no employment or non-competition agreements with key personnel except for a consulting agreement with Allan L. Bridgford that is effective after his retirement from employment with our company.

We depend on our major customers and any loss of such customers could have a negative impact on our profitability.

We could suffer significant reductions in revenues and operating income if we lost one or more of our largest customers, including Wal-Mart® and Dollar General®, which accounted for 35.7% and 11.1%, respectively, of sales in fiscal year 2019. Many of our customers, such as supermarkets, warehouse clubs, and food distributors have consolidated in recent years. Such consolidation has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories while demanding lower pricing and increased promotional programs. These customers also may use their shelf space for their own private label products. Failure to respond to these trends could reduce our volume and cause us to lower prices or increase promotional spending for our product lines which could adversely affect our profitability.

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

Item 3. Legal Proceedings

No material legal proceedings were pending against us as of November 1, 2019 or as of the date of filing of this Report. We are likely to be subject to claims arising from time to time in the ordinary course of our business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on us. Any adverse litigation trends and outcomes could significantly and negatively affect our financial results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Dividend Data

Our common stock is traded in the national over-the-counter market and is authorized for quotation on the Nasdaq Global Market under the symbol “BRID”.

As of January 16, 2020, there were 721 shareholders of record in our common stock.

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

Repurchases of Equity Securities by the Issuer

During fiscal year 2019, we did not repurchase any shares of our common stock pursuant to our stock repurchase program previously authorized by the Board of Directors. The following table provides information regarding our repurchases of common stock in each of the four periods comprising the fourth quarter of fiscal year 2019.

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 13, 2019 – August 9, 2019	-	$-	-	120,113
August 10, 2019 – September 6, 2019	-	-	-	120,113
September 7, 2019 – October 4, 2019	-	-	-	120,113
October 5, 2019 – November 1, 2019	-	-	-	120,113
Total	-	$-	-

(1)	The periods shown are our fiscal periods during the sixteen-week quarter ended November 1, 2019.

(2)	All repurchases reflected in the foregoing table were made on the open market. Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005). Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. Such purchases of common stock may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition. As of November 1, 2019, the total maximum number of shares that may be purchased under the Purchase Plan is 120,113 at a purchase price not to exceed $10.00 per share for a total maximum aggregate price (exclusive of commission) of $1,201,130.

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

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (refer to Part I., Item 1. Business for more information).

Results of Operations (in thousands except percentages)

Fiscal Year Ended November 1, 2019 (52 weeks) Compared to Fiscal Year Ended November 2, 2018 (52 weeks)

Net Sales-Consolidated

Net sales in fiscal year 2019 increased $14,528 (8.3%) when compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	2.7	4,991
Unit sales volume in pounds	6.8	12,582
Returns activity	-0.2	(589)
Promotional activity	-1.0	(2,456)
Increase in net sales	8.3	14,528

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment in fiscal year 2019 increased $3,968 (8.4%) compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	4.5	2,356
Unit sales volume in pounds	5.3	2,788
Returns activity	-0.2	(125)
Promotional activity	-1.2	(1,051)
Increase in net sales	8.4	3,968

The increase in net sales in fiscal year 2019 was attributable to higher unit sales volume and higher selling price per pound. The increase in net sales was primarily driven by a significant increase in volume in our shelf-stable sandwich business to institutional and retail customers. Other institutional Frozen Food Product sales, including sheet dough and rolls, increased 3% by volume while retail sales volume decreased 4%. Changes in returns were slightly higher compared to the prior fiscal year. Promotional activity increased due to higher bid price reductions, rebates and menu allowances as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment in fiscal year 2019 increased $10,560 (8.3%) compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	2.0	2,635
Unit sales volume in pounds	7.3	9,794
Returns activity	-0.2	(463)
Promotional activity	-0.8	(1,406)
Increase in net sales	8.3	10,560

The increase in net sales in fiscal year 2019 was attributable to a significant increase in new product offerings including smokehouse sausage sticks introduced during the second quarter of fiscal year 2018. The increase in net sales occurred mainly in our direct store delivery distribution channel while warehouse shipments decreased. The weighted average selling price per pound increased compared to the prior fiscal year due to higher per pound selling prices for new items. Promotional offers increased corresponding to the increase in unit sales volume. Returns activity increased slightly compared to the 2018 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations increased by $9,370 (8.0%) compared to the prior fiscal year. Higher unit sales volume in the Snack Food Products segment was the primary contributing factor to the increase in cost of products sold. Overhead spending increased due to significant increases in hourly wages and bonus, insurance expenses, repairs and maintenance, healthcare expenses and indirect operating supplies. Costs related to an additional production facility currently under construction also increased overhead expenses. A decrease in commodity costs during fiscal year 2019 partially offset the increase in cost of goods sold. The gross margin increased from 32.4% to 32.7% during fiscal year 2019 compared to the prior fiscal year.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Decrease
Frozen Food Products Segment	2,452	2.1	(111)
Snack Food Products Segment	6,918	5.9	(1,725)
Total	9,370	8.0	(1,836)

Cost of Products Sold and Gross Margin–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $2,452 (7.9%) to $33,444 in fiscal year 2019 compared to the prior fiscal year. Increased volume and changes in product mix were the primary contributing factors to the increase. Cost of products sold was partially offset by lower flour commodity costs of approximately $111. The gross margin percentage increased from 34.4% to 34.7% during fiscal year 2019 compared to the prior fiscal year.

Cost of Products Sold and Gross Margin–Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $6,918 (8.0%) compared to the prior fiscal year due primarily to a substantial increase in sales volume. Higher hourly wages including increased production labor impacted the cost of products sold as did higher healthcare, insurance and repair and maintenance expense. The cost of meat commodities decreased approximately $1,725 during fiscal year 2019 compared to the prior fiscal year. The gross margin earned in this segment increased from 31.7% to 31.9% during fiscal year 2019 primarily as a result of lower commodity costs.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) in fiscal year 2019 increased $2,908 (5.8%) when compared to the prior fiscal year. The increase in this category did not directly correspond to the change in sales.

The table below summarizes the primary expense variances in this category:

	November 1, 2019 (52 Weeks)	November 2, 2018 (52 Weeks)	Expense Increase (Decrease)
Wages and bonus	$23,399	$21,212	$2,187
Pension costs	232	956	(724)
Insurance	1,116	487	629
Repairs and maintenance “SQF” expense	31	567	(536)
Healthcare costs	3,091	2,661	430
Travel	2,397	2,113	284
Product advertising	6,303	6,136	167
Other income/expense	3	(158)	161
Cash surrender value gains	(666)	(816)	150
Other SG&A	16,931	16,771	160
Total - SG&A	52,837	49,929	2,908

Higher profit-sharing accruals resulted in higher wages and bonus expense in fiscal year 2019 compared to the prior year. The decrease in pension expense was due to higher pension discount rates being used to compute the future liability estimate. Insurance costs increased due to higher claim activity and the addition of a new production and warehousing facility. Repairs and maintenance expense decreased as the Company prepared its Chicago facility in fiscal year 2018 to comply with Food Safety Certification requirements created and managed by the SQF Institute. Healthcare benefit expense has increased due to recent unfavorable claim activity compared to fiscal year 2018. Travel expenses increased due to research related to construction of the new plant as well as increased travel by business development managers. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during fiscal year 2019. Other income/expense increased due to a miscellaneous gain that did not reoccur in the current fiscal year. The gain on cash surrender value of life insurance policies decreased substantially due to lower stock market gains compared to fiscal year 2018. The major components comprising the increase of “Other SG&A” expenses were outside consulting fees, utilities and property taxes.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $641 (4.5%) to $14,867 during fiscal year 2019 compared to the prior fiscal year. The overall increase in SG&A expenses was due to higher unit sales volume, profit-sharing accruals and product advertising.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $2,267 (6.3%) to $37,970 during fiscal year 2019 compared to the prior fiscal year. Most of the increase was due to higher unit sales volume in pounds and higher expenses related to wages and bonuses including an increase in sales commissions.

Gain on Sale of Property, Plant and Equipment

On March 7, 2018, the Company sold a parcel of land in Chicago, Illinois for approximately $5,977 and recognized a non-recurring pre-tax gain in fiscal year 2018. The cost basis of the land was insignificant. Any gain or loss during fiscal year 2019 was due to ordinary gain or loss on disposal of assets.

Income Taxes

The Company’s effective income tax rate was 24.0% and 49.1% in fiscal years 2019 and 2018, respectively. In fiscal year 2019, the effective income tax rate differed from the applicable mixed statutory rate of approximately 23.1% primarily due to tax reform adjustment of deferred income taxes, the Domestic Production Activities Deduction and a change in the liability on unrecognized benefits related to research and development tax credits (refer to Note 4 of Notes to the Consolidated Financial Statements for more information).

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

Cash flows from operating activities:

	November 1, 2019 (52 Weeks)	November 2, 2018 (52 Weeks)

Net income	$6,484	$6,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,153	3,940
Provision for losses on accounts receivable	44	24
(Provision for) reduction in promotional allowances	(852)	94
Loss (Gain) on sale of property, plant and equipment	290	(6,236)
Deferred income taxes, net	1,889	4,940
Changes in operating working capital	(4,761)	(1,014)
Net cash provided by operating activities	$7,247	$8,265

For the fifty-two weeks ended November 1, 2019, net cash provided by operating activities was $7,247, a decrease of $1,018 compared to the fifty-two weeks ended November 1, 2018. The net decrease in cash provided by operating activities primarily related to an increase in inventory of $2,954, lower net income of $6,484 and deferred income taxes of $1,889 partially offset by an increase in the current portion of non-current liabilities of $1,643 and payments for estimated taxes of $697. During fiscal year 2019, we funded $875 towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 67 days for the fifty-two weeks ended November 1, 2019 and 64 days for the fifty-two weeks ended November 2, 2018. Significant customers increased the length of payment terms during fiscal year 2018 which increased the prior fiscal year’s cash conversion cycle.

For the fifty-two weeks ended November 2, 2018, net cash provided by operating activities was $8,265. This result was primarily related to net income and a decrease in non-current liabilities. During fiscal year 2018, we funded $3,150 towards our defined benefit pension plan.

Cash used in investing activities:

	November 1, 2019 (52 Weeks)	November 2, 2018 (52 Weeks)
Proceeds from sale of property, plant and equipment	$61	$6,035
Additions to property, plant and equipment	(25,739)	(18,147)
Net cash used in investing activities	$(25,678)	$(12,112)

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

The table below highlights the additions to property, plant and equipment for the fifty-two weeks ended:

	November 1, 2019 (52 Weeks)	November 2, 2018 (52 Weeks)
Land	$-	$55
Building	-	141
Building improvements	10,103	702
Leasehold improvements	-	9
Temperature control	3,285	-
Processing equipment	2,019	7,915
Packaging lines	2,641	181
Vehicles for sales and/or delivery	1,585	953
Quality control and communication systems	156	43
Computer software and hardware	861	18
Forklifts	57	253
Change in projects in process	5,032	7,877
Additions to property, plant and equipment	$25,739	$18,147

Expenditures for additions to property, plant and equipment during the fifty-two weeks ended November 1, 2019 include projects in process of $13,723 related to the new facility in Chicago.

Cash provided by (used in) financing activities:

	November 1, 2019 (52 Weeks)	November 2, 2018 (52 Weeks)
Payments of capital lease obligations	$(17)	$(83)
Proceeds from bank borrowings	17,000	-
Repayments of bank borrowings	(3,253)	-
Net cash provided by (used in) financing activities	$13,730	$(83)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we were authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of the end of fiscal year 2019, 120,113 shares remained authorized for repurchase under the program. However, our agreement with Citigroup lapsed on its own (by its terms) on October 14, 2019.

We invested in OTR (over-the-road) tractors during fiscal year 2012 financed by a capital lease obligation in the amount of $1,848. The total capital lease obligation was settled as of November 1, 2019 with no remaining lease liability. We bought several of the tractors and converted to month-to-month arrangements on other tractors as needed. We plan to invest in new capital lease arrangements in fiscal 2020.

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2020. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or Libor plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $7,500. The Company was in violation of the capital expenditure covenant which was subsequently waived by letter dated December 16, 2019. The Company was in compliance with all other covenants as of November 1, 2019.

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A for up to $15,000 in equipment financing. Pursuant to the loan agreement, we made two borrowings of $7,500 each, to purchase specific equipment for our new Chicago processing facility at a fixed rate of 4.13% and 3.98%, respectively, per annum. The loan terms are seven years and are secured by the purchased equipment. The first funding of $7,500 was received on December 28, 2018. The second funding was received on April 23, 2019. The master collateral loan and security agreement with Wells Fargo Bank, N.A. contains various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth (as defined) not greater than 2.5 to 1.0 at each fiscal quarter,

●	Quick Ratio (as defined) not less than 1.0 to 1.0 at each fiscal quarter end, and

●	Net income after taxes not less than one dollar on a quarterly basis, determined as of each fiscal quarter end.

The Company was in compliance with all covenants under the master collateral loan and security agreement as of November 1, 2019.

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

Management is of the opinion that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for fiscal year 2020.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

We had no other debt or other contractual obligations within the meaning of Item 303(a)(5) of Regulation S-K, as of November 1, 2019.

Our expected future liability related to construction of the new Chicago processing facility for the purchase of smokehouses and chillers is approximately $13,900 as of January 8, 2020.

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

Disclosure concerning our policies on credit risk, revenue recognition, cash surrender or contract value for life insurance policies, deferred income tax and the recoverability of our long-lived assets are provided in Notes 1 and 4 of the Notes to the Consolidated Financial Statements.

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

Management assessed the effectiveness of our internal control over financial reporting for our fiscal year ended November 1, 2019. Based on management’s assessment and the above-referenced criteria, management believes that the internal control over financial reporting for our fiscal year ended November 1, 2019 was effective.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended November 1, 2019 and is incorporated herein by reference. Information concerning our executive officers is set forth in Part I, Item 1 of this Report under the heading “Executive Officers of the Registrant”.

Item 11. Executive Compensation

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended November 1, 2019 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended November 1, 2019 and is incorporated herein by reference.

Equity Compensation Plan Information

Not applicable, as we do not have any compensation plans under which our equity securities are authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended November 1, 2019 and is incorporated herein by reference.

We are considered a “controlled company” within the meaning of Rule 5615(c)(1) of the NASDAQ Listing Rules based on the approximate 80% beneficial ownership of our outstanding common stock by Bridgford Industries Incorporated and are therefore exempted from various NASDAQ Listing Rules pertaining to certain “independence” requirements of our directors. Nevertheless, the Board of Directors has determined that Messrs. Andrews, Scott and Ms. Schott who together comprise the Audit Committee and the Compensation Committee, are all “independent directors” within the meaning of Rule 5605 of the NASDAQ Listing Rules.

Our general legal counsel is the son of the former senior chairman of the Board of Directors. As legal counsel to the Board and the Compensation Committee, he currently is paid a fee of $2,380 for each meeting attended. Total fees paid under this arrangement for fiscal year 2019 were approximately $22,600. Legal services are performed on our behalf and billed by a firm in which he is a partner. Total fees billed under this arrangement for fiscal year 2019 were approximately $74,500.

Director Allan Bridgford Jr., son of the former senior chairman of the Board of Directors, is providing consulting services to the Chicago plant and management. The contract on behalf of the Company with Allan Bridgford Jr. is for consulting services at $1,200 per day. Total fees billed under this arrangement for fiscal year 2019 were approximately $207,000. As a member of the Board of Directors, he was paid a fee of $2,380 for each meeting attended during fiscal year 2019. Total fees paid under this arrangement for fiscal year 2019 were $23,640. Under an arrangement with Allan Bridgford Jr., we accrued approximately $481,500 of profit sharing based on fiscal year 2019 profitability to be paid out in three installments equally over the next three years.

Director Keith Ross currently provides real estate consulting services to the Board and management. He was paid a fee of $2,380 for each Board meeting attended and was paid an aggregate of $23,640 for meetings attended during fiscal year 2019. No fees were paid during fiscal year 2019 for consulting services.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended November 1, 2019 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. The following documents are filed as a part of this Report:

(2) Financial Statement Schedules

Not applicable for a smaller reporting company.

(3) Exhibits

(a) The exhibits below are filed or incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Articles of Incorporation, as amended.	10-K	000-02396	3.4	01/18/19
3.2	Amended and Restated Bylaws.	10-K/A	000-02396	3.7	02/09/18
4.1	Description of Capital Stock of the Registrant					X
10.1*	Bridgford Foods Corporation Defined Benefit Pension Plan.	10-K	000-02396	10.1	01/18/19
10.2*	Bridgford Foods Corporation Supplemental Executive Retirement Plan.	10-K	000-02396	10.2	01/18/19
10.3*	Bridgford Foods Corporation Deferred Compensation Savings Plan.	10-K	000-02396	10.3	01/18/19
10.4*	Consulting Agreement, dated August 12, 2019, between the Registrant and Allan L. Bridgford Sr.	8-K	000-02396	10.1	08/16/19
21.1	Subsidiaries of the Registrant.					X
24.1	Power of Attorney (included as part of the signature page).					X
31.1	Certification of Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION

By:	/s/ WILLIAM L. BRIDGFORD
William L. Bridgford
Chairman of the Board

Date: January 24, 2020

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

Signature	Title	Date

/s/ WILLIAM L. BRIDGFORD	Chairman of the Board	January 24, 2020
William L. Bridgford	(Principal Executive Officer)

/s/ JOHN V. SIMMONS	President and Director	January 24, 2020
John V. Simmons

Chief Financial Officer, Executive Vice President,
/s/ RAYMOND F. LANCY	Treasurer, Assistant Secretary and Director	January 24, 2020
Raymond F. Lancy	(Principal Financial and Accounting Officer)

/s/ ALLAN L. BRIDGFORD SR.	Director	January 24, 2020
Allan L. Bridgford Sr.

/s/ TODD C. ANDREWS	Director	January 24, 2020
Todd C. Andrews

/s/ ALLAN BRIDGFORD JR.	Director	January 24, 2020
Allan Bridgford Jr.

/s/ D. GREGORY SCOTT	Director	January 24, 2020
D. Gregory Scott

/s/ KEITH A. ROSS	Director	January 24, 2020
Keith A. Ross

/s/ MARY SCHOTT	Director	January 24, 2020
Mary Schott

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Bridgford Foods Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation and its subsidiaries (the Company) as of November 1, 2019 and November 2, 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 1, 2019 and November 2, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

January 24, 2020

BRIDGFORD FOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

November 1, 2019 and November 2, 2018

(in thousands, except per share amounts)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3,478	$8,179
Accounts receivable, less allowance for doubtful accounts of $31 and $33, respectively and promotional allowances of $2,974 and $2,122, respectively	21,875	20,293
Inventories, net	26,367	23,413
Prepaid expenses	1,048	1,331
Total current assets	52,768	53,216

Property, plant and equipment, net of accumulated depreciation and amortization of $54,015 and $66,337, respectively	54,346	32,638
Other non-current assets	12,295	11,630
Deferred income taxes	4,047	4,010
Total assets	$123,456	$101,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,993	$7,655
Accrued payroll, advertising and other expenses	5,480	4,577
Income taxes payable	90	155
Current notes payable – equipment (Note 5)	1,943	-
Current portion of non-current liabilities	4,434	5,980
Total current liabilities	19,940	18,367

Long-term notes payable – equipment (Note 5)	11,804	-
Non-current liabilities	25,228	17,447
Total liabilities	56,972	35,814

Contingencies and commitments (Notes 3, 5 and 6)

Shareholders’ equity:
Preferred stock, without par value; Authorized, - 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; Authorized, - 20,000 shares; issued and outstanding – 9,076	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	72,432	65,948
Accumulated other comprehensive loss	(23,380)	(17,700)
Total shareholders’ equity	66,484	65,680
Total liabilities and shareholders’ equity	$123,456	$101,494

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended November 1, 2019 and November 2, 2018

(in thousands, except share and per share amounts)

	November 1, 2019	November 2, 2018
	(52 Weeks)	(52 Weeks)

Net sales	$188,785	$174,257

Cost of products sold	127,121	117,751

Gross margin	61,664	56,506

Selling, general and administrative expenses	52,837	49,929

Loss (gain) on sale of property, plant and equipment	290	(6,236)

Income before taxes	8,537	12,813

Provision for income taxes	2,053	6,296

Net income	$6,484	$6,517

Basic earnings per share	$0.71	$0.72

Shares used to compute basic earnings per share	9,076,832	9,076,832

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the fiscal years ended November 1, 2019 and November 2, 2018

(in thousands)

	November 1, 2019	November 2, 2018
	(52 Weeks)	(52 Weeks)
Net income	$6,484	$6,517
Other comprehensive (loss) income from defined benefit plans	(6,632)	3,610
Other postretirement benefit plans:
Actuarial (loss) gain	(790)	710
Prior service cost	(50)	(174)
Other comprehensive (loss) income from other postretirement benefit plans, net	(840)	536

Other comprehensive (loss) income, before taxes	(7,472)	4,146

Tax benefit (expense) on other comprehensive income	1,792	(1,021)

Change in other comprehensive (loss) income, net of tax	(5,680)	3,125

Comprehensive income, net of tax	$804	$9,642

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the fiscal years ended November 1, 2019 and November 2, 2018

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 3, 2017	9,076	$9,134	$8,298	$56,902	$(18,296)	$56,038
Net income				6,517		6,517
ASU 2018-02 (Notes 1 and 4)				2,529	(2,529)	-
Net change in defined benefit plans and other benefit plans					3,125	3,125
Balance, November 2, 2018	9,076	$9,134	$8,298	$65,948	$(17,700)	$65,680
Net income				6,484		6,484
Net change in defined benefit plans and other benefit plans, net of tax					(5,680)	(5,680)
Balance, November 1, 2019	9,076	$9,134	$8,298	$72,432	$(23,380)	$66,484

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended November 1, 2019 and November 2, 2018

(in thousands)

	November 1, 2019	November 2, 2018
	(52 Weeks)	(52 Weeks)

Cash flows from operating activities:
Net income	$6,484	$6,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,153	3,940
Provision for losses on accounts receivable	44	24
(Provision for) reduction in promotional allowances	(852)	94
Loss (gain) on sale of property, plant and equipment	290	(6,236)
Deferred income taxes, net	1,889	4,940
Changes in operating assets and liabilities:
Accounts receivable	(774)	(1,263)
Inventories	(2,954)	(397)
Prepaid expenses	283	219
Refundable income taxes	-	-
Other non-current assets	(663)	1,549
Accounts payable	338	2,291
Accrued payroll, advertising and other expenses	903	22
Income taxes payable	(65)	(61)
Current portion of non-current liabilities	(1,643)	295
Non-current liabilities	(184)	(3,669)
Net cash provided by operating activities	7,247	8,265
Cash used in investing activities:
Proceeds from sale of property, plant and equipment	61	6,035
Additions to property, plant and equipment	(25,739)	(18,147)
Net cash used in investing activities	(25,678)	(12,112)
Cash used in financing activities:
Payment of capital lease obligations	(17)	(83)
Proceeds from bank borrowings	17,000	-
Repayments of bank borrowings	(3,253)	-
Net cash provided by (used in) financing activities	13,730	(83)
Net decrease in cash and cash equivalents	(4,701)	(3,930)

Cash and cash equivalents at beginning of year	8,179	12,109
Cash and cash equivalents at end of year	$3,478	$8,179

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$697	$1,726
Cash paid for interest	$403	-
Transportation equiptment financed by lease obligations	$473	-

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

Subsequent events

Management has evaluated events subsequent to November 1, 2019 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements. On December 19, 2019, we entered into a third master collateral loan and security agreement with Wells Fargo Bank, N.A for $3,750 in equipment financing. Pursuant to the loan agreement, we borrowed $3,750 to purchase specific equipment for our new Chicago processing facility at a fixed rate of 3.70% per annum. The loan term is seven years and is secured by the purchased equipment. The funds were received on December 23, 2019. The master collateral loan and security agreement with Wells Fargo Bank, N.A. contains various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than 1.0 to 1.0 at each fiscal quarter end,
●	Net income after taxes not less than one dollar on a quarterly basis, determined as of each fiscal quarter end.

The Company maintains a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2020. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or LIBOR plus 1.5%. The Company borrowed $2,000 under this line of credit on November 24, 2019. The Company borrowed an additional 2.500,000 under the line of credit on January 24, 2020.

Based on management’s review, no other material events were identified that require adjustment to the financial statements or additional disclosure.

Accounts Receivable

Accounts receivable are recorded at net realizable value.  The value is presented net of allowance for doubtful accounts and promotional incentives.  Our accounts receivable consists mainly of trade receivables from customer sales.  We evaluate the collectability of our accounts receivable based on a several factors.  The provision for doubtful accounts receivable is based on historical trends and current collectability risk.  Our provision for doubtful accounts was $31 and $33 as of November 1, 2019 and November 2, 2018, respectively.

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

Sales to Wal-Mart® comprised 35.7% of revenues in fiscal year 2019 and 31.9% of total accounts receivable was due from Wal-Mart® as of November 1, 2019. Sales to Wal-Mart® comprised 36.4% of revenues in fiscal year 2018 and 31.3% of total accounts receivable was due from Wal-Mart® as of November 2, 2018. Sales to Dollar General® comprised 11.1% of revenues in fiscal year 2019 and 21.7% of total accounts receivable was due from Dollar General® as of November 1, 2019. Sales to Dollar General® comprised 9.6% of revenues in fiscal year 2018 and 23.5% of total accounts receivable was due from Dollar General® as of November 2, 2018.

Business segments

Our company and subsidiaries operate in two business segments - the processing and distribution of frozen foods products, and the processing and distribution of snack food products. See Note 7 for further information.

Fiscal year

We maintain our accounting records on a 52-53-week fiscal basis ending on the Friday closest to October 31. As part of the regular accounting cycle, fiscal years 2019 and 2018 included 52 weeks.

Revenues

The Company recognizes revenue for the sale of the product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment, pickup or delivery to a customer based on terms of the sale. Contracts with customers are typically short-term in nature with completion of a single performance obligation. Product is sold to foodservice, retail, institutional and other distribution channels. Products are delivered to customers primarily through our own long-haul fleet, common carrier or through a Company owned direct store delivery system. These delivery costs, $5,012 and $3,883 for fiscal years 2019 and 2018, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Shipping and handling that occurs after the customer has obtained control of the product is recorded as a fulfillment cost rather than an additional assured service. Costs paid to third party brokers to obtain contracts are recognized as part of selling expenses. Other sundry items in context of the contract are also recognized as selling expense. Any taxes collected on behalf of the government are excluded from net revenue.

We record revenue at transaction price which is measured as the amount of consideration we anticipate to receive in exchange for providing product to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for fiscal years 2019 and 2018 were $11,105 and $8,840, respectively.

Advertising expenses

Advertising and other promotional expenses are recorded as selling, general and administrative expenses. Advertising expenses for fiscal years 2019 and 2018 were $2,574 and $2,713, respectively.

Cash and cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills. Cash equivalents totaled $3,478 as of November 1, 2019 and $8,179 as of November 2, 2018. All material cash and cash equivalents as of November 1, 2019 were held at Wells Fargo Bank N.A.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or non-recurring basis for the fiscal years ended November 1, 2019 and November 2, 2018.

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

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Major renewals and improvements are charged to the asset accounts while the cost of maintenance and repairs is charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is credited or charged to income. Depreciation is computed on a straight-line basis over 10 to 20 years for buildings and improvements, 5 to 10 years for machinery and equipment, and 3 to 5 years for transportation equipment. We are building a processing plant from the ground up and as such have attributed long useful lives accordingly to these types of assets employed at the new facility in Chicago.

Leases

Leased property and equipment that meet lease criteria are capitalized at the lower of the present value of the minimum payments required under the lease or the fair value of the asset at inception of the lease and are included within property, plant and equipment on the consolidated balance sheet. If any, obligations under capital leases are accounted for as current and noncurrent liabilities on the consolidated balance sheet. Amortization is calculated on a straight-line method based upon the shorter of the estimated useful life of the asset or the lease term.

Life insurance policies

We record the cash surrender value or contract value for life insurance policies as an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period. The cash surrender value is included in other non-current assets in the accompanying consolidated balance sheets.

Income taxes

Deferred taxes are provided for items whose financial and tax bases differ. A valuation allowance is provided against deferred tax assets when it is expected that it is more likely than not that the related asset will not be fully realized. The determination as to whether or not a deferred tax asset can be fully realized is subject to a significant degree of judgment, based at least partially upon a projection of future taxable income, which takes into consideration past and future trends in profitability, customer demand, supply costs, and multiple other factors, which are inherently difficult to predict.

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

Stock-based compensation

We measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. We have not issued, awarded, granted or entered into any stock-based payment agreements since April 29, 1999, and no such expense was recognized in fiscal years 2019 and 2018.

Comprehensive income or loss

Comprehensive income or loss consists of net income and additional minimum pension liability adjustments.

Recently issued accounting pronouncements and regulations

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which are either the retrospective approach or cumulative effect adjustment approach. The guidance become effective for annual reporting periods that begin after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted the modified retrospective transition method beginning with the first quarter of fiscal 2019. The adoption did not have a material impact on our consolidated financial statements. For further information please refer to Part I, Item 1, Notes to Consolidated Financial Statements under Revenues. Disaggregated revenue is disclosed in Part I, Item 1, Notes to Consolidated Financial Statements, Note 7: Segment Information.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” that requires most equity investments to be measured at fair value and subsequent changes in fair value to be recognized in net income. The guidance covers presentation and disclosure requirements of financial liabilities and the classification and measurement of financial instruments. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017. We adopted this guidance in the first quarter of fiscal 2019. The adoption did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires a lessee to recognize assets and liabilities with lease terms of more than 12 months. Both capital and operating leases are to be recognized on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019 which is our first quarter of fiscal 2020. We have analyzed all lease transactions during fiscal year 2019. The Company elected not to reassess expired contracts or adjust comparative periods. The Company determined that no change to current accounting treatment is warranted due to the underlying nature of our leases. In the case of month-to-month lease or rental agreements with terms of 12 months or less, the Company made an accounting policy election to not recognize lease assets and liabilities. The Company performed a detailed analysis and determined that there were no indicators of longer-term leases at this time. The application of this pronouncement will result in additional disclosures detailing our lease arrangements. The Company continues to evaluate this statement and its impact on its results of operations or financial position but do not expect a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes – Classification of Certain Cash Receipts and Cash Payments”. The guidance involves eight specific cash flow issues and aims to unify accounting for these transactions. The guidance becomes effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this guidance during the first quarter of fiscal 2019 and it did not have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits”. The guidance separates service cost from other pension cost components changing the presentation of net periodic benefit cost related to company sponsored defined benefit or other postretirement benefits. The guidance becomes effective for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted. Additional disclosure reconciling net periodic benefit cost is detailed in Item I, Notes to the Consolidated Financial Statements under Note 3, Retirement and Other Benefit Plans. The Company adopted this guidance during the first quarter of fiscal 2019 and it did not have a material impact on our consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes – Simplifying the Accounting for Income Taxes”. The guidance removes exceptions to the general principles in Topic 740 for allocating tax expense between financial statement components, accounting basis differences stemming from an ownership change in foreign investments and interim period income tax accounting for year-to-date losses that exceed projected losses. The guidance becomes effective for annual reporting periods beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 2 - Composition of Certain Financial Statement Captions:

	2019	2018
Inventories, net:
Meat, ingredients and supplies	$5,283	$6,455
Work in process	1,562	1,415
Finished goods	19,522	15,543
	$26,367	$23,413
Property, plant and equipment, net:
Land	$3,908	$3,908
Buildings and improvements	21,044	21,665
Machinery and equipment	60,617	57,593
Capital leased trucks	473	404
Transportation equipment	8,391	6,981
Construction in process	13,928	8,424
	108,361	98,975
Accumulated depreciation and amortization	(54,015)	(66,337)
	$54,346	$32,638

Other non-current assets:
Cash surrender value benefits	$12,289	$11,624
Other	6	6
	$12,295	$11,630
Accrued payroll, advertising and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$4,063	$3,326
Accrued advertising and broker commissions	648	489
Property taxes	520	517
Other	249	245
	$5,480	$4,577

Current portion of non-current liabilities (Notes 3 and 6):
Defined benefit retirement plan	$-	$1,150
Executive retirement plans	10	10
Incentive compensation	4,264	4,796
Capital lease obligation	95	-
Customer deposits	10	10
Postretirement healthcare benefits	55	14
	$4,434	$5,980

Non-current liabilities (Note 3):
Defined benefit retirement plan	$14,130	$6,903
Executive retirement plans	6,418	5,553
Incentive compensation	3,655	4,487
Capital lease obligation	360	-
Postretirement healthcare benefits	665	504
	$25,228	$17,447

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

Net pension cost consisted of the following:

	November 1, 2019	November 2, 2018
	(52 Weeks)	(52 Weeks)
Service cost	$103	$126
Interest cost	2,396	2,248
Expected return on plan assets	(3,414)	(3,408)
Amortization of unrecognized loss	1,236	1,575
Net pension cost	$321	$541

Net pension costs and benefit obligations are determined using assumptions as of the beginning of each fiscal year.

Weighted average assumptions for each fiscal year are as follows:

	2019	2018
Discount rate	3.00%	4.30%
Rate of increase in salary levels	N/A	N/A
Expected return on plan assets	7.00%	7.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	November 1, 2019	November 2, 2018
	(52 Weeks)	(52 Weeks)
Change in plan assets:
Fair value of plan assets - beginning of year	$49,434	$48,208
Employer contributions	875	3,150
Actual return on plan assets	5,402	(242)
Benefits paid	(1,819)	(1,682)
Fair value of plan assets - end of year	$53,892	$49,434
Change in benefit obligations:
Benefit obligations - beginning of year	$57,487	$62,480
Service cost	103	126
Interest cost	2,396	2,248
Actuarial gain (loss)	9,856	(5,686)
Benefits paid	(1,820)	(1,681)
Benefit obligations - end of year	68,022	57,487
Funded status of the plans	(14,130)	(8,053)
Unrecognized prior service costs	-	-
Unrecognized net actuarial loss	23,453	16,821
Net amount recognized	$9,323	$8,768

We perform an internal rate of return analysis when making the discount rate selection. The discount rates were based on FTSE Pension Liability Index (formerly Citibank) as of October 31, 2019 and September 30, 2018, respectively.

Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted-average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. Our expected employer contribution to the plans in fiscal year 2020 is zero.

For fiscal year 2019, our actuary updated mortality tables from the mortality projection scale using MP-2017 Scaling to MP-2018 Scaling. The expected rate of return on plan assets remained the same at 7.00% effective for fiscal years 2019 and 2018, respectively.

The actual and target allocation for plan assets are as follows:

Asset Class	2019	Target Asset Allocation	2018	Target Asset Allocation
Large Cap Equities	21.8%	22.0%	21.4%	22.0%
Mid Cap Equities	0.0%	0.0%	0.0%	0.0%
Small Cap Equities	13.8%	12.0%	13.0%	12.0%
International (equities only)	25.2%	26.0%	24.7%	26.0%
Fixed Income	37.6%	39.0%	39.0%	39.0%
Other (Government/Corporate, Bonds)	0.0%	0.0%	0.0%	0.0%
Cash	1.6%	1.0%	1.9%	1.0%
Total	100.0%	100.0%	100.0%	100.0%

The fair value of our pension plan assets as of November 1, 2019 and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	2019
	Level 1	Level 2	Level 3	Total

Total plan assets	$53,892	-	-	$53,892

Expected payments for the pension benefits are as follows:

Fiscal Years	Pension Benefits
2020	$2,376
2021	$2,545
2022	$2,694
2023	$2,873
2024	$3,034
2025-2029	$17,053

Executive Retirement Plans

Non-Qualified Deferred Compensation

Effective January 1, 1991, we adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. We contribute an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination or attainment of retirement age. No benefit expense was recorded under this plan for fiscal years 2019 and 2018.

Supplemental Executive Retirement Plan

In fiscal year 1991, we adopted a non-qualified supplemental retirement plan for certain key employees. Benefits provided under the plan are equal to 60% of the employee’s final average earnings, less amounts provided by our defined benefit pension plan and amounts available through Social Security.

Benefits payable related to these plans and included in the accompanying consolidated financial statements were $6,428 and $5,553 as of November 1, 2019 and November 2, 2018, respectively. In connection with these arrangements we are the beneficiary of life insurance policies on the lives of certain key employees and retirees. The aggregate cash surrender value of these policies, included in non-current assets, was $12,289 and $11,624 as of November 1, 2019 and November 2, 2018, respectively.

Expected payments for executive postretirement benefits are as follows:

Fiscal Years	Executive Postretirement Benefits
2020	$524
2021	$524
2022	$524
2023	$524
2024	$524
2025-2029	$2,619

Incentive Compensation Plan for Certain Key Executives

We provide an incentive compensation plan for certain key executives, which is based upon our pretax income. The payment of these amounts is generally deferred over three or five-year periods. The total amount payable related to this arrangement was $7,919 and $9,283 as of November 1, 2019 and November 2, 2018, respectively. Future payments are approximately $4,264, $2,283, $1,221, $101 and $50 for fiscal years 2020 through 2024, respectively.

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

Net periodic postretirement healthcare (benefit) consisted of the following:

	November 1. 2019	November 2. 2018
	(52 Weeks)	(52 Weeks)
Service cost	$9	$13
Interest cost	22	18
Amortization of prior service cost	(44)	(132)
Amortization of actuarial gain	(7)	(41)
Net periodic postretirement healthcare (benefit)	$(20)	$(142)

Weighted average assumptions for the fiscal years ended November 1, 2019 and November 2, 2018 are as follows:

	2019	2018
Discount rate	2.92%	4.30%
Medical trend rate next year	7.50%	8.00%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2025	2024

The table below shows the estimated effect of a 1% increase in healthcare cost trend rate on the following:

	2019	2018
Interest cost plus service cost	$3	$4
Accumulated postretirement healthcare obligation	$64	$54

The table below shows the estimated effect of a 1% decrease in healthcare cost trend rate on the following:

	2019	2018
Interest cost plus service cost	$(3)	$(3)
Accumulated postretirement healthcare obligation	$(53)	$(45)

The healthcare obligation and funded status of this plan as of the fiscal years ended are as follows:

	2019	2018
Change in accumulated postretirement healthcare obligation:
Healthcare obligation - beginning of year	$517	$528
Service cost	9	13
Interest cost	22	18
Actuarial gain	44	(40)
Benefits paid	(6)	(2)
Healthcare obligation – end of year	$586	$517

Funded status of the plans	586	517
Unrecognized prior service costs	-	(44)
Unrecognized net actuarial gain	(58)	(109)
Unrecognized amounts recorded in other comprehensive income	58	153
Postretirement healthcare liability	$586	$517

Expected payments for the postretirement benefits are as follows:

Fiscal Years	Postretirement Healthcare Benefits
2020	$65
2021	$44
2022	$20
2023-2027	$103

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

During the fiscal year ended November 3, 2006, we implemented a qualified 401(K) retirement plan (the “401K Plan”) for our sales, administrative, supervisory and certain other employees. During fiscal years 2019 and 2018, we made total employer contributions to the 401K Plan in the amounts of $722 and $660, respectively.

NOTE 4 - Income Taxes:

The provision for income taxes includes the following:

	November 1, 2019	November 2, 2018
	(52 Weeks)	(52 Weeks)
Current:
Federal	$(177)	$979
State	342	377
	165	1,356
Deferred:
Federal	1,667	4,715
State	221	225
	1,888	4,940
	$2,053	$6,296

The total tax provision differs from the expected amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	November 1, 2019	November 2, 2018
	(52 Weeks)	(52 Weeks)
Provision for federal income taxes at the applicable statutory rate	$1,790	$2,956
Increase in provision resulting from state income taxes, net of federal income tax benefit	445	463
Change in federal rate – Tax Act	-	3,059
Non-taxable life insurance gain	(140)	(99)
Domestic Production Activities Deduction	-	(106)
Other, net	(42)	23
	$2,053	$6,296

Deferred income taxes result from differences in the bases of assets and liabilities for tax and accounting purposes.

	2019	2018
Receivables allowance	$8	$9
Returns allowance	160	112
Inventory packaging reserve	90	35
Inventory overhead capitalization	394	305
Employee benefits	467	385
Other	25	-
State taxes	(281)	(230)
Incentive compensation	1,794	2,174
Pension and health care benefits	5,604	3,494
Depreciation	(6,310)	(2,274)
Net operating loss carry-forward and credits	2,173	77
Valuation allowance established against state NOL	(77)	(77)
Deferred income tax assets, net	$4,047	$4,010

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

As of November 1, 2019, the Company did not have any valuation allowance against its federal net deferred tax assets.

Management reevaluated the need for a valuation allowance at the end of 2019 and determined that some of its California NOL may not be utilized. Therefore, a valuation allowance of $77 has been retained for such portion of California NOL.

As of November 1, 2019, the Company had net operating loss carryforwards of approximately $9,979 for federal and $874 for state purposes. The federal loss will be carried forward indefinitely until it can be utilized against future taxable income. The state loss carryforwards will expire at various dates from 2023 through 2034.

As of November 1, 2019, we have provided a liability of $90 for unrecognized tax benefits related to various federal and state income tax matters. None of this liability will reduce our effective income tax rate if the asset is recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

As of November 2, 2018, we have provided a liability of $155 for unrecognized tax benefits related to various federal and state income tax matters. None of this liability will reduce our effective income tax rate if the asset is recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	November 1, 2019	November 2, 2018
	(52 Weeks)	(52 Weeks)

Balance at beginning of year	$155	$135
Additions based on tax positions related to the current year	-	10
Additions for tax positions of prior years	-	10
Reductions for tax positions of prior years	(65)	-
Settlements	-	-

Balance at end of year	$90	$155

We recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of November 1, 2019, we had approximately $18 in accrued interest and penalties which is included as a component of the $90 unrecognized tax benefit noted above.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2016 through 2018.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended 2015 through 2018.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. tax code that affected our fiscal year ended November 2, 2018, and future periods, including, but not limited to, (1) reduced the corporate federal income tax rate from 35% to 21%, (2) bonus depreciation that allowed for full expensing of qualified property in the year placed in service, and (3) the repeal of the domestic production activity deduction beginning with our fiscal year 2019. Section 15 of the Internal Revenue Code (the “Code”) stipulates that our fiscal year ended November 2, 2018 had a blended corporate tax rate of 23.07%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.

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

NOTE 5 - Line of Credit and Borrowing Agreement:

We maintain a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2020. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or LIBOR plus 1.5%. The borrowing agreement contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $7,500. The Company was in violation of the capital expenditure covenant at November 1, 2019 which was subsequently waived (per letter dated December 16, 2019). The Company borrowed $2,000 under this line of credit on April 15, 2019, which was repaid on April 25, 2019.

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A for up to $15,000 in equipment financing. Pursuant to the loan agreement, we made two borrowings of $7,500 each, to purchase specific equipment for our new Chicago processing facility at a fixed rate of 4.13% and 3.98%, respectively, per annum. The loan terms are seven years and are secured by the purchased equipment. The first funding of $7,500 was received on December 28, 2018. The second funding was received on April 23, 2019. The master collateral loan and security agreement with Wells Fargo Bank, N.A. contains various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth (as defined) not greater than 2.5 to 1.0 at each fiscal quarter,

●	Quick Ratio (as defined) not less than 1.0 to 1.0 at each fiscal quarter end, and

●	Net income after taxes not less than one dollar on a quarterly basis, determined as of each fiscal quarter end.

The first secured equipment note payable is due with monthly principal and interest payments of $103 commencing on January 31, 2019 for 84 monthly installments including interest of 4.13% per annum. The second secured equipment note payable is due with monthly principal and interest payments of $102 commencing on May 31, 2019 for 84 monthly installments including interest of 3.98% per annum.

	November 1, 2019	November 2, 2018
Secured equipment notes payable to Wells Fargo Bank, N.A. collateralized by equipment for the new Chicago processing facility.	$13,747	$-
Less current portion of notes payable	(1,943)	-
Total long-term notes payable	$11,804	$-

The Company was in compliance with all covenants under the master collateral loan and security agreement as of November 1, 2019.

NOTE 6- Contingencies and Commitments:

The Company leases warehouse and/or office facilities throughout the United States and Canada through month-to-month rental agreements. In the case of month-to-month lease or rental agreements with terms of 12 months or less, the Company made an accounting policy election to not recognize lease assets and liabilities due to their underlying nature.

The Company leases three long-haul trucks received during fiscal 2019. Six-year leases for semi-trucks expire in 2025. Amortization of equipment under capital lease was $34 in 2019.

The following is a schedule by years of future minimum lease payments for transportation leases:

Fiscal Year	Financing Obligations
2021	$102
2022	102
2023	102
2024	102
2025	102
Later Years	75
Total Minimum Lease Payments(a)	$585
Less: Amount representing executory costs	(76)
Less: Amount representing interest(b)	(54)
Present value of future minimum lease payments(c)	$455

(a) Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.

(b) Amount necessary to reduce net minimum lease payments to present value calculated at the Entity’s incremental borrowing rate at the inception of the leases.

(c) Reflected in the Note 2, as current and noncurrent obligations under capital leases of $95 and $360, respectively.

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

The following segment information is for the fiscal years ended November 1, 2019 (52 weeks) and November 2, 2018 (52 weeks):

Segment Information
2019	Frozen Food Products	Snack Food Products	Other	Totals
Net Sales	$51,234	$137,551	$-	$188,785
Cost of products sold	33,444	93,677	-	127,121
Gross margin	17,790	43,874	-	61,664
SG&A	14,867	37,970	-	52,837
(Gain) loss on sale of property, plant and equipment	(4)	294	-	290
Income before taxes	$2,927	$5,610	$-	$8,537

Total assets	$12,198	$90,221	$21,037	$123,456
Additions to PP&E	$654	$25,085	$-	$25,739

Segment Information
2018	Frozen Food Products	Snack Food Products	Other	Totals
Net Sales	$47,266	$126,991	$-	$174,257
Cost of products sold	30,992	86,759	-	117,751
Gross margin	16,274	40,232	-	56,506
SG&A	14,226	35,703	-	49,929
Gain on sale of property, plant and equipment	(242)	(17)	(5,977)	(6,236)
Income before taxes	$2,290	$4,546	$5,977	$12,813

Total assets	$11,902	$64,429	$25,163	$101,494
Additions to PP&E	$981	$17,166	$-	$18,147

The following information further disaggregates our sales to customers by major distribution channel and customer type for the fiscal year ended November 1, 2019.

2019 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$100,936	$-	$100,936
Direct customer warehouse	36,615	-	36,615
Total Snack Food Products	137,551	-	137,551

Distributors	6,915	44,319	51,234
Total Frozen Food Products	6,915	44,319	51,234

Total Net Sales	$144,466	$44,319	$188,785

(a) Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.

(b) Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

NOTE 8 - Unaudited Interim Financial Information:

Not applicable for a smaller reporting company.

