Form 10-Q
period 2020-01-24
BRIDGFORD FOODS CORP
filed 2020-03-06
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2020

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

As of March 6, 2020, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Items 1 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 21

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	January 24, 2020	November 1, 2019
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$1,246	$3,478
Accounts receivable, less allowance for doubtful accounts of $57 and $31, respectively, and promotional allowances of $3,750 and $2,974, respectively	24,106	21,875
Inventories, net	26,348	26,367
Prepaid expenses and other current assets	1,782	1,048
Total current assets	53,482	52,768

Property, plant and equipment, net of accumulated depreciation and amortization of $54,544 and $54,015, respectively	59,385	54,346
Other non-current assets	12,698	12,295
Deferred income taxes (Note 5)	4,047	4,047
Total assets	$129,612	$123,456

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,136	$7,993
Accrued payroll, advertising and other expenses	5,214	5,480
Income taxes payable	680	90
Current lease payable	99	95
Current notes payable - equipment	2,476	1,943
Line of credit	4,500	-
Current portion of non-current liabilities	2,730	4,339
Total current liabilities	22,835	19,940

Long-term notes payable - equipment	14,703	11,804
Long-term lease payable	343	360
Non-current liabilities	23,338	24,868
Total liabilities	61,269	56,972

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	74,291	72,432
Accumulated other comprehensive loss	(23,380)	(23,380)
Total shareholders’ equity	68,343	66,484
Total liabilities and shareholders’ equity	$129,612	$123,456

See accompanying notes to condensed consolidated financial statements.

3 of 21

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended
	January 24, 2020	January 25, 2019

Net sales	$46,642	$45,041
Cost of products sold	31,588	29,387

Gross margin	15,054	15,654

Selling, general and administrative expenses	12,618	13,087
Gain on sale of property, plant and equipment	(13)	-

Income before taxes	2,449	2,567
Provision for income taxes	590	691

Net income	$1,859	$1,876

Basic earnings per share	$0.20	$0.21

Shares used to compute basic earnings per share	9,076,832	9,076,832

See accompanying notes to condensed consolidated financial statements.

4 of 21

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended January 24, 2020

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 1, 2019	9,076	$9,134	$8,298	$72,432	$(23,380)	$66,484
Net income	-	-	-	1,859	-	1,859
Balance, January 24, 2020	9,076	$9,134	$8,298	$74,291	$(23,380)	$68,343

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

5 of 21

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	12 weeks ended
	January 24, 2020	January 25, 2019
Cash flows from operating activities:

Net income	$1,859	$1,876

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation	1,134	959
Provision for losses on accounts receivable	27	23
Reduction in promotional allowances	(776)	(432)
Gain on sale of property, plant and equipment	(13)	-
Deferred income taxes, net	-	-

Changes in operating assets and liabilities:

Accounts receivable	(1,482)	(622)
Inventories	19	1,649
Prepaid expenses and other current assets	(734)	436
Other non-current assets	(403)	10
Accounts payable	(857)	(479)
Accrued payroll, advertising and other expenses	(1,874)	(1,146)
Income taxes payable	590	723
Non-current liabilities	(1,479)	(2,284)

Net cash (used in) provided by operating activities	(3,989)	713

Cash provided by (used in) investing activities:
Proceeds from sale of property, plant and equipment	13	-
Additions to property, plant and equipment	(6,174)	(7,191)

Net cash used in investing activities	(6,161)	(7,191)

Cash provided by (used in) financing activities:
Payment of lease obligations	(13)	-
Proceeds from bank borrowings	8,250	7,500
Repayments of bank borrowings	(319)	-

Net cash provided by financing activities	7,918	7,500

Net (decrease) increase in cash and cash equivalents	(2,232)	1,022

Cash and cash equivalents at beginning of period	3,478	8,179

Cash and cash equivalents at end of period	$1,246	$9,201

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$141	$3
Cash paid for interest	$183	$-

See accompanying notes to condensed consolidated financial statements.

6 of 21

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except percentages, time periods, share and per share amounts)

Note 1 – Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve weeks ended January 24, 2020 and January 25, 2019 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2019 (the “Annual Report”) and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

The November 1, 2019 balance sheet amounts within these interim condensed consolidated financial statements were derived from the audited fiscal year 2019 financial statements.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll, advertising and other expenses and notes payable. The carrying amount of these instruments approximate fair market value due to their short-term maturity or market interest rates. As of January 24, 2020, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with regard to its cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended January 24, 2020 and January 25, 2019, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
January 24, 2020	36.4%	34.2%	7.4%	21.3%
January 25, 2019	35.6%	33.4%	9.7%	23.6%

* = No other customer accounted for more than 20% of AR or 10% of consolidated sales for the twelve weeks ended January 24, 2020 or the twelve weeks ended January 25, 2019.

Revenue recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 606 – Contracts with Customers upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through a Company owned direct store delivery system.

7 of 21

The Company recognizes revenue for the sale of the product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment, pickup or delivery to a customer based on terms of the sale. Contracts with customers are typically short-term in nature with completion of a single performance obligation. Product is sold to foodservice, retail, institutional and other distribution channels. Products are delivered to customers primarily through our own long-haul fleet, common carrier or through a Company owned direct store delivery system. Shipping and handling that occurs after the customer has obtained control of the product is recorded as a fulfillment cost rather than an additional performance obligation. Costs paid to third party brokers to obtain contracts are recognized as part of selling expenses. Other sundry items in context of the contract are also recognized as selling expense. Any taxes collected on behalf of the government are excluded from net revenue.

We record revenue at the transaction price which is measured as the amount of consideration we anticipate to receive in exchange for providing product to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known.

Leases

Leases are recognized in accordance with Accounting Standards Update (“ASU”) 2016-02 Leases (ASC 842) which requires a lessee to recognize assets and liabilities with lease terms of more than 12 months.  We lease or rent property for such operations as storing inventory, packaging or processing product, renting equipment and parking vehicles. We analyze our agreements to evaluate whether or not a lease exists by determining what assets exist for which we control for a period of time in exchange for consideration.  In the event a lease exits, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease.   In the case of month-to-month lease or rental agreements with terms of 12 months or less, we made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. The storage units rented for use by our Snack Food Product Segment direct store delivery route system are not costly to relocate, contain no significant leasehold improvements, no degree of integration over leased assets, orders can be fulfilled by another route storage unit interchangeable, no specialized assets exist, market price is paid for storage units and there is no guarantee of debt.

Finance lease assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization. The Company’s lease of long-haul trucks used in its Frozen Food Products Segment qualify as a finance lease.  Finance lease liabilities are recorded as a separate line item on the Condensed Consolidated Balance Sheets reflecting both the current and long-term obligation.  The classification of a finance or operating lease determines whether the recognition, measurement and presentation of expenses and cash flows are part of cash flow from operations or financing arrangements.

Subsequent events

Management has evaluated events subsequent to January 24, 2020 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.  The Company entered into a fourth master collateral loan and security agreement with Wells Fargo Bank N.A. (the “Fourth Wells Fargo Loan Agreement) dated March 5, 2020 for $7,500 to be received during the second quarter of fiscal 2020.

Based on Management’s review, no other material events were identified that require adjustment to the financial statements or additional disclosure.

Basic earnings per share

Basic earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or convertible securities were outstanding as of January 24, 2020 or January 25, 2019.

Note 2 – Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited)
	January 24, 2020	November 1, 2019
Meat, ingredients and supplies	$7,237	$5,283
Work in progress	1,594	1,562
Finished goods	17,517	19,522
	$26,348	$26,367

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

Note 3 – Contingencies and Commitments:

The Company leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. In the case of month-to-month lease or rental agreements with terms of 12 months or less, the Company made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. For further information regarding our lease accounting policy, please refer to Part I, Item 1., Notes to the Condensed Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies, Leases.

The Company leases three long-haul trucks received during fiscal 2019. Six-year leases for semi-trucks expire in 2025. Amortization of equipment under this finance lease was $17 during the first quarter of fiscal 2020.

The following is a schedule by years of future minimum lease payments for transportation leases:

Fiscal Year	Financing Obligations
2021	$81
2022	102
2023	102
2024	102
2025	102
Later Years	75
Total Minimum Lease Payments(a)	$564
Less: Amount representing executory costs	(73)
Less: Amount representing interest(b)	(49)
Present value of future minimum lease payments(c)	$442

(a) Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.

(b) Amount necessary to reduce net minimum lease payments to present value calculated at the Entity’s incremental borrowing rate at the inception of the leases.

(c) Reflected in the Note 2, as current and noncurrent obligations under capital leases of $99 and $343, respectively as of January 24, 2020.

8 of 21

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price with contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for potential price increases if agreed quantities are not purchased within the specified contract period. The contracts are not material. These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period. No significant contracts remained unfulfilled at January 24, 2020. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

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

The following segment information is presented for the twelve weeks ended January 24, 2020 and January 25, 2019.

Segment Information
Twelve weeks Ended January 24, 2020	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,354	$35,288	$-	$46,642
Cost of products sold	7,673	23,915	-	31,588
Gross margin	3,681	11,373	-	15,054
SG&A	3,203	9,415	-	12,618
Gain on sale of property, plant and equipment	-	(13)	-	(13)
Income before taxes	478	1,971	-	2,449

Total assets	$11,025	$98,334	$20,253	$129,612
Additions to PP&E	$37	$6,137	$-	$6,174

Twelve weeks Ended January 25, 2019	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,872	$33,169	$-	$45,041
Cost of products sold	7,964	21,423	-	29,387
Gross margin	3,908	11,746	-	15,654
SG&A	3,798	9,289	-	13,087
Gain on sale of property, plant and equipment	-	-	-	-
Income before taxes	110	2,457	-	2,567

Total assets	$10,505	$71,177	$26,001	$107,683
Additions to PP&E	$103	$7,088	$-	$7,191

9 of 21

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended January 24, 2020 and January 25, 2019, respectively.

Twelve weeks Ended January 24, 2020 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$25,137	$-	$25,137
Direct customer warehouse	10,151	-	10,151
Total Snack Food Products	35,288	-	35,288

Distributors	2,721	8,633	11,354
Total Frozen Food Products	2,721	8,633	11,354

Totals	$38,009	$8,633	$46,642

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

Note 5 – Income Taxes:

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. tax code that affected the Company including, but not limited to, (1) reduced the corporate federal income tax rate from 35% to 21%, (2) bonus depreciation that allowed for full expensing of qualified property in the year placed in service, and (3) the repeal of the domestic production activity deduction that began with our fiscal year 2019. The effective tax rate was 24.09% and 26.91% for the first quarter of fiscal 2020 and 2019, respectively. The effective tax rates for the first quarter of fiscal years 2020 and 2019 were impacted by such items as non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

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

10 of 21

As of January 24, 2020, the Company has approximately $9,900 of federal and none state (except $800 California) net operating loss carry forwards.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2016 through 2018. We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years 2015 through 2018.

Note 6 – Equipment Notes Payable and Financial Arrangements:

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing. Pursuant to the Original Wells Fargo Loan Agreement, we borrowed $15,000, two separate receipts of $7,500 each, to purchase specific equipment for our new Chicago processing facility at a fixed rate of 4.13% and 3.98%, respectively, per annum. The loan terms are seven years and are secured by the purchased equipment. The first funding of $7,500 was received on December 28, 2018. The second funding of $7,500 was received on April 23, 2019. The Original Wells Fargo Loan Agreement contains various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. On December 19, 2019, we entered into a third master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Third Wells Fargo Loan Agreement” and together with the Original Wells Fargo Loan Agreement, the “Wells Fargo Loan Agreements”) for $3,750 in equipment financing. Pursuant to the Third Wells Fargo Loan Agreement, we borrowed $3,750 to purchase specific equipment for our new Chicago processing facility at a fixed rate of 3.70% per annum. The loan term is seven years and is secured by the purchased equipment. The funds were received on December 23, 2019. The Company was in compliance with all covenants under the Wells Fargo Loan Agreements as of January 24, 2020.

The first secured equipment note payable is due with monthly principal and interest payments of $103 commencing on January 31, 2019 for 84 monthly installments including interest of 4.13% per annum. The second secured equipment note payable is due with monthly principal and interest payments of $102 commencing on May 31, 2019 for 84 monthly installments including interest of 3.98% per annum. The third secured equipment note payable is due with monthly principal and interest payments of $54 commencing on February 3, 2020 for 84 monthly installments of 3.70% per annum.

	(unaudited)	(unaudited)
	January 24, 2020	January 25, 2019
Secured equipment notes payable to Wells Fargo Bank, N.A. collateralized by equipment for the new Chicago processing facility.	$17,179	$7,500
Less current portion of notes payable	(2,476)	(944)
Total long-term notes payable - equipment	$14,703	$6,556

The Company maintains a line of credit with Wells Fargo Bank, N.A. that extends through March 1, 2022. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or LIBOR plus 1.5%. The Company borrowed $2,000 under this line of credit on November 24, 2019 and $2,500 under the line of credit on January 24, 2020 for a combined total of $4,500.

11 of 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Report. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended November 1, 2019 (the “Annual Report”). We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of January 31, 2020 was 2.91% as compared to 3.00% as of November 1, 2019. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended January 24, 2020 and January 25, 2019, respectively.

Customer Concentration > 20% of AR or 10% of Sales *

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
January 24, 2020	36.4%	34.2%	7.4%	21.3%
January 25, 2019	35.6%	33.4%	9.7%	23.6%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve weeks ended January 24, 2020 or the twelve weeks ended January 25, 2019.

Revenues are recognized in accordance with ASC 606 – Contracts with Customers upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through a Company owned direct store delivery system.

12 of 21

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

We are subject to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”). Requirements of the law include the removal of the lifetime limits on active and retiree medical coverage, expanding dependent coverage to age 26 and the elimination of pre-existing conditions that may impact other postretirement benefits costs. In addition, the PPACA includes potential excise tax on the value of benefits that exceed a pre-defined limit which may require changes in benefit plan levels in order to minimize this additional cost. Finally, the PPACA includes provisions that require employers to offer health benefits to all full-time employees (defined as 30 hours per week). The health coverage must meet minimum standards for the actuarial value of the benefits offered and employee affordability. Both the administration and congress have made recent attempts to replace the PPACA with an alternative system. However, we do not anticipate significant changes in the rules that compel an employer such as Bridgford Foods to offer affordable coverage to all of its employees. The recent tax law changes removed the individual mandate provision that is included in the PPACA and requires all individuals to have health insurance or pay a penalty. Despite this change, the recent tax changes did not adjust or remove the employer mandate. We cannot anticipate further changes at this point in time. We believe that our current plans meet the existing requirements. We will continue to assess the accounting implications of the PPACA and its impact on our financial position and results of operations as more legislative and interpretive guidance becomes available. The potential future effects and cost of complying with the provisions of the PPACA are not determinable at this time.

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

13 of 21

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

Results of Operations for the Twelve-Weeks Ended January 24, 2020 and January 25, 2019

Net Sales-Consolidated

Net sales increased by $1,601 (3.6%) to $46,642 in the first twelve-week period of the 2020 fiscal year compared to the same twelve-week period in fiscal year 2019. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-1.1	(549)
Unit sales volume in pounds	4.5	2,177
Returns activity	0.6	238
Promotional activity	-0.4	(265)
Increase in net sales	3.6	1,601

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $518 (4.4%) to $11,354 in the first twelve-week period of the 2020 fiscal year compared to the same twelve-week period in fiscal year 2019. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	3.4	455
Unit sales volume in pounds	-7.8	(1,053)
Returns activity	0.2	29
Promotional activity	-0.2	51
Decrease in net sales	-4.4	(518)

The decrease in net sales for the twelve-week period ended January 24, 2020 primarily relates to lower unit sales volume partially offset by higher selling price per pound. The decrease in net sales was primarily driven by a significant decrease in volume for our shelf-stable sandwich business to institutional and retail customers partially offset by an increase in selling prices implemented in the second quarter of fiscal year 2019. Other institutional Frozen Food Product sales, including sheet dough and rolls, increased 1% by volume while retail sales volume increased 15%. Promotional activity increased due to higher bid price reductions, rebates and menu allowances as a percent of sales. Returns activity decreased slightly compared to the same twelve-week period in the 2019 fiscal year.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $2,119 (6.4%) to $35,288 in the first twelve-week period of the 2020 fiscal year compared to the same twelve-week period in fiscal year 2019. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-2.9	(1,004)
Unit sales volume in pounds	9.3	3,230
Returns activity	0.7	209
Promotional activity	-0.7	(316)
Increase in net sales	6.4	2,119

14 of 21

Net sales of Snack Food Products increased significantly due to higher sales through our direct store delivery distribution channel during the first quarter of fiscal 2020. The weighted average selling price per pound decreased compared to the same twelve-week period in the prior fiscal year due to lower per pound selling prices for on certain items. Promotional offers increased due to the timing of programs with significant customers. Returns activity was lower compared to the same twelve-week period in the 2019 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $2,201 (7.5%) to $31,588 in the first twelve-week period of the 2020 fiscal year compared to the same twelve-week period in fiscal year 2019. The gross margin decreased from 34.8% to 32.3% during the 2020 period.

Change in Cost of Products Sold by Segment	$	%	Commodity $ (Decrease) Increase
Frozen Food Products Segment	(291)	-1.0	(41)
Snack Food Products Segment	2,492	8.5	826
Total	2,201	7.5	785

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $291 (3.7%) to $7,673 in the first twelve-week period of the 2020 fiscal year compared to the same twelve-week period in fiscal year 2019. Decreased volume and changes in product mix were the primary contributing factors to this decrease. The cost of purchased flour decreased approximately $41 in the first twelve-week period of fiscal year 2020 compared to the same twelve-week period in fiscal year 2019.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $2,492 (11.6%) to $23,915 in the first twelve-week period of the 2020 fiscal year compared to the same twelve-week period in fiscal year 2019 due to a substantial increase in sales volume. Meat commodity costs started to rise during the 2020 period partially adding to the increase in cost of products sold. Higher hourly wages including increased production labor impacted the cost of products sold. The cost of significant meat commodities increased approximately $826 in the first twelve-week period of fiscal year 2020 compared to the same period in fiscal year 2019.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses decreased by $469 (3.6%) to $12,618 in the first twelve-week period of fiscal year 2020 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	January 24, 2020	January 25, 2019	Increase (Decrease)
Wages and bonus	$5,643	$5,802	$(159)
Cash surrender value	(403)	10	(413)
Other SG&A	7,378	7,275	103
Total - SG&A	$12,618	$13,087	$(469)

Lower profit sharing accruals resulted in lower wages and bonus expenses in the first twelve weeks of the 2020 fiscal year compared to the same period in the prior year. The gain on cash surrender value of life insurance policies increased substantially due to higher stock market gains compared to the same twelve-week period in fiscal year 2019. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher utilities, workers compensation cost, higher storage expense and higher vehicle repairs and maintenance.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $595 (15.7%) to $3,203 in the first twelve-week period of fiscal year 2020 compared to the same twelve-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower sales unit volume, lower payouts under profit sharing agreements and lower product advertising corresponding to the decrease in unit sales volume due to an allocated gain on cash surrender value of life insurance policies.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $126 (1.4%) to $9,415 in the first twelve-week period of fiscal year 2020 compared to the same twelve-week period in the prior fiscal year. Most of the moderate increase was due to higher unit sales volume and higher expenses related to wages and bonus including an increase in sales commissions and higher product advertising partially offset by an allocated gain on cash surrender value of life insurance policies.

15 of 21

Income Taxes-Consolidated

Income tax for the twelve weeks ended January 24, 2020 and January 25, 2019, respectively, was as follows:

	January 24, 2020	January 25, 2019
Provision for income taxes	$590	$691

Effective tax rate	24.1%	26.9%

We recorded a tax provision of $590 for the twelve-week period ended January 24, 2020, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 23.1% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income takes.

Net Income-Consolidated

The net income of $1,859 in the twelve-week period ended January 24, 2020 includes a non-taxable gain on life insurance policies in the amount of $403. The net income of $1,876 in the twelve-weeks ended January 25, 2019 includes a non-taxable loss on life insurance policies in the amount of $10. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We normally fund our operations from cash balances and cash flow generated from operations. We borrowed $15,000 during fiscal year 2019 and $3,750 during the first quarter of fiscal year 2020 to purchase specific equipment for our new Chicago processing facility. In addition, we borrowed $4,500 under the line of credit during the first quarter of fiscal 2020 to fund operations. Historically, we expect positive operating and cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales. Anticipated commodity price trends may affect future cash balances. Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing.

Cash flows from operating activities for the twelve weeks ended:

	January 24, 2020	January 25, 2019
Net income	$1,859	$1,876

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,134	959
Provision for losses on accounts receivable	27	23
Reduction in promotional allowances	(776)	(432)
Gain on sale of property, plant and equipment	(13)	-
Changes in operating working capital	(6,220)	(1,713)
Net cash (used in) provided by operating activities	$(3,989)	$713

For the twelve weeks ended January 24, 2020, net cash used in operating activities was $3,989, $4,702 less cash provided than during the same period in fiscal year 2019. The net decrease in cash used in operating activities primarily relates to payouts on profit sharing agreements, an increase in accounts receivable of $1,482, higher non-current liabilities of $1,479 and payments for estimated income taxes of $141. During the twelve-week period ended January 24, 2020, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 72 days for the twelve-week period ended January 24, 2020. The cash conversion cycle was 57 days for the twelve-week period ended January 25, 2019.

For the twelve weeks ended January 25, 2019, net cash provided by operating activities was $713 primarily due to a net income of $1,876 and liquidation of inventory of $1,649 partially offset by a decrease in non-current liabilities of $2,284 and payments for estimated income taxes of $3. During the twelve-week period ended January 25, 2019 we did not contribute funds towards our defined benefit pension plan.

16 of 21

Cash provided by (used in) investing activities for the twelve weeks ended:

	January 24, 2020	January 25, 2019
Proceeds from sale of property, plant and equipment	$13	$-
Additions to property, plant and equipment	(6,174)	(7,191)
Net cash used in investing activities	$(6,161)	$(7,191)

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

The table below highlights additions to property, plant and equipment for the twelve weeks ended:

	January 24, 2020	January 25, 2019
Changes in projects in process	$3,424	$7,004
Building improvements	756	-
Direct store delivery and sales vehicles	289	159
Packaging lines	250	28
Processing equipment	789	-
Furniture and fixtures	120	-
Communication systems	96	-
Quality control	24	-
Temperature control	426	-
Additions to property, plant and equipment	$6,174	$7,191

Cash provided by (used in) financing activities for the twelve weeks ended:

	January 24, 2020	January 25, 2019
Payment of lease obligations	$(13)	$-
Proceeds from bank borrowings	8,250	7,500
Repayments of bank borrowings	(319)	-
Net cash provided by financing activities	$7,918	$7,500

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of January 24, 2020, 120,113 shares were authorized for repurchase under the program.

On December 19, 2019, we entered into a third master collateral loan and security agreement with Wells Fargo Bank, N.A. for $3,750 in equipment financing. Pursuant to the loan agreement, we borrowed $3,750 to purchase specific equipment for our new Chicago processing facility at a fixed rate of 3.70% per annum. The loan term is seven years and is secured by the purchased equipment. The funds were received on December 23, 2019. The master collateral loan and security agreement with Wells Fargo Bank, N.A. contains various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than 1.0 to 1.0 at each fiscal quarter end, and
●	Net income after taxes not less than one dollar on a quarterly basis, determined as of each fiscal quarter end.

The Company was in compliance with all covenants under the Wells Fargo Loan Agreements as of January 24, 2020.

The Company borrowed $4,500 under its line of credit with Wells Fargo Bank N.A. to fund operations during the first quarter of fiscal 2020.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for the remainder of fiscal year 2020.

17 of 21

Recently issued accounting pronouncements and regulations

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which are either the retrospective approach or cumulative effect adjustment approach. The guidance become effective for annual reporting periods that begin after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted the modified retrospective transition method beginning with the first quarter of fiscal 2019. The adoption did not have a material impact on our consolidated financial statements. For further information please refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 1 - Summary of Significant Accountiong policies, Revenue Recognition. Disaggregated revenue is disclosed in Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 7: Segment Information.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires a lessee to recognize assets and liabilities with lease terms of more than 12 months. Both capital and operating leases are to be recognized on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019 which is our first quarter of fiscal 2020. We have analyzed all lease transactions during fiscal year 2019 and 2020 to date. The Company elected not to reassess expired contracts or adjust comparative periods. The Company determined that no change to current accounting treatment is warranted due to the underlying nature of our leases. In the case of month-to-month lease or rental agreements with terms of 12 months or less, the Company made an accounting policy election to not recognize lease assets and liabilities. The Company performed a detailed analysis and determined that there were no indicators of longer-term leases at this time. The application of this pronouncement will result in additional disclosures detailing our lease arrangements. The Company adopted this guidance during the first quarter of fiscal 2020 which did not have a material impact on our consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits”. The guidance separates service cost from other pension cost components changing the presentation of net periodic benefit cost related to company sponsored defined benefit or other postretirement benefits. The guidance becomes effective for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted. Additional disclosure reconciling net periodic benefit cost is detailed in Item I, Notes to the Condensed Consolidated Financial Statements under Note 3, Retirement and Other Benefit Plans of Form 10-K. The Company adopted this guidance during the first quarter of fiscal 2019 and it did not have a material impact on our consolidated financial statements.

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

18 of 21

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 24, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our products are manufactured in North America.  The significant majority of our inputs, including ingredients and raw materials, are sourced from North America.  We continue to monitor the current coronavirus outbreak and its impact on our operations including our supply chain and labor force.  The outbreak could potentially cause disruptions to our supply chain. Global supply may be restricted causing price pressure on certain ingredients and raw materials used in our products which could disrupt our operations.  We are unable to accurately predict the uncertainties related to the future course of the coronavirus including overall economic stability, the spread, length and severity of the virus and any future governmental actions.  We do not expect the virus to have a material adverse effect on our operations or financial results, but the ultimate impact is uncertain at this time.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: March 6, 2020	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

21 of 21