Form 10-Q
period 2020-04-17
BRIDGFORD FOODS CORP
filed 2020-05-29
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 17, 2020

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

As of May 29, 2020, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Items 1 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 26

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	April 17, 2020	November 1, 2019
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$13,703	$3,478
Accounts receivable, less allowance for doubtful accounts of $152 and $31, respectively, and promotional allowances of $2,803 and $2,974, respectively	25,845	21,875
Inventories, net	23,360	26,367
Prepaid expenses and other current assets	4,426	1,048
Total current assets	67,334	52,768

Property, plant and equipment, net of accumulated depreciation and amortization of $55,628 and $54,015, respectively	63,056	54,346
Other non-current assets	9,780	12,295
Deferred income taxes (Note 5)	4,047	4,047
Total assets	$144,217	$123,456

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$6,827	$7,993
Accrued payroll, advertising and other expenses	5,622	5,480
Income taxes payable	90	90
Current lease payable	104	95
Current notes payable - equipment	4,350	1,943
Line of credit	4,500	-
Current portion of non-current liabilities	3,163	4,339
Total current liabilities	24,656	19,940

Long-term notes payable - equipment	26,850	11,804
Long-term lease payable	325	360
Non-current liabilities	23,616	24,868
Total liabilities	75,447	56,972

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	74,718	72,432
Accumulated other comprehensive loss	(23,380)	(23,380)
Total shareholders’ equity	68,770	66,484
Total liabilities and shareholders’ equity	$144,217	$123,456

See accompanying notes to condensed consolidated financial statements.

3 of 26

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended		24 weeks ended
	April 17, 2020	April 19, 2019	April 17, 2020	April 19, 2019

Net sales	$42,999	$41,443	$89,641	$86,484
Cost of products sold	30,089	27,042	61,677	56,429

Gross margin	12,910	14,401	27,964	30,055

Selling, general and administrative expenses	13,580	11,608	26,198	24,695
Gain on sale of property, plant and equipment	(4)	-	(17)	-

(Loss) Income before taxes	(666)	2,793	1,783	5,360
(Benefit from) provision for income taxes	(1,093)	573	(503)	1,264

Net income	$427	$2,220	$2,286	$4,096

Basic earnings per share	$0.05	$0.24	$0.25	$0.45

Shares used to compute basic earnings per share	9,076,832	9,076,832	9,076,832	9,076,832

See accompanying notes to condensed consolidated financial statements.

4 of 26

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

24 weeks ended April 19, 2019 and April 17, 2020

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 2, 2018	9,076	$9,134	$8,298	$65,948	$(17,700)	$65,680
Net income	-	-	-	4,096	-	4,096
Balance, April 19, 2019	9,076	$9,134	$8,298	$70,044	$(17,700)	$69,776

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 1, 2019	9,076	$9,134	$8,298	$72,432	$(23,380)	$66,484
Net income	-	-	-	2,286	-	2,286
Balance, April 17, 2020	9,076	$9,134	$8,298	$74,718	$(23,380)	$68,770

See accompanying notes to condensed consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended April 19, 2019 and April 17, 2020

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, January 25, 2019	9,076	$9,134	$8,298	$67,824	$(17,700)	$67,556
Net income	-	-	-	2,220	-	2,220
Balance, April 19, 2019	9,076	$9,134	$8,298	$70,044	$(17,700)	$69,776

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, January 24, 2020	9,076	$9,134	$8,298	$74,291	$(23,380)	$68,343
Net income	-	-	-	427	-	427
Balance, April 17, 2020	9,076	$9,134	$8,298	$74,718	$(23,380)	$68,770

See accompanying notes to condensed consolidated financial statements.

5 of 26

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	24 weeks ended
	April 17, 2020	April 19, 2019
Cash flows from operating activities:

Net income	$2,286	$4,096

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation	2,275	1,945
Provision for losses on accounts receivable	121	49
Increase (reduction) in promotional allowances	171	(316)
Gain on sale of property, plant and equipment	(17)	-

Changes in operating assets and liabilities:

Accounts receivable	(4,262)	(873)
Inventories	3,007	(1,179)
Prepaid expenses and other current assets	(3,378)	(2)
Other non-current assets	2,515	(428)
Accounts payable	(1,166)	(2,187)
Accrued payroll, advertising and other expenses	(1,033)	(532)
Income taxes payable	-	868
Non-current liabilities	(1,252)	(1,972)

Net cash used in operating activities	(733)	(531)

Cash used in investing activities:
Proceeds from sale of property, plant and equipment	17	-
Additions to property, plant and equipment	(10,985)	(14,118)

Net cash used in investing activities	(10,968)	(14,118)

Cash provided by (used in) financing activities:
Payment of lease obligations	(26)	-
Proceeds from bank borrowings	22,950	9,500
Repayments of bank borrowings	(998)	(232)

Net cash provided by financing activities	21,926	9,268

Net increase (decrease) in cash and cash equivalents	10,225	(5,381)

Cash and cash equivalents at beginning of period	3,478	8,179

Cash and cash equivalents at end of period	$13,703	$2,798

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$220	$551
Cash paid for interest	$281	$77

See accompanying notes to condensed consolidated financial statements.

6 of 26

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except percentages, time periods, share and per share amounts)

Note 1 – Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twenty-four weeks ended April 17, 2020 and April 19, 2019 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2019 (the “Annual Report”) and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

We have considered the impact of federal, state and local government actions related to the global novel coronavirus pandemic (“COVID-19” or “pandemic”) on our condensed consolidated financial statements. These business disruptions had a significant negative impact on our consolidated condensed financial statements for the twelve-week period ended April 17, 2020. We expect these events to have future business impacts, the extent of which is uncertain and largely subject to whether the severity worsens or duration of current business shutdowns continue. These impacts could include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. These unknowns may subject the Company to future risks related to long-lived asset impairments, increased reserves for uncollectible accounts, price and availability of ingredients and raw materials used in our products and adjustments to reflect the market value of our inventory.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll, advertising and other expenses and notes payable. The carrying amount of these instruments approximate fair market value due to their short-term maturity or market interest rates. As of April 17, 2020, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with regard to its cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

Customer Concentration > 20% of AR or 10% of Sales *

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twenty-four weeks ended April 17, 2020 and April 19, 2019, respectively.

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
April 17, 2020	37.7%	35.5%	12.7%	24.4%
April 19, 2019	36.1%	36.9%	9.8%	21.0%

* = No other customer accounted for more than 20% of AR or 10% of consolidated sales for the twenty-four weeks ended April 17, 2020 or the twenty-four weeks ended April 19, 2019.

Revenue recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 606 – Contracts with Customers upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through a Company owned direct store delivery system.

7 of 26

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

Leases

Leases are recognized in accordance with Accounting Standards Update (“ASU”) 2016-02 Leases (ASC 842) which requires a lessee to recognize assets and liabilities with lease terms of more than 12 months. We lease or rent property for such operations as storing inventory, packaging or processing product, renting equipment and parking vehicles. We analyze our agreements to evaluate whether or not a lease exists by determining what assets exist for which we control for a period of time in exchange for consideration. In the event a lease exists, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease. In the case of month-to-month lease or rental agreements with terms of 12 months or less, we made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. The storage units rented for use by our Snack Food Product Segment direct store delivery route system are not costly to relocate, contain no significant leasehold improvements, no degree of integration over leased assets, orders can be fulfilled by another route storage unit interchangeable, no specialized assets exist, market price is paid for storage units and there is no guarantee of debt.

Finance lease assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization. The Company’s lease of long-haul trucks used in its Frozen Food Products Segment qualifies as a finance lease. Finance lease liabilities are recorded as a separate line item on the Condensed Consolidated Balance Sheets reflecting both the current and long-term obligation. The classification of a finance or operating lease determines whether the recognition, measurement and presentation of expenses and cash flows are part of cash flow from operations or financing arrangements.

Subsequent events

Management has evaluated events subsequent to April 17, 2020 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

The Company repaid its line of credit with Wells Fargo Bank, N.A. on May 13, 2020 for $4,500 with the proceeds from the fifth borrowing of $7,200 under the Fifth Wells Fargo Loan Agreement (as defined in Note 6). The proceeds under the fifth borrowing were received on April 17, 2020. A total of $33,450 was borrowed for equipment financing under the Wells Fargo Agreement (as defined in Note 6). Refer to Note 6 “Equipment Notes Payable and Financial Arrangements” for more information on the equipment financing.

Based on Management’s review, no other material events were identified that require adjustment to the financial statements or additional disclosure.

On March 16, 2020, Bridgford Food Processing Corporation (“BFPC”), a wholly-owned subsidiary of Bridgford Foods Corporation, entered into a Purchase and Sale Agreement with CRG Acquisition, LLC (“CRG”), pursuant to which BFPC agreed to sell to CRG, pursuant to the the terms and conditions set forth in the Purchase Agreement, a parcel of land including an approximate 156,000 square foot four-story industrial food processing building located at 170 N. Green Street in Chicago, Illinois (the “Property”).  The purchase price for the Property is $60,000,000, subject to a due diligence period and certain closing adjustments and prorations, and  is conditioned upon, among other customary closing conditions, CRG receiving zoning and other governmental approvals necessary for the construction and development of a mixed use project on the Property in accordance with certain development plans to be approved by the City of Chicago.  The cost basis of the Property was insignificant.

On May 12, 2020, the Company executed the second amendment dated as of June 1, 2020 of the Purchase and Sale Agreement with CRG Acquisition, LLC. Under the original terms and conditions of the Purchase Agreement, the closing of the sale of the Property to CRG would occur on the date that is thirty (30) days after CRG’s receipt of the necessary zoning approvals, but in any event no earlier than October 31, 2020 and no later than March 31, 2021. The second amendment extends the inspection period to July 31, 2020, closing date and zoning period from December 31, 2020 to January 31, 2021 and earnest money shall begin August 1, 2020.

Basic earnings per share

Basic earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or convertible securities were outstanding as of April 17, 2020 or April 19, 2019.

8 of 26

Note 2 – Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited)
	April 17, 2020	November 1, 2019
Meat, ingredients and supplies	$6,336	$5,283
Work in progress	1,658	1,562
Finished goods	15,366	19,522
	$23,360	$26,367

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

Note 3 – Contingencies and Commitments:

The Company leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. In the case of month-to-month lease or rental agreements with terms of 12 months or less, the Company made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. For further information regarding our lease accounting policy, please refer to Note 1 – Summary of Significant Accounting Policies, Leases.

The Company leases three long-haul trucks received during fiscal year 2019. Six-year leases for semi-trucks expire in 2025. Amortization of equipment under these finance leases was $34 during the second quarter of fiscal year 2020.

The following is a schedule by years of future minimum lease payments for transportation leases:

Fiscal Year	Financing Obligations
2021	$59
2022	102
2023	102
2024	102
2025	102
Later Years	76
Total Minimum Lease Payments(a)	$543
Less: Amount representing executory costs	(69)
Less: Amount representing interest(b)	(45)
Present value of future minimum lease payments(c)	$429

(a) Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.

(b) Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

(c) Reflected in Part I. Financial Information Item 1. a. Condensed Consolidated Balance Sheets as current and noncurrent obligations under capital leases of $104 and $325, respectively as of April 17, 2020.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price with contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for potential price increases if agreed quantities are not purchased within the specified contract period. The contracts are not material. These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period. No significant contracts remained unfulfilled at April 17, 2020. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

9 of 26

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

The following segment information is presented for the twelve weeks ended April 17, 2020 and April 19, 2019.

Segment Information
Twelve weeks Ended April 17, 2020	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$8,944	$34,055	$-	$42,999
Cost of products sold	6,382	23,707	-	30,089
Gross margin	2,562	10,348	-	12,910
SG&A	3,404	10,176	-	13,580
Gain on sale of property, plant and equipment	-	(4)	-	(4)
(Loss) income before taxes	(842)	176	-	(666)

Total assets	$10,531	$101,671	$32,015	$144,217
Additions to PP&E	$67	$4,744	$-	$4,811

Twelve weeks Ended April 19, 2019	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,546	$29,897	$-	$41,443
Cost of products sold	7,350	19,692	-	27,042
Gross margin	4,196	10,205	-	14,401
SG&A	3,102	8,506	-	11,608
Gain on sale of property, plant and equipment	-	-	-	-
Income before taxes	1,094	1,699	-	2,793

Total assets	$11,533	$78,981	$20,521	$111,035
Additions to PP&E	$174	$6,753	$-	$6,927

The following segment information is presented for the twenty-four weeks ended April 17, 2020 and April 19, 2019.

Twenty-four weeks Ended April 17, 2020	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$20,299	$69,342	$-	$89,641
Cost of products sold	14,055	47,622	-	61,677
Gross margin	6,244	21,720	-	27,964
SG&A	6,606	19,592	-	26,198
Gain on sale of property, plant and equipment	-	(17)	-	(17)
(Loss) income before taxes	(362)	2,145	-	1,783

Total assets	$10,531	$101,671	$32,015	$144,217
Additions to PP&E	$105	$10,880	$-	$10,985

Twenty-four weeks Ended April 19, 2019	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$23,418	$63,066	$-	$86,484
Cost of products sold	15,314	41,115	-	56,429
Gross margin	8,104	21,951	-	30,055
SG&A	6,900	17,795	-	24,695
Gain on sale of property, plant and equipment	-	-	-	-
Income before taxes	1,204	4,156	-	5,360

Total assets	$11,533	$78,981	$20,521	$111,035
Additions to PP&E	$277	$13,841	$-	$14,118

10 of 26

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended April 17, 2020 and April 19, 2019, respectively.

Twelve weeks Ended April 17, 2020 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$25,859	$-	$25,859
Direct customer warehouse	8,196	-	8,196
Total Snack Food Products	34,055	-	34,055

Distributors	1,945	6,999	8,944
Total Frozen Food Products	1,945	6,999	8,944

Totals	$36,000	$6,999	$42,999

Twelve weeks Ended April 19, 2019 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$22,656	$-	$22,656
Direct customer warehouse	7,241	-	7,241
Total Snack Food Products	29,897	-	29,897

Distributors	1,373	10,173	11,546
Total Frozen Food Products	1,373	10,173	11,546

Totals	$31,270	$10,173	$41,443

(a) Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.

(b) Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twenty-four weeks ended April 17, 2020 and April 19, 2019, respectively.

Twenty-four weeks Ended April 17, 2020 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$50,995	$-	$50,995
Direct customer warehouse	18,347	-	18,347
Total Snack Food Products	69,342	-	69,342

Distributors	4,667	15,632	20,299
Total Frozen Food Products	4,667	15,632	20,299

Totals	$74,009	$15,632	$89,641

Twenty-four weeks Ended April 19, 2019 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$46,224	$-	$46,224
Direct customer warehouse	16,842	-	16,842
Total Snack Food Products	63,066	-	63,066

Distributors	3,639	19,779	23,418
Total Frozen Food Products	3,639	19,779	23,418

Totals	$66,705	$19,779	$86,484

(a) Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.

(b) Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

11 of 26

Note 5 – Income Taxes:

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before January 01, 2021. In addition, the CARES Act allows NOLs incurred in taxable years beginning after December 31, 2017 and before January 01, 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of various provisions of the CARES Act, but at present, expects that the NOL carryback provision of the CARES Act would result in a material cash benefit to us. While the Company is still in the process of filing income tax returns for tax year 2019 (FY20), it estimates a taxable loss of approximately $10,000 that can be carried back to tax year 2015 (FY16). Furthermore, The Company estimates additional taxable loss for tax year 2020 (current FY 21) which can be carried back to remaining taxable income of tax year 2015 (FY16) and taxable income of tax years 2016 (FY 17) and 2018 (FY 19).

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). Among other significant changes, The Tax Act reduced the corporate federal income tax rate from 35% to 21%. The carryback of NOLs from tax years 2019 and 2020 under CARES Act to pre- Tax Act years will generate an income tax benefit due to differential in income tax rates.

Under U.S. GAAP, specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or March 27, 2020, for the CARES Act. Thus, at the date of enactment, the Company has recorded an income tax benefit of $1,100 which represents the impact of the carryback of NOL related to tax year 2019 (FY20) which can be estimated with reasonable certainty. Once the Company can reasonably estimate the amount of NOL that will be generated in tax year 2020 (current fiscal year) that is available to carryback to prior years, it will record the appropriate tax benefit to the income tax provision in applicable quarters.

The effective tax rate was -28.2% and 23.6% for the second quarter of fiscal 2020 and 2019, respectively. The effective tax rates for the second quarter of fiscal years 2020 and 2019 were impacted by such items as non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

As of April 17, 2020, the Company has no federal or state (except $800 California) net operating loss carry forwards.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2016 through 2018. We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years 2015 through 2018.

Note 6 – Equipment Notes Payable and Financial Arrangements:

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing. Pursuant to the Original Wells Fargo Loan Agreement, we borrowed $15,000, two separate receipts of $7,500 each, to purchase specific equipment for our new Chicago processing facility at a fixed rate of 4.13% and 3.98%, respectively, per annum. The loan terms are seven years and are secured by the purchased equipment. The first funding of $7,500 was received on December 28, 2018. The second funding of $7,500 was received on April 23, 2019. The Original Wells Fargo Loan Agreement contains various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. On December 19, 2019, we entered into a third master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Third Wells Fargo Loan Agreement”) for $3,750 in equipment financing. Pursuant to the Third Wells Fargo Loan Agreement, we borrowed $3,750 to purchase specific equipment for our new Chicago processing facility at a fixed rate of 3.70% per annum. The loan term is seven years and is secured by the purchased equipment. The funds were received on December 23, 2019. On March 5, 2020, we entered into a fourth master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Fourth Wells Fargo Loan Agreement”) for $7,500 in equipment financing. Pursuant to the Fourth Wells Fargo Loan Agreement, we borrowed $7,500 to purchase specific equipment for our new Chicago processing facility at a fixed rate of 3.29% per annum. The loan term is seven years and is secured by the purchased equipment. The funds were received on March 6, 2020. On April 17, 2020, we entered into a fifth master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Fifth Wells Fargo Loan Agreement” and together with the Original Wells Fargo Loan Agreement, the Third Wells Fargo Loan Agreement and the Fourth Wells Fargo Loan Agreement, the “Wells Fargo Loan Agreements”) for $7,200 in equipment financing. Pursuant to the Fifth Wells Fargo Loan Agreement, we borrowed $7,200 to purchase specific equipment for our new Chicago processing facility at a fixed rate of 3.68% per annum. The loan term is seven years and is secured by the purchased equipment. The funds were received on April 17, 2020. The Company was in compliance with all covenants under the Wells Fargo Loan Agreements as of April 17, 2020.

The first secured equipment note payable is due with monthly principal and interest payments of $103 commencing on January 31, 2019 for 84 monthly installments including interest of 4.13% per annum. The second secured equipment note payable is due with monthly principal and interest payments of $102 commencing on May 31, 2019 for 84 monthly installments including interest of 3.98% per annum. The third secured equipment note payable is due with monthly principal and interest payments of $54 commencing on February 3, 2020 for 84 monthly installments of 3.70% per annum. The fourth secured equipment note payable is due with monthly principal and interest payments of $100 commencing on March 13, 2020 for 84 monthly installments of 3.29% per annum. The fifth secured equipment note payable is due with monthly principal and interest payments of $97 commencing on May 15, 2020 for 84 monthly installments of 3.68% per annum.

	(unaudited)	(unaudited)
	April 17, 2020	April 19, 2019
Secured equipment notes payable to Wells Fargo Bank, N.A. collateralized by equipment for the new Chicago processing facility.	$31,200	$7,268
Less current portion of notes payable	(4,350)	(712)
Total long-term notes payable - equipment	$26,850	$6,556

The Company maintains a line of credit with Wells Fargo Bank, N.A. that extends through March 1, 2022. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or LIBOR plus 1.5%. The Company borrowed $2,000 under this line of credit on November 24, 2019 and $2,500 under the line of credit on January 24, 2020 for a combined total of $4,500. The Company repaid its line of credit with Wells Fargo Bank, N.A. on May 13, 2020 of $4,500 with the proceeds from the fifth borrowing of $7,200 under the master collateral loan and security agreement with Wells Fargo Bank, N.A.

12 of 26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts; statements relating to forecasts of our liquidity position or available cash resources; statements regarding the anticipated impact of the COVID-19 pandemic and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of the COVID-19 pandemic; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”). In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended November 1, 2019 (the “Annual Report”) as well as our other filings with the SEC with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

COVID-19

We are monitoring and responding to the evolving nature of state and local government actions related to the global novel coronavirus (“Covid-19”) pandemic and its impact on each of our production plant locations as well as our customer base. We coordinate with our local managers for the primary purpose of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities and maintaining the liquidity of our business. We are experiencing multiple challenges related to the pandemic. These challenges may increase our operating costs and negatively impact our volumes for at least the remainder of fiscal year 2020.

Operationally, we have faced temporary idling of production facilities to ensure team member safety. As a result, we have experienced lower levels of productivity and higher costs of production. This will likely continue in the short term until the effects of the pandemic diminish. Both of our business segments have experienced a shift in demand from foodservice to retail. In our frozen-food segment, the volume increases in retail have not been sufficient to offset the losses in foodservice and as a result, we expect decreased volume in the second half of fiscal 2020 in this segment. Our Refrigerated and Snack Food segment has experienced significant volume increases in the short-term. We currently expect that we will remain profitable in the second half of fiscal 2020 on a consolidated basis, although the combination of operational challenges and volume impacts will likely negatively impact overall earnings.

● Team Members – The health and safety of our team members is our top priority. To protect our team members, we have implemented safety measures recommended by the Centers for Disease Control and Prevention (“CDC”) and the Occupational Safety and Health Administration (“OSHA”) in our facilities and have implemented social distancing, temperature checks of team members, increasing efforts to deep clean and sanitize facilities, the use of protective face coverings in certain environments and making protective face coverings and other protective equipment available to team members. We encourage team members who feel sick to stay at home and provide relaxed attendance policies in some instances. We continue to explore and implement additional ways to promote social distancing in our production facilities by creating additional breakroom space and allowing extra time between shifts to reduce interaction of team members, as well as erecting dividers between workstations or increasing the space between workers on the production floor.

13 of 26

● Customers and Production – The most significant impact from business shutdowns relates to channel shifts and lower production in our Frozen-Foods segment. We are committed to doing our best to ensure the continuity of our business and the availability of our products to customers. We have seen a shift in demand from our foodservice to our retail sales channels as schools and in-dining restaurants have closed across the country. Our production capabilities, including our large scale and geographic proximities, allow us to adapt some of our facilities to the changing demand by shifting certain amounts of production from foodservice to retail. Not all of our facilities can be modified and as a result we expect a net negative impact on our foodservice volumes for the remainder of fiscal year 2020. In addition, our production facilities are experiencing varying levels of production impacts, including reduced volumes, worker absenteeism and temporary COVID-19-related closures at some of our production facilities. Additionally, we are anticipating the temporary idling of certain production lines that service the foodservice channel as we balance the shifting demand between foodservice and retail sales channels.

● Supply Chain – Our supply chain has stayed largely intact. Although we have experienced some minor disruptions, these events have not significantly impacted our production to date. We have experienced volatility in commodity inputs, in part due to impacts caused by COVID-19 related business disruptions, and we expect this volatility to continue, which may impact our future input costs. Recent high levels of pork and beef facility closures have increased the likelihood of raw material shortages which would limit production capability of in our Refrigerated and Snack Food Division.

On April 28, 2020, President Trump issued an Executive Order stating the importance of the continued operation of meat and poultry processing facilities and directing the Secretary of Agriculture to issue rules and orders to ensure the continued supply of meat and poultry, consistent with the guidance for the operations of meat and poultry processing facilities jointly issued by the CDC and OSHA.

● Insurance and CARES Act – Although we maintain insurance policies for various risks, we do not believe most COVID-19 impacts will be covered by these policies. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments, and expanded income tax net operating loss carryback provisions. While we continue to examine the potential impacts of these actions, we anticipate new regulations related to federal income tax will have a significant impact on our financial statements and cash flow. Late in the second quarter of fiscal 2020 we began implementing the deferral of the employer portion of social security payments and intend to continue this deferral for the duration of its availability which will have a favorable impact on short-term liquidity. We currently estimate that the fiscal 2020 deferral amount will be approximately $1,258. We are currently evaluating the refundable payroll tax credit provision but are not able to quantify the impact at this time.

● Liquidity – We used $733 in operating cash flows during the twenty-four weeks ended April 17, 2020. As of that date we had approximately $42,678 of net working capital, which included availability under our revolving line of credit and $13,703 of cash and cash equivalents. We have $8,850 of current debt. Combined with the cash expected to be generated from the Company’s operations, income tax refunds and deferral of social security taxes, we anticipate that we will maintain sufficient liquidity to operate our business for the remainder of fiscal year 2020 and also complete a major plant expansion in Chicago, Illinois. We are also evaluating additional borrowing through securing real estate or taking advantage of government sponsored lending programs. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of April 30, 2020 was 2.91% as compared to 2.80% as of November 1, 2019. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The provision for doubtful accounts receivable is based on historical trends and current collection risk. Due to the uncertainty of the coronavirus pandemic, several customers have requested extended payment terms ranging from an additional 10 to 35 days. We have significant receivables with a few large, well known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss.

14 of 26

Customer Concentration > 20% of AR or 10% of Sales *

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twenty-four weeks ended April 17, 2020 and April 19, 2019, respectively.

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
April 17, 2020	37.7%	35.5%	12.7%	24.4%
April 19, 2019	36.1%	36.9%	9.8%	21.0%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twenty-four weeks ended April 17, 2020 or the twenty-four weeks ended April 19, 2019.

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

15 of 26

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

Results of Operations for the Twelve-Weeks Ended April 17, 2020 and April 19, 2019

Net Sales-Consolidated

Net sales increased by $1,556 (3.8%) to $42,999 in the second twelve-week period of the 2020 fiscal year compared to the same twelve-week period in fiscal year 2019. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-1.7	(765)
Unit sales volume in pounds	6.0	2,674
Returns activity	-	(29)
Promotional activity	-0.5	(324)
Increase in net sales	3.8	1,556

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $2,602 (22.5%) to $8,944 in the second twelve-week period of the 2020 fiscal year compared to the same twelve-week period in fiscal year 2019. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	3.1	410
Unit sales volume in pounds	-25.8	(3,371)
Returns activity	0.2	16
Promotional activity	-	343
Decrease in net sales	-22.5	(2,602)

The decrease in net sales for the twelve-week period ended April 17, 2020 primarily relates to lower unit sales volume partially offset by higher selling price per pound. The decrease in net sales was primarily driven by a significant decrease in volume for our shelf-stable sandwich business to institutional and retail customers partially offset by an increase in selling prices implemented in the second quarter of fiscal year 2019. Other institutional Frozen Food Product sales, including sheet dough and rolls, decreased 19% by volume while retail sales volume increased 46%. Demand has shifted from foodservice to retail sales channels as schools and in-dining restaurants have closed across the country in response to the COVID-19 pandemic. Promotional activity remained steady as a percentage of sales. Returns activity decreased slightly compared to the same twelve-week period in the 2019 fiscal year.

16 of 26

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $4,158 (13.9%) to $34,055 in the second twelve-week period of the 2020 fiscal year compared to the same twelve-week period in fiscal year 2019. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-3.7	(1,176)
Unit sales volume in pounds	19.0	6,045
Returns activity	0.2	(44)
Promotional activity	-1.6	(667)
Increase in net sales	13.9	4,158

Net sales of Snack Food Products increased due to higher sales through our direct store delivery distribution channel during the second quarter of fiscal 2020. The weighted average selling price per pound decreased compared to the same twelve-week period in the prior fiscal year due to significant volume increases in high volume, low margin accounts. Promotional offers increased due to increased sales to high-volume, high-promotion customers. Returns activity was lower compared to the same twelve-week period in the 2019 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $3,047 (11.3%) to $30,089 in the second twelve-week period of the 2020 fiscal year compared to the same twelve-week period in fiscal year 2019. The gross margin decreased from 34.7% to 30.0% during the 2020 period.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	(968)	-3.5	43
Snack Food Products Segment	4,015	14.8	1,273
Total	3,047	11.3	1,316

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $968 (13.2%) to $6,382 in the second twelve-week period of the 2020 fiscal year compared to the same twelve-week period in fiscal year 2019. Decreased volume and changes in product mix were the primary contributing factors to this decrease. The cost of purchased flour increased approximately $43 in the second twelve-week period of fiscal year 2020 compared to the same twelve-week period in fiscal year 2019. In our Frozen Food Product Segment, the volume increases in retail have not been sufficient to offset the losses in foodservice and as a result, decreased volume has resulted in an increase in overhead per case of product.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $4,015 (20.4%) to $23,707 in the second twelve-week period of the 2020 fiscal year compared to the same twelve-week period in fiscal year 2019 due to a substantial increase in sales volume. Meat commodity costs started to rise during the 2020 period partially adding to the increase in cost of products sold. Higher depreciation on processing equipment impacted the cost of products sold. The cost of significant meat commodities increased approximately $1,273 in the second twelve-week period of fiscal year 2020 compared to the same period in fiscal year 2019.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $1,972 (17.0%) to $13,580 in the second twelve-week period of fiscal year 2020 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	April 17, 2020	April 19, 2019	Increase (Decrease)
Cash surrender value	$823	$(439)	$1,262
Wages and bonus	5,007	5,552	(545)
Product advertising	2,133	1,701	432
Pension expense	115	(92)	207
Healthcare costs	627	788	(161)
Workers’ compensation expense	13	167	(154)
Outside consultants	604	437	167
Other SG&A	4,258	3,494	764
Total - SG&A	$13,580	$11,608	$1,972

17 of 26

The cash surrender value of life insurance policies decreased substantially due to stock market losses compared to the same twelve-week period in fiscal year 2019. Lower profit sharing accruals resulted in lower wages and bonus expenses in the second twelve weeks of the 2020 fiscal year compared to the same period in the prior year. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the twenty-four weeks ended April 17, 2020. The increase in pension expense was due to lower pension discount rates being used to compute the future liability estimate. Healthcare costs have decreased due to recent favorable claim activity. The Company’s workers’ compensation expense decreased as a result of favorable claim trends compared to the same twenty-four-week period in fiscal 2019. Outside consulting costs increased due to higher real estate advisory services and other related legal fees. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were provision for doubtful accounts, estimated customer fines and higher office supplies.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $302 (9.7%) to $3,404 in the second twelve-week period of fiscal year 2020 compared to the same twelve-week period in the prior fiscal year. The overall increase in SG&A expenses was due to a higher allocated loss on cash surrender value of life insurance policies.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $1,670 (19.6%) to $10,176 in the second twelve-week period of fiscal year 2020 compared to the same twelve-week period in the prior fiscal year. Most of the increase was due to higher unit sales volume and higher expenses related to wages and bonuses including an increase in sales commissions and higher product advertising partially coupled with an allocated loss on cash surrender value of life insurance policies.

Income Taxes-Consolidated

Income tax for the twelve weeks ended April 17, 2020 and April 19, 2019, respectively, was as follows:

	April 17, 2020	April 19, 2019
(Benefit from) provision for income taxes	$(1,093)	$573

Effective tax rate	164.1%	20.5%

We recorded a tax benefit of $1,093 for the twelve-week period ended April 17, 2020, related to federal and state taxes, based on the Company’s expected annual effective tax rate plus the discrete benefit ($1,100) recorded in the current quarter as a result of the rate differential on NOL carryback available under the CARES Act discussed earlier. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

Net Income-Consolidated

The net income of $427 in the twelve-week period ended April 17, 2020 includes a non-taxable loss on life insurance policies in the amount of $823. The net income of $2,220 in the twelve-weeks ended April 19, 2019 includes a non-taxable gain on life insurance policies in the amount of $439. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

Results of Operations for the Twenty-Four Weeks Ended April 17, 2020 and April 19, 2019

Net Sales-Consolidated

Net sales increased by $3,157 (3.7%) to $89,641 in the twenty-four-week period ended April 17, 2020 compared to the same twenty-four-week period in fiscal year 2019. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-1.3	(1,220)
Unit sales volume in pounds	5.1	4,757
Returns activity	0.3	210
Promotional activity	-0.4	(590)
Increase in net sales	3.7	3,157

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $3,119 (13.3%) to $20,299 in the twenty-four-week period ended April 17, 2020 compared to the same twenty-four-week period in fiscal year 2019. The changes in net sales were comprised as follows:

18 of 26

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	3.2	855
Unit sales volume in pounds	-16.6	(4,412)
Returns activity	0.2	45
Promotional activity	-0.1	393
Increase in net sales	-13.3	(3,119)

The decrease in net sales for the twenty-four-week period ended April 17, 2020 primarily relates to lower unit sales volume partially offset by higher selling prices per pound. The decrease in net sales was primarily driven by a significant decrease in volume for our shelf-stable sandwich business to institutional and retail customers. Other institutional Frozen Food Product sales, including sheet dough and rolls, decreased 14% by volume while retail sales volume increased 25%. Demand has shifted from foodservice to retail sales channels as schools and in-dining restaurants have closed across the country in response to the COVID-19 pandemic. Changes in returns were lower compared to the same twelve-week period in the prior fiscal year. Promotional activity decreased due to lower bid price reductions, rebates, and menu allowances as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $6,276 (10.0%) to $69,342 in the twenty-four-week period ended April 17, 2020 compared to the same twenty-four-week period in fiscal year 2019. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-3.1	(2,075)
Unit sales volume in pounds	13.8	9,170
Returns activity	0.4	165
Promotional activity	-1.1	(984)
Increase in net sales	10.0	6,276

Net sales of Snack Food Products increased significantly due to our new product offerings including smokehouse sausage sticks introduced during the second quarter of fiscal year 2018. The increase in net sales occurred mainly in our direct sales delivery distribution channel while warehouse shipments decreased. The weighted average selling price per pound increased compared to the same twenty-four-week period in the prior fiscal year due to higher per pound selling prices for new items. Promotional offers increased substantially due to increased sales to high volume, high promotion customers. Returns activity decreased compared to the same twenty-four-week period in the 2019 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $5,248 (9.3%) to $61,677 in the twenty-four-week period ended April 17, 2020 year compared to the same twenty-four-week period in fiscal year 2019. The gross margin decreased from 34.8% to 31.2% during the 2020 period.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	(1,259)	-2.2	2
Snack Food Products Segment	6,507	11.5	2,099
Total	5,248	9.3	2,101

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $1,259 (8.2%) to $14,055 in the twenty-four-week period ended April 17, 2020 compared to the same twenty-four-week period in fiscal year 2019. Lower unit volume and changes in product mix were the primary contributing factors to this decrease. The cost of purchased flour increased approximately $2 in the twenty-four-week period of fiscal year 2020 compared to the same twenty-four-week period in fiscal year 2019. In our Frozen Food Product Segment, the volume increases in retail have not been sufficient to offset the losses in foodservice and as a result, decreased volume has resulted in an increase in overhead per case of product.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $6,507 (15.8%) to $47,622 in the twenty-four-week period ended April 17, 2020 compared to the same twenty-four-week period in fiscal year 2019 due to a substantial increase in sales volume. Meat commodity costs started to increase during the 2020 period adding to the increase in cost of products sold. Higher freight expense also impacted the cost of products sold. The cost of significant meat commodities increased approximately $2,099 in the twenty-four-week period ended April 17, 2020 compared to the same period in fiscal year 2019.

19 of 26

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $1,503 (5.5%) to $26,198 in the twenty-four-week period ended April 17, 2020 compared to the same twenty-four-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	24 Weeks Ended		Expense
	April 17, 2020	April 19, 2019	Increase (Decrease)
Cash surrender value	$420	$(428)	$848
Wages and bonus	10,650	11,354	(704)
Outside consulting	990	745	245
Insurance expense	644	436	208
Product advertising	3,524	3,188	336
Other SG&A	9,970	9,400	570
Total - SG&A	$26,198	$24,695	$1,503

The cash surrender value of life insurance policies decreased substantially due to stock market losses compared to the same twenty-four-week period in fiscal year 2019. Lower profit-sharing accruals resulted in lower wages and bonus expense in the twenty-four weeks ended April 17, 2020 compared to the same period in the prior year. Outside consulting costs increased due to higher real estate advisory services and other related legal fees. Insurance expense increased due to the purchase of a new facility and upward price pressure in insurance markets. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the twenty-four weeks ended April 17, 2020. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher due to an increase in the allowance for doubtful accounts and estimated customer fines.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $294 (4.3%) to $6,606 in the twenty-four-week period ended April 17, 2020 compared to the same twenty-four-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower unit sales volume, lower profit-sharing accruals and lower product advertising.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $1,797 (10.1%) to $19,592 in the twenty-four-week period ended April 17, 2020 compared to the same twenty-four-week period in the prior fiscal year. Most of the increase was due to higher unit sales volume and an allocated loss on cash surrender value of life insurance policies.

Income Taxes-Consolidated

Income tax for the twenty-four-weeks ended April 17, 2020 and April 19, 2019, respectively, was as follows:

	April 17, 2020	April 19, 2019
(Benefit on) provision for income taxes	$(503)	$1,264

Effective tax rate	-28.2%	23.6%

We recorded a tax benefit of $503 for the twenty-four-week period ended April 17, 2020, related to federal and state taxes, based on the Company’s expected annual effective tax rate plus the discrete benefit ($1,100) recorded in the current quarter as a result of the rate differential on NOL carryback available under the CARES Act discussed earlier. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

Net Income Consolidated

The net income of $2,286 in the twenty-four-weeks period ended April 17, 2020 includes a non-taxable loss on life insurance policies in the amount of $420. The net income of $4,096 in the twenty-four-week period ended April 17, 2019 includes a non-taxable gain on life insurance policies in the amount of $428. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

20 of 26

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We normally fund our operations from cash balances and cash flow generated from operations. We borrowed $15,000 during fiscal year 2019 and $18,450 during the first and second quarters of fiscal year 2020 to purchase specific equipment for our new Chicago processing facility. In addition, we borrowed $4,500 under the line of credit during the first quarter of fiscal year 2020 to fund operations. Historically, we expect positive operating and cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales. Anticipated commodity price trends may affect future cash balances. Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing.

Cash flows from operating activities for the twenty-four weeks ended:

	April 17, 2020	April 19, 2019
Net income	$2,286	$4,096

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,275	1,945
Provision for losses on accounts receivable	121	49
Increase (reduction) in promotional allowances	171	(316)
Gain on sale of property, plant and equipment	(17)	-
Changes in operating working capital	(5,569)	(6,305)
Net cash used in operating activities	$(733)	$(531)

For the twenty-four weeks ended April 17, 2020, net cash used in operating activities was $733, $202 less cash provided than during the same period in fiscal year 2019. The net increase in cash used in operating activities primarily relates to an increase in accounts receivable of $4,262, lower accounts payable of $1,166 and payments for estimated income taxes of $220 partially offset by a decrease in inventory of $3,007. During the twenty-four-week period ended April 17, 2020, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 77 days for the twenty-four-week period ended April 17, 2020. The cash conversion cycle was 68 days for the twenty-four-week period ended April 19, 2019.

For the twenty-four weeks ended April 19, 2019, net cash used in operating activities was $531 primarily due a decrease in accounts payable of $2,187, a decrease in non-current liabilities of $1,972, an increase in inventory of $1,179 and payments for estimated income taxes of $551 partially offset by net income of $4,096. During the twenty-four-week period ended April 19, 2019 we contributed $300 towards our defined benefit pension plan.

Cash provided by (used in) investing activities for the twenty-four weeks ended:

	April 17, 2020	April 19, 2019
Proceeds from sale of property, plant and equipment	$17	$-
Additions to property, plant and equipment	(10,985)	(14,118)
Net cash used in investing activities	$(10,968)	$(14,118)

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

21 of 26

The table below highlights additions to property, plant and equipment for the twenty-four weeks ended:

	April 17, 2020	April 19, 2019
Changes in projects in process	$7,413	$13,228
Building improvements	790	-
Direct store delivery and sales vehicles	430	534
Packaging lines	324	62
Processing equipment	1,362	294
Furniture and fixtures	120	-
Communication systems	96	-
Quality control	24	-
Temperature control	426	-
Additions to property, plant and equipment	$10,985	$14,118

Cash provided by financing activities for the twenty-four weeks ended:

	April 17, 2020	April 19, 2019
Payment of lease obligations	$(26)	$-
Proceeds from bank borrowings	22,950	9,500
Repayments of bank borrowings	(998)	(232)
Net cash provided by financing activities	$21,926	$9,268

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of April 17, 2020, 120,113 shares were authorized for repurchase under the program.

On March 5, 2020, we entered into a fourth master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Fourth Wells Fargo Loan Agreement” and together with the Original Wells Fargo Loan Agreement, the “Wells Fargo Loan Agreements”) for $7,500 in equipment financing. Pursuant to the Fourth Wells Fargo Loan Agreement, we borrowed $7,500 to purchase specific equipment for our new Chicago processing facility at a fixed rate of 3.29% per annum. The loan term is seven years and is secured by the purchased equipment. The funds were received on March 6, 2020. On April 17, 2020, we entered into a fifth master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Fifth Wells Fargo Loan Agreement” and together with the Original Wells Fargo Loan Agreement, the “Wells Fargo Loan Agreements”) for $7,200 in equipment financing. Pursuant to the Fifth Wells Fargo Loan Agreement, we borrowed $7,200 to purchase specific equipment for our new Chicago processing facility at a fixed rate of 3.68% per annum. The loan term is seven years and is secured by the purchased equipment. The funds were received on April 17, 2020. The master collateral loan and security agreement with Wells Fargo Bank, N.A., as modified on March 5, 2020, contains various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than 1.0 to 1.0 at each fiscal quarter end, and
●	Fixed Charge Coverage Ratio not less than 1.25 to 1.0 as of each fiscal quarter end, determined on a trailing 4-quarter basis.

The Company was in compliance with all covenants under the Wells Fargo Loan Agreements as of April 17, 2020.

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

22 of 26

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires a lessee to recognize assets and liabilities with lease terms of more than 12 months. Both capital and operating leases are to be recognized on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019 which is our first quarter of fiscal 2020. We have analyzed all lease transactions during fiscal year 2019 and 2020 to date. The Company elected not to reassess expired contracts or adjust comparative periods. The Company determined that no change to current accounting treatment is warranted due to the underlying nature of our leases. In the case of month-to-month lease or rental agreements with terms of 12 months or less, the Company made an accounting policy election to not recognize lease assets and liabilities. The Company performed a detailed analysis and determined that there were no indicators of longer-term leases at this time. The application of this pronouncement will result in additional disclosures detailing our lease arrangements. The Company adopted this guidance during the first quarter of fiscal 2020 and it did not have a material impact on our consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits”. The guidance separates service cost from other pension cost components changing the presentation of net periodic benefit cost related to company sponsored defined benefit or other postretirement benefits. The guidance becomes effective for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted. Additional disclosure reconciling net periodic benefit cost is detailed in Note 3, Retirement and Other Benefit Plans of the Notes to the Condensed Consolidated Financial Statements included in the Annual Report. The Company adopted this guidance during the first quarter of fiscal 2019 and it did not have a material impact on our consolidated financial statements.

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

23 of 26

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended April 17, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

24 of 26

Part II. Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report should be considered with the information provided elsewhere in this Report, which could materially adversely affect our business, financial condition or results of operations. Except as set forth below, have been no material changes to the risk factors as previously disclosed in the Annual Report.

We have considered the impact of federal, state and local government actions related to the global novel coronavirus pandemic (“COVID-19” or “pandemic”) on our consolidated condensed financial statements.

These business disruptions had a significant negative impact on our consolidated condensed financial statements for the 12 weeks ended April 17, 2020. We expect these events to have future business impacts, the extent of which is uncertain and largely subject to whether the severity worsens or duration of current business shutdowns continue.

These impacts could include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. These unknowns may subject the company to future risks related to long-lived asset impairments, increased reserves for uncollectible accounts, price and availability of ingredients and raw materials used in our products and adjustments to reflect the market value of our inventory.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Purchase and Sale Agreement dated March 16, 2020, between Bridgford Food Processing Corporation and CRG Acquisition, LLC.	8-K	000-02396	10.1	3/19/20
31.1	Certification of Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).					X
10.1 INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

25 of 26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: May 29, 2020	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

26 of 26