Form 10-Q
period 2020-07-10
BRIDGFORD FOODS CORP
filed 2020-08-21
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 10, 2020

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

As of August 21, 2020, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Items 1 through 4 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 26

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	July 10, 2020	November 1, 2019
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$12,675	$3,478
Restricted cash	900	-
Accounts receivable, less allowance for doubtful accounts of $49 and $31, respectively, and promotional allowances of $3,048 and $2,974, respectively	23,043	21,875
Inventories, net	21,480	26,367
Prepaid expenses and other current assets	9,347	1,048
Total current assets	67,445	52,768

Property, plant and equipment, net of accumulated depreciation and amortization of $56,404 and $54,015, respectively	66,410	54,346
Other non-current assets	12,793	12,295
Deferred income taxes (Note 5)	-	4,047
Total assets	$146,648	$123,456

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,788	$7,993
Accrued payroll, advertising and other expenses	5,852	5,480
Income taxes payable	90	90
Current lease payable	108	95
Current notes payable - equipment	4,385	1,943
Current portion of non-current liabilities	3,736	4,339
Total current liabilities	21,959	19,940

Long-term notes payable - equipment	25,898	11,804
Long-term lease payable	307	360
Deferred income taxes (Note 5)	1,939	-
Non-current liabilities	24,642	24,868
Total liabilities	74,745	56,972

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	77,851	72,432
Accumulated other comprehensive loss	(23,380)	(23,380)
Total shareholders’ equity	71,903	66,484
Total liabilities and shareholders’ equity	$146,648	$123,456

See accompanying notes to condensed consolidated financial statements.

3 of 26

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended		36 weeks ended
	July 10, 2020	July 12, 2019	July 10, 2020	July 12, 2019

Net sales	$41,660	$42,837	$131,301	$129,321
Cost of products sold	29,628	29,422	91,305	85,851

Gross margin	12,032	13,415	39,996	43,470

Selling, general and administrative expenses	10,183	11,819	36,381	36,514
Gain on sale of property, plant and equipment	(5)	(9)	(22)	(9)

Income before taxes	1,854	1,605	3,637	6,965
(Benefit from) provision for income taxes	(1,279)	500	(1,782)	1,764

Net income	$3,133	$1,105	$5,419	$5,201

Basic earnings per share	$0.35	$0.12	$0.60	$0.57

Shares used to compute basic earnings per share	9,076,832	9,076,832	9,076,832	9,076,832

See accompanying notes to condensed consolidated financial statements.

4 of 26

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

36 weeks ended July 12, 2019 and July 10, 2020

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 2, 2018	9,076	$9,134	$8,298	$65,948	$(17,700)	$65,680
Net income	-	-	-	5,201	-	5,201
Balance, July 12, 2019	9,076	$9,134	$8,298	$71,149	$(17,700)	$70,881

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 1, 2019	9,076	$9,134	$8,298	$72,432	$(23,380)	$66,484
Net income	-	-	-	5,419	-	5,419
Balance, July 10, 2020	9,076	$9,134	$8,298	$77,851	$(23,380)	$71,903

See accompanying notes to condensed consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended July 12, 2019 and July 10, 2020

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, April 19, 2019	9,076	$9,134	$8,298	$70,044	$(17,700)	$69,776
Net income	-	-	-	1,105	-	1,105
Balance, July 12, 2019	9,076	$9,134	$8,298	$71,149	$(17,700)	$70,881

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, April 17, 2020	9,076	$9,134	$8,298	$74,718	$(23,380)	$68,770
Net income	-	-	-	3,133	-	3,133
Balance, July 10, 2020	9,076	$9,134	$8,298	$77,851	$(23,380)	$71,903

See accompanying notes to condensed consolidated financial statements.

5 of 26

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	36 weeks ended
	July 10, 2020	July 12, 2019
Cash flows from operating activities:

Net income	$5,419	$5,201

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	3,178	2,785
Provision for losses on accounts receivable	18	35
Increase (reduction) in promotional allowances	75	(914)
Gain on sale of property, plant and equipment	(22)	(9)

Changes in operating assets and liabilities:

Accounts receivable	(1,261)	(659)
Inventories	4,887	(630)
Prepaid expenses and other current assets	(8,300)	786
Other non-current assets	(498)	(714)
Accounts payable	(205)	112
Accrued payroll, advertising and other expenses	(1,131)	(517)
Income taxes payable	-	1,008
Deferred taxes	5,986	-
Non-current liabilities	(225)	(1,442)

Net cash provided by operating activities	7,921	5,042

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	37	9
Proceeds from pending sale of assets in escrow	900	-
Additions to property, plant and equipment	(15,257)	(19,791)

Net cash used in investing activities	(14,320)	(19,782)

Cash flows from financing activities:
Payment of lease obligations	(40)	-
Proceeds from bank borrowings	18,450	17,000
Repayments of bank borrowings	(1,914)	(2,622)

Net cash provided by financing activities	16,496	14,378

Net increase (decrease) in cash and cash equivalents and restricted cash	10,097	(362)

Cash and cash equivalents and restricted cash at beginning of period	3,478	8,179

Cash and cash equivalents and restricted cash at end of period	$13,575	$7,817

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$231	$564
Cash paid for interest	$529	$183

See accompanying notes to condensed consolidated financial statements.

6 of 26

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except percentages, time periods, share and per share amounts)

Note 1 – Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the thirty-six weeks ended July 10, 2020 and July 12, 2019 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2019 (the “Annual Report”) and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

We have considered the impact of federal, state and local government actions related to the global novel coronavirus pandemic (“COVID-19” or “pandemic”) on our condensed consolidated financial statements. The business disruptions associated with the Pandemic had a significant negative impact on our consolidated condensed financial statements for the thirty-six week period ended July 10, 2020. We expect these events to have future business impacts, the extent of which is uncertain and largely subject to whether the severity worsens, or duration of current business shutdowns continue. These impacts could include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. These unknowns may subject the Company to future risks related to long-lived asset impairments, increased reserves for uncollectible accounts, price and availability of ingredients and raw materials used in our products and adjustments to reflect the market value of our inventory.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll, advertising and other expenses and notes payable. The carrying amount of these instruments approximate fair market value due to their short-term maturity or market interest rates. As of July 10, 2020, the Company had accounts in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with regard to its cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

Customer Concentration > 20% of AR or 10% of Sales *

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the thirty-six weeks ended July 10, 2020 and July 12, 2019, respectively.

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
July 10, 2020	38.7%	33.9%	11.9%	22.7%
July 12, 2019	35.9%	33.3%	10.7%	25.1%

* = No other customer accounted for more than 20% of AR or 10% of consolidated sales for the thirty-six weeks ended July 10, 2020 or the thirty-six weeks ended July 12, 2019.

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

Leases

Leases are recognized in accordance with Accounting Standards Update (“ASU”) 2016-02 Leases (ASC 842) which requires a lessee to recognize assets and liabilities with lease terms of more than 12 months. We lease or rent property for such operations as storing inventory, packaging or processing product, renting equipment and parking vehicles. We analyze our agreements to evaluate whether or not a lease exists by determining what assets exist for which we control for a period of time in exchange for consideration. In the event a lease exists, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease. In the case of month-to-month lease or rental agreements with terms of 12 months or less, we made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. The storage units rented for use by our Snack Food Product Segment direct store delivery route system are not costly to relocate, contain no significant leasehold improvements, no degree of integration over leased assets, orders can be fulfilled by another route storage unit interchangeably, no specialized assets exist, market price is paid for storage units and there is no guarantee of debt.

Finance lease assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization. The Company’s lease of long-haul trucks used in its Frozen Food Products Segment qualifies as a finance lease. Finance lease liabilities are recorded as a separate line item on the Condensed Consolidated Balance Sheets reflecting both the current and long-term obligation. The classification as a finance or operating lease determines whether the recognition, measurement and presentation of expenses and cash flows are considered operating or financing.

Subsequent events

Management has evaluated events subsequent to July 10, 2020 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

As previously reported, on March 16, 2020, Bridgford Food Processing Corporation (“BFPC”), a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement with CRG Acquisition, LLC (“CRG”), pursuant to which BFPC agreed to sell to CRG, pursuant to the terms and conditions set forth in the CRG Purchase Agreement, a parcel of land including an approximate 156,000 square foot four-story industrial food processing building located at 170 N. Green Street in Chicago, Illinois (the “Property”).  The purchase price for the Property is $60,000 subject to a due diligence period and certain closing adjustments and prorations, and  is conditioned upon, among other customary closing conditions, CRG receiving zoning and other governmental approvals necessary for the construction and development of a mixed use project on the Property in accordance with certain development plans to be approved by the City of Chicago.  The cost basis of the Property was insignificant.

On July 30, 2020, the Company executed the third amendment dated as of July 31, 2020 of the CRG Purchase Agreement. Under the original terms and conditions of the CRG Purchase Agreement, the closing of the sale of the Property to CRG would occur on the date that is thirty (30) days after CRG’s receipt of the necessary zoning approvals, but in any event no earlier than October 31, 2020 and no later than March 31, 2021. The first amendment dated as of April 10, 2020 extended the inspection period to June 1, 2020. The second amendment dated as of June 1, 2020 extended the inspection period to July 31, 2020, zoning period to February 1, 2021 and closing date to February 5, 2021. The third amendment dated July 31, 2020 further extended the inspection period to October 31, 2020, zoning period to April 30, 2021 and closing date to May 6, 2021. The escrow account has received $1,350 in earnest money through July 31, 2020.

Based on Management’s review, no other material events were identified that require adjustment to the financial statements or additional disclosure.

8 of 26

Basic earnings per share

Basic earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or convertible securities were outstanding as of July 10, 2020 or July 12, 2019.

Note 2 – Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited)
	July 10, 2020	November 1, 2019
Meat, ingredients and supplies	$6,732	$5,283
Work in progress	2,172	1,562
Finished goods	12,576	19,522
	$21,480	$26,367

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

The Company leases three long-haul trucks under agreements negotiated during fiscal year 2019 under six-year leases for semi-trucks that expire in 2025. Amortization of equipment under these finance leases was $51 during the third quarter of fiscal year 2020.

The following is a schedule by years of future minimum lease payments for transportation leases:

Fiscal Year	Financing Obligations
2021	$39
2022	102
2023	102
2024	102
2025	102
Later Years	75
Total Minimum Lease Payments(a)	$522
Less: Amount representing executory costs	(66)
Less: Amount representing interest(b)	(41)
Present value of future minimum lease payments(c)	$415

(a) Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.

(b) Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

(c) Reflected in Part I. Financial Information Item 1. a. Condensed Consolidated Balance Sheets as current and noncurrent obligations under capital leases of $108 and $307, respectively as of July 10, 2020.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price with contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for potential price increases if agreed quantities are not purchased within the specified contract period. The contracts are not material. These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period. No significant contracts remained unfulfilled at July 10, 2020. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

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

The following segment information is presented for the twelve weeks ended July 10, 2020 and July 12, 2019.

Segment Information
Twelve weeks Ended July 10, 2020	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$8,141	$33,519	$-	$41,660
Cost of products sold	5,379	24,249	-	29,628
Gross margin	2,762	9,270	-	12,032
SG&A	2,162	8,021	-	10,183
Gain on sale of property, plant and equipment	-	(5)	-	(5)
Income before taxes	600	1,254	-	1,854

Total assets	$11,033	$100,244	$35,371	$146,648
Additions to PP&E	$53	$4,220	$-	$4,273

Twelve weeks Ended July 12, 2019	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,273	$31,564	$-	$42,837
Cost of products sold	7,486	21,936	-	29,422
Gross margin	3,787	9,628	-	13,415
SG&A	3,434	8,385	-	11,819
Gain on sale of property, plant and equipment	(9)	-	-	(9)
Income before taxes	362	1,243	-	1,605

Total assets	$11,350	$83,478	$25,406	$120,234
Additions to PP&E	$198	$5,475	$-	$5,673

The following segment information is presented for the thirty-six weeks ended July 10, 2020 and July 12, 2019.

Thirty-six weeks Ended July 10, 2020	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$28,440	$102,861	$-	$131,301
Cost of products sold	19,434	71,871	-	91,305
Gross margin	9,006	30,990	-	39,996
SG&A	8,768	27,613	-	36,381
Gain on sale of property, plant and equipment	-	(22)	-	(22)
Income before taxes	238	3,399	-	3,637

Total assets	$11,033	$100,244	$35,371	$146,648
Additions to PP&E	$157	$15,100	$-	$15,257

Thirty-six weeks Ended July 12, 2019	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$34,691	$94,630	$-	$129,321
Cost of products sold	22,800	63,051	-	85,851
Gross margin	11,891	31,579	-	43,470
SG&A	10,325	26,189	-	36,514
Gain on sale of property, plant and equipment	(9)	-	-	(9)
Income before taxes	1,575	5,390	-	6,965

Total assets	$11,350	$83,478	$25,406	$120,234
Additions to PP&E	$476	$19,315	$-	$19,791

10 of 26

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended July 10, 2020 and July 12, 2019, respectively.

Twelve weeks Ended July 10, 2020

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$27,934	$-	$27,934
Direct customer warehouse	5,585	-	5,585
Total Snack Food Products	33,519	-	33,519

Distributors	2,235	5,906	8,141
Total Frozen Food Products	2,235	5,906	8,141

Totals	$35,754	$5,906	$41,660

Twelve weeks Ended July 12, 2019

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$23,046	$-	$23,046
Direct customer warehouse	8,518	-	8,518
Total Snack Food Products	31,564	-	31,564

Distributors	1,009	10,264	11,273
Total Frozen Food Products	1,009	10,264	11,273

Totals	$32,573	$10,264	$42,837

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.

(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

The following information further disaggregates our sales to customers by major distribution channel and customer type for the thirty-six weeks ended July 10, 2020 and July 12, 2019, respectively.

Thirty-six weeks Ended July 10, 2020

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$78,929	$-	$78,929
Direct customer warehouse	23,932	-	23,932
Total Snack Food Products	102,861	-	102,861

Distributors	6,902	21,538	28,440
Total Frozen Food Products	6,902	21,538	28,440

Totals	$109,763	$21,538	$131,301

Thirty-six weeks Ended July 12, 2019

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$69,270	$-	$69,270
Direct customer warehouse	25,360	-	25,360
Total Snack Food Products	94,630	-	94,630

Distributors	4,648	30,043	34,691
Total Frozen Food Products	4,648	30,043	34,691

Totals	$99,278	$30,043	$129,321

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.

(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

11 of 26

Note 5 – Income Taxes:

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before January 01, 2021. In addition, the CARES Act allows NOLs incurred in taxable years beginning after December 31, 2017 and before January 01, 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of various provisions of the CARES Act, but at present, expects that the NOL carryback provision of the CARES Act would result in a material cash benefit to us. The Company has filed federal income tax return for tax year 2019 (FY20) and carried back a taxable loss of $9,900 to tax years 2014 (FY15) and 2015 (FY16). Furthermore, The Company estimates additional taxable loss for tax year 2020 (current FY 21) which can be carried back to remaining taxable income of tax year 2015 (FY16) and taxable income of tax years 2016 (FY 17) and 2018 (FY 19).

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). Among other significant changes, The Tax Act reduced the corporate federal income tax rate from 35% to 21%. The carryback of NOLs from tax years 2019 and 2020 under CARES Act to pre- Tax Act years will generate an income tax benefit due to the differential in income tax rates.

Under U.S. GAAP, specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or March 27, 2020, for the CARES Act. Thus, at the date of enactment, in the second quarter, the Company recorded an income tax benefit of $1,100 which represented the impact of the carryback of NOL related to tax year 2019 (FY20) which could be estimated with reasonable certainty at that time. In the third quarter, the Company can reasonably estimate the amount of NOL that will be generated in tax year 2020 (current fiscal year) that is available to carryback to prior years. Accordingly, it has recorded the appropriate tax benefit to the income tax provision in third quarter of FY20. The tax benefit on account of the current year NOL carryback is recorded as a component of the annual effective tax rate per guidance provided in ASC Topic 740.

The effective tax rate was -49.0% and 25.3% for the third quarter of fiscal 2020 and 2019, respectively. The effective tax rate for the third quarter of FY20 was impacted by the rate differential on NOL carryback available under the CARES Act discussed in the paragraphs above. In addition, the effective tax rates for the third quarter of fiscal years 2020 and 2019 were impacted by such items as non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

As of July 10, 2020, the Company has no federal or state (except $800 California) net operating loss carry forwards.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2016 through 2018. We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years 2015 through 2018.

Note 6 – Equipment Notes Payable and Financial Arrangements:

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing. Pursuant to the Original Wells Fargo Loan Agreement, we borrowed $15,000, two separate receipts of $7,500 each, to purchase specific equipment for our new Chicago processing facility at a fixed rate of 4.13% and 3.98%, respectively, per annum. The loan terms are seven years and are secured by the purchased equipment. The first funding of $7,500 was received on December 28, 2018. The second funding of $7,500 was received on April 23, 2019. The Original Wells Fargo Loan Agreement contains various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. On December 19, 2019, we entered into a third master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Third Wells Fargo Loan Agreement”) for $3,750 in equipment financing. Pursuant to the Third Wells Fargo Loan Agreement, we borrowed $3,750 to purchase specific equipment for our new Chicago processing facility at a fixed rate of 3.70% per annum. The loan term is seven years and is secured by the purchased equipment. The funds were received on December 23, 2019. On March 5, 2020, we entered into a fourth master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Fourth Wells Fargo Loan Agreement”) for $7,500 in equipment financing. Pursuant to the Fourth Wells Fargo Loan Agreement, we borrowed $7,500 to purchase specific equipment for our new Chicago processing facility at a fixed rate of 3.29% per annum. The loan term is seven years and is secured by the purchased equipment. The funds were received on March 6, 2020. On April 17, 2020, we entered into a fifth master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Fifth Wells Fargo Loan Agreement” and together with the Original Wells Fargo Loan Agreement, the Third Wells Fargo Loan Agreement and the Fourth Wells Fargo Loan Agreement, the “Wells Fargo Loan Agreements”) for $7,200 in equipment financing. Pursuant to the Fifth Wells Fargo Loan Agreement, we borrowed $7,200 to purchase specific equipment for our new Chicago processing facility at a fixed rate of 3.68% per annum. The loan term is seven years and is secured by the purchased equipment. The funds were received on April 17, 2020. The Company was in compliance with all covenants under the Wells Fargo Loan Agreements as of July 10, 2020.

The first secured equipment note payable is due with monthly principal and interest payments of $103 commencing on January 31, 2019 for 84 monthly installments including interest of 4.13% per annum. The second secured equipment note payable is due with monthly principal and interest payments of $102 commencing on May 31, 2019 for 84 monthly installments including interest of 3.98% per annum. The third secured equipment note payable is due with monthly principal and interest payments of $54 commencing on February 3, 2020 for 84 monthly installments including interest of 3.70% per annum. The fourth secured equipment note payable is due with monthly principal and interest payments of $100 commencing on March 13, 2020 for 84 monthly installments including interest of 3.29% per annum. The fifth secured equipment note payable is due with monthly principal and interest payments of $97 commencing on May 15, 2020 for 84 monthly installments including interest of 3.68% per annum.

	(unaudited)	(unaudited)
	July 10, 2020	July 12, 2019
Secured equipment notes payable to Wells Fargo Bank, N.A. collateralized by equipment for the new Chicago processing facility.	$30,283	$14,378
Less current portion of notes payable	(4,385)	(1,918)
Total long-term notes payable - equipment	$25,898	$12,460

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

13 of 26

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

Operationally, we have faced temporary idling of production facilities to ensure team member safety. As a result, we have experienced lower levels of productivity and higher costs of production. This will likely continue at least for the short term until the effects of the pandemic diminish. Both of our business segments have experienced a shift in demand from foodservice to retail. In our Frozen Food Products segment, the volume increases in retail have not been sufficient to offset the losses in foodservice and as a result, we expect decreased volume for the remainder of fiscal 2020 in this segment. Our Snack Food Products segment has experienced significant volume increases in the short-term. We currently expect that we will remain profitable in the for the remainder of fiscal 2020 on a consolidated basis, although the combination of operational challenges and volume impacts will likely negatively impact overall earnings.

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

● Customers and Production – The most significant impact from business shutdowns relates to channel shifts and lower production in our Frozen Food Products segment. We are committed to doing our best to ensure the continuity of our business and the availability of our products to customers. We have seen a shift in demand from our foodservice to our retail sales channels as schools and in-dining restaurants have closed across the country. Our production capabilities, including our large scale and geographic proximities, allow us to adapt some of our facilities to the changing demand by shifting certain amounts of production from foodservice to retail. Not all of our facilities can be modified and as a result we expect a net negative impact on our foodservice volumes for the remainder of fiscal year 2020. In addition, our production facilities are experiencing varying levels of production impacts, including reduced volumes, worker absenteeism and temporary COVID-19-related closures at some of our production facilities. Additionally, we are anticipating the temporary idling of certain production lines that service the foodservice channel as we balance the shifting demand between foodservice and retail sales channels.

● Supply Chain – Our supply chain has stayed largely intact. Although we have experienced some minor disruptions, these events have not significantly impacted our production to date. We have experienced volatility in commodity inputs, in part due to impacts caused by COVID-19 related business disruptions, and we expect this volatility to continue, which may impact our future input costs. Recent high levels of pork and beef facility closures have increased the likelihood of raw material shortages which would limit production capability of in Snack Food Products segment.

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

● Insurance and CARES Act – Although we maintain insurance policies for various risks, we believe most COVID-19 impacts will not be covered by these policies. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments, and expanded income tax net operating loss carryback provisions. While we continue to examine the potential impacts of these actions, we anticipate new regulations related to federal income tax will have a significant impact on our financial statements and cash flow. Late in the second quarter of fiscal 2020 we began implementing the deferral of the employer portion of social security payments and intend to continue this deferral for the duration of its availability which will have a favorable impact on short-term liquidity. We currently estimate that the fiscal 2020 deferral amount will be approximately $1,258. We are currently evaluating the refundable payroll tax credit provision but are not able to quantify the impact at this time.

● Liquidity – Operations provided $8,821 in operating cash flows during the thirty-six weeks ended July 10, 2020. As of that date we had approximately $45,486 of net working capital, which included availability under our revolving line of credit and $13,575 of cash and cash equivalents. We have $4,493 of current debt. Combined with the cash expected to be generated from the Company’s operations, income tax refunds and deferral of social security taxes, we anticipate that we will maintain sufficient liquidity to operate our business for the remainder of fiscal year 2020 and also complete a major plant expansion in Chicago, Illinois. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

14 of 26

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of June 30, 2020 was 2.70% as compared to 2.80% as of November 1, 2019. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

Customer Concentration > 20% of AR or 10% of Sales *

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the thirty-six weeks ended July 10, 2020 and July 12, 2019, respectively.

	Wal-Mart		Dollar General
	Sales	AR	Sales	AR
July 10, 2020	38.7%	33.9%	11.9%	22.7%
July 12, 2019	35.9%	33.3%	10.7%	25.1%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the thirty-six weeks ended July 10, 2020 or the thirty-six weeks ended July 12, 2019.

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

15 of 26

We are subject to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”). Requirements of the law include the removal of the lifetime limits on active and retiree medical coverage, expanding dependent coverage to age 26 and the elimination of pre-existing conditions that may impact other postretirement benefits costs. In addition, the PPACA includes potential excise tax on the value of benefits that exceed a pre-defined limit which may require changes in benefit plan levels in order to minimize this additional cost. Finally, the PPACA includes provisions that require employers to offer health benefits to all full-time employees (defined as 30 hours per week). The health coverage must meet minimum standards for the actuarial value of the benefits offered and employee affordability. Both the administration and congress have made recent attempts to replace the PPACA with an alternative system. However, we do not anticipate significant changes in the rules that compel an employer such as Bridgford Foods Corporation to offer affordable coverage to all of its employees. The recent tax law changes removed the individual mandate provision that is included in the PPACA and requires all individuals to have health insurance or pay a penalty. Despite this change, the recent tax law changes did not adjust or remove the employer mandate. We cannot anticipate further changes at this point in time. We believe that our current plans meet the existing requirements. We will continue to assess the accounting implications of the PPACA and its impact on our financial position and results of operations as more legislative and interpretive guidance becomes available. The potential future effects and cost of complying with the provisions of the PPACA are not determinable at this time.

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

Results of Operations for the Twelve-Weeks Ended July 10, 2020 and July 12, 2019

Net Sales-Consolidated

Net sales decreased by $1,177 (2.7%) to $41,660 in the third twelve-week period of the 2020 fiscal year compared to the same twelve-week period in fiscal year 2019. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-1.9	(860)
Unit sales volume in pounds	-1.3	(608)
Returns activity	0.5	234
Promotional activity	-	57
Decrease in net sales	-2.7	(1,177)

16 of 26

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $3,132 (27.8%) to $8,141 in the third twelve-week period of the 2020 fiscal year compared to the same twelve-week period in fiscal year 2019. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	3.9	485
Unit sales volume in pounds	-32.7	(4,110)
Returns activity	-0.9	(61)
Promotional activity	1.9	554
Decrease in net sales	-27.8	(3,132)

The decrease in net sales for the twelve-week period ended July 10, 2020 primarily relates to lower unit sales volume partially offset by a higher selling price per pound. The decrease in net sales was primarily driven by a significant decrease in volume for our shelf-stable sandwich business to institutional customers partially offset by an increase in selling prices implemented in the first quarter of fiscal year 2019. Other institutional Frozen Food Product sales, including sheet dough and rolls, decreased 46% by volume while retail sales volume increased 88%. Demand has shifted from foodservice to retail sales channels as schools and in-dining restaurants have closed across the country in response to the COVID-19 pandemic. Promotional activity was lower as a percentage of sales. Returns activity increased compared to the same twelve-week period in the 2019 fiscal year.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $1,955 (6.2%) to $33,519 in the third twelve-week period of the 2020 fiscal year compared to the same twelve-week period in fiscal year 2019. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-4.0	(1,345)
Unit sales volume in pounds	10.4	3,502
Returns activity	1.0	294
Promotional activity	-1.2	(496)
Increase in net sales	6.2	1,955

Net sales of Snack Food Products increased due to higher sales through our direct store delivery distribution channel during the third quarter of fiscal 2020. The weighted average selling price per pound decreased compared to the same twelve-week period in the prior fiscal year due to significant volume increases in high volume, low margin accounts. Promotional offers increased due to higher sales to high-volume, high-promotion customers. Returns activity was lower compared to the same twelve-week period in the 2019 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $206 (0.7%) to $29,628 in the third twelve-week period of the 2020 fiscal year compared to the same twelve-week period in fiscal year 2019. The gross margin decreased from 31.3% to 28.9% during the 2020 period.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	(2,107)	-7.2	21
Snack Food Products Segment	2,313	7.9	1,228
Total	206	0.7	1,249

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $2,107 (28.1%) to $5,379 in the third twelve-week period of the 2020 fiscal year compared to the same twelve-week period in fiscal year 2019. Decreased volume and changes in product mix were the primary contributing factors to this decrease. The cost of purchased flour increased approximately $21 in the third twelve-week period of fiscal year 2020 compared to the same twelve-week period in fiscal year 2019. In our Frozen Food Products segment, the volume increases in retail have not been sufficient to offset the losses in foodservice and as a result, decreased volume has resulted in an increase in overhead per case of product.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $2,313 (10.5%) to $24,249 in the third twelve-week period of the 2020 fiscal year compared to the same twelve-week period in fiscal year 2019 due to a substantial increase in sales volume. Meat commodity costs started to rise during the 2020 period partially adding to the increase in cost of products sold. Higher depreciation on processing equipment impacted the cost of products sold. The cost of significant meat commodities increased approximately $1,228 in the third twelve-week period of fiscal year 2020 compared to the same period in fiscal year 2019.

17 of 26

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses decreased by $1,636 (13.8%) to $10,183 in the third twelve-week period of fiscal year 2020 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	July 10, 2020	July 12, 2019	Increase (Decrease)
Healthcare costs	$87	$780	$(693)
Cash surrender value	(916)	(285)	(631)
Wages and bonus	5,685	5,351	334
Travel expenses	254	538	(284)
Fuel	206	385	(179)
Product advertising	1,479	1,642	(163)
Other SG&A	3,388	3,408	(20)
Total - SG&A	$10,183	$11,819	$(1,636)

Healthcare costs have decreased due to recent favorable claim activity. The cash surrender value of life insurance policies increased substantially due to stock market gains compared to the same twelve-week period in fiscal year 2019. Higher labor commissions resulted in higher wages and bonus expenses in the third twelve weeks of the 2020 fiscal year compared to the same period in the prior year. Travel expenses decreased due to travel restrictions and stay-at-home orders in response to the COVID-19 pandemic. The decrease in fuel expense was driven by per gallon fuel price decreases compared to the prior year as a result of lower trends in petroleum markets. Costs for product advertising decreased mainly as a result of lower food show booth costs as shows were cancelled in response to the COVID-19 pandemic and lower insertion orders in the Frozen Food Products segment during the twelve weeks ended July 10, 2020. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the decrease of “Other SG&A” expenses were provision for lower office supplies, lower postage and higher rental income.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $1,272 (37.0%) to $2,162 in the third twelve-week period of fiscal year 2020 compared to the same twelve-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower sales volume and higher allocated gains on cash surrender value of life insurance policies.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment decreased by $364 (4.3%) to $8,021 in the third twelve-week period of fiscal year 2020 compared to the same twelve-week period in the prior fiscal year. Most of the decrease was due to higher allocated gains on cash surrender value of life insurance policies partially offset by increased expenses due to higher sales volume.

Income Taxes-Consolidated

Income tax for the twelve weeks ended July 10, 2020 and July 12, 2019, respectively, was as follows:

	July 10, 2020	July 12, 2019
(Benefit from) provision for income taxes	$(1,279)	$500

Effective tax rate	-69.0%	31.2%

We recorded a tax benefit of $1,279 for the twelve-week period ended July 10, 2020, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to the rate differential on NOL carryback available under the CARES Act (discussed earlier), non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

Net Income-Consolidated

The net income of $3,133 in the twelve-week period ended July 10, 2020 includes a non-taxable gain on life insurance policies in the amount of $916. The net income of $1,105 in the twelve-weeks ended July 12, 2019 includes a non-taxable gain on life insurance policies in the amount of $285. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

18 of 26

Results of Operations for the Thirty-Six Weeks Ended July 10, 2020 and July 12, 2019

Net Sales-Consolidated

Net sales increased by $1,980 (1.5%) to $131,301 in the thirty-six-week period ended July 10, 2020 compared to the same thirty-six-week period in fiscal year 2019. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-1.7	(2,305)
Unit sales volume in pounds	3.2	4,374
Returns activity	0.4	443
Promotional activity	-0.4	(532)
Increase in net sales	1.5	1,980

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $6,251 (18.0%) to $28,440 in the thirty-six-week period ended July 10, 2020 compared to the same thirty-six-week period in fiscal year 2019. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	2.9	1,151
Unit sales volume in pounds	-21.3	(8,333)
Returns activity	-0.1	(16)
Promotional activity	0.5	947
Increase in net sales	-18.0	(6,251)

The decrease in net sales for the thirty-six-week period ended July 10, 2020 primarily relates to lower unit sales volume partially offset by higher selling prices per pound. The decrease in net sales was primarily driven by a significant decrease in volume for our shelf-stable sandwich business to institutional customers. Other institutional Frozen Food Product sales, including sheet dough and rolls, decreased 24% by volume while retail sales volume increased 40%. Demand has shifted from foodservice to retail sales channels as schools and in-dining restaurants have closed across the country in response to the COVID-19 pandemic. Changes in returns were lower compared to the same thirty-six week period in the prior fiscal year. Promotional activity decreased due to lower promotional allowances and foods show allowances as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $8,231 (8.7%) to $102,861 in the thirty-six-week period ended July 10, 2020 compared to the same thirty-six-week period in fiscal year 2019. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-3.4	(3,456)
Unit sales volume in pounds	12.7	12,708
Returns activity	0.6	459
Promotional activity	-1.2	(1,480)
Increase in net sales	8.7	8,231

Net sales of Snack Food Products increased significantly due to higher demand for pepperoni and smokehouse jerky. The increase in net sales occurred mainly in our direct sales delivery distribution channel while warehouse shipments decreased. The weighted average selling price per pound decreased compared to the same thirty-six-week period in the prior fiscal year due to lower per pound selling prices in the product mix. Promotional offers increased substantially due to increased sales to high volume, high promotion customers. Returns activity decreased compared to the same thirty-six-week period in the 2019 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $5,454 (6.4%) to $91,305 in the thirty-six-week period ended July 10, 2020 year compared to the same thirty-six-week period in fiscal year 2019. The gross margin decreased from 33.6% to 30.5% during the 2020 period.

19 of 26

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	(3,366)	-3.9	23
Snack Food Products Segment	8,820	10.3	3,327
Total	5,454	6.4	3,350

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $3,366 (14.8%) to $19,434 in the thirty-six-week period ended July 10, 2020 compared to the same thirty-six-week period in fiscal year 2019. Lower unit volume and changes in product mix were the primary contributing factors to this decrease. The cost of purchased flour increased approximately $23 in the thirty-six-week period of fiscal year 2020 compared to the same thirty-six-week period in fiscal year 2019. In our Frozen Food Product Segment, the volume increases in retail have not been sufficient to offset the losses in foodservice and as a result, decreased volume has resulted in an increase in overhead per case of product.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $8,820 (14.0%) to $71,871 in the thirty-six-week period ended July 10, 2020 compared to the same thirty-six-week period in fiscal year 2019 due to a substantial increase in sales volume. Meat commodity costs started to increase during the 2020 period adding to the increase in cost of products sold. Higher freight expense also impacted the cost of products sold. The cost of significant meat commodities increased approximately $3,327 in the thirty-six-week period ended July 10, 2020 compared to the same period in fiscal year 2019.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses decreased by $133 (0.4%) to $36,381 in the thirty-six-week period ended July 10, 2020 compared to the same thirty-six-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	36 Weeks Ended		Expense
	July 10, 2020	July 12, 2019	Increase (Decrease)
Healthcare costs	$1,354	$2,175	$(821)
Travel expenses	1,163	1,564	(401)
Wages and bonus	16,336	16,705	(369)
Outside consulting	1,525	1,190	335
Insurance expense	976	694	282
Product advertising	4,473	4,245	228
Cash surrender value	(497)	(714)	217
Outside storage	276	89	187
Vehicle repairs	716	564	152
Other SG&A	10,059	10,002	57
Total - SG&A	$36,381	$36,514	$(133)

Healthcare costs have decreased due to recent favorable claim activity. Travel expenses decreased due to travel restrictions and stay-at-home orders in response to the COVID-19 pandemic. Lower profit-sharing accruals resulted in lower wages and bonus expense in the thirty-six weeks ended July 10, 2020 compared to the same period in the prior year. Outside consulting costs increased due to higher real estate advisory services and other related legal fees. Insurance expense increased due to the purchase of a new facility and upward price pressure in insurance markets. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the thirty-six weeks ended July 10, 2020. The cash surrender value of life insurance policies decreased substantially due to stock market losses compared to the same thirty-six-week period in fiscal year 2019. Outside storage costs declined due to acquisition of a new facility currently being used to warehouse products prior to shipment. Vehicle repairs increased in the Snack Food Products segment. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were an increase in pension expense and utilities.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $1,557 (15.1%) to $8,768 in the thirty-six-week period ended July 10, 2020 compared to the same thirty-six-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower unit sales volume, lower profit-sharing accruals and lower product advertising including reduced food show booth cost.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $1,424 (5.4%) to $27,613 in the thirty-six-week period ended July 10, 2020 compared to the same thirty-six-week period in the prior fiscal year. Most of the increase was due to higher unit sales volume partially offset by an allocated gain on cash surrender value of life insurance policies.

20 of 26

Income Taxes-Consolidated

Income tax for the thirty-six-weeks ended July 10, 2020 and July 12, 2019, respectively, was as follows:

	July 10, 2020	July 12, 2019
(Benefit on) provision for income taxes	$(1,782)	$1,764

Effective tax rate	-49.0%	25.3%

We recorded a tax benefit of $1,782 for the thirty-six-week period ended July 10, 2020, related to federal and state taxes, based on the Company’s expected annual effective tax rate plus the discrete benefit ($1,078) recorded in the second quarter as a result of the rate differential on NOL carryback available under the CARES Act discussed earlier. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to the rate differential on NOL carryback available under the CARES Act, non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

Net Income Consolidated

The net income of $5,419 in the thirty-six-weeks period ended July 10, 2020 includes a non-taxable gain on life insurance policies in the amount of $496. The net income of $5,201 in the thirty-six-week period ended July 12, 2019 includes a non-taxable gain on life insurance policies in the amount of $714. Gains and losses on life insurance policies are dependent upon the performance of the underlying equities that support policy values and future results may vary considerably.

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We normally fund our operations from cash balances and cash flow generated from operations. We borrowed $15,000 during fiscal year 2019 and $18,450 during the first and second quarters of fiscal year 2020 to purchase specific equipment for our new Chicago processing facility. In addition, we borrowed $4,500 under the line of credit during the first quarter of fiscal year 2020 to fund operations which was repaid in the third quarter of fiscal 2020. Historically, we expect positive operating and cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales. Anticipated commodity price trends may affect future cash balances. Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing.

Cash flows from operating activities for the thirty-six weeks ended:

	July 10, 2020	July 12, 2019
Net income	$5,419	$5,201

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,178	2,785
Provision for losses on accounts receivable	18	35
Increase (reduction) in promotional allowances	(75)	(914)
Gain on sale of property, plant and equipment	(22)	(9)
Changes in operating working capital	(597)	(2,056)
Net cash provided by operating activities	$7,921	$5,042

For the thirty-six weeks ended July 10, 2020, net cash provided by operating activities was $7,921, $2,879 more cash provided than during the same period in fiscal year 2019. The net increase in cash provided by operating activities primarily relates to a decrease in inventory of $4,887 and net income of $5,419 partially offset by an increase in prepaid expenses and other current assets of $8,300 and an increase in accounts receivable of $1,111. During the thirty-six-week period ended July 10, 2020, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 65 days for the thirty-six-week period ended July 10, 2020. The cash conversion cycle was 60 days for the thirty-six-week period ended July 12, 2019.

For the thirty-six weeks ended July 12, 2019, net cash used in operating activities was $5,042 primarily related to higher net income of $5,297 partially offset by an increase in inventory of $630 and an increase in accounts receivable of $659 as well as payments for estimated income taxes of $564. During the thirty-six-week period ended July 12, 2019 we contributed $601 towards our defined benefit pension plan.

21 of 26

Cash provided by (used in) investing activities for the thirty-six weeks ended:

	July 10, 2020	July 12, 2019
Proceeds from sale of property, plant and equipment	$37	$9
Proceeds from sale of assets in escrow	900	-
Additions to property, plant and equipment	(15,257)	(19,791)
Net cash used in investing activities	$(14,320)	$(19,782)

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

The table below highlights additions to property, plant and equipment for the thirty-six weeks ended:

	July 10, 2020	July 12, 2019
Changes in projects in process	$14,612	$3,743
Building improvements	124	6,940
Direct store delivery and sales vehicles	99	618
Packaging lines	301	2,343
Computer software and hardware	7	861
Processing equipment	84	1,878
Forklifts	-	12
Quality control	23	118
Temperature control	7	3,278
Additions to property, plant and equipment	$15,257	$19,791

Cash provided by financing activities for the thirty-six weeks ended:

	July 10, 2020	July 12, 2019
Payment of lease obligations	$(40)	$-
Proceeds from bank borrowings	18,450	17,000
Repayments of bank borrowings	(1,914)	(2,622)
Net cash provided by financing activities	$16,496	$14,378

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of July 10, 2020, 120,113 shares were authorized for repurchase under the program.

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

The Company was in compliance with all covenants under the Wells Fargo Loan Agreements as of July 10, 2020.

The Company borrowed $4,500 under its line of credit with Wells Fargo Bank N.A. to fund operations during the first quarter of fiscal 2020 which was repaid in the third quarter of fiscal 2020.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for the remainder of fiscal year 2020.

22 of 26

Recently issued accounting pronouncements and regulations

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which are either the retrospective approach or cumulative effect adjustment approach. The guidance become effective for annual reporting periods that begin after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted the modified retrospective transition method beginning with the first quarter of fiscal 2019. The adoption did not have a material impact on our consolidated financial statements. For further information please refer to Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 1 - Summary of Significant Accounting policies, Revenue Recognition. Disaggregated revenue is disclosed in Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 7: Segment Information.

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 10, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

These business disruptions had a significant negative impact on our consolidated condensed financial statements for the 36 weeks ended July 10, 2020. We expect these events to have future business impacts, the extent of which is uncertain and largely subject to whether the severity worsens, or duration of current business shutdowns continue.

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

Item 5. Other Information

As previously reported, on March 16, 2020, Bridgford Food Processing Corporation (“BFPC”), a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement with CRG Acquisition, LLC (“CRG”), pursuant to which BFPC agreed to sell to CRG, pursuant to the terms and conditions set forth in the CRG Purchase Agreement, a parcel of land including an approximate 156,000 square foot four-story industrial food processing building located at 170 N. Green Street in Chicago, Illinois (the “Property”).  The purchase price for the Property is $60,000 subject to a due diligence period and certain closing adjustments and prorations, and  is conditioned upon, among other customary closing conditions, CRG receiving zoning and other governmental approvals necessary for the construction and development of a mixed use project on the Property in accordance with certain development plans to be approved by the City of Chicago.  The cost basis of the Property was insignificant.

On July 30, 2020, the Company executed the third amendment dated as of July 31, 2020 of the CRG Purchase Agreement. Under the original terms and conditions of the CRG Purchase Agreement, the closing of the sale of the Property to CRG would occur on the date that is thirty (30) days after CRG’s receipt of the necessary zoning approvals, but in any event no earlier than October 31, 2020 and no later than March 31, 2021. The first amendment dated as of April 10, 2020 extended the inspection period to June 1, 2020. The second amendment dated as of June 1, 2020 extended the inspection period to July 31, 2020, zoning period to February 1, 2021 and closing date to February 5, 2021. The third amendment dated July 31, 2020 further extended the inspection period to October 31, 2020, zoning period to April 30, 2021 and closing date to May 6, 2021. The escrow account has received $1,350 in earnest money through July 31, 2020.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: August 21, 2020	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

26 of 26