Form 10-K
period 2020-10-30
BRIDGFORD FOODS CORP
filed 2021-01-15
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 30, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report [  ]

The aggregate market value of voting stock held by non-affiliates of the registrant on April 17, 2020 was $30,843,000.

As of January 15, 2021, there were 9,076,832 shares of common stock outstanding.

Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held March 10, 2021 (the “Proxy Statement”) are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PART I

Item 1. Business (dollars in thousands)

This Annual Report on Form 10-K (this “Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and Bridgford Foods Corporation intends that such forward-looking statements be subject to the safe harbors created thereby. Readers are cautioned that such statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; relationships with customers and suppliers; statements regarding the anticipated impact of the COVID-19 pandemic; and other factors referenced in this Report.

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

COVID-19

We are monitoring and responding to the evolving nature of state and local government actions related to the global novel coronavirus (“COVID-19”) pandemic and its impact on each of our production plant locations as well as our customer base. We coordinate with our local managers for the primary purpose of protecting the health and safety of our team members, ensuring our ability to operate our processing facilities and maintaining the liquidity of our business. We are experiencing multiple challenges related to the pandemic. These challenges increased our operating costs and negatively impacted our volumes during fiscal year 2020 and may continue to do so into fiscal year 2021.

Operationally, we have faced temporary idling of production facilities to ensure team member safety. As a result, we have experienced lower levels of productivity and higher costs of production. This will likely continue at least for the short term until the effects of the pandemic diminish. Both of our business segments have experienced a shift in demand from foodservice to retail. In our Frozen Food Products segment, the volume increases in retail have not been sufficient to offset the losses in foodservice and as a result, we expect continued decreased volume into fiscal year 2021 in this segment. Our Snack Food Products segment has experienced significant volume increases in the short-term.

● Team Members – The health and safety of our team members is our top priority. To protect our team members, we have implemented safety measures recommended by the Centers for Disease Control and Prevention (“CDC”) and the Occupational Safety and Health Administration (“OSHA”) in our facilities and have employed social distancing, temperature checks of team members, increased efforts to deep clean and sanitize facilities, the use of protective face coverings in certain environments and making protective face coverings and other protective equipment available to team members. We encourage team members who feel sick to stay at home and provide relaxed attendance policies in some instances. We continue to explore and implement additional ways to promote social distancing in our production facilities by creating additional breakroom space and allowing extra time between shifts to reduce interaction of team members, as well as erecting dividers between workstations or increasing the space between workers on the production floor.

● Customers and Production – The most significant impact from business shutdowns relates to channel shifts and lower production in our Frozen Food Products segment. We are committed to doing our best to ensure the continuity of our business and the availability of our products to customers. We have seen a shift in demand from our foodservice to our retail sales channels as schools and in-dining restaurants have closed across the country. Our production capabilities, including our large scale and geographic proximities, allow us to adapt some of our facilities to the changing demand by shifting certain amounts of production from foodservice to retail. Not all of our facilities can be modified and as a result we expect a net negative impact on our foodservice volumes into fiscal year 2021. In addition, our production facilities are experiencing varying levels of production impacts, including reduced volumes, worker absenteeism and temporary COVID-19-related closures at some of our production facilities. Additionally, we are anticipating the temporary idling of certain production lines that service the foodservice channel as we balance the shifting demand between foodservice and retail sales channels.

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

● Insurance and CARES Act – Although we maintain insurance policies for various risks, we believe most COVID-19 impacts will not be covered by these policies. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments, and expanded income tax net operating loss carryback provisions. While we continue to examine the potential impacts of these actions, we anticipate new regulations related to federal income tax will have a significant impact on our financial statements and cash flow. Late in the second quarter of fiscal 2020 we began implementing the deferral of the employer portion of social security payments and intend to continue this deferral for the duration of its availability which will have a favorable impact on short-term liquidity. The deferral amount as of October 30, 2020 will be approximately $1,103. We did not utilize the refundable payroll tax credit provision.

● Liquidity – Operations provided $9,914 in operating cash flows during the fifty-two weeks ended October 30, 2020. As of that date we had approximately $42,774 of net working capital, which included availability under our revolving line of credit and $4,302 of cash and cash equivalents. We have $4,430 of current debt. Combined with the cash expected to be generated from the Company’s operations, income tax refunds and deferral of social security taxes, we anticipate that we will maintain sufficient liquidity to operate our business into fiscal year 2021 and for completion of the major plant expansion in Chicago, Illinois. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

Background of Business

Bridgford Foods Corporation (collectively with its subsidiaries, “Bridgford”, the “Company”, “we”, “our”), a California corporation, was organized in 1952. We originally began operations in 1932 as a retail meat market in San Diego, California and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat, and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. Currently, we are primarily engaged in the manufacturing, marketing and distribution of an extensive line of frozen and snack food products throughout the United States. We have not been involved in any bankruptcy, receivership, or similar proceedings since inception nor have we been party to any merger, acquisition, etc. or acquired or disposed of any material amounts of assets during the past five years other than those discussed in Item 7 of this Report. Substantially all of our assets have been acquired in the ordinary course of business.

Description of Business

Bridgford currently operates in two business segments - the processing and distribution of frozen food products and the processing and distribution of snack food products. For information regarding the separate financial performance of the business segments refer to Note 7 of the Notes to Consolidated Financial Statements included in this Report.

The following table shows sales, as a percentage of consolidated sales, for each business segment during the last two fiscal years:

	2020	2019
Frozen Food Products	21%	27%
Snack Food Products	79%	73%
	100%	100%

We manufacture nearly all of our food products and distribute an extensive line of biscuits, bread dough items, roll dough items, dry sausage products and beef jerky. Our direct store delivery network consists of non-refrigerated snack food products. Our frozen food products division serves both food service and retail customers.

Although we have recently introduced several new products, most of these products have not contributed significantly to our revenue growth for fiscal year 2020 with the exception of smokehouse sausage sticks introduced in the second quarter of fiscal year 2018. Our sales are not subject to material seasonal variations. Historically we have been able to respond quickly to the receipt of orders and, accordingly, do not maintain a significant sales backlog. Neither Bridgford nor its industry generally has unusual demands or restrictions on working capital items. During the last fiscal year, we did not enter into any new markets or any significant contractual or other material relationships other than the March 16, 2020 Purchase and Sale Agreement with CRG Acquisition, LLC (“CRG”) and amendments thereto on each of April 10, 2020, June 1, 2020 and November 2, 2020. Refer to Note 1 – Subsequent Events of Notes to Consolidated Financial Statements included in this Report for further information.

Availability of SEC Filings and Code of Conduct on Internet Website

We maintain an Internet website at www.bridgford.com. Available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto as well as, and reports filed under Section 16 of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission. Our Code of Conduct is also available on the website.

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

Major Product Classes

Frozen Food Products

Our frozen food products division serves both food service and retail customers. We sell approximately 140 unique frozen food products through approximately 1,100 wholesalers, cooperatives and distributors.

Frozen Food Products – Food Service Customers

The food service industry is composed of establishments that serve food outside the home and includes restaurants, the food operations of health care providers, schools, hotels, resorts, corporations, and other traditional and non-traditional food service outlets. Growth in this industry has been driven by the increase in away-from-home meal preparation, which has accompanied the expanding number of both dual income and single-parent households. Another trend within the food service industry is the growth in the number of non-traditional food service outlets such as convenience stores, retail stores and supermarkets. These non-traditional locations often lack extensive cooking, storage, or preparation facilities resulting in a need for pre-cooked and prepared foods similar to those we provide. The expansion in the food service industry has also been accompanied by the continued consolidation and growth of broadline and specialty food service distributors, many of which are long-standing customers. Orders from food service customers have decreased as schools and in-dining restaurants have closed across the United States in response to the COVID-19 pandemic.

Frozen Food Products – Retail Customers

The majority of our existing and targeted retail customers are involved in the resale of branded and private label packaged foods. The same trends which have contributed to the increase in away-from-home meal preparation have also fueled the growth in easy to prepare, microwaveable frozen and refrigerated convenience foods. Among the fastest growing segments is the frozen and refrigerated hand-held foods market. This growth has been driven by improved product quality and variety and the increasing need for inexpensive and healthy food items that require minimal preparation. Despite rapid growth, many categories of frozen and refrigerated hand-held foods have achieved minimal household penetration. We believe we have been successful in establishing and maintaining supply relationships with certain selected leading retailers in this market. Demand from retail customers has increased as consumers opt to buy food from retail establishments for home consumption in response to the COVID-19 pandemic.

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

Our annual advertising expenditures are directed towards retail and institutional customers. These customers participate in various special promotional and marketing programs and direct advertising allowances we sponsor. We also invest in general consumer advertising in various newspapers, periodicals and coupons to advertise in major markets. We direct advertising toward food service customers with campaigns in major industry publications and through our participation in trade shows throughout the United States. Our advertising strategy includes our presence on social media and online distribution of promotional material.

Snack Food Products

During fiscal year 2020, our snack food products division sold approximately 130 different items through customer-owned distribution centers and a direct-store-delivery network serving approximately 17,000 supermarkets, mass merchandise and convenience retail stores located in 49 states.

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

Snack Food Products — Sales and Marketing

Snack food products are distributed across the United States. Regional sales managers perform several significant functions including identifying and developing new business opportunities and providing customer service and support to our customers. We also utilize the services of brokers, where appropriate, to support efficient product distribution and customer satisfaction. We sponsor a fishing team which participates at the highest levels of both the FLW and B.A.S.S. tours.

Product Planning and Research and Development

We continually monitor the consumer acceptance of each product within our extensive product line. Individual products are regularly added to and deleted from our product line. Historically, the addition or deletion of any individual product has not had a material effect on our operations in such fiscal year. We believe that a key factor in the success of our products is our system of carefully targeted research and testing of our products to ensure high quality and that each product matches an identified market opportunity. The emphasis in new product introductions in the past several years has been in single-serve items. We are constantly searching to develop new products to complement our existing product lines and improve processing techniques and formulas. We utilize an in-house test kitchen and consultants to research and experiment with unique food preparation methods, improve quality control and analyze new ingredient mixtures.

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

Importance of Key Customers

Sales to Wal-Mart® comprised 36.9% of revenues in fiscal year 2020 and 19.8% of total accounts receivable was due from Wal-Mart® as of October 30, 2020. Sales to Wal-Mart® comprised 35.7% of revenues in fiscal year 2019 and 31.9% of total accounts receivable was due from Wal-Mart® as of November 1, 2019. Sales to Dollar General® comprised 13.6% of revenues in fiscal year 2020 and 31.1% of total accounts receivable was due from Dollar General® as of October 30, 2020. Sales to Dollar General® comprised 11.1% of revenues in fiscal year 2019 and 21.7% of total accounts receivable was due from Dollar General® as of November 1, 2019.

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

We continue to monitor the development of the COVID-19 pandemic and its impact on our operations including our supply chain and labor force. The pandemic could potentially cause disruptions to our supply chain. Global supply may be restricted causing price pressure on certain ingredients and raw materials used in our products which could disrupt our operations. We are unable to accurately predict the uncertainties related to the future course of the COVID-19 pandemic including overall economic stability, the spread, length and severity of the virus and any future governmental actions.

Employees

We had 563 employees as of October 30, 2020, approximately 35% of whose employment relationship is governed by collective bargaining agreements. These agreements currently expire between March 2022 and February 2024. We believe that our relationship with all of our employees is favorable and that contracts will be settled favorably.

Executive Officers of the Registrant

The names, ages, and positions of all our executive officers as of January 15, 2021 are listed below. William L. Bridgford is the nephew of Allan L. Bridgford. Officers are normally appointed annually by the Board of Directors at their meeting immediately following the annual meeting of shareholders. Three executive officers are full-time employees of our company. Allan L. Bridgford worked 50% of full time during fiscal year 2020. There are no agreements or understandings pursuant to which any of the executive officers was or is selected to serve as an executive officer.

Name	Age	Position(s) with our company
Allan L. Bridgford	85	Vice President and Chairman of the Executive Committee
William L. Bridgford	66	Chairman and member of the Executive Committee
John V. Simmons	65	President and member of the Executive Committee
Raymond F. Lancy	67	Chief Financial Officer, Executive Vice President, Treasurer and member of the Executive Committee

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

We could suffer significant reductions in revenues and operating income if we lost one or more of our largest customers, including Wal-Mart® and Dollar General®, which accounted for 36.9% and 13.6%, respectively, of sales in fiscal year 2020. Many of our customers, such as supermarkets, warehouse clubs, and food distributors have consolidated in recent years. Such consolidation has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories while demanding lower pricing and increased promotional programs. These customers also may use their shelf space for their own private label products. Failure to respond to these trends could reduce our volume and cause us to lower prices or increase promotional spending for our product lines which could adversely affect our profitability.

With more than 80% of our stock beneficially owned by the Bridgford family, there are risks that they can exert significant influence or control over our corporate matters.

Members of the Bridgford family beneficially own, in the aggregate, more than 80% of our outstanding stock. In addition, two members of the Bridgford family currently serve on the Board of Directors. As a result, members of the Bridgford family have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our shareholders, including amendments to by-laws, election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other shareholders and could depress our stock price. Additionally, as a result of the Bridgford family’s significant ownership of the outstanding voting stock, we have relied on the “controlled company” exemption from certain corporate governance requirements of the NASDAQ stock market. Therefore, among other things, we have elected not to implement the rule that provides for a nominating committee to identify and recommend nominees to the Board of Directors and have instead elected to have the full Board of Directors perform such function. Additionally, pursuant to this exemption, our compensation committee, which is made up of independent directors, does not have sole authority to determine the compensation of our executive officers, including our Chairman of the Board.

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

The COVID-19 pandemic could negatively impact our operations and financial condition.

We have considered the impact of federal, state and local government actions related to the global novel coronavirus pandemic (“COVID-19” or “pandemic”) on our condensed consolidated financial statements. The business disruptions associated with the pandemic had a significant negative impact on our consolidated condensed financial statements for the fiscal year ended October 30, 2020. We expect these events to have future business impacts, the extent of which is uncertain and largely subject to whether the severity worsens, or the duration of current business shutdowns continue. These impacts could include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. These unknowns may subject the Company to future risks related to long-lived asset impairments, increased reserves for uncollectible accounts, price and availability of ingredients and raw materials used in our products and adjustments to reflect the market value of our inventory.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own the following properties:

Property Location	Building Square Footage	Acreage
Anaheim, California *	100,000	5.0
Dallas, Texas *	94,000	4.0
Dallas, Texas *	30,000	2.0
Dallas, Texas *	16,000	1.0
Dallas, Texas *	3,200	1.5
Statesville, North Carolina *	42,000	8.0
Chicago, Illinois ** (1)	156,000	1.5
Chicago, Illinois **	177,000	8.0

*	- property used by Frozen Food Products Segment.
**	- property used by Snack Food Products Segment.
(1)	- sale pending.

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

Item 3. Legal Proceedings

No material legal proceedings were pending against us as of October 30, 2020 or as of the date of filing of this Report. We are likely to be subject to claims arising from time to time in the ordinary course of our business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on us. Any adverse litigation trends and outcomes could significantly and negatively affect our financial results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Dividend Data

Our common stock is traded on the Nasdaq Global Market under the symbol “BRID”.

As of January 12, 2021, there were 718 shareholders of record in our common stock.

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

Repurchases of Equity Securities by the Issuer

During fiscal year 2020, we did not repurchase any shares of our common stock pursuant to our stock repurchase program previously authorized by the Board of Directors. The following table provides information regarding our repurchases of common stock in each of the four periods comprising the fourth quarter of fiscal year 2020.

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 11, 2020 – August 7, 2020	-	$-	-	120,113
August 8, 2020 – September 4, 2020	-	-	-	120,113
September 5, 2020 – October 2, 2020	-	-	-	120,113
October 3, 2020 – October 30, 2020	-	-	-	120,113
Total	-	$-	-

(1)	The periods shown are our fiscal periods during the sixteen-week quarter ended October 30, 2020.

(2)	All repurchases reflected in the foregoing table were made on the open market. Our stock repurchase program was approved by the Board of Directors in November 1999 (1,500,000 shares authorized, disclosed in a Form 10-K filed on January 26, 2000) and was expanded in June 2005 (500,000 additional shares authorized, disclosed in a press release and Form 8-K filed on June 17, 2005). Under the stock repurchase program, we are authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. Such purchases of common stock may occur from time to time, in open market transactions pursuant to Rule 10b-18 of the Exchange Act. The daily purchase quantity is defined as a number of shares up to, but not to exceed, each day’s applicable Rule 10b-18 maximum volume limit (i.e. 25% of the prior four calendar weeks’ average daily trading volume); however, once per week a block of stock may be purchased that exceeds the Rule 10b-18 average daily trading volume condition. As of October 30, 2020, the total maximum number of shares that may be purchased under the Purchase Plan is 120,113 at a purchase price not to exceed $10.00 per share for a total maximum aggregate price (exclusive of commission) of $1,201,130. However, our agreement with Citigroup lapsed on its own (by its terms) on October 14, 2019.

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

Results of Operations (in thousands except percentages)

Fiscal Year Ended October 30, 2020 (52 weeks) Compared to Fiscal Year Ended November 1, 2019 (52 weeks)

Net Sales-Consolidated

Net sales in fiscal year 2020 increased $9,185 (4.9%) when compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-1.0	(2,068)
Unit sales volume in pounds	5.3	10,697
Returns activity	0.5	883
Promotional activity	0.1	(327)
Increase in net sales	4.9	9,185

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment in fiscal year 2020 decreased $9,993 (19.5%) compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	2.8	1,604
Unit sales volume in pounds	-23.5	(13,524)
Returns activity	-0.1	10
Promotional activity	1.3	1,917
Decrease in net sales	-19.5	(9,993)

The decrease in net sales in fiscal year 2020 was attributable to lower unit sales volume partially offset by a higher selling price per pound. The decrease in net sales was primarily driven by a significant decrease in volume in our shelf-stable sandwich business to institutional customers partially offset by an increase in selling prices implemented in the first quarter of fiscal year 2019. Other institutional Frozen Food Product sales, including sheet dough and rolls, decreased 29% by volume while retail sales volume increased 38%. During fiscal year 2020, demand shifted from foodservice to retail sales channels as schools and in-dining restaurants closed across the United States in response to the COVID-19 pandemic. Returns activity increased compared to the prior fiscal year. Promotional activity decreased due to lower bid price reductions, rebates and menu allowances as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment in fiscal year 2020 increased $19,178 (13.9%) compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-2.5	(3,671)
Unit sales volume in pounds	16.6	24,222
Returns activity	0.8	873
Promotional activity	-1.0	(2,246)
Increase in net sales	13.9	19,178

The increase in net sales in fiscal year 2020 was attributable to higher sales through our direct store delivery distribution channel. The weighted average selling price per pound decreased due to significant volume increases in high volume, low margin accounts. Promotional offers increased due to higher sales to high-volume, high-promotion customers. Returns activity decreased slightly compared to the 2019 fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations increased by $11,331 (8.9%) compared to the prior fiscal year. Higher unit sales volume in the Snack Food Products segment was the primary contributing factor to the increase in cost of products sold. Gross overhead spending decreased but was offset by significant increases in commodity costs, higher production labor and higher inbound freight costs. Costs related to an additional production facility completed at the end of fiscal year 2020 also increased overhead expenses. An increase in commodity costs during fiscal year 2020 contributed to the increase in cost of goods sold. The gross margin decreased from 32.7% to 30.1% during fiscal year 2020 compared to the prior fiscal year.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	(5,757)	-4.5	70
Snack Food Products Segment	17,088	13.4	3,815
Total	11,331	8.9	3,885

Cost of Products Sold and Gross Margin–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $5,757 (17.2%) in fiscal year 2020 compared to the prior fiscal year. Decreased volume and changes in product mix were the primary contributing factors to the decrease. Higher flour commodity costs of approximately $70 partially offset the decrease in costs of goods sold. The gross margin percentage decreased from 34.7% to 32.9% during fiscal year 2020 compared to the prior fiscal year.

Cost of Products Sold and Gross Margin–Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $17,088 (18.2%) compared to the prior fiscal year due primarily to a substantial increase in sales volume. Meat commodity costs increased during fiscal year 2020 adding to the increase in cost of products sold. The cost of meat commodities increased approximately $3,815 during fiscal year 2020 compared to the prior fiscal year. Higher depreciation on processing equipment impacted the cost of products sold. The gross margin earned in this segment decreased from 31.9% to 29.3% during fiscal year 2020 primarily as a result of higher commodity costs.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) in fiscal year 2020 increased $1,609 (3.0%) when compared to the prior fiscal year. The increase in this category did not directly correspond to the change in sales.

The table below summarizes the primary expense variances in this category:

	October 30, 2020 (52 Weeks)	November 1, 2019 (52 Weeks)	Expense Increase (Decrease)
Healthcare costs	$1,949	$3,091	$(1,142)
Pension costs	1,333	232	1,101
Travel	1,649	2,397	(748)
Wages and bonus	24,079	23,399	680
Outside consulting	2,369	1,785	584
Product advertising	6,714	6,303	411
Outside storage	431	133	298
Cash surrender value gains	(906)	(666)	(240)
Vehicle repairs	1,018	795	223
Other SG&A	15,810	15,368	442
Total - SG&A	54,446	52,837	1,609

Healthcare benefit expense has decreased due to recent favorable claim activity compared to fiscal year 2019. The increase in pension expense was due to a higher unrecognized net loss compared to the prior year. Travel expenses decreased due to travel restrictions and stay-at-home orders in response to the COVID-19 pandemic. Higher labor commissions on increased sales resulted in higher wages and bonus expense in fiscal year 2020 compared to the prior year. Outside consulting costs increased due to higher real estate advisory services and other related legal fees. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during fiscal year 2020. Outside storage costs increased due to limited space at the new facility being used to warehouse products prior to shipment. The gain on cash surrender value of life insurance policies increased substantially due to higher stock market gains compared to fiscal year 2019. Vehicle repairs increased in the Snack Food Products segment. The major components comprising the increase of “Other SG&A” expenses were computer maintenance and utilities.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $2,301 (15.5%) to $12,566 during fiscal year 2020 compared to the prior fiscal year. The overall decrease in SG&A expenses was due to lower unit sales volume, profit-sharing accruals and product advertising.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $3,910 (10.3%) to $41,880 during fiscal year 2020 compared to the prior fiscal year. Most of the increase was due to higher unit sales volume partially offset by an allocated gain on cash surrender value of life insurance policies.

Gain or Loss on Sale of Property, Plant and Equipment

The gain or loss during fiscal years 2020 and 2019 was due to ordinary gain or loss on disposal of assets.

Income Taxes

The Company’s effective income tax rate was -42.7% and 24.0% in fiscal years 2020 and 2019, respectively. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to the rate differential on our net operating loss carryback available under the CARES Act, non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes. (Refer to Note 4 of Notes to the Consolidated Financial Statements for more information).

Liquidity and Capital Resources (in thousands except share amounts, percentages and ratios)

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We normally fund our operations from cash balances and cash flow generated from operations. We borrowed $15,000 during fiscal year 2019 and $18,450 during the first half of fiscal year 2020 to purchase specific equipment for our new Chicago processing facility. In addition, we borrowed $4,500 under our line of credit with Wells Fargo Bank, N.A. during the first quarter of fiscal year 2020 to fund operations which was repaid in the third quarter of fiscal 2020. We borrowed $2,000 under the line of credit subsequent to the end of fiscal year 2020 on December 2, 2020.

On March 16, 2020, we entered into a Purchase and Sale Agreement with CRG Acquisition, LLC (“CRG”) as amended, pursuant to which we agreed to sell to CRG a parcel of land including an approximate 156,000 square foot four-story industrial food processing building located at 170 N. Green Street in Chicago, Illinois (the “Property”). Proceeds from the purchase price for the Property of $60,000 are anticipated subject to a due diligence period and certain closing adjustments and prorations, and is conditioned upon, among other customary closing conditions, CRG receiving zoning and other governmental approvals necessary for the construction and development of a mixed use project on the Property in accordance with certain development plans to be approved by the City of Chicago. The cost basis of the Property was immaterial. The escrow account for the transaction has received $1,350 in earnest money through October 30, 2020. We have received a total of $225 which is non-refundable earnest money and thus not part of restricted cash.

Historically, we expect positive operating and cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales. Anticipated commodity price trends may affect future cash balances. Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing.

Cash flows from operating activities:

	October 30, 2020 (52 Weeks)	November 1, 2019 (52 Weeks)

Net income	$7,323	$6,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,514	4,153
(Recovery of) provision for losses on accounts receivable	(8)	44
Reduction in promotional allowances	(423)	(852)
Loss (Gain) on sale of property, plant and equipment	(58)	290
Deferred income taxes, net	6,385	1,889
Changes in operating working capital	(8,816)	(4,761)
Net cash provided by operating activities	$9,917	$7,247

For the fifty-two weeks ended October 30, 2020, net cash provided by operating activities was $9,917, an increase of $2,670 compared to the fifty-two weeks ended November 1, 2019. The net increase in cash provided by operating activities primarily related to higher net income of $7,323, deferred income taxes of $6,045 and higher accounts payable of $2,509 partially offset by an increase in inventory of $2,929 and an increase in accounts receivable of $1,512. During fiscal year 2020, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 66 days for the fifty-two weeks ended October 30, 2020 and 67 days for the fifty-two weeks ended November 1, 2019.

For the fifty-two weeks ended November 1, 2019, net cash provided by operating activities was $7,247. The result was primarily related to lower net income, an increase in inventory and deferred income taxes. During fiscal year 2019, we funded $875 towards our defined benefit pension plan.

Cash used in investing activities:

	October 30, 2020 (52 Weeks)	November 1, 2019 (52 Weeks)
Proceeds from sale of property, plant and equipment	$39	$61
Proceeds from deposits in escrow	1,125	-
Additions to property, plant and equipment	(24,482)	(25,739)
Net cash used in investing activities	$(23,318)	$(25,678)

Expenditures for property, plant and equipment include the acquisition of equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. In general, we capitalize the cost of additions and improvements and expense the cost of repairs and maintenance. We may also capitalize costs related to improvements that extend the life, increase the capacity, or improve the efficiency of existing machinery and equipment. Specifically, capitalization of upgrades of facilities to maintain operating efficiency include acquisitions of machinery and equipment used on packaging lines and refrigeration equipment used to process food products. Proceeds from deposits in escrow of $1,125 relate to the pending sale of a parcel of land including an approximate 156,000 square foot four-story industrial food processing building located at 170 N. Green Street in Chicago, Illinois. Refer to Note 1 – Subsequent Events for more information. We have received a total of $1,350 in deposits in escrow less $225 received as non-refundable earnest money.

The table below highlights the additions to property, plant and equipment for the fifty-two weeks ended:

	October 30, 2020 (52 Weeks)	November 1, 2019 (52 Weeks)
Land	$-	$-
Building	-	-
Building improvements	4,669	10,103
Furniture and fixture	208	-
Temperature control	446	3,285
Processing equipment	29,466	2,019
Packaging lines	324	2,641
Vehicles for sales and/or delivery	704	1,585
Quality control and communication systems	24	156
Computer software and hardware	96	861
Forklifts	-	57
Change in projects in process	(11,455)	5,032
Additions to property, plant and equipment	$24,482	$25,739

Expenditures for additions to property, plant and equipment during the fifty-two weeks ended October 30, 2020 include projects in process of $1,090 related to the new facility in Chicago.

Cash provided by financing activities:

	October 30, 2020 (52 Weeks)	November 1, 2019 (52 Weeks)
Payments of capital lease obligations	$(24)	$(17)
Proceeds from bank borrowings	18,450	17,000
Repayments of bank borrowings	(3,076)	(3,253)
Net cash provided by financing activities	$15,350	$13,730

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we were authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of the end of fiscal year 2020, 120,113 shares remained authorized for repurchase under the program.

The Company leases three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks expire in 2025. Amortization of equipment under capital lease was $71 in 2020. The Company leased one long-haul truck for $40 during fiscal year 2020, and that lease term is two years.

We maintain a line of credit with Wells Fargo Bank, N.A. that extends through March 1, 2022. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or LIBOR plus 1.5%. We borrowed $2,000 under this line of credit on November 24, 2019 and $2,500 on January 24, 2020 for a combined total of $4,500. We repaid the balance on this line of credit with Wells Fargo Bank, N.A. on May 13, 2020 of $4,500 with the proceeds from the fifth borrowing of $7,200 under the master collateral loan and security agreement with Wells Fargo Bank, N.A. described below. The Company was in compliance with all covenants as of October 30, 2020. Subsequent to October 30, 2020, we borrowed $2,000 under the line of credit on December 2, 2020.

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing as amended to expand facility. Pursuant to the Original Wells Fargo Loan Agreement, we borrowed the following amounts.

Type and Number (1)	Date Funds Received	Rate	Amount	Interest Amount and Date
Equipment Loan No. 01	12/26/18	4.13%	$7,500	$103	01/31/19
Equipment Loan No. 02	04/23/19	3.98%	7,500	102	05/31/19
Equipment Loan No. 03	12/23/19	3.70%	3,750	54	02/03/20
Equipment Loan No. 04	03/06/20	3.29%	7,500	100	03/13/20
Equipment Loan No. 05	04/17/20	3.68%	7,200	97	05/15/20
Total			$33,450	$456

(1)	Term: 7 years for 84 installment payments.

The Wells Fargo Loan Agreement as amended and line of credit, contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than 1.0 to 1.0 at each fiscal quarter end, and
●	Fixed Charge Coverage Ratio not less than 1.25 to 1.0 as of each fiscal quarter end, determined on a trailing 4-quarter basis.

Aggregate contractual maturities of debt in future fiscal years are as follows:

Fiscal Years	Debt Payable
2021	$4,429
2022	$4,599
2023	$4,775
2024	$4,958
2025	$5,148
2026-2027	$5,213

The Company was in compliance with all covenants under the Wells Fargo Loan Agreement and line of credit as of October 30, 2020.

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

Management is of the opinion that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for fiscal year 2021.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

Except as described above, we had no other debt or other contractual obligations within the meaning of Item 303(a)(5) of Regulation S-K, as of October 30, 2020.

Our expected future liability related to construction of the new Chicago processing facility is approximately $3,006 as of October 30, 2020.

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

Management assessed the effectiveness of our internal control over financial reporting for our fiscal year ended October 30, 2020. Based on management’s assessment and the above-referenced criteria, management believes that the internal control over financial reporting for our fiscal year ended October 30, 2020 was effective.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended October 30, 2020 and is incorporated herein by reference. Information concerning our executive officers is set forth in Part I, Item 1 of this Report under the heading “Executive Officers of the Registrant”.

Item 11. Executive Compensation

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended October 30, 2020 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended October 30, 2020 and is incorporated herein by reference.

Equity Compensation Plan Information

Not applicable, as we do not have any compensation plans under which our equity securities are authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended October 30, 2020 and is incorporated herein by reference.

We are considered a “controlled company” within the meaning of Rule 5615(c)(1) of the NASDAQ Listing Rules based on the approximate 80% beneficial ownership of our outstanding common stock by Bridgford Industries Incorporated and are therefore exempted from various NASDAQ Listing Rules pertaining to certain “independence” requirements of our directors. Nevertheless, the Board of Directors has determined that Messrs. Andrews and Scott and Ms. Schott who together comprise the Audit Committee and the Compensation Committee, are all “independent directors” within the meaning of Rule 5605 of the NASDAQ Listing Rules.

Our general legal counsel is the son of the former senior chairman of the Board of Directors. As legal counsel to the Board and the Compensation Committee, he currently is paid a fee of $2,480 for each meeting attended. Total fees paid under this arrangement for fiscal year 2020 were approximately $24,600. Legal services are performed on our behalf and billed by a firm in which he is a partner. Total fees billed under this arrangement for fiscal year 2020 were approximately $292,700.

Former director Allan Bridgford Jr., son of the former senior chairman of the Board of Directors, is providing consulting services to the Chicago plant and management. The contract on behalf of the Company with Allan Bridgford Jr. is for consulting services at $1,200 per day. Total fees billed under this arrangement for fiscal year 2020 were approximately $169,000. As a member of the Board of Directors, he was paid a fee of $2,480 for each meeting attended during fiscal year 2020. Total fees paid under this arrangement for fiscal year 2020 were $22,220. Under an arrangement with Allan Bridgford Jr., we accrued approximately $279,400 of profit sharing based on fiscal year 2020 profitability to be paid out in three installments equally over the next three years.

Director Keith Ross currently provides real estate consulting services to the Board and management. He was paid a fee of $2,480 for each Board meeting attended and was paid an aggregate of $24,600 for meetings attended during fiscal year 2020. Fees of approximately $37,780 were paid during fiscal year 2020 for consulting services.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended October 30, 2020 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. The following documents are filed as a part of this Report:

(2) Financial Statement Schedules

Not applicable for a smaller reporting company.

(3) Exhibits

(a) The exhibits below are filed or incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Articles of Incorporation, as amended.	10-K	000-02396	3.4	01/18/19
3.2	Amended and Restated Bylaws.	10-K/A	000-02396	3.7	02/09/18
4.1	Description of Capital Stock of the Registrant	10-K	000-02396	4.1	01/24/20	X
10.1*	Bridgford Foods Corporation Defined Benefit Pension Plan.	10-K	000-02396	10.1	01/18/19
10.2*	Bridgford Foods Corporation Supplemental Executive Retirement Plan.	10-K	000-02396	10.2	01/18/19
10.3*	Bridgford Foods Corporation Deferred Compensation Savings Plan.	10-K	000-02396	10.3	01/18/19
10.4*	Consulting Agreement, dated August 12, 2019, between the Registrant and Allan L. Bridgford Sr.	8-K	000-02396	10.1	08/16/19
10.5	Purchase and Sale Agreement dated March 16, 2020 between Bridgford Foods Processing Company and CRG Acquisition, LLC.	8-K	000-02396	10.1	03/19/20
21.1	Subsidiaries of the Registrant.	10-K	000-02396	21.1	01/24/20	X
24.1	Power of Attorney (included as part of the signature page).					X
31.1	Certification of Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION

By:	/s/ WILLIAM L. BRIDGFORD
William L. Bridgford
Chairman of the Board

Date: January 15, 2021

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

Signature	Title	Date

/s/ WILLIAM L. BRIDGFORD	Chairman of the Board	January 15, 2021
William L. Bridgford	(Principal Executive Officer)

/s/ JOHN V. SIMMONS	President and Director	January 15, 2021
John V. Simmons

Chief Financial Officer, Executive Vice President,
/s/ RAYMOND F. LANCY	Treasurer, Assistant Secretary and Director	January 15, 2021
Raymond F. Lancy	(Principal Financial and Accounting Officer)

/s/ ALLAN L. BRIDGFORD SR.	Director	January 15, 2021
Allan L. Bridgford Sr.

/s/ TODD C. ANDREWS	Director	January 15, 2021
Todd C. Andrews

/s/ D. GREGORY SCOTT	Director	January 15, 2021
D. Gregory Scott

/s/ KEITH A. ROSS	Director	January 15, 2021
Keith A. Ross

/s/ MARY SCHOTT	Director	January 15, 2021
Mary Schott

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Bridgford Foods Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation and its subsidiaries (the Company) as of October 30, 2020 and November 1, 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 30, 2020 and November 1, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2009.

Irvine, California

January 15, 2021

BRIDGFORD FOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

October 30, 2020 and November 1, 2019

(in thousands, except per share amounts)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$4,302	$3,478
Restricted cash	1,125	-
Accounts receivable, less allowance for doubtful accounts of $16 and $31, respectively and promotional allowances of $2,550 and $2,974, respectively	23,818	21,875
Inventories, net	29,296	26,367
Refundable income taxes	9,517	-
Prepaid expenses	692	1,048
Total current assets	68,750	52,768

Property, plant and equipment, net of accumulated depreciation and amortization of $58,686 and $54,015, respectively	73,332	54,346
Other non-current assets	13,201	12,295
Deferred income taxes	-	4,047
Total assets	$155,283	$123,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,502	$7,993
Accrued payroll, advertising and other expenses	5,981	5,480
Income taxes payable	94	90
Current notes payable – equipment (Note 5)	4,430	1,943
Current portion of non-current liabilities	5,196	4,434
Total current liabilities	26,203	19,940

Long-term notes payable – equipment (Note 5)	24,692	11,804
Deferred income taxes	2,338	-
Non-current liabilities	30,804	25,228
Total liabilities	84,037	56,972

Contingencies and commitments (Notes 3, 5 and 6)

Shareholders’ equity:
Preferred stock, without par value; Authorized, - 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; Authorized, - 20,000 shares; issued and outstanding – 9,076	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	79,755	72,432
Accumulated other comprehensive loss	(25,941)	(23,380)
Total shareholders’ equity	71,246	66,484
Total liabilities and shareholders’ equity	$155,283	$123,456

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended October 30, 2020 and November 1, 2019

(in thousands, except share and per share amounts)

	October 30, 2020	November 1, 2019
	(52 Weeks)	(52 Weeks)

Net sales	$197,970	$188,785

Cost of products sold	138,452	127,121

Gross margin	59,518	61,664

Selling, general and administrative expenses	54,446	52,837

(Gain) loss on sale of property, plant and equipment	(58)	290

Income before taxes	5,130	8,537

(Benefit on) provision for income taxes	(2,193)	2,053

Net income	$7,323	$6,484

Basic earnings per share	$0.81	$0.71

Shares used to compute basic earnings per share	9,076,832	9,076,832

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the fiscal years ended October 30, 2020 and November 1, 2019

(in thousands)

	October 30, 2020	November 1, 2019
	(52 Weeks)	(52 Weeks)
Net income	$7,323	$6,484
Other comprehensive loss from defined benefit plans	(3,920)	(6,632)
Other postretirement benefit plans:
Actuarial gain (loss)	556	(790)
Prior service cost	-	(50)
Other comprehensive income (loss) from other postretirement benefit plans, net	556	(840)

Other comprehensive loss, before taxes	(3,364)	(7,472)

Tax benefit on other comprehensive loss	803	1,792

Change in other comprehensive (loss), net of tax	(2,561)	(5,680)

Comprehensive income, net of tax	$4,762	$804

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the fiscal years ended October 30, 2020 and November 1, 2019

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 2, 2018	9,076	$9,134	$8,298	$65,948	$(17,700)	$65,680
Net income				6,484		6,484
Net change in defined benefit plans and other benefit plans, net of tax					(5,680)	(5,680)
Balance, November 1, 2019	9,076	$9,134	$8,298	$72,432	$(23,380)	$66,484
Net income				7,323		7,323
Net change in defined benefit plans and other benefit plans, net of tax					(2,561)	(2,561)
Balance, October 30, 2020	9,076	$9,134	$8,298	$79,755	$(25,941)	$71,246

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended October 30, 2020 and November 1, 2019

(in thousands)

	October 30, 2020	November 1, 2019
	(52 Weeks)	(52 Weeks)

Cash flows from operating activities:
Net income	$7,323	$6,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,514	4,153
(Recovery of) provision for losses on accounts receivable	(8)	44
Reduction in promotional allowances	(423)	(852)
(Gain) loss on sale of property, plant and equipment	(58)	290
Deferred income taxes, net	6,385	1,889
Changes in operating assets and liabilities:
Accounts receivable	(1,512)	(774)
Inventories	(2,929)	(2,954)
Prepaid expenses	(75)	283
Refundable income taxes	(9,086)	-
Other non-current assets	(102)	(663)
Accounts payable	2,509	338
Accrued payroll, advertising and other expenses	501	903
Income taxes payable	4	(65)
Current portion of non-current liabilities	(412)	(1,643)
Non-current liabilities	2,286	(184)
Net cash provided by operating activities	9,917	7,249
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	39	61
Proceeds from sale of assets in escrow	1,125	-
Additions to property, plant and equipment	(24,482)	(25,739)
Net cash used in investing activities	(23,318)	(25,678)
Cash flows from financing activities:
Payment of capital lease obligations	(24)	(17)
Proceeds from bank borrowings	18,450	17,000
Repayments of bank borrowings	(3,076)	(3,253)
Net cash provided by financing activities	15,350	13,730
Net increase (decrease) in cash and cash equivalents and restricted cash	1,949	(4,699)

Cash and cash equivalents and restricted cash at beginning of year	3,478	8,179
Cash and cash equivalents and restricted cash at end of year	$5,427	$3,478

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$336	$697
Cash paid for interest	$828	403
Transportation equipment financed by lease obligations	$40	473

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share amounts, time periods, ratios and percentages)

NOTE 1 - The Company and Summary of Significant Accounting Policies:

Bridgford Foods Corporation was organized in 1952. We originally began operations in 1932 as a retail meat market in San Diego, California and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat, and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. We, including our subsidiaries, are primarily engaged in the manufacturing, marketing and distribution of an extensive line of frozen, refrigerated, and snack food products throughout the United States.

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

Subsequent events

Management has evaluated events subsequent to October 30, 2020 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements. The Company maintains a line of credit with Wells Fargo Bank, N.A. that expires on March 1, 2022. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or LIBOR plus 1.5%. The Company borrowed an additional $2,000 under the line of credit on December 2, 2020.

Effective November 3, 2020, Allan Bridgford Jr. resigned as a member of the Board of Directors of Bridgford Foods Corporation. The resignation was not the result of a disagreement with management regarding operations, policies or practices of the Company. Mr. Bridgford will continue to serve as a consultant to the Company.

As previously reported, on March 16, 2020, Bridgford Food Processing Corporation (“BFPC”), a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “CRG Purchase Agreement”) with CRG Acquisition, LLC (“CRG”), pursuant to which BFPC agreed to sell to CRG, pursuant to the terms and conditions set forth in the CRG Purchase Agreement, a parcel of land including an approximate 156,000 square foot four-story industrial food processing building located at 170 N. Green Street in Chicago, Illinois (the “Property”). The purchase price for the Property is $60,000 subject to a due diligence period and certain closing adjustments and prorations, and is conditioned upon, among other customary closing conditions, CRG receiving zoning and other governmental approvals necessary for the construction and development of a mixed use project on the Property in accordance with certain development plans to be approved by the City of Chicago. The cost basis of the Property was immaterial.

On November 2, 2020, the Company executed a fourth amendment to the CRG Purchase Agreement. Under the original terms and conditions of the CRG Purchase Agreement, the closing of the sale of the Property to CRG would occur on the date that is thirty (30) days after CRG’s receipt of the necessary zoning approvals, but in any event no earlier than October 31, 2020 and no later than March 31, 2021. The first amendment dated as of April 10, 2020 extended the inspection period to June 1, 2020. The second amendment dated as of June 1, 2020 extended the inspection period to July 31, 2020, zoning period to February 1, 2021 and closing date to February 5, 2021. The third amendment dated July 31, 2020 extended the inspection period to October 31, 2020, zoning period to April 30, 2021 and closing date to May 6, 2021. The fourth amendment dated November 2, 2020 further extended the inspection period to February 1, 2021, the zoning period to August 2, 2021 and closing date to August 31, 2021. The escrow account has received $1,350 in earnest money through October 30, 2020. We have received a total of $225 which is non-refundable earnest money and thus not part of restricted cash.

Based on management’s review, no other material subsequent events were identified that require adjustment to the financial statements or additional disclosure.

Accounts Receivable

Accounts receivable are recorded at net realizable value. The value is presented net of allowance for doubtful accounts and promotional incentives. Our accounts receivable consists mainly of trade receivables from customer sales. We evaluate the collectability of our accounts receivable based on several factors. The provision for doubtful accounts receivable is based on historical trends and current collectability risk. Our provision for doubtful accounts was $16 and $31 as of October 30, 2020 and November 1, 2019, respectively.

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

Sales to Wal-Mart® comprised 36.9% of revenues in fiscal year 2020 and 19.8% of total accounts receivable was due from Wal-Mart® as of October 30, 2020. Sales to Wal-Mart® comprised 35.7% of revenues in fiscal year 2019 and 31.9% of total accounts receivable was due from Wal-Mart® as of November 1, 2019. Sales to Dollar General® comprised 13.6% of revenues in fiscal year 2020 and 31.1% of total accounts receivable was due from Dollar General® as of October 30, 2020. Sales to Dollar General® comprised 11.1% of revenues in fiscal year 2019 and 21.7% of total accounts receivable was due from Dollar General® as of November 1, 2019.

COVID-19 pandemic

We have considered the impact of federal, state and local government actions related to the global novel coronavirus pandemic (“COVID-19” or “pandemic”) on our consolidated financial statements. The business disruptions associated with the pandemic had a significant negative impact on our consolidated financial statements for the fifty-two week period ended October 30, 2020. We expect these events to have future business impact, the extent of which is uncertain and largely subject to whether the severity worsens, or the duration of current business shutdowns continue. These impacts could include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. These unknowns may subject the Company to future risks related to long-lived asset impairments, increased reserves for uncollectible accounts, price and availability of ingredients and raw materials used in our products and adjustments to reflect the market value of our inventory.

Business segments

The Company and subsidiaries operate in two business segments - the processing and distribution of frozen foods products, and the processing and distribution of snack food products. See Note 7 for further information.

Fiscal year

We maintain our accounting records on a 52-53-week fiscal basis ending on the Friday closest to October 31. As part of the regular accounting cycle, fiscal years 2020 and 2019 included 52 weeks.

Revenues

The Company recognizes revenue for the sale of the product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment, pickup or delivery to a customer based on terms of the sale. Contracts with customers are typically short-term in nature with completion of a single performance obligation. Product is sold to foodservice, retail, institutional and other distribution channels. Products are delivered to customers primarily through our own long-haul fleet, common carrier or through a Company owned direct store delivery system. These delivery costs, $4,537 and $5,012 for fiscal years 2020 and 2019, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Shipping and handling that occurs after the customer has obtained control of the product is recorded as a fulfillment cost rather than an additional assured service. Costs paid to third party brokers to obtain contracts are recognized as part of selling expenses. Other sundry items in context of the contract are also recognized as selling expense. Any taxes collected on behalf of the government are excluded from net revenue.

We record revenue at the transaction price which is measured as the amount of consideration we anticipate to receive in exchange for providing product to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for fiscal years 2020 and 2019 were $11,418 and $11,105, respectively.

Advertising expenses

Advertising and other promotional expenses are recorded as selling, general and administrative expenses. Advertising expenses for fiscal years 2020 and 2019 were $2,246 and $2,574, respectively.

Cash and cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills. Cash equivalents totaled $4,302 as of October 30, 2020 and $3,478 as of November 1, 2019. All material cash and cash equivalents as of October 30, 2020 were held at Wells Fargo Bank N.A.

Restricted cash

Proceeds from deposits in escrow of $1,125 as of October 30, 2020 relate to the pending sale of a parcel of land including an approximate 156,000 square foot four-story industrial food processing building located at 170 N. Green Street in Chicago, Illinois. Refer to Note 1 – Subsequent Events for more information.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or non-recurring basis for the fiscal years ended October 30, 2020 and November 1, 2019.

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

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Major renewals and improvements are charged to the asset accounts while the cost of maintenance and repairs is charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is credited or charged to income. Depreciation is computed on a straight-line basis over 10 to 20 years for buildings and improvements, 5 to 10 years for machinery and equipment, and 3 to 5 years for transportation equipment. We built a processing plant from the ground up and as such have attributed long useful lives accordingly to these types of assets employed at the new facility in Chicago. The Company incurred interest costs of $879 for fiscal year 2020, all of which was capitalized in relation to the construction of the new facility in Chicago.

Leases

Leases are recognized in accordance with Accounting Standards Update (“ASU”) 2016-02 Leases (ASC 842) which requires a lessee to recognize assets and liabilities with lease terms of more than 12 months. We lease or rent property for such operations as storing inventory, packaging or processing product, equipment and parking vehicles. We analyze our agreements to evaluate whether or not a lease exists by determining what assets exist for which we control usage for a period of time in exchange for consideration. In the event a lease exists, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease. In the case of month-to-month lease or rental agreements with terms of 12 months or less, we made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. The storage units rented for use by our Snack Food Product Segment direct store delivery route system are not costly to relocate, contain no significant leasehold improvements, no degree of integration over leased assets, orders can be fulfilled by another route storage unit interchangeably, no specialized assets exist, market price is paid for storage units and there is no guarantee of debt.

Finance lease assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization. The Company’s leases of long-haul trucks used in its Frozen Food Products Segment qualify as finance leases. Finance lease liabilities are recorded as a separate line item on the consolidated balance sheets reflecting both the current and long-term obligation. The classification as a finance or operating lease determines whether the recognition, measurement and presentation of expenses and cash flows are considered operating or financing.

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

We provide tax accruals for federal, state and local exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these accruals requires judgments about tax issues, potential outcomes and timing. (See Note 4 for further information). Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations.

Stock-based compensation

We measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. We have not issued, awarded, granted or entered into any stock-based payment agreements since April 29, 1999, and no such expense was recognized in fiscal years 2020 and 2019.

Comprehensive income or loss

Comprehensive income or loss consists of net income and additional minimum pension liability adjustments.

Recently issued accounting pronouncements and regulations

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which are either the retrospective approach or cumulative effect adjustment approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted the modified retrospective transition method beginning with the first quarter of fiscal 2019. The adoption did not have a material impact on our consolidated financial statements. For further information please refer to Revenues above. Disaggregated revenue is disclosed in Note 7 - Segment Information.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires a lessee to recognize assets and liabilities with lease terms of more than 12 months. Both capital and operating leases are to be recognized on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019 which is our first quarter of fiscal 2020. We have analyzed all lease transactions during fiscal year 2019 and 2020 to date. The Company elected not to reassess expired contracts or adjust comparative periods. The Company determined that no change to current accounting treatment is warranted for most transactions due to the underlying nature of our leases. In the case of month-to-month lease or rental agreements with terms of 12 months or less, the Company made an accounting policy election to not recognize lease assets and liabilities. The Company performed a detailed analysis and determined that the only indication of a long-term lease was Hogshed Ventures, LLC. The accounting treatment of this lease for warehouse storage included establishing a right-of-use asset and corresponding liability was recorded for Hogshed Ventures, LLC for 40th Street in Chicago during the fourth quarter of fiscal 2020. The application of this pronouncement resulted in additional disclosures detailing our lease arrangements. The Company adopted this guidance during the first quarter of fiscal 2020 and it did not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes – Classification of Certain Cash Receipts and Cash Payments”. The guidance involves eight specific cash flow issues and aims to unify accounting for these transactions. The guidance became effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this guidance during the first quarter of fiscal 2019 and it did not have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits”. The guidance separates service cost from other pension cost components changing the presentation of net periodic benefit cost related to company sponsored defined benefit or other postretirement benefits. The guidance became effective for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted. Additional disclosure reconciling net periodic benefit cost is detailed in Note 3 - Retirement and Other Benefit Plans. The Company adopted this guidance during the first quarter of fiscal 2019 and it did not have a material impact on our consolidated financial statements.

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

NOTE 2 - Composition of Certain Financial Statement Captions:

	2020	2019
Inventories, net:
Meat, ingredients and supplies	$6,439	$5,283
Work in process	1,860	1,562
Finished goods	20,997	19,522
	$29,296	$26,367
Property, plant and equipment, net:
Land	$3,908	$3,908
Buildings and improvements	27,518	21,044
Machinery and equipment	88,785	60,617
Capital leased trucks	513	473
Transportation equipment	8,846	8,391
Right of use assets	1,090	-
Construction in process	1,358	13,928
	132,018	108,361
Accumulated depreciation and amortization	(58,686)	(54,015)
	$73,332	$54,346

Other non-current assets:
Cash surrender value benefits	$13,195	$12,289
Other	6	6
	$13,201	$12,295
Accrued payroll, advertising and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$4,287	$4,063
Accrued advertising and broker commissions	863	648
Property taxes	566	520
Other	265	249
	$5,981	$5,480

Current portion of non-current liabilities (Notes 3 and 6):
Defined benefit retirement plan	$-	$-
Executive retirement plans	163	10
Incentive compensation	3,074	4,264
Capital lease obligation	144	95
Escrow and customer deposits	1,360	10
Right-of-use leases	372	-
Postretirement healthcare benefits	83	55
	$5,196	$4,434

Non-current liabilities (Note 3):
Defined benefit retirement plan	$18,678	$14,130
Executive retirement plans	6,380	6,418
Incentive compensation	2,996	3,655
Capital lease obligation	289	360
Right-of-use leases	719	-
Deferred payroll taxes	1,103	-
Postretirement healthcare benefits	639	665
	$30,804	$25,228

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

Net pension cost consisted of the following:

	October 30, 2020	November 1, 2019
	(52 Weeks)	(52 Weeks)
Service cost	$127	$103
Interest cost	2,025	2,396
Expected return on plan assets	(3,688)	(3,414)
Amortization of unrecognized loss	2,163	1,236
Net pension cost	$627	$321

Net pension costs and benefit obligations are determined using assumptions as of the beginning of each fiscal year.

Weighted average assumptions for each fiscal year are as follows:

	2020	2019
Discount rate	2.45%	3.00%
Rate of increase in salary levels	N/A	N/A
Expected return on plan assets	7.00%	7.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	October 30, 2020	November 1, 2019
	(52 Weeks)	(52 Weeks)
Change in plan assets:
Fair value of plan assets - beginning of year	$53,892	$49,434
Employer contributions	-	875
Actual return on plan assets	2,189	5,402
Benefits paid	(1,965)	(1,819)
Fair value of plan assets - end of year	$54,116	$53,892
Change in benefit obligations:
Benefit obligations - beginning of year	$68,022	$57,487
Service cost	127	103
Interest cost	2,025	2,396
Actuarial gain (loss)	4,585	9,856
Benefits paid	(1,965)	(1,820)
Benefit obligations - end of year	72,794	68,022
Funded status of the plans	(19,965)	(14,130)
Unrecognized prior service costs	-	-
Unrecognized net actuarial loss	27,373	23,453
Net amount recognized	$7,408	$9,323

We perform an internal rate of return analysis when making the discount rate selection. The discount rates were based on FTSE Pension Liability Index (formerly Citibank) as of October 31, 2020 and November 1, 2019, respectively.

Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. No expected employer contribution to the plans in fiscal year 2021 is planned.

For fiscal year 2020, our actuary updated mortality tables from the RP-2014 Total Dataset Mortality Table with Scaling to Pri-2012 Total Dataset Mortality Table with MP-2020 Scaling. The expected rate of return on plan assets remained the same at 7.00% effective for fiscal years 2020 and 2019, respectively.

The actual and target allocation for plan assets are as follows:

Asset Class	2020	Target Asset Allocation	2019	Target Asset Allocation
Large Cap Equities	21.5%	22.0%	21.8%	22.0%
Mid Cap Equities	0.0%	0.0%	0.0%	0.0%
Small Cap Equities	13.5%	12.0%	13.8%	12.0%
International (equities only)	25.7%	26.0%	25.2%	26.0%
Fixed Income	37.5%	39.0%	37.6%	39.0%
Cash	1.8%	1.0%	1.6%	1.0%
Total	100.0%	100.0%	100.0%	100.0%

The fair value of our pension plan assets as of October 30, 2020 and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	2020
	Level 1	Level 2	Level 3	Total

Total plan assets	$54,116	-	-	$54,116

Expected payments for the pension benefits are as follows:

Fiscal Years	Pension Benefits
2021	$2,627
2022	$2,770
2023	$2,936
2024	$3,091
2025	$3,303
2026-2030	$17,625

Executive Retirement Plans

Non-Qualified Deferred Compensation

Effective January 1, 1991, we adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. We contribute an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination or attainment of retirement age. No benefit expense was recorded under this plan for fiscal years 2020 and 2019.

Supplemental Executive Retirement Plan

Retirement benefits otherwise available to certain key executives under the Primary Benefit Plan have been limited by the effects of the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) and the Tax Reform Act of 1986 (“TRA”). To offset the loss of retirement benefits associated with TEFRA and TRA, the Company has adopted a non-qualified “makeup” benefit plan (the “Supplemental Executive Retirement Plan”). Benefits will be provided under the Supplemental Executive Retirement Plan in an amount equal to 60% of each participant’s final average earnings minus any pension benefits and primary insurance amounts available to them under Social Security. However, in all cases the benefits are capped at $120,000 per year for Allan L. Bridgford. Benefits provided under this plan for William L. Bridgford and Raymond F. Lancy are calculated at 50% of final average earnings, capped at $200,000 per year, without offsets for other pension or Social Security benefits.

Benefits payable related to these plans and included in the accompanying consolidated financial statements were $6,544 and $6,428 as of October 30, 2020 and November 1, 2019, respectively. In connection with these arrangements we are the beneficiary of life insurance policies on the lives of certain key employees and retirees. The aggregate cash surrender value of these policies, included in non-current assets, was $13,195 and $12,289 as of October 30, 2020 and November 1, 2019, respectively.

Expected payments for executive postretirement benefits are as follows:

Fiscal Years	Executive Postretirement Benefits
2021	$499
2022	$533
2023	$533
2024	$533
2025	$533
2026-2030	$2,642

Incentive Compensation Plan for Certain Key Executives

We provide an incentive compensation plan for certain key executives, which is based upon our pretax income. The payment of these amounts is generally deferred over three or five-year periods. The total amount payable related to this arrangement was $6,070 and $7,919 as of October 30, 2020 and November 1, 2019, respectively. Future payments are approximately $3,074, $1,996, $877, $87 and $36 for fiscal years 2021 through 2025, respectively.

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

Net periodic postretirement healthcare cost (benefit) consisted of the following:

	October 30, 2020	November 1, 2019
	(52 Weeks)	(52 Weeks)
Service cost	$3	$9
Interest cost	16	22
Amortization of prior service cost	-	(44)
Amortization of actuarial gain	-	(7)
Net periodic postretirement healthcare cost (benefit)	$19	$(20)

Weighted average assumptions for the fiscal years ended October 30, 2020 and November 1, 2019 are as follows:

	2020	2019
Discount rate	2.43%	2.92%
Medical trend rate next year	8.00%	7.50%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2026	2025

The table below shows the estimated effect of a 1% increase in healthcare cost trend rate on the following:

	2020	2019
Interest cost plus service cost	$2	$3
Accumulated postretirement healthcare obligation	$59	$64

The table below shows the estimated effect of a 1% decrease in healthcare cost trend rate on the following:

	2020	2019
Interest cost plus service cost	$(2)	$(3)
Accumulated postretirement healthcare obligation	$(50)	$(53)

The healthcare obligation and funded status of this plan as of the fiscal years ended are as follows:

	2020	2019
Change in accumulated postretirement healthcare obligation:
Healthcare obligation - beginning of year	$586	$517
Service cost	3	9
Interest cost	16	22
Actuarial gain	(8)	44
Benefits paid	(9)	(6)
Healthcare obligation – end of year	$588	$586

Funded status of the plans	588	586
Unrecognized prior service costs	-	-
Unrecognized net actuarial gain	(66)	(58)
Unrecognized amounts recorded in other comprehensive income	66	58
Postretirement healthcare liability	$588	$586

Expected payments for the postretirement benefits are as follows:

Fiscal Years	Postretirement Healthcare Benefits
2021	$66
2022	$46
2023	$21
2024	$22
2025-2029	$108

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

During the fiscal year ended November 3, 2006, we implemented a qualified 401(K) retirement plan (the “401K Plan”) for our sales, administrative, supervisory and certain other employees. During fiscal years 2020 and 2019, we made total employer contributions to the 401K Plan in the amounts of $754 and $722, respectively.

NOTE 4 - Income Taxes:

The benefit on or provision for income taxes includes the following:

	October 30, 2020	November 1, 2019
	(52 Weeks)	(52 Weeks)
Current:
Federal	$(9,517)	$(177)
State	135	342
	(9,382)	165
Deferred:
Federal	7,097	1,667
State	92	221
	7,189	1,888
	$(2,193)	$2,053

The total tax (benefit) provision differs from the expected amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	October 30, 2020	November 1, 2019
	(52 Weeks)	(52 Weeks)
Provision for federal income taxes at the applicable statutory rate	$1,052	$1,790
Increase in provision resulting from state income taxes, net of federal income tax benefit	179	445
Change in federal rate – NOL carryback	(2,868)	-
Research and development tax credit	(358)	-
Non-taxable life insurance gain	(190)	(140)
Other, net	(8)	(42)
	$(2,193)	$2,053

Deferred income taxes result from differences in the bases of assets and liabilities for tax and accounting purposes.

	2020	2019
Receivables allowance	$4	$8
Returns allowance	70	160
Inventory packaging reserve	33	90
Inventory overhead capitalization	427	394
Employee benefits	525	467
Deferred payroll tax	290	-
Other	120	25
State taxes	(182)	(281)
Incentive compensation	1,387	1,794
Pension and health care benefits	6,752	5,604
Depreciation	(12,944)	(6,310)
Net operating loss carry-forward and credits	1,273	2,173
Valuation allowance established against state NOL	(77)	(77)
Deferred income tax assets, net	$(2,322)	$4,047

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

As of October 30, 2020, the Company did not have any valuation allowance against its federal net deferred tax assets.

Management reevaluated the need for a valuation allowance at the end of fiscal 2020 and 2019 and determined that some of its California net operating loss (“NOL”) may not be utilized. Therefore, a valuation allowance of $77 has been retained for such portion of California NOL.

As of October 30, 2020, the Company had NOL carryforwards of approximately $2,934 for federal and $4,233 for state purposes. The federal loss will be carried forward indefinitely until it can be utilized against future taxable income. The state loss carryforwards will expire at various dates from 2023 through 2040.

As of October 30, 2020, we have provided a liability of $169 for unrecognized tax benefits related to various federal and state income tax matters. None of this liability will reduce our effective income tax rate if the asset is recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

As of November 1, 2019, we have provided a liability of $90 for unrecognized tax benefits related to various federal and state income tax matters. None of this liability will reduce our effective income tax rate if the asset is recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	October 30, 2020	November 1, 2019
	(52 Weeks)	(52 Weeks)

Balance at beginning of year	$90	$155
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	79	(65)
Settlements	-	-

Balance at end of year	$169	$90

We recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of October 30, 2020, we had approximately $21 in accrued interest and penalties which is included as a component of the $169 unrecognized tax benefit noted above.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2017 through 2019.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended 2017 through 2019.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before January 01, 2021. In addition, the CARES Act allows NOLs incurred in taxable years beginning after December 31, 2017 and before January 01, 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of various provisions of the CARES Act, but at present, expects that the NOL carryback provision of the CARES Act would result in a material cash benefit to us. The Company has filed a federal income tax return for tax year 2019 (fiscal year 2020) and carried back a taxable loss of $9,900 to tax years 2014 (fiscal year 2015) and 2015 (fiscal year 2016). Furthermore, the Company estimates additional taxable loss for tax year 2020 (current fiscal year 2021) which can be carried back to remaining taxable income of tax year 2015 (fiscal year 2016) and taxable income of tax years 2016 (fiscal year 2017) and 2018 (fiscal year 2019).

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). Among other significant changes, the Tax Act reduced the corporate federal income tax rate from 35% to 21%. The carryback of NOLs from tax years 2019 and 2020 under the CARES Act to pre- Tax Act years will generate an income tax benefit due to the differential in income tax rates.

Under U.S. GAAP, specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or March 27, 2020, for the CARES Act. Thus, at the date of enactment, in the second quarter, the Company recorded an income tax benefit of $1,100 which represented the impact of the carryback of NOL related to tax year 2019 (fiscal year 2020) which could be estimated with reasonable certainty at that time. The tax benefit on account of the current year NOL carryback is recorded as a component of the annual effective tax rate per guidance provided in ASC Topic 740.

The effective tax rate was -47.2% and 24.0% for fiscal years 2020 and 2019, respectively. The effective tax rate for fiscal year 2020 was impacted by the rate differential on NOL carryback available under the CARES Act discussed in the paragraphs above. In addition, the effective tax rates for fiscal years 2020 and 2019 were impacted by such items as non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

NOTE 5 - Line of Credit and Borrowing Agreement:

The Company maintains a line of credit with Wells Fargo Bank, N.A. that extends through March 1, 2022. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or LIBOR plus 1.5%. We borrowed $2,000 under this line of credit on November 24, 2019 and $2,500 on January 24, 2020 for a combined total of $4,500. We repaid the balance on this line of credit with Wells Fargo Bank, N.A. on May 13, 2020 of $4,500 with the proceeds from the fifth borrowing of $7,200 under the master collateral loan and security agreement with Wells Fargo Bank, N.A. described below. The line of credit contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, a minimum net income after tax and total capital expenditures less than $7,500. The Company was in compliance with all covenants as of October 30, 2020. Subsequent to October 30, 2020, we borrowed $2,000 under the line of credit on December 2, 2020.

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing. Pursuant to the Wells Fargo Loan Agreement, we borrowed the following amounts.

Type and Number (1)	Date Funds Received	Rate	Amount	Payment Amount and Date
Equipment Loan No. 01	12/26/18	4.13%	$7,500	$103	01/31/19
Equipment Loan No. 02	04/23/19	3.98%	7,500	102	05/31/19
Equipment Loan No. 03	12/23/19	3.70%	3,750	54	02/03/20
Equipment Loan No. 04	03/06/20	3.29%	7,500	100	03/13/20
Equipment Loan No. 05	04/17/20	3.68%	7,200	97	05/15/20
Total			$33,450	$456

(1)	Term: 7 years for 84 installment payments.

	October 30, 2020	November 1, 2019
Secured equipment notes payable to Wells Fargo Bank, N.A. collateralized by equipment for the new Chicago processing facility.	$29,122	$13,747
Less current portion of notes payable	(4,430)	(1,943)
Total long-term notes payable	$24,692	$11,804

The Wells Fargo Loan Agreement as amended, contains various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than 1.0 to 1.0 at each fiscal quarter end, and
●	Fixed Charge Coverage Ratio not less than 1.25 to 1.0 as of each fiscal quarter end, determined on a trailing 4-quarter basis.

Aggregate contractual maturities of debt in future fiscal years are as follows:

Fiscal Years	Debt Payable
2021	$4,429
2022	$4,599
2023	$4,775
2024	$4,958
2025	$5,148
2026-2027	$5,213

The Company was in compliance with all covenants under the Wells Fargo Loan Agreement as of October 30, 2020.

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

The Company leases three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks expire in 2025. Amortization of equipment under capital lease was $71 in 2020. The Company leased one long-haul truck for $40 received during fiscal year 2020, and that lease term is two years.

The Company performed a detailed analysis and determined that the only indication of a long-term lease was Hogshed Ventures, LLC. A right-of-use asset and corresponding liability for warehouse storage space was recorded for $1,091 for Hogshed Ventures, LLC for 40th Street as of October 30, 2020. We lease this space under a non-cancelable operating lease. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further this lease does not contain contingent rent provisions. This lease terminates on June 30, 2023. This lease includes both lease (e.g., fixed rent) and non-lease components (e.g., real estate taxes, insurance, common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are included in the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset.

This lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 1.6%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

The following is a schedule by years of future minimum lease payments for transportation leases and right-of-use assets:

Fiscal Year	Financing Obligations
2022	$504
2023	550
2024	405
2025	102
2026	59
Later Years	-
Total minimum lease payments(a)	$1,620
Less: Amount representing executory costs	(82)
Less: Amount representing interest(b)	(14)
Present value of future minimum lease payments(c)	$1,524

(a) Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.

(b) Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

(c) Reflected in Note 2, as current and noncurrent obligations under capital leases of $144 and $289, respectively and right-of-use assets of $372 and $719, respectively.

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

The following segment information is for the fiscal years ended October 30, 2020 (52 weeks) and November 1, 2019 (52 weeks):

Segment Information
2020	Frozen Food Products	Snack Food Products	Other	Totals
Net sales	$41,241	$156,729	$-	$197,970
Cost of products sold	27,687	110,765	-	138,452
Gross margin	13,554	45,964	-	59,518
SG&A	12,566	41,880	-	54,446
(Gain) on sale of property, plant and equipment	-	(58)	-	(58)
Income before taxes	$988	$4,142	$-	$5,130

Total assets	$11,490	$115,657	$28,136	$155,283
Additions to PP&E	$284	$24,198	$-	$24,482

Segment Information
2019	Frozen Food Products	Snack Food Products	Other	Totals
Net sales	$51,234	$137,551	$-	$188,785
Cost of products sold	33,444	93,677	-	127,121
Gross margin	17,790	43,874	-	61,664
SG&A	14,867	37,970	-	52,837
(Gain) loss on sale of property, plant and equipment	(4)	294	-	290
Income before taxes	$2,927	$5,610	$-	$8,537

Total assets	$12,198	$90,221	$21,037	$123,456
Additions to PP&E	$654	$25,085	$-	$25,739

The following information further disaggregates our sales to customers by major distribution channel and customer type for the fiscal years ended October 30, 2020 and November 1, 2019, respectively.

2020 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$117,386	$-	$117,386
Direct customer warehouse	39,343	-	39,343
Total Snack Food Products	156,729	-	156,729

Distributors	9,639	31,602	41,241
Total Frozen Food Products	9,639	31,602	41,241

Total Net Sales	$166,368	$31,602	$197,970

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

