Form 10-K/A
period 2020-10-30
BRIDGFORD FOODS CORP
filed 2021-03-01
CIK 14177

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

EXPLANATORY NOTE

On January 15, 2021, Bridgford Foods Corporation (the “Company”) filed its Annual Report on Form 10-K for the year ended October 30, 2020 (the “Form 10-K”), with the Securities and Exchange Commission (the “SEC”). Because the Company has determined that it will not file its definitive proxy statement within 120 days following the last day of its last fiscal year, the Company is providing Items 10, 11, 12, 13 and 14 of Part III in this Form 10-K/A filing. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.

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

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s Form 10-K and the Company’s other filings with the SEC. Capitalized terms used herein, but not defined, shall have the meaning ascribed in the Company’s Form 10-K..

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

The following table and biographical summaries set forth, with respect to each director, his or her age, his or her principal occupation and the year in which he or she first became a director of the Company. The directors of the Company are elected annually to serve until the next annual meeting of the shareholders or until their respective successors are elected and duly qualified.

Name	Age	Principal Occupation	Year First Became Director
William L. Bridgford	66	Chairman of the Board and Member of the Executive Committee of the Company (1)(4)	2004
Allan L. Bridgford, Sr.	85	Vice President and Chairman of the Executive Committee of the Company (1)(4)	1952
Todd C. Andrews	55	Vice President and Controller of Public Storage (2)(3)(4)	2004
Raymond F. Lancy	67	Chief Financial Officer, Vice President, Treasurer and Member of the Executive Committee of the Company (4)	2013
Keith A. Ross	58	President of KR6, Inc. and Real Estate Consultant (4)	2016
Mary Schott	59	Chief Financial Officer of CSuite Financial Partners (2)(3)(4)	2019
D. Gregory Scott	64	Managing Director of Peak Holdings, LLC (2)(3)(4)	2006
John V. Simmons	65	President and Member of the Executive Committee of the Company (4)	2011

(1)	William L. Bridgford is the nephew of Allan L. Bridgford, Sr.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.
(4)	Member of the Nominating Committee.

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

Allan L. Bridgford, Sr.

Allan L. Bridgford, Sr. has served as Vice President and Chairman of the Executive Committee since 2011. Mr. Bridgford retired from the Board in October 2011 and was reappointed to the Board in August 2019. He previously served as Senior Chairman of the Board from March of 2006 to October of 2011. From March of 1995 through March of 2006, Mr. Bridgford served as Chairman of the Board. He has been an employee of the Company since 1957, and reduced his work schedule to 80% in March of 2000, 60% in March of 2005 and 50% in November 2014. Mr. Bridgford’s base compensation was reduced by the same percentage as his regular work schedule reduction. Mr. Bridgford has also served as a member of the Executive Committee since 1972. He is a graduate of Stanford University with a degree in Economics.

Mr. Bridgford is one of the principal owners of Bridgford Industries Inc., the Company’s majority shareholder. He has extensive knowledge of the Company’s business and experience in the food industry developed during his long tenure with the Company. The Board believes he is qualified to serve as a director based on these experiences as well as his other valuable attributes and skills.

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

Todd C. Andrews

Todd C. Andrews is a Certified Public Accountant (inactive) and presently serves as Senior Vice President and Controller of Public Storage, a member of the S&P 500, headquartered in Glendale, California. Mr. Andrews has been employed by Public Storage since 1997. Mr. Andrews graduated cum laude with a Bachelor of Science degree in Business Administration with an emphasis in accounting and finance from California State University, Northridge, and received an Elijah Watt Sells award with high distinction on the November 1988 CPA exam.

Mr. Andrews has over 30 years of experience with responsibilities including financial reporting, strategic financial planning and analysis, capital markets, treasury operations, SEC reporting, Sarbanes Oxley internal controls and procedures, operational analysis, operational control design, real estate acquisition and development underwriting, and system design and implementation. In addition, Mr. Andrews brings a diverse set of perspectives to the Board from serving in positions in multiple industries, including public accounting, entertainment, retail, and real estate. The Board believes his skills and extensive experience qualify him to serve as a member of the Board. Mr. Andrews also qualifies as an audit committee financial expert and is financially sophisticated within the meaning of the NASDAQ Listing Rules.

Mary Schott

Mary Schott is currently working for CSuite Financial Partners, a professional services organization, as a contract Chief Financial Officer in the Ecommerce consumer products industry. Previously, she was Chief Financial Officer and Corporate Secretary of California Commerce Club, Inc., a privately held gaming and hospitality company, for which she had served from March 2014 through January 2020. Prior to California Commerce Club, Ms. Schott served as Chief Financial Officer of San Manuel Band of Mission Indians, a sovereign tribal nation, and Chief Accounting Officer of First American Title Insurance Company, a publicly traded financial services company. Ms. Schott holds an EMBA from Claremont Graduate University and a bachelor’s degree in Accounting from Cal Poly Pomona University. She is also a Certified Public Accountant and a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Ms. Schott possesses leadership skills and a vast knowledge base on finance, accounting, strategic planning, risk management as well as decision support for portfolio development, acquisitions, divestures, and establishing governance protocols. The Board believes that these skills and experiences qualify her to serve as a member of the Board. Ms. Schott also qualifies as an audit committee financial expert and has financial sophistication as described in the NASDAQ Listing Rules.

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

Mr. Scott has extensive financial and managerial experience, which the Board believes qualifies him to serve as a member of the Board. Mr. Scott also qualifies as an audit committee financial expert and has financial sophistication as described in the NASDAQ Listing Rules.

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

Keith A. Ross

Keith A. Ross is President of KR6, Inc., a commercial real estate consultant and continues as founder/principal of Centra Realty Corporation (discussed below). From August 2013 to 2018, Mr. Ross served as Executive Vice President of CT Realty, or CTR, a real estate investment, development and management company based in Newport Beach, California. At CTR, Mr. Ross oversaw all development and was responsible for sourcing, evaluating, and closing on all commercial development opportunities. In addition, Mr. Ross served on CTR’s Executive Committee and Investment Committee. CTR was founded in 1994 and together with its affiliates and principals have developed, acquired and managed over $8 billion in industrial and office properties. Prior to joining CTR, from June 2009 to January 2014, Mr. Ross was Founder, President and CEO of Peligroso Spirits which sold to Diageo in London (the world’s largest spirits company). From 2001 to present, Mr. Ross acts as Founder and Principal of Centra Realty Corporation, ranked as one of the most active real estate development companies in Orange County, California, where he oversaw the company’s land acquisitions, capital raises of both equity and debt, architectural design, engineering, construction and sales/leasing efforts.

Mr. Ross began his professional career at the Koll Company and was with Koll for over a decade and served in various roles from project manager to marketing before leading the real estate development efforts of the company in Southern California. He currently serves on the Board of Directors and is a Co-Founder of Miocean, a nonprofit foundation that applies proven business approaches to curb the harmful effects of urban run-off pollution to the Ocean. Mr. Ross attended San Diego State University.

Mr. Ross has extensive real estate acquisition and development experience as well as project management and marketing expertise, which the Board believes qualifies him to serve as a member of the Bridgford Foods Board. In addition to his service on the Board, Mr. Ross continues to provide real estate consulting services to the Company.

Public Company Directorships

None of the directors have been a director of any other public company in the past five years.

Involvement in Certain Legal Proceedings

None of the directors have been involved in any legal events reportable under Item 401(f) of Regulation S-K during the last ten years.

Arrangements or Understandings with Directors

There are no arrangements or understandings pursuant to which any of the directors was or is to be elected to serve as a director or nominee.

Further, none of our directors have arrangements or understandings with any person or entity, other than the Company, relating to compensation or other payments in connection with such director’s service to the Company.

Identification of Executive Officers

Our executive officers are set forth in the table above and include Allan L. Bridgford, Sr., William L. Bridgford, Raymond F. Lancy and John V. Simmons, each of whom also serves as a member of and collectively constitute the Company’s Executive Committee. The Executive Committee acts in the capacity of “Chief Executive Officer” of the Company. For information relating to the age, term of office, periods of service, family relationships and any arrangements or understandings for each executive officer, see the section entitled “Executive Officers of the Registrant” in PART I, ITEM 1 of this Annual Report on Form 10-K. A biographical summary regarding each of our executive officers is set forth above under the caption “Directors.” None of the executive officers have been involved in any legal events reportable under Item 401(f) of Regulation S-K during the last ten years.

Audit Committee

The Audit Committee currently consists of three members, including Ms. Schott (Chairman) and Messrs. Andrews and Scott. The Audit Committee has been established in accordance with the rules and regulations of the SEC and each of the current members of the Audit Committee is an “independent director” as defined in Rule 5605(c)(2) of the NASDAQ Listing Rules. In addition, the Board has determined that each of Messrs. Andrews and Scott, and Ms. Schott qualify as “audit committee financial experts” as such term is used in the rules and regulations of the SEC.

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

Compensation Discussion and Analysis

Compensation Overview

This section provides information regarding the compensation paid to the Company’s “named executive officers” or “NEOs,” all of whom are members of the Executive Committee. The Company has historically been and continues to be principally managed by the Executive Committee. The Executive Committee, as a unit, serves as the Company’s “Chief Executive Officer.” The Executive Committee currently consists of the following four members:

●	Allan L. Bridgford, Sr., Vice President and Chairman of the Executive Committee
●	William L. Bridgford, Chairman of the Board (Principal Executive Officer)
●	John V. Simmons, President
●	Raymond F. Lancy, Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

The Company’s executive compensation program is overseen by the Compensation Committee, which is comprised of certain non-employee members of the Board and, notwithstanding that the Company is a “controlled company” within the meaning of the NASDAQ Listing Rules, each member is independent as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. The basic responsibility of the Compensation Committee is to review the performance of the officers and key employees toward achieving the Company’s strategic goals and to help ensure that the Company is able to attract and retain individuals who can lead the Company to achieve those goals.

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

Role of the Compensation Committee

The compensation of all NEOs and other executive officers is determined by the Compensation Committee. The Compensation Committee met one time during fiscal year 2020. The primary responsibilities of the Compensation Committee include, without limitation, the following:

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

For fiscal year 2020, the Compensation Committee set a base salary of $5,713 per week from $5,520 per week for each Executive Committee member, reduced on a pro-rata basis for any member working less than a full-time schedule. This change represented a 3.3% increase in the base salary compared to fiscal year 2019, which was derived from management’s assessment of the increase in cost of living.

Discretionary Cash Bonuses

The Company’s policy is to make a significant portion of each NEO’s total compensation contingent upon the Company’s financial performance. The Compensation Committee believes that the payment of cash bonuses based on the Company’s financial success allows the Company to offer a competitive total compensation package despite relatively lower base salaries, while aligning a significant portion of executive compensation with the achievement of positive Company financial results. However, while the payment of these cash bonuses to the NEOs is generally correlated with the achievement of positive Company financial results, there are no specific performance targets communicated to the NEOs in advance, and the bonuses are ultimately paid at the discretion of the Compensation Committee after receiving input from the Chairman of the Board. For the fiscal year ended October 30, 2020, discretionary bonuses were awarded to the members of the Company’s Executive Committee as disclosed in detail in the Summary Compensation Table.

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

The Company provides post-retirement healthcare benefits for certain executives and their spouses (who are within fifteen years of age of the employee) who have reached normal retirement age. This coverage is secondary to Medicare. Coverage for spouses continues upon the death of the employee. The maximum benefit under the plan is $100,000 per year per retiree. The combined loss on this plan during fiscal year 2020 was $19,000 for all active and retired participants.

The Company paid life and disability insurance premiums on policies for the Company’s President under which he is the named owner and beneficiary. No further premiums are due on these policies.

Employment Agreements

The Company currently does not have any employment agreements with any of its NEOs. However, on August 12, 2019, the Company entered into a consulting agreement with Allan L. Bridgford, Sr., pursuant to which the Company will engage Mr. Bridgford to provide consulting services to the Company, commencing after his retirement from employment with the Company (including, without limitation, his position as Vice President and Chairman of the Executive Committee of the Company). Under the terms of the consulting agreement, Mr. Bridgford will provide to the Company consulting services, including, but not limited to, business development and strategic partnering, commencing on the date of his retirement and until such agreement is terminated by either party upon at least thirty (30) days’ notice to the other party. Mr. Bridgford will be compensated at a rate of $20,833.33 per month and will be reimbursed for all reasonable out of pocket expenses incurred in rendering such services.

Payments Upon Termination of Employment or Change in Control

The Company currently does not have any severance, change of control or similar agreements with any of its NEOs. Refer to the compensation discussion below for information on pension, deferred compensation, and benefit-related payments payable in the event of a qualifying event such as employment termination, disability, death, or sale/merger/acquisition.

Tax and Accounting Implications

The Compensation Committee is responsible for considering the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which in fiscal year 2020 provided that it could not deduct compensation of more than $1,000,000 that is paid to its executive officers. The Company believes that the compensation paid under the current management incentive programs is fully deductible for federal income tax purposes. In certain situations, the Compensation Committee may approve compensation that will not meet the requirements for deductibility in order to ensure competitive levels of compensation for its executives and to meet its obligations under the terms of various incentive programs. However, the issue of deductibility has not come before the Compensation Committee in recent years and is not expected to be a concern for the foreseeable future.

Summary Compensation Table

The table below provides summary information concerning cash and certain other compensation paid to or accrued for the Company’s NEOs during fiscal years 2020 and 2019, respectively. Each of the NEOs named below were also members of the Executive Committee during the referenced periods, which Committee acts in the capacity of Chief Executive Officer of the Company. See “Compensation Discussion and Analysis” for further discussion of compensation arrangements pursuant to which the amounts listed in the table below were paid or awarded and the criteria for such payment or award.

Name and Principal Position	Year	Base Salary($)(1)	Bonus($)	Stock Awards($)(2)	Option Awards($)(3)	Non-Equity Incentive Plan Compensation($)(4)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings($)(5)	All Other Compensation($)(6)	Total($)
Allan L. Bridgford, Sr.	2020	148,525	97,440	—	—	—	0	8,000	253,965
Vice President	2019	143,507	147,810	—	—	—	36,278	8,000	335,595

William L. Bridgford	2020	297,050	194,877	—	—	—	156,829	19,600	668,356
Chairman of the Board	2019	287,014	295,620	—	—	—	346,911	19,400	948,945

John V. Simmons	2020	297,050	194,877	—	—	—	55,343	19,600	566,870
President	2019	287,014	295,620	—	—	—	127,392	43,776	753,802

Raymond F. Lancy	2020	297,050	194,877	—	—	—	93,052	19,600	604,579
Chief Financial Officer	2019	287,014	295,620	—	—	—	299,731	19,400	901,765

(1)	Fiscal years 2020 and 2019 were each 52 weeks.
(2)	The Company did not grant any stock awards to any of the NEOs during fiscal years 2020 or 2019.
(3)	The Company did not grant any option awards to any of the NEOs during fiscal years 2020 or 2019.
(4)	The Company did not utilize any non-equity incentive plans in order to pay compensation to its NEOs in fiscal years 2019 or 2020. While it is the Company’s policy to provide each of the NEOs with an opportunity to earn cash bonuses that are correlated with the Company’s financial performance, the payment of the bonuses are ultimately subject to the discretion of the Compensation Committee. See “Compensation Discussion and Analysis – Total Compensation for Executive Officers – Discretionary Cash Bonuses.”
(5)	This column includes the aggregate positive change in actuarial present value of each NEO’s accumulated benefit under all defined benefit and supplemental pension plans. In accordance with SEC rules, to the extent the aggregate change in present value of all defined benefit and supplemental pension plans for a particular fiscal year would have been a negative amount, the amount has instead been reported as $0 and the aggregate compensation for the NEO in the “Total” column has not been adjusted to reflect the negative amount. In addition, to the extent that the change in present value of any particular defined benefit or supplemental pension plan for a particular year was a negative amount, the negative amount has not been used to offset the positive change in present value associated with the other applicable defined benefit or supplemental pension plans. The aggregate change in the present value of the non-qualified deferred compensation plan and pension and retirement benefits for the NEOs in fiscal years 2020 and 2019 was as follows: (i) for fiscal year 2020, Allan L. Bridgford, Sr. (-$54,499), William L. Bridgford ($64,770), John V. Simmons ($55,343), and Raymond F. Lancy ($993), and (ii) for fiscal year 2019, Allan L. Bridgford, Sr. ($36,278), William L. Bridgford ($148,846), John V. Simmons ($127,392), and Raymond F. Lancy ($101,666).
(6)	Consists of matching contributions to the Bridgford Foods Retirement Savings 401(k) plan made by the Company on behalf of each of the NEOs, except Allan L. Bridgford, Sr., and an $8,000 payment to offset the negative impacts arising from the cancellation of supplemental executive health benefits. In addition in fiscal year 2019, the amount for Mr. Simmons includes premiums in the amount of $24,376 for life and disability insurance policies issued for the benefit of Mr. Simmons and his designees. No premiums were due or paid in fiscal year 2020.

Narrative to Summary Compensation Table

See “Compensation Discussion and Analysis” for further discussion of compensation arrangements pursuant to which amounts listed under the Summary Compensation Table were paid or awarded and the criteria for such payment or award.

Grants of Plan-Based Awards

There were no stock options, restricted stock, restricted stock units or equity or non-equity-based performance awards granted to the Company’s NEOs during fiscal years 2020 or 2019. The Company’s 1999 Stock Incentive Plan expired by its own terms on April 29, 2009 and no additional stock options or restricted stock may be granted thereunder.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding options or stock awards held by any NEOs as of October 30, 2020.

Option Exercises and Stock Vested

There were no shares acquired upon the exercise of stock options or vesting of stock awards by any NEOs during fiscal years 2020 or 2019.

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

Disability Benefits: A disability benefit is the accrued pension credited to a participant as of the date of disability.

The years of credited service, present value of accumulated plan benefits and payments made during the fiscal year were as follows:

For the Fiscal Year ended October 30, 2020:

Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Fiscal Year
Allan L. Bridgford, Sr.	52	$790,774	$83,991
William L. Bridgford	47	$943,829	$—
John V. Simmons	41	$768,068	$—
Raymond F. Lancy	28	$636,791	$—

(1)	The assumed discount rate used was 2.45% to compute the present value of the accumulated benefit. The Pri-2012 Total Dataset Mortality Table with MP-2020 Scaling was used and an expected return on assets of 7.00% was assumed.

For the Fiscal Year ended November 1, 2019:

Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Fiscal Year
Allan L. Bridgford, Sr.	52	$845,273	$82,750
William L. Bridgford	46	$879,059	$—
John V. Simmons	40	$712,725	$—
Raymond F. Lancy	27	$635,798	$—

(1)	The assumed discount rate used was 3.00% to compute the present value of the accumulated benefit. The SOA RP-2014 Mortality Total Dataset, adjusted to 2006 with Scale MP-2018 was used and an expected return on assets of 7.00% was assumed.

Supplemental Executive Retirement Plan (SERP)

Payment of Retirement Benefit: All retirement, disability and death benefits shall be paid in monthly installments beginning on the commencement date following the participant’s retirement, disability or death and shall continue for a period of fifteen years.

Normal Retirement: Benefits commence upon reaching the “Normal Retirement Date”, which means the date on which the participant has both attained age 65 and completed at least ten years of participation. SERP benefit payments begin at the normal retirement date or later depending on the election of the participant.

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

Disability Benefits: A disability benefit is the vested percentage of SERP benefit credited to a participant as of the date of disability.

The present value of accumulated plan benefits and payments made during the fiscal year were as follows:

For the Fiscal Year ended October 30, 2020:

Name	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
Allan L. Bridgford, Sr.	$—	$—
William L. Bridgford	$2,518,270	$—
John V. Simmons	$—	$—
Raymond F. Lancy	$2,518,270	$—

(1)	A 2.45% discount rate was used to compute the present values.

For the Fiscal Year ended November 1, 2019:

Name	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
Allan L. Bridgford, Sr.	$—	$—
William L. Bridgford	$2,426,211	$—
John V. Simmons	$—	$—
Raymond F. Lancy	$2,426,211	$—

(1)	A 3.00% discount rate was used to compute the present values.

The following table estimates the present value of SERP benefits under different employment termination scenarios as of October 30, 2020:

Name	Present Value of Benefit Upon Voluntary Termination of Employment (1)	Present Value of Benefit if Disabled (1)	Present Value of Benefit Upon Death (1)	Present Value of Benefit Upon Involuntary Termination of Employment due to Sale/Merger/ Acquisition (1)
Allan L. Bridgford, Sr.	$—	$—	$—	$—
William L. Bridgford (2)	$2,518,270	$2,518,270	$2,518,270	$2,518,270
John V. Simmons	$—	$—	$—	$—
Raymond F. Lancy (2)	$2,518,270	$2,518,270	$2,518,270	$2,518,270

(1)	In each scenario above, the benefit amount shown is calculated at October 30, 2020. A 2.45% discount rate was used to compute the present values. In the case of a voluntary termination, the participant shall be entitled to the vested portion of any such early retirement benefit but shall not commence receipt of such early retirement benefit until the commencement date following the date the participant would have attained the early retirement date had the participant remained employed by the Company. Upon a finding that the participant (or, after the participant’s death, a beneficiary) has suffered an unforeseeable emergency, the Committee may at the request of the participant or beneficiary, and subject to compliance with Internal Revenue Code Section 409A, accelerate distribution of benefits under the SERP in the amount reasonably necessary to alleviate such unforeseeable emergency.
(2)	Death benefits for William L. Bridgford and Raymond F. Lancy are paid in the form of a monthly annuity. The actual payment amount for William L. Bridgford and Raymond F. Lancy would be determined using a discount rate similar to the rate required for qualified plans. The rate assumed for these estimates is 2.45%.

The following table estimates future SERP payments under different termination scenarios as of October 30, 2020:

Name	Payment Upon Voluntary Termination of Employment	Payment if Disabled (1)	Death Benefit from Plan (2)	Involuntary Termination of Employment Due to Sale/Merger/ Acquisition
Allan L. Bridgford, Sr.	—	—	—	—

William L. Bridgford	$16,666.67 per month for 180 months beginning on 10/30/20	$16,666.67 per month for 180 months commencing after disability	$16,666.67 per month for 180 months beginning just after death	Lump Sum payment due at termination of $2,518,270
John V. Simmons	—	—	—	—

Raymond F. Lancy	$16,666.67 per month for 180 months beginning on 10/30/20	$16,666.67 per month for 180 months commencing after disability	$16,666.67 per month for 180 months beginning just after death	Lump Sum payment due at termination of $2,518,270

(1)	Disability amount is decreased by any Company paid disability insurance policies, Social Security disability benefits, or other Federal or State disability programs. In the case of a voluntary termination, the participant shall be entitled to the vested portion of any such early retirement benefit but shall not commence receipt of such early retirement benefit until the commencement date following the date the participant would have attained the early retirement date had the participant remained employed by the Company. Upon a finding that the participant (or, after the participant’s death, a beneficiary) has suffered an unforeseeable emergency, the Committee may at the request of the participant or beneficiary, and subject to compliance with Internal Revenue Code Section 409A, accelerate distribution of benefits under the SERP in the amount reasonably necessary to alleviate such unforeseeable emergency.

(2)	Assumes death on October 30, 2020. The discount rate used to calculate the lump sum amount is 2.45%.

See “Compensation Discussion and Analysis – Total Compensation for Executive Officers — Pension and Retirement Benefits” for further discussion of the pension benefits contained in the tables above.

Non-Qualified Deferred Compensation

The table below provides information concerning deferred compensation plan benefits for each NEO during the fiscal year ended October 30, 2020.

Name	Executive Contributions in Fiscal Year	Company Contributions in Fiscal Year	Aggregate Earnings in Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Fiscal Year End
Allan L. Bridgford	$—	$—	$—	$—	$—
William L. Bridgford	$—	$—	$—	$—	$—
John V. Simmons	$—	$—	$—	$—	$—
Raymond F. Lancy	$—	$—	$—	$—	$—

The table below provides information concerning deferred compensation plan benefits for each NEO during the fiscal year ended November 1, 2019.

Name	Executive Contributions in Fiscal Year	Company Contributions in Fiscal Year	Aggregate Earnings in Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Fiscal Year End
Allan L. Bridgford	$—	$—	$—	$—	$—
William L. Bridgford	$—	$—	$—	$—	$—
John V. Simmons	$—	$—	$—	$—	$—
Raymond F. Lancy	$—	$—	$—	$—	$—

The following table estimates the present value of non-qualified deferred compensation benefits under different employment termination scenarios as of October 30, 2020:

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

Director Compensation

The table on the next page summarizes the total compensation paid by the Company to directors who were not employees during fiscal year 2020. Directors who were employees did not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Todd C. Andrews	$24,070	$—	$—	$—	$—	$—		$24,070
Allan L. Bridgford, Jr.	$22,220	$—	$—	$—	$—	$447,406	(1)	$712,124
Keith A. Ross	$24,600	$—	$—	$—	$—	$75,500	(2)	$100,100
D. Gregory Scott	$21,590	$—	$—	$—	$—	$—		$21,590
Mary Schott	$27,100	$—	$—	$—	$—	$—		$27,100

(1)	Effective November 3, 2020, Allan L. Bridgford, Jr. resigned as a member of the Board of Directors. Consists of (i) $168,000 paid and (ii) $279,406 to be paid over 3 years in equal annual installments to Allan L. Bridgford, Jr. for consulting services rendered to the Company. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE for further details.
(2)	Consists of $75,500 paid to Keith A. Ross for consulting services rendered to the Company. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE for further details.

Narrative to Director Compensation Table

The Company uses cash compensation to attract and retain qualified candidates to serve on its Board of Directors. In setting director compensation, the Compensation Committee considers the demands that have been placed and will continue to be placed on the directors and the skill-level required by its directors. In addition, as with the Company’s executive officers, compensation decisions for directors are made in the context of the Company’s focus on controlling costs and increasing profitability.

The directors are not paid an annual retainer for their service on the Board. Instead, each non-employee director was paid $2,380 for each of the first two Board meetings attended during fiscal year 2020 and $2,480 for each subsequent Board meeting attended in fiscal year 2020. Members of the Audit Committee were paid $350 to $550 for each Audit Committee meeting attended in fiscal year 2020 depending on the length of the meeting. Directors were not paid any additional compensation for their service on the Nominating Committee in fiscal year 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of January 15, 2021 by each shareholder known by the Company to be the beneficial owner of more than 5% of the Company’s common stock, by each director and nominee for director, by each executive officer named in the Summary Compensation Table and by all executive officers and directors as a group. The information as to each person or entity has been furnished by such person or group.

Amount and Nature of Shares Beneficially Owned

Name and Address of Beneficial Owner(1)	Sole Voting and Investment Power	Shared Voting and Investment Power(2)	Total Beneficially Owned(3)	Percentage of Outstanding Shares Beneficially Owned(3)
Bridgford Industries Incorporated 1707 Good-Latimer Expressway Dallas, TX 75226	7,156,396	—	7,156,396	78.8%
Allan L. Bridgford, Sr.	155,882	7,156,396	7,312,278	80.6%
Bruce H. Bridgford	—	7,156,396	7,156,396	78.8%
Baron R.H. Bridgford 170 North Green St. Chicago, IL 60607	1,654	7,156,396	7,158,050	78.9%
William L. Bridgford	7,461	7,156,396	7,163,857	78.9%
Allan L. Bridgford, Jr.	20,000	7,156,396	7,176,396	79.1%
Raymond F. Lancy	242	—	242	*
John V. Simmons 1707 Good-Latimer Expressway Dallas, TX 75226	363	—	363	*
Todd C. Andrews	200	—	200	*
D. Gregory Scott	8,550	—	8,550	*
Keith A. Ross	—	—	—	*
Mary Schott	—	—	—	*
All directors and executive officers as a group (8 persons)	7,350,748	7,156,396	7,350,748	81.0%

*	Represents ownership of less than one percent (1%) of the outstanding shares.

(1)	Unless otherwise indicated, the address of such beneficial owner is the Company’s principal executive offices, which are located at 1308 North Patt Street, Anaheim, California 92801.

(2)	Represents shares beneficially owned by Bridgford Industries Incorporated, a Delaware corporation (“BII”) as reported on Amendment No. 1 to Schedule 13D filed with the SEC on February 7, 2017. Other than ownership of these shares, BII does not presently have any significant business or assets. Allan L. Bridgford, Sr. William L. Bridgford, Bruce H. Bridgford, Baron R.H. Bridgford and Allan L. Bridgford, Jr. presently own 18.47%, 7.77%, 9.99%, 9.34% and 4.18%, respectively, of the outstanding voting capital stock of BII. The remaining shares of BII capital stock are owned of record, or beneficially, by 32 additional members of the Bridgford family. The officers of BII jointly vote all of the Company’s shares held by BII.

(3)	Applicable percentage of ownership as of January 15, 2021 is based upon 9,076,832 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares shown as beneficially owned. Except as otherwise indicated, and subject to community property laws where applicable, to the knowledge of the Company the persons listed above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Equity Compensation Plan Information

Not applicable, as we do not have any compensation plans under which our equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

The Company’s general legal counsel is the son of Allan L. Bridgford, Sr. For his legal counsel, he currently is paid a fee of $2,480 for each Board of Directors meeting attended. Total fees paid for attending Board of Directors meetings were $24,600 in fiscal year 2020 and $23,640 in fiscal year 2019. In addition, legal services are performed on behalf of the Company and billed by a firm in which he is a partner. Total fees billed for legal services under this arrangement for each of fiscal years 2020 and 2019 were approximately $293,000 and $75,000, respectively.

Former director Allan L. Bridgford, Jr., son of Allan L. Bridgford, Sr., is providing business consulting services to the Company. The arrangement currently provides for business consulting services at $1,200 per day. Total fees billed under this arrangement were approximately $168,000 in fiscal year 2020 and $207,000 in fiscal year 2019. In addition, under a separate consulting arrangement for 2019, we accrued approximately $279,000 of profit sharing based on fiscal year 2020 profitability to be paid out in equal installments over the next three years.

Director Keith A. Ross provides real-estate consulting services to the Company. The arrangement currently provides for consulting services at $250 per hour. Total fees paid for consulting services were $75,500 in fiscal year 2020 and zero during fiscal year 2019.

Other than the relationships noted above, the Company is not aware of any related party transactions that would require disclosure as a related party transaction under SEC rules.

Review, Approval or Ratification of Transactions With Related Persons

The Company’s executive officers, directors, nominees for directors and principal shareholders, including their immediate family members and affiliates, are prohibited from entering into related party transactions with the Company that would be reportable under Item 404 of Regulation S-K without the prior approval of its Audit Committee (or other independent committee of the Board of Directors in cases where it is inappropriate for the Audit Committee to review such transaction due to a conflict of interest). Any request for the Company to enter into a transaction with an executive officer, director, or nominee for director, principal shareholder or any of such persons’ immediate family members or affiliates that would be reportable under Item 404 of Regulation S-K must first be presented to the Audit Committee for review, consideration and approval. In approving or rejecting the proposed agreement, the Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including but not limited to, the risks, costs, and benefits to the Company, the terms of the transactions, the availability of other sources for comparable services or products, and, if applicable, the impact on director independence. The Audit Committee shall only approve those agreements that, in light of known circumstances, are in or are not inconsistent with the Company’s best interests, as determined in good faith by the Audit Committee (or other independent committee, as applicable). The requirement for the Audit Committee to review related-party transactions (defined as those transactions required to be disclosed under Item 404 of Regulation S-K) is set forth in the Amended and Restated Audit Committee Charter, which was approved on November 8, 2010.

Director Independence

The Company is considered a “controlled company” within the meaning of Rule 5615(c)(1) of the NASDAQ Listing Rules based on the approximate 80% beneficial ownership of its outstanding common stock by Bridgford Industries Incorporated and are therefore exempted from various NASDAQ Listing Rules pertaining to certain “independence” requirements of its directors. Nevertheless, the Board of Directors has determined that Messrs. Andrews and Scott, and Ms. Schott who together comprise the Audit Committee and the Compensation Committee, are all “independent directors” within the meaning of Rule 5605 of the NASDAQ Listing Rules. Additionally, based on its status as a “controlled company,” the Company is not required to have a Nominating Committee comprised solely of independent directors. Rather, the full Board fulfills the role of Nominating Committee and identifies and screens new candidates for Board membership. Nevertheless, actions of the Board, in its role as Nominating Committee, can be taken only with the affirmative vote of a majority of the independent directors on the Board, as defined by the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 1, 2020, the Company was notified that the audit practice of the Squar Milner LLP (“Squar Milner”), an independent registered public accounting firm, was combined with Baker Tilly US, LLP (“Baker Tilly”) in a transaction pursuant to which Squar Milner combined its operations with Baker Tilly and certain of the professional staff and partners of Squar Milner joined Baker Tilly either as employees or partners of Baker Tilly. On November 1, 2020, Squar Milner resigned as the auditors of the Company and with the approval of the Audit Committee of the Company’s Board of Directors, Baker Tilly was engaged as its independent registered public accounting firm.

Audit Fees

Fees charged by Baker Tilly for the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q for fiscal year 2020 were approximately $179,000. Fees charged by Squar Milner for the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q for fiscal year 2019 were approximately $175,000.

Audit-Related Fees

Audit-related fees typically consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services may include consultations related to the Sarbanes-Oxley Act and consultations concerning financial accounting and reporting standards. There were no audit-related fees billed by Baker Tilly or Squar Milner for fiscal year 2020 or fiscal year 2019.

Tax Fees

Tax fees are comprised of services that include assistance related to state tax compliance services and consultations regarding federal and state research and development tax credits. No fees were billed by Baker Tilly or Squar Milner for tax consulting during fiscal year 2020 or fiscal year 2019.

All Other Fees

All other fees are comprised of fees for initial planning for certification of internal controls over financial reporting. No such fees were billed by Baker Tilly or Squar Milner for fiscal year 2020 or fiscal year 2019.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT ACCOUNTANTS

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. During fiscal years 2020 and 2019, the Audit Committee approved all such services rendered by its independent registered public accountants. For audit services, the independent registered public accountants provide the Audit Committee with an audit plan including proposed fees in advance of the annual audit. The Audit Committee approves the plan and fees for the audit.

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
William L. Bridgford
Chairman of the Board

Date: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM L. BRIDGFORD	Chairman of the Board	March 1, 2021
William L. Bridgford	(Principal Executive Officer)

/s/ RAYMOND F. LANCY	Chief Financial Officer, Executive Vice President,	March 1, 2021
Raymond F. Lancy	Treasurer, Assistant Secretary and Director
(Principal Financial and Accounting Officer)

*	President and Director	March 1, 2021
John V. Simmons

*	Director	March 1, 2021
Allan L. Bridgford, Sr.

*	Director	March 1, 2021
Todd C. Andrews

*	Director	March 1, 2021
D. Gregory Scott

*	Director	March 1, 2021
Keith A. Ross

*	Director	March 1, 2021
Mary Schott

*By:	/s/ WILLIAM L. BRIDGFORD
William L. Bridgford
Attorney-in-Fact

