Form 10-Q
period 2021-01-22
BRIDGFORD FOODS CORP
filed 2021-03-05
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 22, 2021

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

As of March 5, 2021, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Items 1 through 4 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 25

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	January 22, 2021	October 30, 2020
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$7,066	$4,302
Restricted cash	900	1,125
Accounts receivable, less allowance for doubtful accounts of $37 and $16, respectively, and promotional allowances of $3,713 and $2,550, respectively	18,766	23,818
Inventories, net	29,806	29,296
Refundable income taxes	9,265	9,517
Prepaid expenses and other current assets	1,100	692
Total current assets	66,903	68,750

Property, plant and equipment, net of accumulated depreciation and amortization of $59,730 and $58,686, respectively	74,978	73,332
Other non-current assets	14,728	13,201
Total assets	$156,609	$155,283

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$10,703	$10,502
Accrued payroll, advertising, and other expenses	5,388	5,981
Income taxes payable	94	94
Current notes payable - equipment	4,471	4,430
Current portion of non-current liabilities	8,380	5,196
Total current liabilities	29,036	26,203

Long-term notes payable - equipment	23,558	24,692
Non-current liabilities	31,305	33,142
Total liabilities	83,899	84,037

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	81,219	79,755
Accumulated other comprehensive loss	(25,941)	(25,941)
Total shareholders’ equity	72,710	71,246
Total liabilities and shareholders’ equity	$156,609	$155,283

See accompanying notes to condensed consolidated financial statements.

3 of 25

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended
	January 22, 2021	January 24, 2020

Net sales	$54,693	$46,642
Cost of products sold	40,142	31,588

Gross margin	14,551	15,054

Selling, general and administrative expenses	13,976	12,958
(Gain) on sale of property, plant, and equipment	(74)	(13)
Operating income	649	2,109

Other income (expense)
Interest expense	(317)	(63)
Cash surrender value gain	1,525	403
Total other income (expense)	1,208	340

Income before taxes	1,857	2,449
Provision for income taxes	393	590

Net income	$1,464	$1,859

Basic earnings per share	$0.16	$0.20

Shares used to compute basic earnings per share	9,076,832	9,076,832

See accompanying notes to condensed consolidated financial statements.

4 of 25

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended January 22, 2021

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 30, 2020	9,076	$9,134	$8,298	$79,755	$(25,941)	$71,246
Net income	-	-	-	1,464	-	1,464
Balance, January 22, 2021	9,076	$9,134	$8,298	$81,219	$(25,941)	$72,710

See accompanying notes to condensed consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended January 24, 2020

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 1, 2019	9,076	$9,134	$8,298	$72,432	$(23,380)	$66,484
Net income	-	-	-	1,859		1,859
Balance, January 24, 2020	9,076	$9,134	$8,298	$74,291	$(23,380)	$68,343

See accompanying notes to condensed consolidated financial statements.

5 of 25

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	12 weeks ended
	January 22, 2021	January 24, 2020
Cash flows from operating activities:

Net income	$1,464	$1,859

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation	1,486	1,134
Provision for losses on accounts receivable	20	27
Increase (reduction) in promotional allowances	1,163	(776)
Gain on sale of property, plant, and equipment	(74)	(13)

Changes in operating assets and liabilities:

Accounts receivable	3,869	(1,482)
Inventories	(510)	19
Prepaid expenses and other current assets	(408)	(734)
Refundable income taxes	252	-
Other non-current assets	(1,527)	(403)
Accounts payable	201	(857)
Accrued payroll, advertising and other expenses	(593)	(266)
Income taxes payable	-	590
Current portion of non-current liabilities	1,170	(1,608)
Non-current liabilities	(1,720)	(1,479)

Net cash provided by (used in) operating activities	4,793	(3,989)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	90	13
Additions to property, plant and equipment	(3,148)	(6,174)

Net cash used in investing activities	(3,058)	(6,161)

Cash flows from financing activities:
Payment of lease and right of use obligations	(103)	(13)
Proceeds from bank borrowings	2,000	8,250
Repayments of bank borrowings	(1,093)	(319)

Net cash provided by financing activities	804	7,918

Net increase (decrease) in cash and cash equivalents and restricted cash	2,539	(2,232)

Cash and cash equivalents and restricted cash at beginning of period	5,427	3,478

Cash and cash equivalents and restricted cash at end of period	$7,966	$1,246

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$141
Cash paid for interest	$317	$183

See accompanying notes to condensed consolidated financial statements.

6 of 25

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands, except percentages, time periods, share and per share amounts)

Note 1 – Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve weeks ended January 22, 2021 and January 24, 2020 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended October 30, 2020 (the “Annual Report”) and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

We have considered the impact of federal, state, and local government actions related to the global novel coronavirus pandemic (“COVID-19” or “pandemic”) on our condensed consolidated financial statements. The business disruptions associated with the Pandemic had a significant impact on our consolidated condensed financial statements for the twelve-week period ended January 22, 2021. Due to restrictions associated with the pandemic, consumers went out less and consumed more food at home purchasing lower-margin items like groceries from essential stores that remained open during the health crisis. The Company sales increased as a result of strong consumer demand for food items during the twelve-week period ended January 22, 2021. We expect these events to have future business impacts, the extent of which is uncertain and largely subject to whether the severity worsens, or the duration of current business shutdowns continue. These impacts could include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. These unknowns may subject the Company to future risks related to long-lived asset impairments, increased reserves for uncollectible accounts, the price and availability of ingredients and raw materials used in our products, and adjustments to reflect the market value of our inventory.

The October 30, 2020 balance sheet amounts within these interim condensed consolidated financial statements were derived from the audited fiscal year 2020 financial statements included in the Annual Report.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll, advertising and other expenses and notes payable. The carrying amount of these instruments approximate fair market value due to their short-term maturity or market interest rates. As of January 22, 2021, the Company had accounts held with nationally recognized financial institutions in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with regard to its cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

Customer Concentration > 20% of AR or 10% of Sales *

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended January 22, 2021 and January 24, 2020, respectively.

	Wal-Mart (1)		Dollar General
	Sales	AR	Sales	AR
January 22, 2021	36.5%	7.3%	13.7%	24.1%
January 24, 2020	36.4%	34.2%	7.4%	21.3%

* = No other customer accounted for more than 20% of AR or 10% of consolidated sales for the twelve weeks ended January 22, 2021 or the twelve weeks ended January 24, 2020.

(1) = Wal-Mart accounts receivable represented a lower percentage of sales as of January 22, 2021 due to accelerated payments on outstanding accounts receivable.

7 of 25

Revenue recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 606 – Contracts with Customers upon passage of title to the customer, typically upon product pick-up, shipment, or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet, common carrier, or through a Company owned direct store delivery system.

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

Leases

Leases are recognized in accordance with Accounting Standards Update (“ASU”) 2016-02 Leases (ASC 842) which requires a lessee to recognize assets and liabilities with lease terms of more than 12 months. We lease or rent property for such operations as storing inventory, packaging, or processing product, renting equipment and parking vehicles. We analyze our agreements to evaluate whether or not a lease exists by determining what assets exist for which we control for a period of time in exchange for consideration. In the event a lease exists, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease. In the case of month-to-month lease or rental agreements with terms of 12 months or less, we made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. The storage units rented for use by our Snack Food Product segment direct store delivery route system are not costly to relocate, contain no significant leasehold improvements, no degree of integration over leased assets, orders can be fulfilled by another route storage unit interchangeably, no specialized assets exist, market price is paid for storage units and there is no guarantee of debt.

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

Financial statement reclassification

Certain financial statement reclassifications have been recorded in 2020 to conform to the current year presentation of operating income and income before taxes.

Subsequent events

Management has evaluated events subsequent to January 22, 2021 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

As previously reported, on March 16, 2020, Bridgford Food Processing Corporation (“BFPC”), a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement with CRG Acquisition, LLC (“CRG”), pursuant to which BFPC agreed to sell to CRG, pursuant to the terms and conditions set forth in the CRG Purchase Agreement, a parcel of land including an approximate 156,000 square foot four-story industrial food processing building located at 170 N. Green Street in Chicago, Illinois (the “Property”). The purchase price for the Property is $60,000 subject to a due diligence period and certain closing adjustments and prorations, and is conditioned upon, among other customary closing conditions, CRG receiving zoning and other governmental approvals necessary for the construction and development of a mixed-use project on the Property in accordance with certain development plans to be approved by the City of Chicago. The cost basis of the Property was insignificant.

8 of 25

On January 29, 2021, the Company executed the fifth amendment to the CRG Purchase Agreement, dated as of February 1, 2021 of the CRG Purchase Agreement. Under the original terms and conditions of the CRG Purchase Agreement, the closing of the sale of the Property to CRG would occur on the date that is thirty (30) days after CRG’s receipt of the necessary zoning approvals, but in any event no earlier than October 31, 2020 and no later than March 31, 2021. The first amendment dated as of April 10, 2020 extended the inspection period to June 1, 2020. The second amendment dated as of June 1, 2020 extended the inspection period to July 31, 2020, zoning period to February 1, 2021 and closing date to February 5, 2021. The third amendment dated July 31, 2020 further extended the inspection period to October 31, 2020, zoning period to April 30, 2021 and closing date to May 6, 2021. The fourth amendment dated November 2, 2020 further extended the inspection period to February 1, 2021, the zoning period to August 2, 2021 and closing date to August 31, 2021. The fifth amendment dated February 1, 2021 further extended the inspection period to May 1, 2021, the zoning period to November 1, 2021 and closing date to December 1, 2021. The escrow account for the transaction has received $1,350 in earnest money through January 22, 2021. We have received a total of $450 in total which is non-refundable earnest money through January 22, 2021 which is thus not part of restricted cash. An additional $200 of non-refundable earnest money had been received as of March 2, 2021, bringing that total to $650, and the total amount of earnest money deposited in the escrow account since the inception of the CRG Purchase Agreement increased to $1,650 as of February 1, 2021.

On February 15, 2021, our line of credit with Wells Fargo Bank, N.A. was increased to $15,000 with an unused commitment fee of 0.25% of the available loan amount. The amended line of credit expires March 1, 2022. Under the terms of this line of credit, we may borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 1.5%. The Company borrowed $2,000 under this line of credit during the first quarter of fiscal 2021 and had $2,000 borrowings outstanding as of January 22, 2021.1 The line of credit contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio and a fixed charge coverage ratio. The Company was in compliance with all covenants as of January 22, 2021.

Based on Management’s review, no other material events were identified that require adjustment to the financial statements or additional disclosure.

Basic earnings per share

Basic earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or other potentially dilutive convertible securities were outstanding as of January 22, 2021 or January 24, 2020.

Note 2 – Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited)
	January 22, 2021	October 30, 2020
Meat, ingredients, and supplies	$7,430	$6,439
Work in progress	2,025	1,860
Finished goods	20,351	20,997
	$29,806	$29,296

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

The Company performed a detailed analysis and determined that the only indication of a long-term lease was Hogshed Ventures, LLC. A right-of-use asset and corresponding liability for warehouse storage space was recorded for $1,091 for Hogshed Ventures, LLC for 40th Street in Chicago, Illinois as of October 30, 2020. We lease this space under a non-cancelable operating lease. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further this lease does not contain contingent rent provisions. This lease terminates on June 30, 2023. This lease includes both lease (e.g., fixed rent) and non-lease components (e.g., real estate taxes, insurance, common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are included in the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset.

9 of 25

This lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 1.6%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

The following is a schedule by years of future minimum lease payments for transportation leases and right-of-use assets:

Fiscal Year	Financing Obligations
2021	$482
2022	563
2023	292
2024	102
2025	69
Later Years	-
Total Minimum Lease Payments(a)	$1,508
Less: Amount representing executory costs	(76)
Less: Amount representing interest(b)	(13)
Present value of future minimum lease payments(c)	$1,420

(a) Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.

(b) Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

(c) Reflected in Part I. Financial Information Item 1. a. Condensed Consolidated Balance Sheets as current and noncurrent obligations under capital leases of $147 and $272, and right-of-use assets of $382 and $619, respectively as of January 22, 2021.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price with contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for potential price increases if agreed quantities are not purchased within the specified contract period. The contracts are not material. These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period. No significant contracts remained unfulfilled on January 22, 2021. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

10 of 25

Note 4 – Segment Information:

The Company has two reportable operating segments: Frozen Food Products (the processing and distribution of frozen food products) and Snack Food Products (the processing and distribution of meat and other convenience foods).

We evaluate each segment’s performance based on revenues and operating income. Selling, general and administrative (“SG&A”) expenses include corporate accounting, information systems, human resource management and marketing, which are managed at the corporate level. These activities are allocated to each operating segment based on revenues and/or actual usage. Assets managed at the corporate level are not attributable to each operating segment and thus have been included as “other” in the accompanying segment information.

The following segment information is presented for the twelve weeks ended January 22, 2021 and January 24, 2020.

Segment Information
Twelve weeks Ended January 22, 2021	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$9,264	$45,429	$-	$54,693
Cost of products sold	6,440	33,702	-	40,142
Gross margin	2,824	11,727	-	14,551
SG&A	2,809	11,167	-	13,976
Gain on sale of property, plant, and equipment	(33)	(41)	-	(74)
Operating income	48	601	-	649

Total assets	$10,089	$113,810	$32,710	$156,609
Additions to PP&E	$70	$3,078	$-	$3,148

Twelve weeks Ended January 24, 2020	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,354	$35,288	$-	$46,642
Cost of products sold	7,673	23,915	-	31,588
Gross margin	3,681	11,373	-	15,054
SG&A	3,311	9,647	-	12,958
Gain on sale of property, plant, and equipment	-	(13)	-	(13)
Operating income	370	1,739	-	2,109

Total assets	$11,025	$98,334	$20,253	$129,612
Additions to PP&E	$37	$6,137	$-	$6,174

11 of 25

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended January 22, 2021 and January 24, 2020, respectively.

Twelve weeks Ended January 22, 2021

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$35,692	$-	$35,692
Direct customer warehouse	9,737	-	9,737
Total Snack Food Products	45,429	-	45,429

Distributors	2,970	6,294	9,264
Total Frozen Food Products	2,970	6,294	9,264

Totals	$48,399	$6,294	$54,693

Twelve weeks Ended January 24, 2020

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$25,137	$-	$25,137
Direct customer warehouse	10,151	-	10,151
Total Snack Food Products	35,288	-	35,288

Distributors	2,721	8,633	11,354
Total Frozen Food Products	2,721	8,633	11,354

Totals	$38,009	$8,633	$46,642

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.

(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

Note 5 – Income Taxes:

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before January 01, 2021. In addition, the CARES Act allows NOLs incurred in taxable years beginning after December 31, 2017 and before January 01, 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxesThe Company has filed a federal income tax return for tax year 2018 (fiscal year 2019) and carried back a taxable loss of $9,900 to tax years 2013 (fiscal 2014), 2014 (fiscal year 2015) and 2015 (fiscal year 2016). Furthermore, the Company generated taxable loss of $24,505 for tax year 2019 (fiscal year 2020) which can be carried back to remaining taxable income of tax year 2015 (fiscal year 2016) and taxable income of tax years 2016 (fiscal year 2017) and 2018 (fiscal year 2019).

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). Among other significant changes, the Tax Act reduced the corporate federal income tax rate from 35% to 21%. The carryback of NOLs from tax years 2018 and 2019 under the CARES Act to pre- Tax Act years generated an income tax benefit due to the differential in income tax rates which was recorded in fiscal year 2020.

The effective tax rate was 21.2% and 24.1% for the first quarter of fiscal 2021 and 2020, respectively. The effective tax rate for the first quarter of fiscal year 2021 was impacted by such items as non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

As of January 22, 2021, the Company has a federal net operating loss carry forward of approximately $2,818 and $4,233 state net operating loss carry forwards.

12 of 25

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2017 through 2019. We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years 2016 through 2019.

Note 6 – Equipment Notes Payable and Financial Arrangements:

The Company maintains a line of credit with Wells Fargo Bank, N.A. that extends through March 1, 2022. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or LIBOR plus 1.5%. On February 15, 2021, the line of credit was extended to $15,000 with an unused commitment fee of 0.25% of the available loan amount. We borrowed $2,000 under this line of credit on December 2, 2020 which remains outstanding as of January 22, 2021. The line of credit is presented under the current portion of non-current liabilities in the Condensed Consolidated Balance Sheets. The line of credit contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio and a fixed charge coverage ratio. The Company was in compliance with all covenants as of January 22, 2021.

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. Pursuant to the Wells Fargo Loan Agreement, we borrowed the following amounts.

Type and Number (1)	Date Funds Received	Rate	Original Principal Amount	Monthly Principal Payment Amount and Payment Start Date
Equipment Loan No. 01	12/26/18	4.13%	$7,500	$103	01/31/19
Equipment Loan No. 02	04/23/19	3.98%	7,500	102	05/31/19
Equipment Loan No. 03	12/23/19	3.70%	3,750	54	02/03/20
Equipment Loan No. 04	03/06/20	3.29%	7,500	100	03/13/20
Equipment Loan No. 05	04/17/20	3.68%	7,200	97	05/15/20
Total			$33,450	$456

(1)	Term: 7 years for 84 installment payments.

	(unaudited)	(unaudited)
	January 22, 2021	October 30, 2020
Secured equipment notes payable to Wells Fargo Bank, N.A. collateralized by equipment for the new Chicago processing facility.	$28,029	$29,122
Less current portion of notes payable	(4,471)	(4,430)
Total long-term notes payable - equipment	$23,558	$24,692

13 of 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts; statements relating to forecasts of our liquidity position or available cash resources; statements regarding the anticipated impact of the global novel coronavirus (“COVID-19”) pandemic and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of the COVID-19 pandemic; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”). In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended October 30, 2020 (the “Annual Report”) as well as our other filings with the SEC with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

COVID-19

We are monitoring and responding to the evolving nature of state and local government actions related to the global novel coronavirus (“COVID-19”) pandemic and its impact on each of our production plant locations as well as our customer base. We coordinate with our local managers for the primary purpose of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities, and maintaining the liquidity of our business. We continue to experience multiple challenges related to the pandemic. These challenges may increase our operating costs and negatively impact our volumes for at least the remainder of fiscal year 2021.

Operationally, we have faced temporary idling of production facilities to ensure team member safety. As a result, we have experienced lower levels of productivity and higher costs of production. This will likely continue at least for the short term until the effects of the pandemic diminish. Both of our business segments have experienced a shift in demand from foodservice to retail. In our Frozen Food Products segment, the volume increases in retail have not been sufficient to offset the losses in foodservice and as a result, we expect decreased volume for the remainder of fiscal 2021 in this segment. Our Snack Food Products segment has experienced significant volume increases in the short-term. We currently expect that we will remain profitable for the remainder of fiscal 2021 on a consolidated basis, although the combination of commodity costs, operational challenges and volume impacts will likely continue to negatively impact overall earnings.

14 of 25

● Team Members – The health and safety of our team members is our top priority. To protect our team members, we have implemented safety measures recommended by the Centers for Disease Control and Prevention (“CDC”) and the Occupational Safety and Health Administration (“OSHA”) in our facilities and have implemented social distancing, temperature checks of team members, increasing efforts to deep clean and sanitize facilities, the use of protective face coverings in certain environments and making protective face coverings and other protective equipment available to team members. We encourage team members who feel sick to stay at home and provide relaxed attendance policies in some instances. We continue to explore and implement additional ways to promote social distancing in our production facilities by creating additional breakroom space and allowing extra time between shifts to reduce interaction of team members, as well as erecting dividers between workstations or increasing the space between workers on the production floor. We encourage team members to get vaccinated as the phases of the vaccine distribution rollout in various states across the country expand to include food and agriculture.

● Customers and Production – The most significant impact from business shutdowns relates to channel shifts and lower production in our Frozen Food Products segment. We are committed to doing our best to ensure the continuity of our business and the availability of our products to customers. We have seen a shift in demand from our foodservice to our retail sales channels as schools and in-dining restaurants have closed across the country. Our production capabilities, including our large scale and geographic proximities, allow us to adapt some of our facilities to the changing demand by shifting certain amounts of production from foodservice to retail. Not all of our facilities can be modified and as a result we expect a net negative impact on our foodservice volumes for the remainder of fiscal year 2021. In addition, our production facilities are experiencing varying levels of production impacts, including reduced volumes, worker absenteeism and temporary COVID-19-related closures at some of our production facilities. Additionally, we are anticipating the temporary idling of certain production lines that service the foodservice channel as we balance the shifting demand between foodservice and retail sales channels.

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

● Insurance and CARES Act – Although we maintain insurance policies for various risks, we believe most COVID-19 impacts will not be covered by these policies. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments, and expanded income tax net operating loss carryback provisions. While we continue to examine the potential impacts of these actions, we anticipate new regulations related to federal income tax will have a significant impact on our financial statements and cash flow. Late in the second quarter of fiscal 2020 we began implementing the deferral of the employer portion of social security payments and intend to continue this deferral for the duration of its availability which will have a favorable impact on short-term liquidity. The deferral amount as of January 22, 2021 is approximately $1,511.

● Liquidity – Operations provided $4,793 in operating cash flows during the twelve weeks ended January 22, 2021. As of that date we had approximately $37,867 of net working capital, which included availability under our revolving line of credit and $7,066 of cash and cash equivalents. We have $4,094 of current debt on equipment loans. Combined with the cash expected to be generated from the Company’s operations, income tax refunds and deferral of social security taxes, we anticipate that we will maintain sufficient liquidity to operate our business for the remainder of fiscal year 2021 and also complete the major plant expansion in Chicago, Illinois. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of January 31, 2021 was 2.74% as compared to 2.45% as of October 31, 2020. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

15 of 25

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

Customer Concentration > 20% of AR or 10% of Sales *

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended January 22, 2021 and January 24, 2020, respectively.

	Wal-Mart (1)		Dollar General
	Sales	AR	Sales	AR
January 22, 2021	36.5%	7.3%	13.7%	24.1%
January 24, 2020	36.4%	34.2%	7.4%	21.3%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve weeks ended January 22, 2021 or the twelve weeks ended January 24,2020.

(1) = Wal-Mart accounts receivable represented a lower percentage of sales as of January 22, 2021 due to accelerated payments on outstanding accounts receivable.

Revenues are recognized in accordance with ASC 606 – Contracts with Customers upon passage of title to the customer, typically upon product pick-up, shipment, or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through a Company owned direct store delivery system.

We record the cash surrender or contract value for life insurance policies as an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period.

We provide tax reserves for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes, and timing, and is a subjective estimate. Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities, if any, resulting from these reviews. Actual outcomes may differ materially from these estimates.

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

16 of 25

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

Snack Food Products Segment

Our Snack Food Products segment primarily distributes products manufactured by us. All items within this segment are considered similar products and have been aggregated at this level. The dry sausage division includes products such as jerky, meat snacks, sausage, and pepperoni products. Our Snack Food Products segment sells approximately 130 different items through a direct store delivery network serving approximately 17,000 supermarkets, mass merchandise and convenience retail stores located in 49 states. These customers are comprised of large retail chains and smaller “independent” operators.

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

Results of Operations for the Twelve-Weeks Ended January 22, 2021 and January 24, 2020

Net Sales-Consolidated

Net sales increased by $8,051 (17.3%) to $54,693 in the first twelve-week period of the 2021 fiscal year compared to the same twelve-week period in fiscal year 2020. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-2.2	(1,091)
Unit sales volume in pounds	18.7	9,314
Returns activity	0.6	228
Promotional activity	0.2	(400)
Increase in net sales	17.3	8,051

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $2,090 (18.4%) to $9,264 in the first twelve-week period of the 2021 fiscal year compared to the same twelve-week period in fiscal year 2020. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	3.2	410
Unit sales volume in pounds	-22.2	(2,853)
Returns activity	-0.4	(39)
Promotional activity	1.0	392
Decrease in net sales	-18.4	2,090

17 of 25

The decrease in net sales for the twelve-week period ended January 22, 2021 primarily relates to lower unit sales volume partially offset by a higher selling price per pound. The decrease in net sales was primarily driven by a significant decrease in volume to institutional customers partially offset by an increase in selling prices due to changes in product mix. Other institutional Frozen Food Product sales, including sheet dough and rolls, decreased 35% by volume while retail sales volume increased 5%. Demand has shifted from foodservice to retail sales channels as schools and in-dining restaurants have closed across the country in response to the COVID-19 pandemic. Returns activity increased compared to the same twelve-week period in the 2020 fiscal year. Promotional activity was lower as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $10,141 (28.7%) to $45,429 in the first twelve-week period of the 2021 fiscal year compared to the same twelve-week period in fiscal year 2020. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-4.1	(1,501)
Unit sales volume in pounds	32.8	12,167
Returns activity	0.9	266
Promotional activity	-0.9	(791)
Increase in net sales	28.7	10,141

Net sales of Snack Food Products increased due to higher sales through our direct store delivery distribution channel during the first quarter of fiscal year 2021. The weighted average selling price per pound decreased compared to the same twelve-week period in the prior fiscal year due to significant volume increases in high volume, lower margin accounts. Returns activity was lower compared to the same twelve-week period in the 2020 fiscal year. Promotional offers increased due to higher sales to high-volume, high-promotion customers.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $8,554 (27.1%) to $40,142 in the first twelve-week period of the 2021 fiscal year compared to the same twelve-week period in fiscal year 2020. The gross margin decreased from 32.3% to 26.6% during the 2021 period.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	(1,233)	-3.9	64
Snack Food Products Segment	9,787	31.0	1,553
Total	8,554	27.1	1,617

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $1,233 (16.1%) to $6,440 in the first twelve-week period of the 2021 fiscal year compared to the same twelve-week period in fiscal year 2020. Decreased volume and changes in product mix were the primary contributing factors to this decrease. The cost of purchased flour increased approximately $64 in the first twelve-week period of fiscal year 2021 compared to the same twelve-week period in fiscal year 2020. In our Frozen Food Products segment, the volume increases in retail have not been sufficient to offset the losses in foodservice and as a result, decreased volume has resulted in an increase in overhead per case of product.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $9,787 (40.9%) to $33,702 in the first twelve-week period of the 2021 fiscal year compared to the same twelve-week period in fiscal year 2020 due to a substantial increase in sales volume. Meat commodity costs started to rise during the first quarter of the 2021 fiscal year, significantly adding to the increase in cost of products sold. Higher depreciation on processing equipment impacted the cost of products sold. The cost of significant meat commodities increased approximately $1,553 in the first twelve-week period of fiscal year 2021 compared to the same period in fiscal year 2020.

18 of 25

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $1,018 (7.9%) to $13,976 in the first twelve-week period of fiscal year 2021 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	January 22, 2021	January 24, 2020	Increase (Decrease)

Wages and bonus	$6,493	$5,643	$850
Product advertising	2,112	1,955	157
Other SG&A	5,371	5,360	11
Total - SG&A	$13,976	$12,958	$1,018

Higher sales commissions resulted in higher wages and bonus expenses in the first twelve weeks of the 2021 fiscal year compared to the same period in the prior year. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the twelve weeks ended January 22, 2021. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were provisions for higher pension costs, outside consulting fees and outside third party storage.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $502 (15.2%) to $2,809 in the first twelve-week period of fiscal year 2021 compared to the same twelve-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower sales volume.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $1,520 (15.8%) to $11,167 in the first twelve-week period of fiscal year 2021 compared to the same twelve-week period in the prior fiscal year. Most of the increase was due to higher sales volume.

Income Taxes-Consolidated

Income tax for the twelve weeks ended January 22, 2021 and January 24, 2020 was as follows:

	January 22, 2021	January 24, 2020
Provision for income taxes	$393	$590

Effective tax rate	21.2%	24.1%

We recorded a tax provision of $393 for the twelve-week period ended January 22, 2021, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We normally fund our operations from cash balances and cash flow generated from operations. We borrowed $18,450 during the first and second quarters of fiscal year 2020 to purchase specific equipment for our new Chicago processing facility. Additionally, we borrowed $2,000 under our line of credit with Wells Fargo during the first quarter of fiscal year 2021 to fund operations. We may choose to raise additional capital to repay debt or fund operations through options such as the sale of business assets or mortgaging real estate. Our ability to obtain financing will depend upon, among other things, our business plans, performance of operating divisions and economic conditions of capital markets or circumstances related to the COVID-19 global pandemic. Historically, we expect positive operating and cash flows in the first quarter of our fiscal year from the liquidation of inventory and accounts receivable balances related to holiday season sales. Anticipated commodity price trends may affect future cash balances. Certain commodities may be purchased in advance of our immediate needs to lower the ultimate cost of processing.

19 of 25

Cash flows from operating activities for the twelve weeks ended:

	January 22, 2021	January 24, 2020
Net income	$1,464	$1,859

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,486	1,134
Provision for losses on accounts receivable	20	27
Increase (reduction) in promotional allowances	1,163	(776)
Gain on sale of property, plant and equipment	(74)	(13)
Changes in operating working capital	734	(6,220)
Net cash provided (used in) by operating activities	$4,793	$(3,989)

For the twelve weeks ended January 22, 2021, net cash provided by operating activities was $4,793, $8,782 more cash provided than during the same period in fiscal year 2020. The net increase in cash provided by operating activities primarily relates to a decrease in accounts receivable of $3,869 and net income of $1,464 partially offset by an increase in other non-current assets of $1,527 and an increase in non-current liabilities of $1,719. During the twelve-week period ended January 22, 2021, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 47 days for the twelve-week period ended January 22, 2021. The cash conversion cycle was 72 days for the twelve-week period ended January 24, 2020. The decrease in the cash conversion cycle was due to accelerated payments on outstanding accounts receivable from Wal-Mart for approximately $9.6 million.

For the twelve weeks ended January 24, 2020, net cash used in operating activities was $3,989 primarily related to payouts on profit sharing agreements, an increase in accounts receivable of $1,482, higher non-current liabilities of $1,479 and payments for estimated income taxes of $141. During the twelve-week period ended January 24, 2020 we did not contribute towards our defined benefit pension plan.

Cash flows from investing activities for the twelve weeks ended:

	January 22, 2021	January 24, 2020
Proceeds from sale of property, plant, and equipment	$90	$13
Proceeds from sale of assets in escrow	-	-
Additions to property, plant, and equipment	(3,148)	(6,174)
Net cash used in investing activities	$(3,058)	$(6,161)

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

The table below highlights additions to property, plant and equipment for the twelve weeks ended:

	January 22, 2021	January 24, 2020
Changes in projects in process	$2,227	$3,424
Building improvements	8	756
Direct store delivery and sales vehicles	465	289
Packaging lines	-	250
Processing equipment	377	789
Furniture and fixtures	71	120
Communication systems	-	96
Quality control	-	24
Temperature control	-	426
Additions to property, plant, and equipment	$3,148	$6,174

20 of 25

Cash flows from financing activities for the twelve weeks ended:

	January 22, 2021	January 24, 2020
Payment of lease and right of use obligations	$(103)	$(13)
Proceeds from bank borrowings	2,000	8,250
Repayments of bank borrowings	(1,092)	(319)
Net cash provided by financing activities	$804	$7,918

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of January 22, 2021, 120,113 shares were authorized for repurchase under the program.

The Company maintains a line of credit with Wells Fargo Bank, N.A. that extends through March 1, 2022. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or LIBOR plus 1.5%. On February 15, 2021, the line of credit was extended to $15,000 with an unused commitment fee of 0.25% of the available loan amount. We borrowed $2,000 under this line of credit on December 2, 2020 which remains outstanding as of January 22, 2021. The line of credit is presented under the current portion of non-current liabilities in the Condensed Consolidated Balance Sheets. The line of credit contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio and a fixed charge coverage ratio.

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. Pursuant to the Wells Fargo Loan Agreements, we borrowed the following amounts.

Type and Number (1)	Date Funds Received	Rate	Original Principal Amount	Monthly Principal Payment Amount and Payment Start Date
Equipment Loan No. 01	12/26/18	4.13%	$7,500	$103	01/31/19
Equipment Loan No. 02	04/23/19	3.98%	7,500	102	05/31/19
Equipment Loan No. 03	12/23/19	3.70%	3,750	54	02/03/20
Equipment Loan No. 04	03/06/20	3.29%	7,500	100	03/13/20
Equipment Loan No. 05	04/17/20	3.68%	7,200	97	05/15/20
Total			$33,450	$456

(1)	Term: 7 years for 84 installment payments.

The Company was in compliance with all covenants under the Wells Fargo Loan Agreements as of January 22, 2021.

The impact of inflation on the Company’s financial position and results of operations has not been significant. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for the remainder of fiscal year 2021.

Recently issued accounting pronouncements and regulations

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

21 of 25

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

22 of 25

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 22, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report should be considered with the information provided elsewhere in this Report, which could materially adversely affect our business, financial condition or results of operations. Except as set forth below, there have been no material changes to the risk factors as previously disclosed in the Annual Report.

We have considered the impact of federal, state, and local government actions related to the global novel coronavirus pandemic (“COVID-19” or “pandemic”) on our consolidated condensed financial statements. These business disruptions had a significant impact on our consolidated condensed financial statements for the 12 weeks ended January 22, 2021. We expect these events to have future business impacts, the extent of which is uncertain and largely subject to whether the severity worsens, or the duration of current business shutdowns continue.

These impacts could include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. These unknowns may subject the company to future risks related to long-lived asset impairments, increased reserves for uncollectible accounts, the price and availability of ingredients and raw materials used in our products and adjustments to reflect the market value of our inventory.

Item 5. Other Information

As previously reported, on March 16, 2020, Bridgford Food Processing Corporation (“BFPC”), a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement with CRG Acquisition, LLC (“CRG”), pursuant to which BFPC agreed to sell to CRG, pursuant to the terms and conditions set forth in the CRG Purchase Agreement, a parcel of land including an approximate 156,000 square foot four-story industrial food processing building located at 170 N. Green Street in Chicago, Illinois (the “Property”). The purchase price for the Property is $60,000 subject to a due diligence period and certain closing adjustments and prorations, and is conditioned upon, among other customary closing conditions, CRG receiving zoning and other governmental approvals necessary for the construction and development of a mixed-use project on the Property in accordance with certain development plans to be approved by the City of Chicago. The cost basis of the Property was insignificant.

On January 29, 2021, the Company executed the fifth amendment dated February 1, 2021 of the CRG Purchase Agreement. Under the original terms and conditions of the CRG Purchase Agreement, the closing of the sale of the Property to CRG would occur on the date that is thirty (30) days after CRG’s receipt of the necessary zoning approvals, but in any event no earlier than October 31, 2020 and no later than March 31, 2021. The first amendment dated as of April 10, 2020 extended the inspection period to June 1, 2020. The second amendment dated as of June 1, 2020 extended the inspection period to July 31, 2020, zoning period to February 1, 2021 and closing date to February 5, 2021. The third amendment dated July 31, 2020 further extended the inspection period to October 31, 2020, zoning period to April 30, 2021 and closing date to May 6, 2021. The fourth amendment dated November 2, 2020 further extended the inspection period to February 1, 2021, the zoning period to August 2, 2021 and closing date to August 31, 2021. The fifth amendment dated February 1, 2021 further extended the inspection period to May 1, 2021, the zoning period to November 1, 2021 and closing date to December 1, 2021. The escrow account for the transaction has received $1,350 in earnest money through January 22, 2021. We have received a total of $450 which is non-refundable earnest money and thus not part of restricted cash. An additional $200 of non-refundable earnest money had been received as of March 2, 2021, bringing that total to $650, and the total amount of earnest money deposited in the escrow account since the inception of the CRG Purchase Agreement increased to $1,650 as of February 1, 2021.

On February 15, 2021, the line of credit with Wells Fargo Bank, N.A. was increased to $15,000 with an unused commitment fee of 0.25% of the available loan amount. The amended line of credit expires March 1, 2022. Under the terms of this line of credit, we may borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 1.5%. The Company borrowed $2,000 under this line of credit during the first quarter of fiscal 2021 and had $2,000 borrowings outstanding as of January 22, 2021. The line of credit contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio and a fixed charge coverage ratio. The Company was in compliance with all covenants as of January 22, 2021.

23 of 25

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

24 of 25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: March 5, 2021	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

25 of 25