Form 10-Q
period 2021-04-16
BRIDGFORD FOODS CORP
filed 2021-05-28
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 16, 2021

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

As of May 28, 2021, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Items 1 through 4 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 27

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	April 16, 2021	October 30, 2020
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$-	$4,302
Restricted cash	900	1,125
Accounts receivable, less allowance for doubtful accounts of $107 and $16, respectively, and promotional allowances of $4,342 and $2,550, respectively	18,481	23,818
Inventories, net	31,106	29,296
Refundable income taxes	9,910	9,517
Prepaid expenses and other current assets	1,086	692
Total current assets	61,483	68,750

Property, plant and equipment, net of accumulated depreciation and amortization of $61,210 and $58,686, respectively	76,045	73,332
Other non-current assets	15,051	13,201
Total assets	$152,579	$155,283

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$10,380	$10,502
Accrued payroll, advertising, and other expenses	5,078	5,981
Income taxes payable	94	94
Current notes payable - equipment	4,513	4,430
Other current liabilities	7,994	5,196
Total current liabilities	28,059	26,203

Long-term notes payable - equipment	22,414	24,692
Other non-current liabilities	31,169	33,142
Total liabilities	81,642	84,037

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	79,446	79,755
Accumulated other comprehensive loss	(25,941)	(25,941)
Total shareholders’ equity	70,937	71,246
Total liabilities and shareholders’ equity	$152,579	$155,283

See accompanying notes to condensed consolidated financial statements.

3 of 27

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended		24 weeks ended
	April 16, 2021	April 17, 2020	April 16, 2021	April 17, 2020

Net sales	$50,477	$42,999	$105,170	$89,641
Cost of products sold	39,890	30,089	80,032	61,677

Gross margin	10,587	12,910	25,138	27,964

Selling, general and administrative expenses	12,906	12,694	26,881	25,653
Gain on sale of property, plant, and equipment	(8)	(4)	(82)	(18)
Operating (loss) income	(2,311)	220	(1,661)	2,329

Other income (expense)
Interest expense	(319)	(63)	(638)	(126)
Cash surrender value gain (loss)	322	(823)	1,848	(420)
Total other income (expense)	3	(886)	1,210	(546)

Income (loss) before taxes	(2,308)	(666)	(451)	1,783
Benefit on income taxes	(535)	(1,093)	(142)	(503)

Net (loss) income	$(1,773)	$427	$(309)	$2,286

Basic (loss) earnings per share	$(0.20)	$0.05	$(0.03)	$0.25

Shares used to compute basic earnings per share	9,076,832	9,076,832	9,076,832	9,076,832

See accompanying notes to condensed consolidated financial statements.

4 of 27

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

24 weeks ended April 17, 2020 and April 16, 2021

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 1, 2019	9,076	$9,134	$8,298	$72,432	$(23,380)	$66,484
Net income	-	-	-	2,286	-	2,286
Balance, April 17, 2020	9,076	$9,134	$8,298	$74,718	$(23,380)	$68,770

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 30, 2020	9,076	$9,134	$8,298	$79,755	$(25,941)	$71,246
Net loss	-	-	-	(309)	-	(309)
Balance, April 16, 2021	9,076	$9,134	$8,298	$79,446	$(25,941)	$70,937

See accompanying notes to condensed consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended April 17, 2020 and April 16, 2021

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, January 24, 2020	9,076	$9,134	$8,298	$74,291	$(23,380)	$68,343
Net income	-	-	-	427		427
Balance, April 17, 2020	9,076	$9,134	$8,298	$74,718	$(23,380)	$68,770

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, January 22, 2021	9,076	$9,134	$8,298	$81,219	$(25,941)	$72,710
Net loss	-	-	-	(1,773)	-	(1,773)
Balance, April 16, 2021	9,076	$9,134	$8,298	$79,446	$(25,941)	$70,937

See accompanying notes to condensed consolidated financial statements.

5 of 27

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	24 weeks ended
	April 16, 2021	April 17, 2020
Cash flows from operating activities:

Net (loss) income	$(309)	$2,286

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

Depreciation and amortization	3,026	2,275
Provision for losses on accounts receivable	96	121
Increase in promotional allowances	1,791	171
Gain on sale of property, plant, and equipment	(82)	(17)

Changes in operating assets and liabilities:

Accounts receivable	3,450	(4,262)
Inventories	(1,810)	3,007
Prepaid expenses and other current assets	(394)	(3,378)
Refundable income taxes	(393)	-
Other non-current assets	(1,850)	2,515
Accounts payable	(122)	(1,166)
Accrued payroll, advertising, and other expenses	(903)	142
Current portion of non-current liabilities	770	(1,175)
Non-current liabilities	(1,739)	(1,252)

Net cash provided by (used in) operating activities	1,531	(733)

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	98	17
Additions to property, plant, and equipment	(5,755)	(10,985)

Net cash used in investing activities	(5,657)	(10,968)

Cash flows from financing activities:
Payment of lease and right of use obligations	(207)	(26)
Proceeds from bank borrowings	2,000	22,950
Repayments of bank borrowings	(2,194)	(998)

Net cash (used in) provided by financing activities	(401)	21,926

Net (decrease) increase in cash and cash equivalents and restricted cash	(4,527)	10,225

Cash and cash equivalents and restricted cash at beginning of period	5,427	3,478

Cash and cash equivalents and restricted cash at end of period	$900	$13,703

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$118	$220
Cash paid for interest	$637	$281

See accompanying notes to condensed consolidated financial statements.

6 of 27

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twenty-four weeks ended April 16, 2021 and April 17, 2020 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended October 30, 2020 (the “Annual Report”) and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

We have considered the impact of federal, state, and local government actions related to the global novel coronavirus pandemic (“COVID-19” or “pandemic”) on our condensed consolidated financial statements. The business disruptions associated with the pandemic had a significant impact on our consolidated condensed financial statements for the twenty-four-week period ended April 16, 2021. Due to restrictions associated with the pandemic, consumers went out less and consumed more food at home purchasing lower-margin items like groceries from essential stores that remained open during the health crisis. The Company’s sales increased as a result of strong consumer demand for food items during the twenty-four-week period ended April 16, 2021. We expect these events to have future business impacts, the extent of which is uncertain and largely subject to whether the severity worsens, or the duration of current business shutdowns continue. These impacts could include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. These unknowns may subject the Company to future risks related to long-lived asset impairments, increased reserves for uncollectible accounts, the price and availability of ingredients and raw materials used in our products, and adjustments to reflect the market value of our inventory.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll, advertising and other expenses and notes payable. The carrying amount of these instruments approximate fair market value due to their short-term maturity or market interest rates. As of April 16, 2021, the Company had accounts held with nationally recognized financial institutions in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with regard to its cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

Comprehensive income or loss

Comprehensive income or loss consists of net income and additional minimum pension liability adjustments.  There were no differences between net income and comprehensive income during the twelve and twenty-four weeks ended April 16, 2021 or April 17, 2020.

Customer Concentration > 20% of AR or 10% of Sales *

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twenty-four weeks ended April 16, 2021 and April 17, 2020, respectively.

	Wal-Mart (1)		Dollar General
	Sales	AR	Sales	AR
April 16, 2021	37.6%	5.7%	14.0%	13.5%
April 17, 2020	37.7%	35.5%	12.7%	24.4%

* = No other customer accounted for more than 20% of AR or 10% of consolidated sales for the twenty-four weeks ended April 16, 2021 or the twenty-four weeks ended April 17, 2020.

(1) = Wal-Mart accounts receivable represented a lower percentage of sales as of April 16, 2021 due to accelerated payments on outstanding accounts receivable.

7 of 27

Revenue recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Contracts with Customers upon passage of title to the customer, typically upon product pick-up, shipment, or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet, common carrier, or through a Company owned direct store delivery system.

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

Leases

Leases are recognized in accordance with ASC Topic 842, Leases which requires a lessee to recognize assets and liabilities with lease terms of more than 12 months. We lease or rent property for such operations as storing inventory, packaging, or processing product and renting equipment. We analyze our agreements to evaluate whether or not a lease exists by determining what assets exist for which we control for a period of time in exchange for consideration. In the event a lease exists, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease. In the case of month-to-month lease or rental agreements with terms of 12 months or less, we made an accounting policy election to not recognize lease assets and liabilities and instead to record them on a straight-line basis over the lease term. The storage units rented for use by our Snack Food Products segment direct store delivery route system are not costly to relocate, contain no significant leasehold improvements, no degree of integration over leased assets, orders can be fulfilled by another route storage unit interchangeably, no specialized assets exist, market price is paid for storage units and there is no guarantee of debt.

ROU assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization in the accompanying condensed consolidated balance sheets. The Company’s lease of long-haul trucks used in its Frozen Food Products segment qualifies as a finance lease. Finance lease liabilities are recorded as a separate line item on the condensed consolidated balance sheets reflecting both the current and long-term obligation. The classification as a finance or operating lease determines whether the recognition, measurement and presentation of expenses and cash flows are considered operating or financing.

Financial statement reclassification

Certain financial statement reclassifications have been recorded in 2020 to conform to the current year presentation of operating (loss) income and income (loss) before taxes.

Subsequent events

Management has evaluated events subsequent to April 16, 2021 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

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

8 of 27

On April 28, 2021, the Company executed the sixth amendment to the CRG Purchase Agreement, dated as of April 28, 2021 of the CRG Purchase Agreement. Under the original terms and conditions of the CRG Purchase Agreement, the closing of the sale of the Property to CRG would occur on the date that is thirty (30) days after CRG’s receipt of the necessary zoning approvals, but in any event no earlier than October 31, 2020 and no later than March 31, 2021. The first amendment dated as of April 10, 2020 extended the inspection period to June 1, 2020. The second amendment dated as of June 1, 2020 extended the inspection period to July 31, 2020, zoning period to February 1, 2021 and closing date to February 5, 2021. The third amendment dated July 31, 2020 further extended the inspection period to October 31, 2020, zoning period to April 30, 2021 and closing date to May 6, 2021. The fourth amendment dated November 2, 2020 further extended the inspection period to February 1, 2021, the zoning period to August 2, 2021 and closing date to August 31, 2021. The fifth amendment dated February 1, 2021 further extended the inspection period to May 1, 2021, the zoning period to November 1, 2021 and closing date to December 1, 2021. The sixth amendment dated April 28, 2021 further extended the inspection period to July 30, 2021, the zoning period to February 1, 2022 and closing date to March 1, 2022. The escrow account for the transaction has received $1,650 in earnest money deposits through April 16, 2021. We have received a total of $750 in total which is non-refundable earnest money through April 16, 2021 which is thus not part of restricted cash. An additional $100 of non-refundable earnest money had been received as of May 3, 2021, bringing that total to $850. The total amount of earnest money deposited in the escrow account since the inception of the CRG Purchase Agreement increased to $1,650 as of April 16, 2021.

On February 15, 2021, our line of credit with Wells Fargo Bank, N.A. was increased to $15,000 with an unused commitment fee of 0.25% of the available loan amount. The amended line of credit expires March 1, 2022. Under the terms of this line of credit, we may borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 2.0%. The Company borrowed $2,000 under this line of credit during the first quarter of fiscal 2021 and had $2,000 borrowings outstanding as of April 16, 2021. The Company borrowed an additional $2,000 under this line of credit on April 27, 2021. The line of credit contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio and a fixed charge coverage ratio. The Company was in compliance with all covenants as of April 16, 2021.

Based on Management’s review, no other material events were identified that require adjustment to the financial statements or additional disclosure.

(Loss) earnings per share

(Loss) earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or other potentially dilutive convertible securities were outstanding as of April 16, 2021 or April 17, 2020.

Note 2 – Inventories:

Inventories are comprised of the following at the respective period ends:

	(unaudited)
	April 16, 2021	October 30, 2020
Meat, ingredients, and supplies	$7,813	$6,439
Work in progress	3,398	1,860
Finished goods	19,895	20,997
	$31,106	$29,296

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any excess or obsolete inventories to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions.

Note 3 – Contingencies and Commitments:

The Company leases warehouse and/or office facilities throughout the United States under month-to-month rental agreements. In the case of month-to-month lease or rental agreements with terms of 12 months or less, the Company made an accounting policy election to not recognize lease assets and instead to liabilities and record them on a straight-line basis over the lease term. For further information regarding our lease accounting policy, please refer to Note 1 – Summary of Significant Accounting Policies, Leases.

The Company performed a detailed analysis and determined that the only indication of a long-term lease was Hogshed Ventures, LLC. A right-of-use asset and corresponding liability for warehouse storage space was recorded in the amount of $1,091 for the Company’s lease with Hogshed Ventures, LLC for property located at 40th Street in Chicago, Illinois as of October 30, 2020. We lease this space under a non-cancelable operating lease. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further this lease does not contain contingent rent provisions. This lease terminates on June 30, 2023. This lease includes both lease (e.g., fixed rent) and non-lease components (e.g., real estate taxes, insurance, common-area, and other maintenance costs). The non-lease components are deemed to be executory costs and are included in the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset.

9 of 27

The Hogshed lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 1.6%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

The following is a schedule by years of future minimum lease payments for transportation leases and right-of-use assets:

Fiscal Year	Financing Obligations
2021	$259
2022	550
2023	404
2024	102
2025	85
Later Years	-
Total Minimum Lease Payments(a)	$1,400
Less: Amount representing executory costs	(72)
Less: Amount representing interest(b)	(11)
Present value of future minimum lease payments(c)	$1,317

(a) Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.

(b) Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

(c) Reflected in Part I. Financial Information Item 1. a. condensed consolidated balance sheets as current and noncurrent obligations under capital leases of $151 and $254, and right-of-use assets of $393 and $519, respectively as of April 16, 2021.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price with contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for potential price increases if agreed quantities are not purchased within the specified contract period. The contracts are not material. These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period. No significant contracts remained unfulfilled on April 16, 2021. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

10 of 27

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

The following segment information is presented for the twelve weeks ended April 16, 2021 and April 17, 2020.

Segment Information
Twelve weeks Ended April 16, 2021	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$8,854	$41,623	$-	$50,477
Cost of products sold	6,399	33,491	-	39,890
Gross margin	2,455	8,132	-	10,587
SG&A	2,607	10,299	-	12,906
Loss (gain) on sale of property, plant, and equipment	6	(14)	-	(8)
Operating loss	(158)	(2,153)	-	(2,311)

Total assets	$10,559	$115,409	$26,611	$152,579
Additions to PP&E	$51	$2,556	$-	$2,607

Twelve weeks Ended April 17, 2020	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$8,944	$34,055	$-	$42,999
Cost of products sold	6,382	23,707	-	30,089
Gross margin	2,562	10,348	-	12,910
SG&A	3,111	9,583	-	12,694
Gain on sale of property, plant, and equipment	-	(4)	-	(4)
Operating (loss) income	(549)	769	-	220

Total assets	$10,531	$101,671	$32,015	$144,217
Additions to PP&E	$67	$4,744	$-	$4,811

The following segment information is presented for the twenty-four weeks ended April 16, 2021 and April 17, 2020.

Twenty-four weeks Ended April 16, 2021	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$18,118	$87,052	$-	$105,170
Cost of products sold	12,838	67,194	-	80,032
Gross margin	5,280	19,858	-	25,138
SG&A	5,415	21,466	-	26,881
Gain on sale of property, plant, and equipment	(27)	(55)	-	(82)
Operating loss	(108)	(1,553)	-	(1,661)

Total assets	$10,559	$115,409	$26,611	$152,579
Additions to PP&E	$121	$5,634	$-	$5,755

Twenty-four weeks Ended April 17, 2020	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$20,299	$69,342	$-	$89,641
Cost of products sold	14,055	47,622	-	61,677
Gross margin	6,244	21,720	-	27,964
SG&A	6,422	19,231	-	25,653
Gain on sale of property, plant, and equipment	-	(18)	-	(18)
Operating (loss) income	(178)	2,507	-	2,329

Total assets	$10,531	$101,671	$32,015	$144,217
Additions to PP&E	$105	$10,880	$-	$10,985

11 of 27

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended April 16, 2021 and April 17, 2020, respectively.

Twelve weeks Ended April 16, 2021

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$31,482	$-	$31,482
Direct customer warehouse	10,141	-	10,141
Total Snack Food Products	41,623	-	41,623

Distributors	1,827	7,027	8,854
Total Frozen Food Products	1,827	7,027	8,854

Totals	$43,450	$7,027	$50,477

Twelve weeks Ended April 17, 2020

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$25,859	$-	$25,859
Direct customer warehouse	8,196	-	8,196
Total Snack Food Products	34,055	-	34,055

Distributors	1,945	6,999	8,944
Total Frozen Food Products	1,945	6,999	8,944

Totals	$36,000	$6,999	$42,999

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.

(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twenty-four weeks ended April 16, 2021 and April 17, 2020, respectively.

Twenty-four weeks Ended April 16, 2021 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$67,174	$-	$67,174
Direct customer warehouse	19,878	-	19,878
Total Snack Food Products	87,052	-	87,052

Distributors	4,797	13,321	18,118
Total Frozen Food Products	4,797	13,321	18,118

Totals	$91,849	$13,321	$105,170

Twenty-four weeks Ended April 17, 2020 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$50,995	$-	$50,995
Direct customer warehouse	18,347	-	18,347
Total Snack Food Products	69,342	-	69,342

Distributors	4,667	15,632	20,299
Total Frozen Food Products	4,667	15,632	20,299

Totals	$74,009	$15,632	$89,641

(a) Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.

(b) Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

12 of 27

Note 5 – Income Taxes:

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before January 01, 2021. In addition, the CARES Act allows NOLs incurred in taxable years beginning after December 31, 2017 and before January 01, 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes The Company has filed a federal income tax return for tax year 2018 (fiscal year 2019) and carried back a taxable loss of $9,900 to tax years 2013 (fiscal 2014), 2014 (fiscal year 2015) and 2015 (fiscal year 2016). Furthermore, the Company generated taxable loss of $24,505 for tax year 2019 (fiscal year 2020) which can be carried back to remaining taxable income of tax year 2015 (fiscal year 2016) and taxable income of tax years 2016 (fiscal year 2017) and 2018 (fiscal year 2019).

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Among other significant changes, the Tax Act reduced the corporate federal income tax rate from 35% to 21%. The carryback of NOLs from tax years 2018 and 2019 under the CARES Act to pre-Tax Act years generated an income tax benefit due to the differential in income tax rates which was recorded in fiscal year 2020.

The Company’s effective tax rate was 19.7% and 164.1% for the second quarter of fiscal 2021 and 2020, respectively. The effective tax rate for the second quarter of fiscal year 2021 was impacted by such items as non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

As of April 16, 2021, the Company has a federal net operating loss carry forward of approximately $2,818 and $4,233 state net operating loss carry forwards of approximately $4,233.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2017 through 2019. We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years 2016 through 2019.

Note 6 – Equipment Notes Payable and Financial Arrangements:

The Company maintains a line of credit with Wells Fargo Bank, N.A. that extends through March 1, 2022. Under the terms of this line of credit, we may borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 2.0%. The line of credit has an unused commitment fee of 0.25% of the available loan amount. We borrowed $2,000 under this line of credit on December 2, 2020 which remains outstanding as of April 16, 2021. We borrowed an additional $2,000 under this line of credit on April 27, 2021. The line of credit is presented under the current portion of non-current liabilities in the Condensed Consolidated Balance Sheets. The line of credit contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, and a fixed charge coverage ratio. The Company was in compliance with all covenants as of April 16, 2021.

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo Bank, N.A. on each of December 19, 2019, March 5, 2020 and April 17, 2020 (collectively the Original Wells Fargo Loan Agreement and the subsequent agreements referred to as the “Wells Fargo Loan Agreements”). Pursuant to the Wells Fargo Loan Agreements, we borrowed the following amounts.

Type and Number (1)	Date Funds Received	Rate	Original Principal Amount	Monthly Principal Payment Amount and Payment Start Date
Equipment Loan No. 01	12/26/18	4.13%	$7,500	$103	01/31/19
Equipment Loan No. 02	04/23/19	3.98%	7,500	102	05/31/19
Equipment Loan No. 03	12/23/19	3.70%	3,750	54	02/03/20
Equipment Loan No. 04	03/06/20	3.29%	7,500	100	03/13/20
Equipment Loan No. 05	04/17/20	3.68%	7,200	97	05/15/20
Total			$33,450	$456

(1)	Term: 7 years for 84 installment payments.

	(unaudited)
	April 16, 2021	October 30, 2020
Secured equipment notes payable to Wells Fargo Bank, N.A. collateralized by equipment for the new Chicago processing facility.	$26,927	$29,122
Less current portion of notes payable	(4,513)	(4,430)
Total long-term notes payable - equipment	$22,414	$24,692

13 of 27

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

COVID-19

We are monitoring and responding to the evolving nature of state and local government actions related to the COVID-19 pandemic and its impact on each of our production plant locations as well as our customer base. We coordinate with our local managers for the primary purpose of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities, and maintaining the liquidity of our business. We continue to experience multiple challenges related to the pandemic. These challenges may continue to increase our operating costs and negatively impact our volumes.

Operationally, we have faced temporary idling of production facilities to ensure team member safety. As a result, we have experienced lower levels of productivity and higher costs of production. This will likely continue at least for the short term until the effects of the pandemic diminish. Both of our business segments have experienced a shift in demand from foodservice to retail. In our Frozen Food Products segment, the volume increases in retail have not been sufficient to offset the losses in foodservice and as a result, we expect decreased volume for the remainder of fiscal 2021 in this segment. During the second quarter of fiscal year 2021, the Frozen Food Products segment has seen a lessening of pandemic related restrictions on food service venues. Our Snack Food Products segment has experienced significant volume increases and commodity cost increases caused in part by supply and demand constraints related to reopening the economy from pandemic restrictions. Due to extremely high meat commodity costs, we currently do not expect that we will be profitable for the remainder of fiscal 2021 on a consolidated basis.

14 of 27

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

● Supply Chain – Our supply chain has stayed largely intact. Although we have experienced some minor disruptions, these events have not significantly impacted our production to date. We have experienced volatility in commodity inputs, in part due to impacts caused by COVID-19 related business disruptions, and we expect this volatility to continue, which may impact our future input costs. Commodity costs increased approximately $2,801 in the first twenty-four weeks of fiscal 2021 compared to the same period last year.

● Insurance and CARES Act – Although we maintain insurance policies for various risks, we believe most COVID-19 impacts will not be covered by these policies. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments, and expanded income tax net operating loss carryback provisions. While we continue to examine the potential impacts of these actions, we anticipate new regulations related to federal income tax will have a significant impact on our financial statements and cash flow. Late in the second quarter of fiscal 2020 we began implementing the deferral of the employer portion of social security payments and intend to continue this deferral for the duration of its availability which will have a favorable impact on short-term liquidity. The deferral amount as of April 16, 2021 is approximately $1,511 with 50% due on December 31, 2021 and the remaining amount due on December 31, 2022.

● Liquidity – Operations provided $1,531 in operating cash flows during the twenty-four weeks ended April 16, 2021. As of that date, we had approximately $33,424 of net working capital and $13,000 available under our revolving line of credit. Commodity price volatility or increases could adversely impact our business, financial condition including liquidity and results of operations. Despite higher commodity costs, we may not be able to increase our product prices in a timely manner or sufficiently to offset increased commodity costs due to consumer price sensitivity, pricing in relation to competitors and retailers may not accept the price increase. Higher product prices could potentially lower demand for our product and decrease volume substantially. We have $4,513 of current debt on equipment loans. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as the sale of business assets or mortgaging real estate, should those be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, performance of operating divisions and economic conditions of capital markets or circumstances related to the COVID-19 global pandemic. If we are unable to increase liquidity through the sale of assets or mortgaging real estate, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations and financial condition. Combined with the cash expected to be generated from the Company’s operations, income tax refunds of $9,910 and deferral of social security taxes, we anticipate that we will maintain sufficient liquidity to operate our business for a reasonable period of time and also complete the major plant expansion in Chicago, Illinois. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of April 30, 2021 was 3.09% as compared to 2.45% as of October 31, 2020. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

15 of 27

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

Customer Concentration > 20% of AR or 10% of Sales *

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twenty-four weeks ended April 16, 2021 and April 17, 2020, respectively.

	Wal-Mart (1)		Dollar General
	Sales	AR	Sales	AR
April 16, 2021	37.6%	5.7%	14.0%	13.5%
April 17, 2020	37.7%	35.5%	12.7%	24.4%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twenty-four weeks ended April 16, 2021 or the twenty-four weeks ended April 17,2020.

(1) = Wal-Mart accounts receivable represented a lower percentage of sales as of April 16, 2021 due to accelerated payments on outstanding accounts receivable.

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

We are subject to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”). Requirements of the law include the removal of the lifetime limits on active and retiree medical coverage, expanding dependent coverage to age 26 and the elimination of pre-existing conditions that may impact other postretirement benefits costs. The PPACA law also includes a potential excise tax on the value of benefits that exceed a pre-defined limit. Fortunately, this potential tax has been indefinitely deferred and we do not see significant financial exposure from the so called “Cadillac Tax”. Finally, the PPACA includes provisions that require employers to offer health benefits to all full-time employees (defined as 30 hours per week). The health coverage must meet minimum standards for the actuarial value of the benefits offered and employee affordability. The Biden administration seems more likely to enhance the scope and coverage associated with PPACA than to repeal or significantly change this law. The recent legislative packages related to pandemic relief included some minor provisions that will impact health benefits in the future. These changes most prominently focus on the impact of surprise balance bills from out-of-network providers. When these changes become law in 2022, the Bridgford Foods plan will be modified accordingly. At this point in time, we believe that our current plans meet the existing requirements. We will continue to assess the accounting implications of the PPACA and its impact on our financial position and results of operations as more legislative and interpretive guidance becomes available. The potential future effects and cost of complying with the provisions of the PPACA are not determinable at this time.

16 of 27

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

Results of Operations for the Twelve-Weeks Ended April 16, 2021 and April 17, 2020

Net Sales-Consolidated

Net sales increased by $7,478 (17.4%) to $50,477 in the second twelve-week period of the 2021 fiscal year compared to the same twelve-week period in fiscal year 2020. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	3.8	1,786
Unit sales volume in pounds	12.4	5,794
Returns activity	0.6	171
Promotional activity	0.6	(273)
Increase in net sales	17.4	7,478

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $90 (1.0%) to $8,854 in the second twelve-week period of the 2021 fiscal year compared to the same twelve-week period in fiscal year 2020. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	1.1	111
Unit sales volume in pounds	-1.2	(118)
Returns activity	-0.1	(5)
Promotional activity	-0.8	(78)
Decrease in net sales	-1.0	(90)

17 of 27

The decrease in net sales for the twelve-week period ended April 16, 2021 primarily relates to lower unit sales volume partially offset by a higher selling price per pound. The decrease in net sales was primarily driven by a decrease in volume partially offset by an increase in selling prices due to changes in product mix. Other institutional Frozen Food Products sales, including sheet dough and rolls, increased 12% by volume and retail sales volume increased 7%. Demand has shifted from foodservice to retail sales channels as schools and in-dining restaurants have closed across the country in response to the COVID-19 pandemic. Returns activity increased compared to the same twelve-week period in the 2020 fiscal year. Promotional activity was higher as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $7,568 (22.2%) to $41,623 in the second twelve-week period of the 2021 fiscal year compared to the same twelve-week period in fiscal year 2020. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	4.6	1,675
Unit sales volume in pounds	16.1	5,912
Returns activity	0.8	176
Promotional activity	0.7	(195)
Increase in net sales	22.2	7,568

Net sales of Snack Food Products increased due to higher unit sales volume through our direct store delivery distribution channel during the second quarter of fiscal year 2021. The weighted average selling price per pound increased compared to the same twelve-week period in the prior fiscal year due to changes in product mix. Returns activity was lower compared to the same twelve-week period in the 2020 fiscal year. Promotional offers increased due to higher sales to high-volume, high-promotion customers.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $9,801 (32.6%) to $39,890 in the second twelve-week period of the 2021 fiscal year compared to the same twelve-week period in fiscal year 2020. The gross margin decreased from 30.0% to 21.0% during the 2021 period.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	17	0.1	57
Snack Food Products Segment	9,784	32.5	1,127
Total	9,801	32.6	1,184

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $17 (0.3%) to $6,399 in the second twelve-week period of the 2021 fiscal year compared to the same twelve-week period in fiscal year 2020. Changes in volume and changes in product mix remained relatively consistent which resulted in a minimal increase to cost of products sold. The cost of purchased flour increased approximately $57 in the second twelve-week period of fiscal year 2021 compared to the same twelve-week period in fiscal year 2020. In our Frozen Food Products segment, the volume increases in retail and foodservice were not enough to mitigate an increase in overhead per case of product.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $9,784 (41.3%) to $33,491 in the second twelve-week period of the 2021 fiscal year compared to the same twelve-week period in fiscal year 2020 due to a substantial increase in sales volume. Meat commodity costs continued to rise during the second quarter of the 2021 fiscal year, significantly adding to the increase in cost of products sold. Higher depreciation on processing equipment impacted the cost of products sold. The cost of significant meat commodities increased approximately $1,127 in the second twelve-week period of fiscal year 2021 compared to the same period in fiscal year 2020. As a result, a net realizable value charge of $567 was recorded after determining that the market value on some meat products was less than the costs associated with completion and sale of the product.

18 of 27

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $212 (1.7%) to $12,906 in the second twelve-week period of fiscal year 2021 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	April 16, 2021	April 17, 2020	Increase (Decrease)

Other SG&A	$12,906	$12,694	$212
Total - SG&A	$12,906	$12,694	$212

None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. Total SG&A was consistent with the same twelve-week period in the prior year in total and by category. The major components comprising the increase of “Other SG&A” expenses were higher payments under brand licensing agreements, higher workers’ compensation and increased healthcare and pension costs partially offset by lower product advertising, outside consultants and business travel.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $504 (16.2%) to $2,607 in the second twelve-week period of fiscal year 2021 compared to the same twelve-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower sales volume.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $716 (7.5%) to $10,299 in the second twelve-week period of fiscal year 2021 compared to the same twelve-week period in the prior fiscal year. Most of the increase was due to higher sales volume.

Income Taxes-Consolidated

Income tax for the twelve weeks ended April 16, 2021 and April 17, 2020 was as follows:

	April 16, 2021	April 17, 2020
Benefit on income taxes	$(535)	$(1,093)

Effective tax rate	23.2%	164.1%

We recorded a tax benefit of $535 for the twelve-week period ended April 16, 2021, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

Results of Operations for the Twenty-Four Weeks Ended April 16, 2021 and April 17, 2020

Net Sales-Consolidated

Net sales increased by $15,529 (17.3%) to $105,170 in the twenty-four-week period ended April 16, 2021 compared to the same twenty-four-week period in fiscal year 2020. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	0.2	218
Unit sales volume in pounds	16.1	15,585
Returns activity	0.6	399
Promotional activity	0.4	(673)
Increase in net sales	17.3	15,529

19 of 27

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $2,181 (10.7%) to $18,118 in the twenty-four-week period ended April 16, 2021 compared to the same twenty-four-week period in fiscal year 2020. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	2.1	479
Unit sales volume in pounds	-12.7	(2,929)
Returns activity	-0.3	(44)
Promotional activity	0.2	313
Decrease in net sales	-10.7	(2,181)

The decrease in net sales for the twenty-four-week period ended April 16, 2021 primarily relates to lower unit sales volume partially offset by a higher selling price per pound. The decrease in net sales was primarily driven by a significant decrease in volume to institutional customers partially offset by an increase in selling prices due to changes in product mix. Other institutional Frozen Food Products sales, including sheet dough and rolls, decreased 15% by volume while retail sales volume remained consistent. Demand has shifted from foodservice to retail sales channels as schools and in-dining restaurants have closed across the country in response to the COVID-19 pandemic. Returns activity increased compared to the same twenty-four-week period in the 2020 fiscal year. Promotional activity was lower as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $17,710 (25.5%) to $87,052 in the twenty-four-week period ended April 16, 2021 compared to the same twenty-four-week period in fiscal year 2020. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-0.4	(261)
Unit sales volume in pounds	25.1	18,514
Returns activity	0.9	442
Promotional activity	-0.1	(985)
Increase in net sales	25.5	17,710

Net sales of Snack Food Products increased due to higher sales through our direct store delivery distribution channel during the first twenty-four weeks of fiscal year 2021. The weighted average selling price per pound decreased compared to the same twenty-four-week period in the prior fiscal year due to significant volume increases in high volume, lower margin accounts. Returns activity was lower compared to the same twenty-four-week period in the 2020 fiscal year. Promotional offers increased due to higher sales to high-volume, high-promotion customers.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $18,355 (29.8%) to $80,032 in the twenty-four-week period ended April 16, 2021 year compared to the same twenty-four-week period in fiscal year 2020. The gross margin decreased from 31.2% to 23.9% during the 2021 period.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	(1,217)	-2.0	121
Snack Food Products Segment	19,572	31.8	2,680
Total	18,355	29.8	2,801

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $1,217 (8.7%) to $12,838 in the first twenty-four-week period of the 2021 fiscal year compared to the same twenty-four-week period in fiscal year 2020. Decreased volume and changes in product mix were the primary contributing factors to this decrease. The cost of purchased flour increased approximately $121 in the first twenty-four-week period of fiscal year 2021 compared to the same twenty-four-week period in fiscal year 2020. In our Frozen Food Products segment, the volume increases in retail have not been sufficient to offset the losses in foodservice and as a result, decreased volume has resulted in an increase in overhead per case of product.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $19,572 (41.1%) to $67,194 in the first twenty-four-week period of the 2021 fiscal year compared to the same twenty-four-week period in fiscal year 2020 due to a substantial increase in sales volume. Meat commodity costs started to rise during the first and second quarters of the 2021 fiscal year, significantly adding to the increase in cost of products sold. Higher depreciation on processing equipment impacted the cost of products sold. The cost of significant meat commodities increased approximately $2,680 in the first twenty-four-week period of fiscal year 2021 compared to the same period in fiscal year 2020. As a result, a net realizable value reserve of $567 was recorded after determining that the market value on some meat products was less than the costs associated with completion and sale of the product.

20 of 27

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $1,228 (4.8%) to $26,881 in the twenty-four-week period ended April 16, 2021 compared to the same twenty-four-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	24 Weeks Ended		Expense
	April 16, 2021	April 17, 2020	Increase (Decrease)
Wages and bonus	$11,493	$10,650	$843
Product advertising	3,758	3,524	234
Pension expense	383	228	155
Other SG&A	11,247	11,251	(4)
Total - SG&A	$26,881	$25,653	$1,228

Higher sales commissions resulted in higher wages and bonus expenses in the first twenty-four weeks of the 2021 fiscal year compared to the same period in the prior year. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the twenty-four weeks ended April 16, 2021. The increase in pension expense was due to lower pension discount rates being used to compute the future liability estimate. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the decrease of “Other SG&A” expenses were lower travel expenses, provisions for bad debt and lower insurance expense partially offset by higher outside storage, equipment rental and postage.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $1,007 (15.7%) to $5,415 in the first twenty-four-week period of fiscal year 2021 compared to the same twenty-four-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower sales volume.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $2,235 (11.6%) to $21,466 in the first twenty-four-week period of fiscal year 2021 compared to the same twenty-four-week period in the prior fiscal year. Most of the increase was due to higher sales volume.

Income Taxes-Consolidated

Income tax for the twenty-four-weeks ended April 16, 2021 and April 17, 2020, respectively, was as follows:

	April 16, 2021	April 17, 2020
Benefit on income taxes	$(142)	$(503)

Effective tax rate	31.5%	-28.2%

We recorded a tax benefit of $142 for the twenty-four-week period ended April 16, 2021, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

21 of 27

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We normally fund our operations from cash balances and cash flow generated from operations. We borrowed $18,450 during the first and second quarters of fiscal year 2020 to purchase specific equipment for our new Chicago processing facility. Additionally, we borrowed $2,000 under our line of credit with Wells Fargo during the first quarter of fiscal year 2021 to fund operations. We borrowed an additional $2,000 under our line of credit on April 27, 2021. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as the sale of business assets or mortgaging real estate, should those be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, performance of operating divisions and economic conditions of capital markets or circumstances related to the COVID-19 global pandemic. If we are unable to increase liquidity through the sale of assets or mortgaging real estate, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations and financial condition. Combined with the cash expected to be generated from the Company’s operations, income tax refunds of $9,910 and deferral of social security taxes, we anticipate that we will maintain sufficient liquidity to operate our business for a reasonable period of time and also complete the major plant expansion in Chicago, Illinois. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

Cash flows from operating activities for the twenty-four weeks ended:

	April 16, 2021	April 17, 2020
Net (loss) income	$(309)	$2,286

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	3,026	2,275
Provision for losses on accounts receivable	96	121
Increase in promotional allowances	1,791	171
Gain on sale of property, plant and equipment	(82)	(17)
Changes in operating working capital	(2,991)	(5,569)
Net cash provided by (used in) operating activities	$1,531	$(733)

For the twenty-four weeks ended April 16, 2021, net cash provided by operating activities was $1,531, $2,264 more cash provided than during the same period in fiscal year 2020. The net increase in cash provided by operating activities primarily relates to a decrease in accounts receivable of $3,450 partially offset by a net loss of $389, an increase in inventories of $1,810, an increase in other non-current assets of $1,850 and an increase in non-current liabilities of $1,739. During the twenty-four-week period ended April 16, 2021, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 59 days for the twenty-four-week period ended April 16, 2021. The cash conversion cycle was 77 days for the twenty-four-week period ended April 17, 2020. The decrease in the cash conversion cycle was due to accelerated payments on outstanding accounts receivable from Wal-Mart for approximately $9,600.

For the twenty-four weeks ended April 17, 2020, net cash used in operating activities was $733 primarily related to an increase in accounts receivable of $4,262, lower accounts payable of $1,166 and payments for estimated income taxes of $220 partially offset by a decrease in inventory of $3,007. During the twenty-four-week period ended April 17, 2020 we did not contribute towards our defined benefit pension plan.

Cash flows from investing activities for the twenty-four weeks ended:

	April 16, 2021	April 17, 2020
Proceeds from sale of property, plant, and equipment	$98	$17
Proceeds from sale of assets in escrow	-	-
Additions to property, plant, and equipment	(5,755)	(10,985)
Net cash used in investing activities	$(5,657)	$(10,968)

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

22 of 27

The table below highlights additions to property, plant and equipment for the twenty-four weeks ended:

	April 16, 2021	April 17, 2020
Changes in projects in process	$4,753	$7,413
Building improvements	8	790
Direct store delivery and sales vehicles	465	430
Packaging lines	-	324
Processing equipment	458	1,362
Furniture and fixtures	71	120
Communication systems	-	96
Quality control	-	24
Temperature control	-	426
Additions to property, plant, and equipment	$5,755	$10,985

Cash flows from financing activities for the twenty-four weeks ended:

	April 16, 2021	April 17, 2020
Payment of lease and right of use obligations	$(207)	$(26)
Proceeds from bank borrowings	2,000	22,950
Repayments of bank borrowings	(2,194)	(998)
Net cash (used in) provided by financing activities	$(401)	$21,926

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of April 16, 2021, 120,113 shares remained authorized for repurchase under the program.

The Company maintains a line of credit with Wells Fargo Bank, N.A. that extends through March 1, 2022. Under the terms of this line of credit, we may borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 2.0%. The line of credit has an unused commitment fee of 0.25% of the available loan amount. We borrowed $2,000 under this line of credit on December 2, 2020 which remains outstanding as of April 16, 2021. We borrowed an additional $2,000 on April 27, 2021. The line of credit is presented under the current portion of non-current liabilities in the Condensed Consolidated Balance Sheets. The line of credit contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, and a fixed charge coverage ratio.

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo Bank, N.A. on each of December 19, 2019, March 5, 2020 and April 17, 2020 (collectively the Original Wells Fargo Loan Agreement and the subsequent agreements referred to as the “Wells Fargo Loan Agreements”). Pursuant to the Wells Fargo Loan Agreements, we borrowed the following amounts.

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

The Company was in compliance with all covenants under the Wells Fargo Loan Agreements as of April 16, 2021.

All operating segments have been impacted by inflation including higher operating costs, including labor, higher costs for freight and specific materials. We expect this trend to continue through the remainder of fiscal year 2021. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for the remainder of fiscal year 2021.

23 of 27

Recently issued accounting pronouncements and regulations

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires a lessee to recognize assets and liabilities with lease terms of more than 12 months. Both capital and operating leases are to be recognized on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019 which is our first quarter of fiscal 2020. We have analyzed all lease transactions during fiscal year 2019 and 2020 to date. The Company elected not to reassess expired contracts or adjust comparative periods. The Company determined that no change to current accounting treatment is warranted for most transactions due to the underlying nature of our leases. In the case of month-to-month lease or rental agreements with terms of 12 months or less, the Company made an accounting policy election to not recognize lease assets and liabilities. The Company performed a detailed analysis and determined that the only indication of a long-term lease was Hogshed Ventures, LLC. The accounting treatment of this lease for warehouse storage included establishing a right-of-use asset and corresponding liability was recorded for the Company’s lease with Hogshed Ventures, LLC for property located at 40th Street in Chicago during the fourth quarter of fiscal 2020. The application of this pronouncement resulted in additional disclosures detailing our lease arrangements. The Company adopted this guidance during the first quarter of fiscal 2020 and it did not have a material impact on our consolidated financial statements.

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

24 of 27

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended April 16, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report should be considered with the information provided elsewhere in this Report, which could materially adversely affect our business, financial condition, or results of operations. Except as set forth below, there have been no material changes to the risk factors as previously disclosed in the Annual Report.

We have considered the impact of federal, state, and local government actions related to the COVID-19 pandemic on our consolidated condensed financial statements. These business disruptions had a significant impact on our consolidated condensed financial statements for the twenty-four weeks ended April 16, 2021. We expect these events to have future business impacts, the extent of which is uncertain and largely subject to whether the severity worsens, or the duration of current business shutdowns continue.

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

On April 28, 2021, the Company executed the sixth amendment to the CRG Purchase Agreement, dated as of April 28, 2021 of the CRG Purchase Agreement. Under the original terms and conditions of the CRG Purchase Agreement, the closing of the sale of the Property to CRG would occur on the date that is thirty (30) days after CRG’s receipt of the necessary zoning approvals, but in any event no earlier than October 31, 2020 and no later than March 31, 2021. The first amendment dated as of April 10, 2020 extended the inspection period to June 1, 2020. The second amendment dated as of June 1, 2020 extended the inspection period to July 31, 2020, zoning period to February 1, 2021 and closing date to February 5, 2021. The third amendment dated July 31, 2020 further extended the inspection period to October 31, 2020, zoning period to April 30, 2021 and closing date to May 6, 2021. The fourth amendment dated November 2, 2020 further extended the inspection period to February 1, 2021, the zoning period to August 2, 2021 and closing date to August 31, 2021. The fifth amendment dated February 1, 2021 further extended the inspection period to May 1, 2021, the zoning period to November 1, 2021 and closing date to December 1, 2021. The sixth amendment dated April 28, 2021 further extended the inspection period to July 30, 2021, the zoning period to February 1, 2022 and closing date to March 1, 2022. The escrow account for the transaction has received $1,650 in earnest money through April 16, 2021. We have received a total of $750 in total which is non-refundable earnest money through April 16, 2021 which is thus not part of restricted cash. An additional $100 of non-refundable earnest money had been received as of May 3, 2021, bringing that total to $850. The total amount of earnest money deposited in the escrow account since the inception of the CRG Purchase Agreement increased to $1,650 as of April 16, 2021.

On February 15, 2021, our line of credit with Wells Fargo Bank, N.A. was increased to $15,000 with an unused commitment fee of 0.25% of the available loan amount. The amended line of credit expires March 1, 2022. Under the terms of this line of credit, we may borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 1.5%. The Company borrowed $2,000 under this line of credit during the first quarter of fiscal 2021 and had $2,000 borrowings outstanding as of April 16, 2021. The Company borrowed an additional $2,000 under this line of credit on April 27, 2021. The line of credit contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio and a fixed charge coverage ratio. The Company was in compliance with all covenants as of April 16, 2021.

25 of 27

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

26 of 27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: May 28, 2021	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

27 of 27