Form 10-Q
period 2021-07-09
BRIDGFORD FOODS CORP
filed 2021-08-23
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 9, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 20, 2021, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Items 1 and 2 through 4 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 27

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	July 9, 2021	October 30, 2020
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$-	$4,302
Restricted cash	600	1,125
Accounts receivable, less allowance for doubtful accounts of $48 and $16, respectively, and promotional allowances of $3,292 and $2,550, respectively	23,054	23,818
Inventories, net	34,517	29,296
Refundable income taxes	7,084	9,517
Prepaid expenses and other current assets	701	692
Total current assets	65,956	68,750

Property, plant and equipment, net of accumulated depreciation and amortization of $62,456 and $58,686, respectively	75,999	73,332
Other non-current assets	15,202	13,201
Total assets	$157,157	$155,283

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$12,496	$10,502
Accrued payroll, advertising, and other expenses	6,568	5,981
Income taxes payable	94	94
Current notes payable - equipment	4,553	4,430
Other current liabilities	11,253	5,196
Total current liabilities	34,964	26,203

Long-term notes payable - equipment	21,345	24,692
Other non-current liabilities	31,321	33,142
Total liabilities	87,630	84,037

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	78,036	79,755
Accumulated other comprehensive loss	(25,941)	(25,941)
Total shareholders’ equity	69,527	71,246
Total liabilities and shareholders’ equity	$157,157	$155,283

See accompanying notes to condensed consolidated financial statements.

3 of 27

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended		36 weeks ended
	July 9, 2021	July 10, 2020	July 9, 2021	July 10, 2020

Net sales	$56,538	$41,660	$161,708	$131,301
Cost of products sold	44,527	29,628	124,559	91,305

Gross margin	12,011	12,032	37,149	39,996

Selling, general and administrative expenses	14,144	11,037	41,025	36,688
Gain on sale of property, plant, and equipment	(296)	(5)	(378)	(22)
Operating (loss) income	(1,837)	1,000	(3,498)	3,330

Other income (expense)
Interest expense	(253)	(62)	(891)	(189)
Cash surrender value gain	153	916	2,001	497
Total other income (expense)	(100)	854	1,110	308

Loss (Income) before taxes	(1,937)	1,854	(2,388)	3,637
Benefit on income taxes	(527)	(1,279)	(669)	(1,782)

Net (loss) income	$(1,410)	$3,133	$(1,719)	$5,419

Basic (loss) earnings per share	$(0.16)	$0.35	$(0.19)	$0.60

Shares used to compute basic earnings per share	9,076,832	9,076,832	9,076,832	9,076,832

See accompanying notes to condensed consolidated financial statements.

4 of 27

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

36 weeks ended July 10, 2020, and July 9, 2021

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 1, 2019	9,076	$9,134	$8,298	$72,432	$(23,380)	$66,484
Net income	-	-	-	5,419	-	5,419
Balance, July 10, 2020	9,076	$9,134	$8,298	$77,851	$(23,380)	$71,903

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 30, 2020	9,076	$9,134	$8,298	$79,755	$(25,941)	$71,246
Net loss	-	-	-	(1,719)	-	(1,719)
Balance, July 9, 2021	9,076	$9,134	$8,298	$78,036	$(25,941)	$69,527

See accompanying notes to condensed consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended July 10, 2020, and July 9, 2021

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, April 17, 2020	9,076	$9,134	$8,298	$74,718	$(23,380)	$68,770
Net income	-	-	-	3,133	-	3,133
Balance, July 10, 2020	9,076	$9,134	$8,298	$77,851	$(23,380)	$71,903

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, April 16, 2021	9,076	$9,134	$8,298	$79,446	$(25,941)	$70,937
Net loss	-	-	-	(1,410)	-	(1,410)
Balance, July 9, 2021	9,076	$9,134	$8,298	$78,036	$(25,941)	$69,527

See accompanying notes to condensed consolidated financial statements.

5 of 27

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	36 weeks ended
	July 9, 2021	July 10, 2020
Cash flows from operating activities:

Net (loss) income	$(1,719)	$5,419

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization	4,425	3,178
Provision for losses on accounts receivable	46	18
Increase in promotional allowances	742	75
Gain on sale of property, plant, and equipment	(378)	(22)

Changes in operating assets and liabilities:

Accounts receivable, net	(24)	(1,261)
Inventories, net	(5,221)	4,887
Prepaid expenses and other current assets	(9)	(8,300)
Refundable income taxes	2,433	-
Other non-current assets	(2,001)	(498)
Accounts payable	1,994	(205)
Accrued payroll, advertising, and other expenses	587	373
Current portion of non-current liabilities	9	(1,504)
Deferred income taxes	-	5,986
Non-current liabilities	(1,455)	(225)

Net cash (used in) provided by operating activities	(571)	7,921

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	128	37
Proceeds from pending sale of assets in escrow	-	900
Additions to property, plant, and equipment	(6,842)	(15,257)

Net cash used in investing activities	(6,714)	(14,320)

Cash flows from financing activities:
Payment of lease and right of use obligations	(319)	(40)
Proceeds from bank borrowings	6,000	18,450
Repayments of bank borrowings	(3,223)	(1,914)

Net cash provided by financing activities	2,458	16,496

Net (decrease) increase in cash and cash equivalents and restricted cash	(4,827)	10,097

Cash and cash equivalents and restricted cash at beginning of period	5,427	3,478

Cash and cash equivalents and restricted cash at end of period	$600	$13,575

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$121	$231
Cash paid for interest	$890	$529

See accompanying notes to condensed consolidated financial statements.

6 of 27

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the thirty-six weeks ended July 9, 2021 and July 10, 2020 have been prepared in conformity with the accounting principles described in the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended October 30, 2020 (the “Annual Report”) and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Annual Report. Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

We have considered the impact of federal, state, and local government actions related to the global novel coronavirus pandemic (“COVID-19” or “pandemic”) on our condensed consolidated financial statements. The business disruptions associated with the pandemic had a significant impact on our condensed consolidated financial statements for the thirty-six-week period ended July 9, 2021. Due to restrictions associated with the pandemic, consumers went out less and consumed more food at home purchasing lower-margin items like groceries from essential stores that remained open during the health crisis. The Company’s sales increased as a result of strong consumer demand for food items during the thirty-six-week period ended July 9, 2021. We expect these events to have future business impacts, the extent of which is uncertain and largely subject to whether the severity worsens, or the duration of current business shutdowns continue. These impacts could include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. These unknowns may subject the Company to future risks related to long-lived asset impairments, increased reserves for uncollectible accounts, the price and availability of ingredients and raw materials used in our products, and adjustments to reflect the market value of our inventory.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll, advertising and other expenses and notes payable. The carrying amount of these instruments approximate fair market value due to their short-term maturity or market interest rates. At times, the Company had accounts held with nationally recognized financial institutions in excess of the Federal Deposit Insurance Corporation insurance coverage limit. As of July 9, 2021, the Company had a book overdraft of $340. The book overdraft is recorded as a liability in accounts payable on the condensed consolidated balance sheet. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with regard to its cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

Comprehensive income or loss

Comprehensive income or loss consists of net income (loss) and additional minimum pension liability adjustments. There were no differences between net income and comprehensive income during the twelve and thirty-six weeks ended July 9, 2021, or July 10, 2020.

Customer Concentration > 20% of AR or 10% of Sales *

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the thirty-six weeks ended July 9, 2021, and July 10, 2020, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
July 9, 2021	37.3%	5.7%	14.7%	45.7%
July 10, 2020	38.7%	33.9%	11.9%	22.7%

*	No other customer accounted for more than 20% of AR or 10% of consolidated sales for the thirty-six weeks ended July 9, 2021, or the thirty-six weeks ended July 10, 2020.

(1)	Walmart accounts receivable represented a lower percentage of sales as of July 9, 2021, due to accelerated payments on outstanding accounts receivable.

7 of 27

Revenue recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Contracts with Customers upon passage of title to the customer, typically upon product pick-up, shipment, or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet, common carrier, or through a Company-owned direct store delivery system.

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

Leases

Leases are recognized in accordance with ASC Topic 842 - Leases which requires a lessee to recognize assets and liabilities with lease terms of more than 12 months. We lease or rent property for such operations as storing inventory, packaging, or processing product and renting equipment. We analyze our agreements to evaluate whether or not a lease exists by determining what assets exist for which we control for a period of time in exchange for consideration. In the event a lease exists, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease. In the case of month-to-month lease or rental agreements with terms of 12 months or less, we made an accounting policy election to not recognize lease assets and liabilities and instead to record them on a straight-line basis over the lease term. The storage units rented for use by our Snack Food Products segment direct store delivery route system are not costly to relocate, contain no significant leasehold improvements, no degree of integration over leased assets, orders can be fulfilled by another route storage unit interchangeably, no specialized assets exist, market price is paid for storage units and there is no guarantee of debt.

ROU assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization in the accompanying condensed consolidated balance sheets. The Company’s lease of long-haul trucks used in its Frozen Food Products segment qualifies as a finance lease. Finance lease liabilities are recorded under other current and other non-current liabilities on the condensed consolidated balance sheets. The classification as a finance or operating lease determines whether the recognition, measurement and presentation of expenses and cash flows are considered operating or financing.

Financial statement reclassification

Certain financial statement reclassifications have been recorded in 2020 to conform to the current year presentation of operating (loss) income and (loss) income before taxes.

Subsequent events

Management has evaluated events subsequent to July 9, 2021, through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

As previously reported, on March 16, 2020, Bridgford Food Processing Corporation (“BFPC”), a wholly-owned subsidiary of the Company and CRG Acquisition, LLC (“CRG“), entered into a Purchase and Sale Agreement (the “CRG Purchase Agreement), pursuant to which BFPC agreed to sell to CRG, pursuant to the terms and conditions set forth in the CRG Purchase Agreement, a parcel of land including an approximate 156,000 square foot four-story industrial food processing building located at 170 N. Green Street in Chicago, Illinois (the “Property”). The purchase price for the Property is $60,000 subject to a due diligence period and certain closing adjustments and prorations, and is conditioned upon, among other customary closing conditions, CRG receiving zoning and other governmental approvals necessary for the construction and development of a mixed-use project on the Property in accordance with certain development plans to be approved by the City of Chicago. The cost basis of the Property was insignificant.

8 of 27

On July 30, 2021, the Company executed the seventh amendment to the CRG Purchase Agreement, dated as of July 30, 2021, of the CRG Purchase Agreement. Under the original terms and conditions of the CRG Purchase Agreement, the closing of the sale of the Property to CRG would occur on the date that is thirty (30) days after CRG’s receipt of the necessary zoning approvals, but in any event no earlier than October 31, 2020, and no later than March 31, 2021. The first amendment dated as of April 10, 2020, extended the inspection period to June 1, 2020. The second amendment dated as of June 1, 2020, extended the inspection period to July 31, 2020, zoning period to February 1, 2021, and closing date to February 5, 2021. The third amendment dated July 31, 2020, further extended the inspection period to October 31, 2020, zoning period to April 30, 2021, and closing date to May 6, 2021. The fourth amendment dated November 2, 2020, further extended the inspection period to February 1, 2021, the zoning period to August 2, 2021, and closing date to August 31, 2021. The fifth amendment dated February 1, 2021, further extended the inspection period to May 1, 2021, the zoning period to November 1, 2021, and closing date to December 1, 2021. The sixth amendment dated April 28, 2021, further extended the inspection period to July 30, 2021, the zoning period to February 1, 2022, and closing date to March 1, 2022. The escrow account for the transaction has received $1,650 in earnest money deposits through April 16, 2021. The seventh amendment dated July 30, 2021, further extended the inspection period to September 30, 2021, the zoning period to March 30, 2022, and closing date to April 29, 2022. The seventh amendment also established that the parties acknowledged and agreed that CRG shall commence demolition of certain portions of the improvements prior to the expiration of the inspection period and be diligently completed in a commercially reasonable manner on or prior to the closing date. The escrow account for the transaction has received $1,650 in earnest money deposits through July 9, 2021. We have received a total of $1,050 which is non-refundable earnest money through July 9, 2021, which is thus not part of restricted cash. An additional $75 of non-refundable earnest money had been received as of August 2, 2021, bringing that total to $1,125. The total amount of earnest money deposited in the escrow account since the inception of the CRG Purchase Agreement increased to $1,650 as of February 2, 2021 and reduced to $1,500 on July 30, 2021.

Based on Management’s review, no other material events were identified that require adjustment to the financial statements or additional disclosure.

Basic (loss) earnings per share

Basic (loss) earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or other potentially dilutive convertible securities were outstanding as of July 9, 2021, or July 10, 2020.

Note 2 – Inventories, net

Inventories are comprised of the following at the respective period ends:

	(unaudited)
	July 9, 2021	October 30, 2020
Meat, ingredients, and supplies	$9,453	$6,439
Work in progress	3,484	1,860
Finished goods	21,580	20,997
	$34,517	$29,296

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any excess or obsolete inventories to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. A net realizable value reserve of $1,561 was recorded during the thirty-six week period of the 2021 fiscal year after determining that the market value on some meat products was less than the costs associated with completion and sale of the product.

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

9 of 27

The Company performed a detailed analysis and determined that the only indication of a long-term lease in addition to transportation lease for long haul trucks was Hogshed Ventures, LLC. A right-of-use asset and corresponding liability for warehouse storage space was recorded in the amount of $1,091 for the Company’s lease with Hogshed Ventures, LLC for property located on 40th Street in Chicago, Illinois as of October 30, 2020. We lease this space under a non-cancelable operating lease. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further this lease does not contain contingent rent provisions. This lease terminates on June 30, 2023. This lease includes both lease (e.g., fixed rent) and non-lease components (e.g., real estate taxes, insurance, common-area, and other maintenance costs). The non-lease components are deemed to be executory costs and are included in the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset.

The Hogshed lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 1.6%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

The following is a schedule by years of future minimum lease payments for transportation leases and right-of-use assets:

Fiscal Year	Financing Obligations
2021	$139
2022	550
2023	403
2024	102
2025	85
Later Years	-
Total Minimum Lease Payments(a)	$1,279
Less: Amount representing executory costs	(64)
Less: Amount representing interest(b)	(9)
Present value of future minimum lease payments(c)	$1,206

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.

(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

(c)	Reflected in Part I. Financial Information Item 1. a. condensed consolidated balance sheets as current and noncurrent obligations under capital leases of $154 and $237, and right-of-use assets of $409 and $406, respectively as of July 9, 2021.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price with contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for potential price increases if agreed quantities are not purchased within the specified contract period. The contracts are not material. These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period. No significant contracts remained unfulfilled on July 9, 2021. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

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

The following segment information is presented for the twelve weeks ended July 9, 2021, and July 10, 2020.

Segment Information
Twelve weeks Ended July 9, 2021	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$8,321	$48,217	$-	$56,538
Cost of products sold	5,858	38,669	-	44,527
Gross margin	2,463	9,548	-	12,011
SG&A	2,682	11,462	-	14,144
Gain on sale of property, plant, and equipment	(84)	(212)	-	(296)
Operating loss	(135)	(1,702)	-	(1,837)

Total assets	$10,613	$122,850	$23,694	$157,157
Additions to PP&E	$35	$1,052	$-	$1,087

Twelve weeks Ended July 10, 2020	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$8,141	$33,519	$-	$41,660
Cost of products sold	5,379	24,249	-	29,628
Gross margin	2,762	9,270	-	12,032
SG&A	2,439	8,598	-	11,037
Gain on sale of property, plant, and equipment	-	(5)	-	(5)
Operating income	323	677	-	1,000

Total assets	$11,033	$100,244	$35,371	$146,648
Additions to PP&E	$53	$4,220	$-	$4,273

The following segment information is presented for the thirty-six weeks ended July 9, 2021, and July 10, 2020.

Thirty-six weeks Ended July 9, 2021	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$26,438	$135,270	$-	$161,708
Cost of products sold	18,695	105,864	-	124,559
Gross margin	7,743	29,406	-	37,149
SG&A	8,097	32,928	-	41,025
Gain on sale of property, plant, and equipment	(111)	(267)	-	(378)
Operating loss	(243)	(3,255)	-	(3,498)

Total assets	$10,613	$122,850	$23,694	$157,157
Additions to PP&E	$156	$6,686	$-	$6,842

Thirty-six weeks Ended July 10, 2020	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$28,440	$102,861	$-	$131,301
Cost of products sold	19,434	71,871	-	91,305
Gross margin	9,006	30,990	-	39,996
SG&A	8,860	27,828	-	36,688
Gain on sale of property, plant, and equipment	-	(22)	-	(22)
Operating income	146	3,184	-	3,330

Total assets	$11,033	$100,244	$35,371	$146,648
Additions to PP&E	$157	$15,100	$-	$15,257

11 of 27

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended July 9, 2021, and July10, 2020, respectively.

Twelve weeks Ended July 9, 2021

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$33,739	$-	$33,739
Direct customer warehouse	14,478	-	14,478
Total Snack Food Products	48,217	-	48,217

Distributors	1,290	7,031	8,321
Total Frozen Food Products	1,290	7,031	8,321

Totals	$49,507	$7,031	$56,538

Twelve weeks Ended July 10, 2020

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$27,934	$-	$27,934
Direct customer warehouse	5,585	-	5,585
Total Snack Food Products	33,519	-	33,519

Distributors	2,235	5,906	8,141
Total Frozen Food Products	2,235	5,906	8,141

Totals	$35,754	$5,906	$41,660

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

The following information further disaggregates our sales to customers by major distribution channel and customer type for the thirty-six weeks ended July 9, 2021, and July 10, 2020, respectively.

Thirty-six weeks Ended July 9, 2021 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$100,914	$-	$100,914
Direct customer warehouse	34,356	-	34,356
Total Snack Food Products	135,270	-	135,270

Distributors	6,086	20,352	26,438
Total Frozen Food Products	6,086	20,352	26,438

Totals	$141,356	$20,352	$161,708

Thirty-six weeks Ended July 10, 2020 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$78,929	$-	$78,929
Direct customer warehouse	23,932	-	23,932
Total Snack Food Products	102,861	-	102,861

Distributors	6,902	21,538	28,440
Total Frozen Food Products	6,902	21,538	28,440

Totals	$109,763	$21,538	$131,301

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

12 of 27

Note 5 – Income Taxes:

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before January 1, 2021. In addition, the CARES Act allows NOLs incurred in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes The Company has filed a federal income tax return for tax year 2018 and 2019 (fiscal year 2019 and 2020) and carried back a taxable loss of $34,405 to tax years 2013 (fiscal 2014), 2014 (fiscal year 2015), 2015 (fiscal year 2016), 2016 (fiscal year 2017) and 2018 (fiscal year 2019).

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

The Company’s effective tax rate was 28.0% and -49.0% for the third quarter of fiscal 2021 and 2020, respectively. The effective tax rate for the third quarter of fiscal year 2021 was impacted by such items as non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

As of July 9, 2021, the Company has a federal net operating loss carry forward of approximately $2,818 and state net operating loss carry forwards of approximately $4,233.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2018 through 2020. We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years 2017 through 2020.

Note 6 – Equipment Notes Payable and Financial Arrangements:

The Company maintains a line of credit with Wells Fargo Bank, N.A. that extends through March 1, 2022. Under the terms of this line of credit, we may borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 2.0%. The line of credit has an unused commitment fee of 0.25% of the available loan amount. We borrowed $6,000 under this line of credit in $2,000 increments on December 2, 2020, April 27, 2021 and July 1, 2021, respectively, which remains outstanding as of July 9, 2021. We borrowed an additional $3,000 under this line of credit on July 19, 2021. The line of credit is presented under the current portion of non-current liabilities in the Condensed Consolidated Balance Sheets. The line of credit contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, and a fixed charge coverage ratio. The Company was in violation of the minimum quick ratio covenant which was subsequently waived (per letter dated August 12, 2021). The Company was in compliance with all other covenants under the Wells Fargo Loan Agreements as of July 9, 2021.

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo Bank, N.A. on each of December 19, 2019, March 5, 2020, and April 17, 2020 (collectively the Original Wells Fargo Loan Agreement and the subsequent agreements referred to as the “Wells Fargo Loan Agreements”). Pursuant to the Wells Fargo Loan Agreements, we borrowed the following amounts:

Type and Number (1)	Date Funds Received	Rate	Original Principal Amount	Monthly Principal Payment Amount and Payment Start Date
Equipment Loan No. 01	12/26/18	4.13%	$7,500	$103	01/31/19
Equipment Loan No. 02	04/23/19	3.98%	7,500	102	05/31/19
Equipment Loan No. 03	12/23/19	3.70%	3,750	54	02/03/20
Equipment Loan No. 04	03/06/20	3.29%	7,500	100	03/13/20
Equipment Loan No. 05	04/17/20	3.68%	7,200	97	05/15/20
Total			$33,450	$456

(1)	Term: 7 years for 84 installment payments.

The Company was in violation of the minimum quick ratio covenant which was subsequently waived (per letter dated August 12, 2021).

The Company was in compliance with all other covenants under the Wells Fargo Loan Agreements as of July 9, 2021

	(unaudited)
	July 9, 2021	October 30, 2020
Secured equipment notes payable to Wells Fargo Bank, N.A. collateralized by equipment for the new Chicago processing facility.	$25,898	$29,122
Less current portion of notes payable	(4,553)	(4,430)
Total long-term notes payable - equipment	$21,345	$24,692

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

Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Bridgford Foods Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of the COVID-19 pandemic on our production facilities, supply chain, consumer demand, and cost of products sold, the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”). In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended October 30, 2020 (the “Annual Report”) as well as our other filings with the SEC with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

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

Operationally, we have faced temporary idling of production facilities to ensure team member safety. As a result, we have experienced lower levels of productivity and higher costs of production. This will likely continue at least for the short term until the effects of the pandemic diminish. Both of our business segments have experienced a shift in demand from foodservice to retail. In our Frozen Food Products segment, the volume increases in retail have not been sufficient to offset the losses in foodservice and as a result, we expect decreased volume for the remainder of fiscal 2021 in this segment. During the second and third quarters of fiscal year 2021, the Frozen Food Products segment has seen a lessening of pandemic related restrictions on food service venues. Our Snack Food Products segment has experienced significant volume increases and commodity cost increases caused in part by supply and demand constraints related to reopening the economy from pandemic restrictions. The cost of significant meat commodities increased approximately $6,477 and the cost of purchased flour increased approximately $210 in the first thirty-six weeks of fiscal year 2021 compared to the corresponding prior fiscal year period. Due to extremely high meat commodity costs, we currently do not expect that we will be profitable for the remainder of fiscal 2021 on a consolidated basis.

14 of 27

● Team Members – The health and safety of our team members is our top priority. To protect our team members, we have implemented safety measures recommended by the Centers for Disease Control and Prevention (“CDC”) and the Occupational Safety and Health Administration (“OSHA”) in our facilities and have implemented social distancing, temperature checks of team members, increasing efforts to deep clean and sanitize facilities, required the use of protective face coverings in certain environments and making protective face coverings and other protective equipment available to team members. We encourage team members who feel sick to stay at home and provide relaxed attendance policies in some instances. We continue to explore and implement additional ways to promote social distancing in our production facilities by creating additional breakroom space and allowing extra time between shifts to reduce interaction of team members, as well as erecting dividers between workstations or increasing the space between workers on the production floor. We encourage team members to get vaccinated.

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

● Supply Chain – Our supply chain has stayed largely intact. Although we have experienced some minor disruptions, these events have not significantly impacted our production to date. We have experienced volatility in commodity inputs, in part due to impacts caused by COVID-19 related business disruptions, and we expect this volatility to continue, which may impact our future input costs. Commodity costs increased approximately $6,687 in the first thirty-six weeks of fiscal year 2021 compared to the same period last year.

● Insurance and CARES Act – Although we maintain insurance policies for various risks, we believe most COVID-19 impacts will not be covered by these policies. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments, and expanded income tax net operating loss carryback provisions. While we continue to examine the potential impacts of these actions, we anticipate new regulations related to federal income tax will have a significant impact on our financial statements and cash flow. Late in the second quarter of fiscal 2020 we began implementing the deferral of the employer portion of social security payments and intend to continue this deferral for the duration of its availability which will have a favorable impact on short-term liquidity. The deferral amount as of July 9, 2021, is approximately $1,511 with 50% due on December 31, 2021, and the remaining amount due on December 31, 2022.

● Liquidity – Operations used $571 in operating cash flows during the thirty-six weeks ended July 9, 2021. As of that date, we had approximately $30,992 of net working capital and $9,000 available under our revolving line of credit. Commodity price volatility or increases could adversely impact our business, financial condition including liquidity and results of operations. Despite higher commodity costs, we may not be able to increase our product prices in a timely manner or sufficiently to offset increased commodity costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Higher product prices could potentially lower demand for our product and decrease volume substantially. As of July 9, 2021, we have $4,553 of current debt on equipment loans. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as the sale of business assets or mortgaging real estate, should those be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, performance of operating divisions and economic conditions of capital markets or circumstances related to the COVID-19 global pandemic. If we are unable to increase liquidity through the sale of assets or mortgaging real estate, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. Combined with the cash expected to be generated from the Company’s operations, income tax refunds of $7,084 and deferral of social security taxes, we anticipate that we will maintain sufficient liquidity to operate our business for a reasonable period of time and also complete the major plant expansion in Chicago, Illinois. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

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

15 of 27

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of July 31, 2021, was 2.71% as compared to 2.45% as of October 31, 2020. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

Customer Concentration > 20% of AR or 10% of Sales *

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twenty-four weeks ended July 9, 2021, and July 10, 2020, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
July 9, 2021	37.3%	5.7%	14.7%	45.7%
July 10, 2020	38.7%	33.9%	11.9%	22.7%

* = No other customer accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the thirty-six weeks ended July 9, 2021, or the thirty-six weeks ended July 10, 2020.

(1) = Walmart accounts receivable represented a lower percentage of sales as of July 9, 2021, due to accelerated payments on outstanding accounts receivable.

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

We are subject to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”). Requirements of the law include the removal of the lifetime limits on active and retiree medical coverage, expanding dependent coverage to age 26 and the elimination of pre-existing conditions that may impact other postretirement benefits costs. The PPACA law also includes a potential excise tax on the value of benefits that exceed a pre-defined limit. Fortunately, this potential tax has been indefinitely deferred and we do not see significant financial exposure from the so called “Cadillac Tax”. Finally, the PPACA includes provisions that require employers to offer health benefits to all full-time employees (defined as 30 hours per week). The health coverage must meet minimum standards for the actuarial value of the benefits offered and employee affordability. We believe that the Biden administration seems more likely to enhance the scope and coverage associated with PPACA than to repeal or significantly change this law. The recent legislative packages related to pandemic relief included some minor

16 of 27

provisions that will impact health benefits in the future. These changes most prominently focus on the impact of surprise balance bills from out-of-network providers. When these changes become law in 2022, the Bridgford Foods benefit plan will be modified accordingly. At this point in time, we believe that our current plans meet the existing requirements. We will continue to assess the accounting implications of the PPACA and its impact on our financial position and results of operations as more legislative and interpretive guidance becomes available. The potential future effects and cost of complying with the provisions of the PPACA are not determinable at this time.

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

Results of Operations for the Twelve-Weeks Ended July 9, 2021, and July 10, 2020

Net Sales-Consolidated

Net sales increased by $14,878 (35.7%) to $56,538 in the third twelve-week period of the 2021 fiscal year compared to the same twelve-week period in fiscal year 2020. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	8.1	3,615
Unit sales volume in pounds	25.9	11,608
Returns activity	0.4	51
Promotional activity	1.3	(396)
Increase in net sales	35.7	14,878

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $180 (2.2%) to $8,321 in the third twelve-week period of the 2021 fiscal year compared to the same twelve-week period in fiscal year 2020. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	0.9	79
Unit sales volume in pounds	2.1	184
Returns activity	0.9	69
Promotional activity	-1.7	(152)
Increase in net sales	2.2	180

17 of 27

The increase in net sales for the twelve-week period ended July 9, 2021, primarily relates to higher unit sales volume and to a lesser extent higher selling price per pound due to the gradual reopening of the economy from COVID-19 pandemic related restrictions. Other institutional Frozen Food Products sales, including sheet dough and rolls, increased 61% by volume and retail sales volume increased 8%. Demand is gradually returning in the foodservice sales channel as schools and in-dining restaurants are starting to reopen across the country after response to the COVID-19 pandemic. Returns activity decreased compared to the same twelve-week period in the 2020 fiscal year. Promotional activity was higher as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $14,698 (43.8%) to $48,217 in the third twelve-week period of the 2021 fiscal year compared to the same twelve-week period in fiscal year 2020. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	9.9	3,536
Unit sales volume in pounds	31.9	11,424
Returns activity	0.4	(18)
Promotional activity	1.6	(244)
Increase in net sales	43.8	14,698

Net sales of Snack Food Products increased due to higher unit sales volume through our direct store delivery distribution channel during the third quarter of fiscal year 2021. The weighted average selling price per pound increased compared to the same twelve-week period in the prior fiscal year due to selling price increases and reductions in packaging size. Returns activity was lower compared to the same twelve-week period in the 2020 fiscal year. Promotional offers decreased as a percentage of sales although there were higher sales to high-volume, high-promotion customers.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $14,899 (50.3%) to $44,527 in the third twelve-week period of the 2021 fiscal year compared to the same twelve-week period in fiscal year 2020. The gross margin decreased from 28.9% to 21.2% during the 2021 period.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	479	1.6	88
Snack Food Products Segment	14,420	48.7	3,797
Total	14,899	50.3	3,885

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $479 (8.9%) to $5,858 in the third twelve-week period of the 2021 fiscal year compared to the same twelve-week period in fiscal year 2020. Unit sales volume and gross overhead including hourly wages and benefits has increased which resulted in an increase to cost of products sold. The cost of purchased flour increased approximately $88 in the third twelve-week period of fiscal year 2021 compared to the same twelve-week period in fiscal year 2020. In our Frozen Food Products segment, the volume increases in retail and foodservice were not enough to mitigate an increase in overhead per case of product.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $14,420 (59.5%) to $38,669 in the third twelve-week period of the 2021 fiscal year compared to the same twelve-week period in fiscal year 2020 due to a substantial increase in sales volume. Meat commodity costs continued to rise during the third quarter of the 2021 fiscal year, significantly adding to the increase in cost of products sold. The cost of significant meat commodities increased approximately $3,797 in the third twelve-week period of fiscal year 2021 compared to the same period in fiscal year 2020. As a result, a net realizable value charge of $995 was recorded during the third twelve-week period of fiscal year 2021 after determining that the market value on some meat products was less than the costs associated with completion and sale of the product. Higher depreciation on processing equipment also impacted the cost of products sold.

18 of 27

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $3,107 (28.2%) to $14,144 in the third twelve-week period of fiscal year 2021 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	July 9, 2021	July 10, 2020	Increase (Decrease)
Product advertising	$2,210	$1,479	$731
Healthcare costs	635	87	548
Fuel	400	206	194
Travel	443	254	189
Other SG&A	10,456	9,011	1,445
Total - SG&A	$14,144	$11,037	$3,107

Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the third twelve-week period of fiscal year 2021. Healthcare costs have increased due to recent unfavorable claim activity. The increase in fuel expense was driven by per gallon fuel price increases compared to the prior year as a result of higher trends in petroleum markets. Travel expenses increased due to the gradual lifting of travel restrictions and stay-at-home orders in response to the COVID-19 pandemic. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher outside storage expense, repairs and maintenance, customer fines, display rack expense and postage costs.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $243 (10.0%) to $2,682 in the third twelve-week period of fiscal year 2021 compared to the same twelve-week period in the prior fiscal year. The overall increase in SG&A expenses outpaced the increase in sales volume due to higher product advertising including marketing programs and insertion orders, healthcare costs, fuel and equipment rental.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $2,864 (33.3%) to $11,462 in the third twelve-week period of fiscal year 2021 compared to the same twelve-week period in the prior fiscal year. Most of the increase was due to higher sales volume and to a lesser extent higher healthcare costs, increased fees paid under licensing agreements and higher travel and postage expenses.

Income Taxes-Consolidated

Income tax for the twelve weeks ended July 9, 2021, and July 10, 2020, was as follows:

	July 9, 2021	July 10, 2020
Benefit on income taxes	$(527)	$(1,279)

Effective tax rate	27.2%	-69.0%

We recorded a tax benefit of $527 for the twelve-week period ended July 9, 2021, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

Results of Operations for the Thirty-Six Weeks Ended July 9, 2021, and July 10, 2020

Net Sales-Consolidated

Net sales increased by $30,407 (23.2%) to $161,708 in the thirty-six-week period ended July 9, 2021, compared to the same thirty-six-week period in fiscal year 2020. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	2.7	3,772
Unit sales volume in pounds	19.3	27,253
Returns activity	0.5	449
Promotional activity	0.7	(1,067)
Increase in net sales	23.2	30,407

19 of 27

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $2,002 (7.0%) to $26,438 in the thirty-six-week period ended July 9, 2021, compared to the same thirty-six-week period in fiscal year 2020. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	1.4	452
Unit sales volume in pounds	-8.3	(2,639)
Returns activity	0.2	25
Promotional activity	-0.3	160
Decrease in net sales	-7.0	(2,002)

The decrease in net sales for the thirty-six-week period ended July 9, 2021, primarily relates to lower unit sales volume partially offset by a higher selling price per pound. The decrease in net sales was primarily driven by a significant decrease in volume to institutional customers partially offset by an increase in selling prices due to changes in product mix. Other institutional Frozen Food Products sales, including sheet dough and rolls, decreased 12% by volume while retail sales volume increased by 1%. Demand shifted from foodservice to retail sales channels as schools and in-dining restaurants closed across the country in response to the COVID-19 pandemic. Returns activity decreased compared to the same thirty-six-week period in the 2020 fiscal year. Promotional activity was higher as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $32,409 (31.5%) to $135,270 in the thirty-six-week period ended July 9, 2021, compared to the same thirty-six-week period in fiscal year 2020. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	3.0	3,321
Unit sales volume in pounds	27.3	29,892
Returns activity	0.7	424
Promotional activity	0.5	(1,228)
Increase in net sales	31.5	32,409

Net sales of Snack Food Products increased due to higher sales through our direct store delivery distribution channel during the thirty-six weeks of fiscal year 2021. The weighted average selling price per pound increased compared to the same thirty-six-week period in the prior fiscal year due to selling price increases and reductions in packaging size. Returns activity was lower compared to the same thirty-six-week period in the 2020 fiscal year. Promotional offers decreased as a percentage of sales due to higher sales to high-volume, high-promotion customers.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $33,254 (36.4%) to $124,559 in the thirty-six-week period ended July 9, 2021, year compared to the same thirty-six-week period in fiscal year 2020. The gross margin decreased from 30.5% to 23.0% during the 2021 period.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	(739)	-0.8	210
Snack Food Products Segment	33,993	37.2	6,477
Total	33,254	36.4	6,687

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $739 (3.8%) to $18,695 in the thirty-six-week period of the 2021 fiscal year compared to the same thirty-six-week period in fiscal year 2020. Decreased volume and changes in product mix were the primary contributing factors to this decrease. The cost of purchased flour increased approximately $210 in the thirty-six-week period of fiscal year 2021 compared to the same thirty-six-week period in fiscal year 2020. In our Frozen Food Products segment, the volume increases in retail have not been sufficient to offset the losses in foodservice and as a result, decreased volume has resulted in an increase in overhead per case of product.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $33,993 (47.3%) to $105,864 in the thirty-six-week period of the 2021 fiscal year compared to the same thirty-six-week period in fiscal year 2020 due to a substantial increase in sales volume. Meat commodity costs started to rise during the first and second quarters of the 2021 fiscal year with the highest commodity cost increases purchased during the third quarter of fiscal 2021, significantly adding to the increase in cost of products sold. The cost of significant meat commodities increased approximately $6,477 in the thirty-six-week period of fiscal year 2021 compared to the same period in fiscal year 2020. As a result, a net realizable value reserve of $1,561 was recorded during the thirty-six week period of the 2021 fiscal year after determining that the market value on some meat products was less than the costs associated with completion and sale of the product. Higher depreciation on processing equipment impacted the cost of products sold.

20 of 27

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $4,337 (11.8%) to $41,025 in the thirty-six-week period ended July 9, 2021, compared to the same thirty-six-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	36 Weeks Ended		Expense
	July 9, 2021	July 10, 2020	Increase (Decrease)
Wages and bonus	$17,255	$16,336	$919
Product advertising	5,384	4,473	911
Healthcare costs	2,024	1,354	670
Postage expense	501	239	262
Pension expense	574	349	225
Outside storage	501	276	225
Fuel	1,123	917	206
Travel	1,334	1,163	171
Other SG&A	12,329	11,581	748
Total - SG&A	$41,025	$36,688	$4,337

Higher sales commissions resulted in higher wages and bonus expenses in the thirty-six weeks of the 2021 fiscal year compared to the same period in the prior year. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the thirty-six weeks ended July 9, 2021. Healthcare costs have increased due to claim activity increasing as pandemic restrictions are lifted. Postage expense increased due to higher product shipments to customers. The increase in pension expense was due to lower pension discount rates being used to compute the future liability estimate. Outside storage costs to warehouse products prior to shipment increased due to reaching storage capacity at our new facility as a result of higher sales volume. The increase in fuel expense was driven by per gallon fuel price increases compared to the prior year as a result of higher cost trends in petroleum markets. Travel expenses increased due to the gradual lifting of travel restrictions and stay-at-home orders in response to the COVID-19 pandemic. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher customer fines, sales taxes and employee training expenses.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $763 (8.6%) to $8,097 in the thirty-six-week period of fiscal year 2021 compared to the same thirty-six-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower sales volume.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $5,100 (18.3%) to $32,928 in the thirty-six-week period of fiscal year 2021 compared to the same thirty-six-week period in the prior fiscal year. Most of the increase was due to higher sales volume.

Income Taxes-Consolidated

Income tax for the thirty-six-weeks ended July 9, 2021, and July 10, 2020, respectively, was as follows:

	July 9, 2021	July 10, 2020
Benefit on income taxes	$(669)	$(1,782)

Effective tax rate	28.0%	-49.0%

We recorded a tax benefit of $669 for the thirty-six-week period ended July 9, 2021, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

21 of 27

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We normally fund our operations from cash balances and cash flow generated from operations. We borrowed $18,450 during the first and second quarters of fiscal year 2020 to purchase specific equipment for our new Chicago processing facility. Additionally, we borrowed $6,000 under our line of credit with Wells Fargo during the first three quarters of fiscal year 2021 to fund operations. We borrowed an additional $3,000 under our line of credit on July 19, 2021. As of July 9, 2021, the Company had a book overdraft of $340. The book overdraft is recorded as a liability in accounts payable on the condensed consolidated balance sheet. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as the sale of business assets or mortgaging real estate, should those be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, performance of operating divisions and economic conditions of capital markets or circumstances related to the COVID-19 global pandemic. If we are unable to increase liquidity through the sale of assets or mortgaging real estate, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. Combined with the cash expected to be generated from the Company’s operations, income tax refunds of $7,291 and deferral of social security taxes, we anticipate that we will maintain sufficient liquidity to operate our business for a reasonable period of time and also complete the major plant expansion in Chicago, Illinois. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

Cash flows from operating activities for the thirty-six weeks ended:

	July 9, 2021	July 10, 2020
Net (loss) income	$(1,719)	$5,419

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	4,425	3,178
Provision for losses on accounts receivable	46	18
Increase in promotional allowances	742	(75)
Gain on sale of property, plant and equipment	(378)	(22)
Changes in operating working capital	(3,687)	(597)
Net cash (used in) provided by operating activities	$(571)	$7,921

For the thirty-six weeks ended July 9, 2021, net cash used in operating activities was $571, $8,492 less cash provided than during the same period in fiscal year 2020. The net decrease in cash provided by operating activities primarily relates to an increase in inventories of $5,221, a net loss of $1,719 and an increase in other non-current assets of $2,001 partially offset by receipt of refundable income taxes from the IRS of $3,407. During the thirty-six-week period ended July 9, 2021, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 98 days for the thirty-six-week period ended July 9, 2021. The cash conversion cycle was 65 days for the thirty-six-week period ended July 10, 2020. The decrease in the cash conversion cycle was due to accelerated payments on outstanding accounts receivable from Wal-Mart for approximately $8,800.

For the thirty-six weeks ended July 10, 2020, net cash provided by operating activities was $7,921 and primarily relates to a decrease in inventory of $4,887 and net income of $5,419 partially offset by an increase in prepaid expenses and other current assets of $8,300 and an increase in accounts receivable of $1,111. During the thirty-six-week period ended July 10, 2020, we did not contribute towards our defined benefit pension plan.

Cash flows from investing activities for the thirty-six weeks ended:

	July 9, 2021	July 10, 2020
Proceeds from sale of property, plant, and equipment	$128	$37
Proceeds from sale of assets in escrow	-	900
Additions to property, plant, and equipment	(6,842)	(15,257)
Net cash used in investing activities	$(6,714)	$(14,320)

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

22 of 27

The table below highlights additions to property, plant and equipment for the thirty-six weeks ended:

	July 9, 2021	July 10, 2020
Changes in projects in process	$4,244	$14,612
Building improvements	8	124
Direct store delivery and sales vehicles	1,223	99
Packaging lines	-	301
Computer software and hardware		7
Processing equipment	1,296	84
Furniture and fixtures	71	-
Communication systems	-	-
Quality control	-	23
Temperature control	-	7
Additions to property, plant, and equipment	$6,842	$15,257

Cash flows from financing activities for the thirty-six weeks ended:

	July 9, 2021	July 10, 2020
Payment of lease and right of use obligations	$(319)	$(40)
Proceeds from bank borrowings	6,000	18,450
Repayments of bank borrowings	(3,223)	(1,914)
Net cash (used in) provided by financing activities	$2,458	$16,496

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of July 9, 2021, 120,113 shares remained authorized for repurchase under the program.

The Company maintains a line of credit with Wells Fargo Bank, N.A. that extends through March 1, 2022. Under the terms of this line of credit, we may borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 2.0%. The line of credit has an unused commitment fee of 0.25% of the available loan amount. We borrowed $6,000 under this line of credit in $2,000 increments on December 2, 2020, April 27, 2021 and July 1, 2021, respectively, which remains outstanding as of July 9, 2021. We borrowed an additional $3,000 under this line of credit on July 19, 2021. The line of credit is presented under the current portion of non-current liabilities in the Condensed Consolidated Balance Sheets. The line of credit contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, and a fixed charge coverage ratio.

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo Bank, N.A. on each of December 19, 2019, March 5, 2020, and April 17, 2020 (collectively the Original Wells Fargo Loan Agreement and the subsequent agreements referred to as the “Wells Fargo Loan Agreements”) for a total of $33,450. Pursuant to the Wells Fargo Loan Agreements, we borrowed the following amounts.

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

The Company was in violation of the minimum quick ratio covenant which was subsequently waived (per letter dated August 12, 2021). The Company was in compliance with all other covenants under the Wells Fargo Loan Agreements as of July 9, 2021.

The Company has $4,553 in short-term and $21,345 in long-term, on secured equipment notes payable to Wells Fargo Bank, N.A., collateralized by equipment for the new Chicago processing facility.

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

23 of 27

Recently issued accounting pronouncements and regulations

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires a lessee to recognize assets and liabilities with lease terms of more than 12 months. Both capital and operating leases are to be recognized on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019 which is our first quarter of fiscal 2020. We have analyzed all lease transactions during fiscal year 2019 and 2020 to date. The Company elected not to reassess expired contracts or adjust comparative periods. The Company determined that no change to current accounting treatment is warranted for most transactions due to the underlying nature of our leases. In the case of month-to-month lease or rental agreements with terms of 12 months or less, the Company made an accounting policy election to not recognize lease assets and liabilities. The Company performed a detailed analysis and determined that the only indication of a long-term lease was its lease with Hogshed Ventures, LLC. The accounting treatment of this lease for warehouse storage included establishing a right-of-use asset and corresponding liability was recorded for the Company’s lease with Hogshed Ventures, LLC for property located at 40th Street in Chicago during the fourth quarter of fiscal 2020. The application of this pronouncement resulted in additional disclosures detailing our lease arrangements. The Company adopted this guidance during the first quarter of fiscal 2020 and it did not have a material impact on our consolidated financial statements.

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

The Audit Committee of the Board of Directors meets regularly with our financial management and counsel, and with the independent registered public accounting firm engaged by us. Internal accounting controls and the quality of financial reporting are discussed during these meetings. The Audit Committee has discussed with the independent registered public accounting firm matters required to be discussed by the auditing standards adopted or established by the Public Company Accounting Oversight Board. In addition, the Audit Committee and the independent registered public accounting firm have discussed the independent registered public accounting firm’s independence from the Company and its management, including the matters in the written disclosures required by Public Company Accounting Oversight Board Rule 3526 “Communication with Audit Committees Concerning Independence”.

24 of 27

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 9, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have considered the impact of federal, state, and local government actions related to the COVID-19 pandemic on our condensed consolidated financial statements. These business disruptions had a significant impact on our condensed consolidated financial statements for the thirty-six weeks ended July 9, 2021. We expect these events to have future business impacts, the extent of which is uncertain and largely subject to whether the severity worsens, or the duration of current business shutdowns continue.

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

On July 30, 2021, the Company executed the seventh amendment to the CRG Purchase Agreement, dated as of July 30, 2021, of the CRG Purchase Agreement. Under the original terms and conditions of the CRG Purchase Agreement, the closing of the sale of the Property to CRG would occur on the date that is thirty (30) days after CRG’s receipt of the necessary zoning approvals, but in any event no earlier than October 31, 2020, and no later than March 31, 2021. The first amendment dated as of April 10, 2020, extended the inspection period to June 1, 2020. The second amendment dated as of June 1, 2020, extended the inspection period to July 31, 2020, zoning period to February 1, 2021, and closing date to February 5, 2021. The third amendment dated July 31, 2020, further extended the inspection period to October 31, 2020, zoning period to April 30, 2021, and closing date to May 6, 2021. The fourth amendment dated November 2, 2020, further extended the inspection period to February 1, 2021, the zoning period to August 2, 2021, and closing date to August 31, 2021. The fifth amendment dated February 1, 2021, further extended the inspection period to May 1, 2021, the zoning period to November 1, 2021, and closing date to December 1, 2021. The sixth amendment dated April 28, 2021, further extended the inspection period to July 30, 2021, the zoning period to February 1, 2022, and closing date to March 1, 2022. The escrow account for the transaction has received $1,650 in earnest money deposits through April 16, 2021. The seventh amendment dated July 30, 2021, further extended the inspection period to September 30, 2021, the zoning period to March 30, 2022, and closing date to April 29, 2022. The seventh amendment also established that the parties acknowledged and agree that the purchaser shall commence demolition of certain portions of the improvements prior to the expiration of the inspection period and be diligently completed in a commercially reasonable manner on or prior to the closing date. The escrow account for the transaction has received $1,650 in earnest money deposits through July 9, 2021. We have received a total of $1,050 in total which is non-refundable earnest money through July 9, 2021, which is thus not part of restricted cash. An additional $75 of non-refundable earnest money had been received as of August 2, 2021, bringing that total to $1,125. The total amount of earnest money deposited in the escrow account since the inception of the CRG Purchase Agreement increased to $1,650 as of February 2, 2021 and reduced to $1,500 on July 30, 2021.

On February 15, 2021, our line of credit with Wells Fargo Bank, N.A. was increased to $15,000 with an unused commitment fee of 0.25% of the available loan amount. The amended line of credit expires March 1, 2022. Under the terms of this line of credit, we may borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 2.0%. The Company borrowed $2,000 under this line of credit during the first quarter of fiscal 2021, $4,000 during the second quarter of fiscal 2021 and had $6,000 borrowings outstanding as of July 9, 2021. The Company borrowed an additional $3,000 under this line of credit on July 19, 2021. The line of credit contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, and a fixed charge coverage ratio. The Company was in violation of the minimum quick ratio covenant which was subsequently waived (per letter dated August 12, 2021). The Company was in compliance with all other covenants under the Wells Fargo Loan Agreements as of July 9, 2021.

25 of 27

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).

26 of 27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: August 20, 2021	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

27 of 27