Form 10-K
period 2021-10-29
BRIDGFORD FOODS CORP
filed 2022-01-27
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 29, 2021

Commission file number: 000-02396

BRIDGFORD FOODS CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-1778176
(State of incorporation)	(I.R.S. Employer Identification No.)

1707 South Good-Latimer Expressway

Dallas, Texas 75226

(Address of principal executive offices)

(214) 428-1535

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

Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☐

The aggregate market value of voting stock held by non-affiliates of the registrant on April 16, 2021 was $26,203,000.

As of January 25, 2022, there were 9,076,832 shares of common stock outstanding.

Documents incorporated by reference. None.

PART I

Item 1. Business (dollars in thousands)

This Annual Report on Form 10-K (this “Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Bridgford Foods Corporation intends that such forward-looking statements be subject to the safe harbors created thereby. Readers are cautioned that such statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; supply chain constraints and resulting cost pressures, changes in, or failure to comply with, government regulations; weather conditions; construction schedules; relationships with customers and suppliers; statements regarding the anticipated impact of the COVID-19 pandemic; and other factors referenced in this Report.

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

COVID-19

We are monitoring and responding to the evolving nature of state and local government actions related to the COVID-19 pandemic and its impact on each of our production plant locations as well as our customer base. We coordinate with our local managers for the primary purpose of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities, and maintaining the liquidity of our business. We continue to experience multiple challenges related to the pandemic. These challenges may continue to increase our operating costs and negatively impact our sales volumes.

Operationally, we have faced temporary idling of production facilities to ensure team member safety. As a result, we have experienced lower levels of productivity and higher costs of production. This will likely continue at least for the short term until the effects of the pandemic diminish. Both of our business segments have experienced a shift in demand from foodservice to retail. During the second, third and fourth quarters of fiscal year 2021, the Frozen Food Products segment has seen a lessening of pandemic related restrictions on food service venues. In our Frozen Food Products segment, the recent sales volume increases in foodservice have not been sufficient to offset the losses in retail and as a result, we experienced decreased unit sales volume during fiscal 2021 in this segment. However, we were able to implement price increases on our products to cover higher input costs. Our Snack Food Products segment has experienced significant sales volume increases and commodity cost increases caused in part by supply and demand constraints related to reopening the economy from pandemic restrictions. The cost of significant meat commodities increased approximately $12,692 and the cost of purchased flour increased approximately $445 during fiscal year 2021 compared to fiscal year 2020.

● Team Members – The health and safety of our team members is our top priority. To protect our team members, we have implemented safety measures recommended by the Centers for Disease Control and Prevention (“CDC”) and the Occupational Safety and Health Administration (“OSHA”) in our facilities and have implemented social distancing, temperature checks of team members, increased efforts to deep clean and sanitize facilities, the use of protective face coverings in certain environments, and making protective face coverings and other protective equipment available to team members. We encourage team members who feel sick to stay at home and provide relaxed attendance policies in some instances. We continue to explore and implement additional ways to promote social distancing in our production facilities by creating additional breakroom space and allowing extra time between shifts to reduce interaction of team members, as well as erecting dividers between workstations or increasing the space between workers on the production floor.

● Customers and Production – The most significant impact from business shutdowns relates to channel shifts and lower production in our Frozen Food Products segment. We are committed to doing our best to ensure the continuity of our business and the availability of our products to customers. During the last three quarters of fiscal 2021, we have started to see a shift in demand from our retail to our foodservice sales channels as schools and in-dining restaurants begin to reopen across the country. Our production capabilities, including our large scale and geographic proximities, allow us to adapt some of our facilities to the changing demand by shifting certain amounts of production from retail to foodservice. In addition, our production facilities were experiencing varying levels of production impacts, including reduced volumes, worker absenteeism and temporary COVID-19-related closures at some of our production facilities and may continue to experience these impacts.

● Supply Chain – Our supply chain has stayed largely intact. Although we have experienced some minor disruptions, these events have not significantly impacted our production to date. We have experienced volatility in commodity inputs, in part due to impacts caused by COVID-19 related business disruptions, and we expect this volatility to continue, which may impact our future input costs. Commodity costs increased approximately $13,137 during fiscal year 2021 compared to fiscal year 2020.

● Insurance and CARES Act – Although we maintain insurance policies for various risks, we believe most COVID-19 impacts will not be covered by these policies. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments, and expanded income tax net operating loss carryback provisions. While we continue to examine the potential impacts of these actions, we anticipate new regulations related to federal income tax will have a significant impact on our financial statements and cash flow. Late in the second quarter of fiscal 2020 we began implementing the deferral of the employer portion of social security payments and intend to continue this deferral for the duration of its availability which will have a favorable impact on short-term liquidity. The deferral amount as of October 29, 2021, is approximately $1,511 with 50% due on December 31, 2021, and the remaining amount due on December 31, 2022.

● Liquidity – Operations used $5,992 in operating cash flows during the fifty-two weeks ended October 29, 2021. As of that date, we had approximately $44,638 of net working capital and $3,000 available under our revolving line of credit. On December 1, 2021, we expanded the revolving line of credit to $25,000 until June 15, 2022, upon which the credit limit will return to $15,000 for the balance of the term. Commodity price volatility or increases could adversely impact our business, financial condition including liquidity, and results of operations. Despite higher commodity costs, we may not be able to increase our product prices in a timely manner or sufficiently to offset increased commodity costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Higher product prices could potentially lower demand for our product and decrease volume. As of October 29, 2021, we have $1,065 of current debt on equipment loans. We entered into a bridge loan on August 30, 2021, for up to $25,000 which we plan to use to pay off the existing equipment loans as they come out of the lock out period and may be prepaid. As of October 29, 2021, we paid off $10,328 in equipment loans utilizing proceeds from the new bridge loan. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, performance of operating divisions, economic conditions of capital markets, or circumstances related to the COVID-19 global pandemic. If we are unable to increase liquidity through mortgaging real estate, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. Combined with the cash expected to be generated from the Company’s operations, income tax refunds of $6,156, receivable on life insurance of $2,205 partially offset by payment on deferral of social security taxes, we anticipate that we will maintain sufficient liquidity to operate our business for a reasonable period of time. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

Background of Business

Bridgford Foods Corporation (collectively with its subsidiaries, “Bridgford”, the “Company”, “we”, “our”), a California corporation, was organized in 1952. We originally began operations in 1932 as a retail meat market in San Diego, California and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat, and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. Currently, we are primarily engaged in the manufacturing, marketing, and distribution of an extensive line of frozen and snack food products throughout the United States. We have not been involved in any bankruptcy, receivership, or similar proceedings since inception nor have we been party to any merger, acquisition, etc. or acquired or disposed of any material amounts of assets during the past five years other than those discussed in Item 7 of this Report. Substantially all of our assets have been acquired in the ordinary course of business.

Description of Business

Bridgford currently operates in two business segments - the processing and distribution of frozen food products and the processing and distribution of snack food products. For information regarding the separate financial performance of the business segments refer to Note 7 of the Notes to Consolidated Financial Statements included in this Report.

The following table shows sales, as a percentage of consolidated sales, for each business segment during the last two fiscal years:

	2021	2020
Frozen Food Products	17%	21%
Snack Food Products	83%	79%
	100%	100%

We manufacture nearly all of our food products and distribute an extensive line of biscuits, bread dough items, roll dough items, dry sausage products and beef jerky. Our direct store delivery network consists of non-refrigerated snack food products. Our frozen food products division serves both food service and retail customers.

Although we have recently introduced several new products, most of these products have not contributed significantly to our revenue growth for fiscal year 2021. Our sales are not subject to material seasonal variations. Historically we have been able to respond quickly to the receipt of orders and, accordingly, do not maintain a significant sales backlog. Neither Bridgford nor its industry generally has unusual demands or restrictions on working capital items. During the last fiscal year, we did not enter into any new markets or any significant contractual or other material relationships other than amendments to the March 16, 2020 Purchase and Sale Agreement with CRG Acquisition, LLC on each of February 1, 2021, April 28, 2021 and July 30, 2021, relating to the sale of a parcel of land including an approximate 156,000 square foot four-story industrial building in Chicago, Illinois.

Availability of SEC Filings and Code of Conduct on Internet Website

We maintain an Internet website at www.bridgford.com. Available on this website, free of charge, are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto, and reports filed under Section 16 of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission. Our Code of Conduct is also available on the website.

Product Distribution Methods

Our products are delivered to customers using several distinct distribution channels. The distribution channel utilized is dependent upon the needs of our customers, the most efficient proximity to the delivery point, trade customs, and operating segment as well as product type, life, and stability. Among our customers are many of the country’s largest broadline and specialty food service distributors. These and other large-end purchasers occasionally go through extensive qualification procedures and our manufacturing capabilities are subjected to thorough review by the end purchasers prior to our approval as a vendor. Large-end purchasers typically select suppliers that can consistently meet increased volume requirements on a national basis during peak promotional periods. We believe that our manufacturing flexibility, national presence, and long-standing customer relationships should allow us to compete effectively with other manufacturers seeking to provide similar products to our current large food service end purchasers, although no assurances can be given.

The factors that contribute to higher or lower margins generated from each method of distribution depend upon the accepted selling price, level of involvement by our employees in setting up and maintaining displays, distance traveled, and fuel consumed by our company-owned fleet as well as freight and shipping costs depending on the distance the product travels to the delivery point. Management is continually evaluating the profitability of product delivery methods, analyzing alternate methods, and weighing economic inputs to determine the most efficient and cost-effective method of delivery to fulfill the needs of our customers.

Major Product Classes

Frozen Food Products

Our frozen food products division serves both food service and retail customers. We sell approximately 130 unique frozen food products through approximately 770 wholesalers, cooperatives, and distributors.

Frozen Food Products – Food Service Customers

The food service industry is composed of establishments that serve food outside the home and includes restaurants, the food operations of health care providers, schools, hotels, resorts, corporations, and other traditional and non-traditional food service outlets. Growth in this industry has been driven by the increase in away-from-home meal preparation, which has accompanied the expanding number of both dual income and single-parent households. Another trend within the food service industry is the growth in the number of non-traditional food service outlets such as convenience stores, retail stores and supermarkets. These non-traditional locations often lack extensive cooking, storage, or preparation facilities resulting in a need for pre-cooked and prepared foods similar to those we provide. The expansion in the food service industry has also been accompanied by the continued consolidation and growth of broadline and specialty food service distributors, many of which are long-standing customers. Orders from food service customers have started to increase as schools and in-dining restaurants start to reopen across the United States in response to the COVID-19 pandemic restriction changes.

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

Our annual advertising expenditures are directed towards retail and institutional customers. These customers participate in various special promotional and marketing programs and direct advertising allowances we sponsor. We also invest in general consumer advertising in various periodicals, and coupons to advertise in major markets. We direct advertising toward food service customers with campaigns in major industry publications and through our participation in trade shows throughout the United States. Our advertising strategy includes our presence on social media and online distribution of promotional material.

Snack Food Products

During fiscal year 2021, our snack food products division sold approximately 170 different items through customer-owned distribution centers and a direct-store-delivery network serving approximately 19,000 supermarkets, mass merchandise and convenience retail stores located in 49 states.

Products produced or distributed by the Snack Food Products segment are supplied to customers through either direct delivery to customer warehouses or direct-store-delivery to retail locations. We utilize customer managed warehouse distribution centers to lower distribution cost. Product delivered to the customer’s warehouse is then distributed to the store where it is resold to the end consumer. Our direct-store-delivery system focus emphasizes high quality service and supply of our premium branded product to our customers. We also provide the service of setting up and maintaining the display and restocking our products.

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

Snack Food Products — Sales and Marketing

Snack food products are distributed across the United States. Regional sales managers perform several significant functions including identifying and developing new business opportunities and providing customer service and support to our customers. We also utilize the services of brokers, where appropriate, to support efficient product distribution and customer satisfaction. We sponsor a fishing team which participates at the highest levels of both the Fishing League Worldwide (also known as the “FLW”) and Wild West Bass Trail.

Product Planning and Research and Development

We continually monitor the consumer acceptance of each product within our extensive product line. Individual products are regularly added to and deleted from our product line. Historically, the addition or deletion of any individual product has not had a material effect on our operations at fiscal yearend. We believe that a key factor in the success of our products is our system of carefully targeted research and testing of our products to ensure high quality and that each product matches an identified market opportunity. The emphasis in new product introductions in the past several years has been in single-serve items. We are constantly searching to develop new products to complement our existing product lines and improve processing techniques and formulas. We utilize an in-house test kitchen and consultants to research and experiment with unique food preparation methods, improve quality control and analyze new ingredient mixtures.

Competition

Our products are sold under highly competitive conditions. All food products can be considered competitive with other food products, but we consider our principal competitors to include national, regional, and local producers and distributors of refrigerated, frozen and non-refrigerated snack food products. Several of our competitors include large companies with substantially greater financial and marketing resources than ours. Existing competitors may broaden their product lines and potential competitors may enter or increase their focus on our markets, resulting in greater competition for us. We believe that our products compete favorably with those of our competitors. Such competitors’ products compete against ours for retail shelf space, institutional distribution, and customer preference.

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

To date, federal, state, and local environmental laws, and regulations, including those relating to the discharge of materials into the environment, have not had a material effect on our business.

Importance of Key Customers

Sales to Wal-Mart® comprised 35.7% of revenues in fiscal year 2021 and 5.5% of total accounts receivable was due from Wal-Mart® as of October 29, 2021. Sales to Wal-Mart® comprised 36.9% of revenues in fiscal year 2020 and 19.8% of total accounts receivable was due from Wal-Mart® as of October 30, 2020. Sales to Dollar General® comprised 14.5% of revenues in fiscal year 2021 and 35.9% of total accounts receivable was due from Dollar General® as of October 29, 2021. Sales to Dollar General® comprised 13.6% of revenues in fiscal year 2020 and 31.1% of total accounts receivable was due from Dollar General® as of October 30, 2020.

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

Employees

We had 699 employees (675 full-time employees) as of October 29, 2021, approximately 47% of whose employment relationship is governed by collective bargaining agreements. These agreements currently expire between March 2022 and February 2024. We believe that our relationship with all of our employees is favorable and that contracts will be settled favorably.

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

The food industry, and the markets within the food industry in which we compete, are subject to various risks, including the following: evolving consumer preferences, nutritional and health-related concerns, federal, state, and local food inspection and processing controls, consumer product liability claims, risks of product tampering, and the availability and expense of liability insurance. The meat and poultry industries are subject to scrutiny due to the association of meat and poultry products with recent outbreaks of illness, and on rare occasions even death, caused by food borne pathogens. Product recalls are sometimes required in the food industry to withdraw contaminated or mislabeled products from the market. Additionally, the failure to identify and react appropriately to changes in consumer trends, demands and preferences could lead to, among other things, reduced demand, and price reduction for our products. Further, we may be adversely affected by changes in domestic or foreign economic conditions, including inflation or deflation, interest rates, availability of capital markets, consumer spending rates, and energy availability and costs (including fuel surcharges). These and other general risks related to the food industry, if realized by us, could have a significant adverse effect on demand for our products, as well as the costs and availability of raw materials, ingredients, and packaging materials, thereby negatively affecting our operating results and financial position.

Fluctuations in commodity prices and the availability of raw materials could negatively impact our financial results.

We purchase large quantities of commodity pork, beef, and flour. Historically, market prices for products we process have fluctuated in response to a number of factors, including changes in the United States government farm support programs, changes in international agricultural and trading policies, weather, and other conditions during the growing and harvesting seasons. Our operating results are heavily dependent upon the prices paid for raw materials, as well as the available supply of commodities. The marketing of our value-added products does not lend itself to instantaneous changes in selling prices. In addition, if we increase prices to offset higher costs, we could experience lower demand for our products and sales volumes. Conversely, decreases in our commodity and other input costs may create pressure on us to decrease our prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Production and pricing of commodities, on the other hand, are determined by constantly changing market forces of supply and demand over which we have limited or no control. Such factors include, among other things, weather patterns throughout the world, outbreaks of disease, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural and energy policies of domestic and foreign governments. While fluctuations in significant cost structure components, such as ingredient commodities and fuel prices, have had a significant impact on profitability over the last three years, the impact of general price inflation on our financial position and results of operations has not been significant. However, current inflationary market conditions may have a negative impact on future earnings. Future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

We are subject to extensive government regulations and a failure to comply with such regulations could negatively impact our financial results.

Our operations are subject to extensive inspection and regulation by the USDA, FDA and by other federal, state, and local authorities regarding the processing, packaging, storage, transportation, distribution, and labeling of products that are manufactured, produced, and processed by us. Our processing facilities and products are subject to continuous inspection by the USDA and/or other federal, state, and local authorities. The USDA has issued strict regulations concerning the control of listeria monocytogenes in ready-to-eat meat and poultry products and contamination by food borne pathogens such as E. coli and salmonella and implemented a system of regulation known as the HACCP program. The HACCP program requires all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements. OSHA oversees safety compliance and establishes certain employer responsibilities to help “assure safe and healthful working conditions” and keep the workplace free of recognized hazards or practices likely to cause death or serious injury. We believe that we are currently in compliance with governmental laws and regulations and that we maintain necessary permits and licenses relating to our operations.

A failure to obtain or a loss of necessary permits and licenses could delay or prevent us from meeting current product demand and could adversely affect our operating performance. Furthermore, we are routinely subject to new or modified laws, regulations, and accounting standards. If found to be out of compliance with applicable laws and regulations in these or other areas, we could be subject to civil remedies, including fines, injunctions, recalls, or asset seizures, as well as potential criminal sanctions, any of which could have a significant adverse effect on our financial results.

We depend on our key management, the loss of which could negatively impact our operations.

Our executive officers and certain other key employees have been primarily responsible for the development and expansion of our business, and the loss of the services of one or more of these individuals could adversely affect us. Our success will be dependent in part upon our continued ability to recruit, motivate, and retain qualified personnel. We cannot assure that we will be successful in this regard. We have no employment or non-competition agreements with key personnel except for a consulting agreement with Allan L. Bridgford that became effective October 30, 2021 after his retirement from employment with our company.

Labor shortages and increased turnover or increases in employee and employee-related costs could have adverse effects on our profitability.

We have recently experienced increased labor shortages at some of our production facilities and other locations. While we have historically experienced some level of ordinary course turnover of employees, the COVID-19 pandemic and resulting actions and impacts have exacerbated labor shortages and increased turnover. A number of factors have had and may continue to have adverse effects on the labor force available to us, including reduced employment pools, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. Labor shortages and increased turnover rates within our team members have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our production facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

We depend on our major customers and any loss of such customers could have a negative impact on our profitability.

We could suffer significant reductions in revenues and operating income if we lost one or more of our largest customers, including Wal-Mart® and Dollar General®, which accounted for 35.7% and 14.5%, respectively, of sales in fiscal year 2021. Many of our customers, such as supermarkets, warehouse clubs, and food distributors have consolidated in recent years. Such consolidation has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories while demanding lower pricing and increased promotional programs. These customers also may use their shelf space for their own private label products. Failure to respond to these trends could reduce our volume and cause us to lower prices or increase promotional spending for our product lines which could adversely affect our profitability.

With more than 80% of our stock beneficially owned by the Bridgford family, there are risks that they can exert significant influence or control over our corporate matters.

Members of the Bridgford family beneficially own, in the aggregate, more than 80% of our outstanding stock. In addition, four members of the Bridgford family currently serve on the Board of Directors. As a result, members of the Bridgford family have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our shareholders, including amendments to by-laws, election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other shareholders and could depress our stock price. Additionally, as a result of the Bridgford family’s significant ownership of the outstanding voting stock, we have relied on the “controlled company” exemption from certain corporate governance requirements of the NASDAQ stock market. Therefore, among other things, we have elected not to implement the rule that provides for a nominating committee to identify and recommend nominees to the Board of Directors and have instead elected to have the full Board of Directors perform such function. Additionally, pursuant to this exemption, our compensation committee, which is made up of independent directors, does not have sole authority to determine the compensation of our executive officers, including our Chairman of the Board.

We participate in Multiemployer Pension Plans which could negatively impact our operations and profitability.

We participate in “multiemployer” pension plans administered by labor unions on behalf of their employees. We make monthly contributions for healthcare and pension benefit obligations. The contribution amount may change depending upon the ability of participating companies to fund these pension liabilities as well as the actual and expected returns on pension plan assets. Volatility in the capital markets or interest rates can impact the market value of plan assets and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to the pension plans in any year is dependent upon a number of factors, including minimum funding requirements. In addition, should we withdraw from the union and cease participation in a union plan, federal law could impose a penalty for additional contributions to the plan. The penalty would be recorded as an expense in the consolidated statement of operations. The ultimate amount of the withdrawal liability is dependent upon several factors including the funded status of the plan and contributions made by other participating companies. We continue to participate in other multiemployer union plans. In the event of a full or partial withdrawal from these plans, the impact to our financial statements could be material.

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

We have considered the impact of federal, state, and local government actions related to the COVID-19 pandemic on our Consolidated Financial Statements. The business disruptions associated with the pandemic had a significant negative impact on our Consolidated Financial Statements for the fiscal year ended October 29, 2021. We expect these events to have future business impacts, the extent of which is uncertain and largely subject to whether the severity worsens, or the duration of current business shutdowns continue. These impacts could include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. These unknowns may subject the Company to future risks related to long-lived asset impairments, increased reserves for uncollectible accounts, price and availability of ingredients and raw materials used in our products and adjustments to reflect the market value of our inventory.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own the following properties:

Property Location	Building Square Footage	Acreage
Anaheim, California *	100,000	5.0
Dallas, Texas *	94,000	4.0
Dallas, Texas *	30,000	2.0
Dallas, Texas *	16,000	1.0
Dallas, Texas *	3,200	1.5
Statesville, North Carolina *	42,000	8.0
Chicago, Illinois ** (1)	156,000	1.5
Chicago, Illinois **	177,000	8.0

*	- property used by Frozen Food Products Segment.
**	- property used by Snack Food Products Segment.
(1)	- demolition and sale pending.

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

Item 3. Legal Proceedings

No material legal proceedings were pending against us as of October 29, 2021, or as of the date of filing of this Report. We are likely to be subject to claims arising from time to time in the ordinary course of our business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on us. Any adverse litigation trends and outcomes could significantly and negatively affect our financial results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Dividend Data

Our common stock is traded on the Nasdaq Global Market under the symbol “BRID”.

As of January 25, 2022, there were 729 shareholders of record in our common stock.

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

Repurchases of Equity Securities by the Issuer

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. During fiscal years 2021 and 2020, we did not repurchase any shares of our common stock pursuant to our stock repurchase program previously authorized by the Board of Directors. As of October 29, 2021, 120,113 shares remained authorized for repurchase under the program.

Item 6. [Reserved]

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

Results of Operations (in thousands except percentages)

Fiscal Year Ended October 29, 2021 (52 weeks) Compared to Fiscal Year Ended October 30, 2020 (52 weeks)

Net Sales-Consolidated

Net sales in fiscal year 2021 increased $42,460 (21.4%) when compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	3.2	6,707
Unit sales volume in pounds	17.5	37,152
Returns activity	0.3	226
Promotional activity	0.4	(1,625)
Increase in net sales	21.4	42,460

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment in fiscal year 2021 increased $269 (0.7%) compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	3.4	1,540
Unit sales volume in pounds	-1.3	(571)
Returns activity	0.2	49
Promotional activity	-1.6	(749)
Increase in net sales	0.7	269

The slight increase in net sales for fiscal year 2021 primarily relates to higher selling prices per pound partially offset by lower unit sales volume. The increase in net sales was primarily driven by an increase in selling prices due to changes in product mix amid a decrease in sales volume to retail customers. Other institutional Frozen Food Products sales, including sheet dough and rolls, increased 16% by volume while retail sales volume decreased by 7%. Demand shifted from retail sales to foodservice sales channels as schools and in-dining restaurants began to slowly reopen across the United States following earlier shutdowns in response to the COVID-19 pandemic. Returns activity decreased compared to the 2020 fiscal year. Promotional activity was higher as a percentage of sales during the 2021 fiscal year.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment in fiscal year 2021 increased $42,191 (26.9%) compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	3.1	5,167
Unit sales volume in pounds	22.6	37,722
Returns activity	0.4	177
Promotional activity	0.8	(875)
Increase in net sales	26.9	42,191

Net sales of Snack Food Products increased due to higher sales through our direct store delivery distribution channel during fiscal year 2021. The weighted average selling price per pound increased due to selling price increases and reductions in packaging size. Returns activity was lower compared to the 2020 fiscal year. Promotional offers decreased as a percentage of sales due to higher sales to high-volume, high-promotion customers.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations increased by $50,594 (36.5%) compared to the prior fiscal year. The gross margin decreased from 30.1% to 21.4% during fiscal year 2021 compared to the prior fiscal year.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	1,860	1.3	445
Snack Food Products Segment	48,734	35.2	12,692
Total	50,594	36.5	13,137

Cost of Products Sold and Gross Margin–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $1,860 (6.7%) in fiscal year 2021 compared to the prior fiscal year. Higher direct distribution and production materials were the primary contributing factors to the increase. Higher flour commodity costs of approximately $445 contributed to the increase in costs of goods sold. The gross margin percentage decreased from 32.9% to 28.8% during fiscal year 2021 compared to the prior fiscal year.

Cost of Products Sold and Gross Margin–Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $48,734 (44.0%) compared to the prior fiscal year due primarily to a substantial increase in sales volume. Meat commodity costs increased during fiscal year 2021 adding to the increase in cost of products sold. The cost of meat commodities increased approximately $12,692 during fiscal year 2021 compared to the prior fiscal year. As a result, a net realizable value reserve of $2,353 was recorded during the fiscal year after determining that the market value on some meat products was less than the costs associated with completion and sale of the product. Higher depreciation on processing equipment impacted the cost of products sold. The gross margin earned in this segment decreased from 29.3% to 19.8% during fiscal year 2021 primarily as a result of higher commodity costs.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) in fiscal year 2021 increased $4,961 (9.0%) when compared to the prior fiscal year. The increase in this category did not directly correspond to the change in sales.

The table below summarizes the primary expense variances in this category:

	October 29, 2021 (52 Weeks)	October 30, 2020 (52 Weeks)	Expense Increase (Decrease)
Product advertising	$8,160	$6,714	$1,446
Wages and bonus	25,086	24,079	1,007
Healthcare costs	2,790	1,949	841
Other (income) expense	(508)	41	(549)
Pension expense	772	1,333	(561)
Fuel expense	1,738	1,301	437
Postage expense	778	417	361
Outside storage	736	431	305
Travel expense	1,963	1,649	314
Insurance expense	1,337	1,093	244
Other SG&A	17,275	16,159	1,116
Total - SG&A	60,127	55,166	4,961

Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during fiscal year 2021. Higher sales commissions resulted in higher wages and bonus expenses in the 2021 fiscal year compared to the 2020 fiscal year. Healthcare costs have increased due to claim activity increasing as pandemic restrictions are lifted. Other income increased due to an estimated gain on life insurance proceeds caused by the passing of a former executive employee during the fourth quarter of fiscal year 2021. The decrease in pension expense was due to higher pension discount rates being used to compute the future liability estimate. The increase in fuel expense was driven by per gallon fuel price increases compared to the prior year as a result of higher cost trends in petroleum markets. Postage expense increased due to higher product shipments to customers. Outside storage costs to warehouse products prior to shipment increased due to reaching storage capacity at our new facility as a result of higher sales volume. Travel expenses increased due to the gradual lifting of travel restrictions and stay-at-home orders which had been imposed in response to the COVID-19 pandemic. Insurance expense increased due to unfavorable market conditions, a change in coverage levels and unfavorable claims experience. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher customer fines, equipment rental, sales taxes and employee training expenses.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $840 (6.6%) compared to the prior fiscal year. The overall decrease in SG&A expenses was due to lower unit sales volume and profit-sharing accruals.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $5,801 (13.7%) during fiscal year 2021 compared to the prior fiscal year. Most of the increase was due to higher unit sales volume.

Gain on Sale of Property, Plant and Equipment

The gain during fiscal years 2021 and 2020 was due to the ordinary gain on disposal of assets.

Income Taxes

Income tax for fiscal years 2021 and 2020, respectively, was as follows:

	October 29, 2021	October 30, 2020
Benefit on income taxes	$(1,779)	$(2,193)

Effective tax rate	24.4%	-42.7%

We recorded a tax benefit of $1,779 and $2,193, for fiscal years 2021 and 2020, respectively, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective tax rate was 24.4% and -42.7% for fiscal years 2021 and 2020, respectively. The effective tax rate for fiscal year 2020 was impacted by the rate differential on our net operating loss carryback available under the CARES Act. In addition, the effective tax rates for fiscal years 2021 and 2020 were impacted by such items as non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes. (Refer to Note 4 of Notes to Consolidated Financial Statements for more information).

Liquidity and Capital Resources (in thousands except share amounts, percentages, and ratios)

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We normally fund our operations from cash balances and cash flow generated from operations. We borrowed $18,450 during the first and second quarters of fiscal year 2020 to purchase specific equipment for our new Chicago processing facility. Additionally, we borrowed $12,000 under our line of credit with Wells Fargo during fiscal year 2021 to fund operations. As of October 29, 2021, we had a book overdraft of $469. The book overdraft is recorded as a liability in accounts payable on the Consolidated Balance Sheet. On December 1, 2021, we expanded the revolving line of credit to $25,000 until June 15, 2022, at which time the credit limit will return to $15,000. Commodity price volatility or increases could adversely impact our business, financial condition including liquidity and results of operations. Despite higher commodity costs, we may not be able to increase our product prices in a timely manner or sufficiently to offset increased commodity costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Higher product prices could potentially lower demand for our product and decrease volume. As of October 29, 2021, we had $1,065 of current debt on equipment loans. We entered into a bridge loan on August 30, 2021 for up to $25,000, which we plan to use to pay off the existing equipment loans as they come out of the lock out period and may be prepaid. As of October 29, 2021, we paid off $10,328 in equipment loans utilizing proceeds from the new bridge loan.

Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, the performance of operating divisions and economic conditions of capital markets, or circumstances related to the COVID-19 global pandemic. If we are unable to increase liquidity through mortgaging real estate, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. Combined with the cash expected to be generated from the Company’s operations, income tax refunds of $6,156 and deferral of social security taxes, we anticipate that we will maintain sufficient liquidity to operate our business for a reasonable period of time. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

Cash flows from operating activities:

	October 29, 2021 (52 Weeks)	October 30, 2020 (52 Weeks)

Net (loss) income	$(5,503)	$7,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,669	5,514
Provision for (recovery of) losses on accounts receivable	125	(8)
Provision for (reduction in) promotional allowances	319	(423)
Gain on sale of property, plant and equipment	(504)	(58)
Deferred income taxes, net	1,063	6,385
Operating assets and liabilities	(8,161)	(8,816)
Net cash (used in) provided by operating activities	$(5,992)	$9,917

For the fifty-two weeks ended October 29, 2021, net cash used in operating activities was $5,992, a decrease of $15,909 compared to the fifty-two weeks ended October 30, 2020. The decrease in net cash provided by operating activities primarily related to an increase in inventory of $7,475, a net loss of $5,503 and higher accounts receivable of $1,010, partially offset by a decrease in refundable income taxes and deferred taxes of $1,454. During fiscal year 2021, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 74 days for the fifty-two weeks ended October 29, 2021, and 66 days for the fifty-two weeks ended October 30, 2020.

For the fifty-two weeks ended October 30, 2020, net cash provided by operating activities was $9,917. The result was primarily related to higher net income, an increase in accounts payable and deferred income taxes, partially offset by an increase in inventory and accounts receivable. During fiscal year 2020, we did not contribute towards our defined benefit pension plan.

Cash used in investing activities:

	October 29, 2021 (52 Weeks)	October 30, 2020 (52 Weeks)
Proceeds from sale of property, plant and equipment	$520	$39
Proceeds from deposits in escrow	(750)	1,125
Additions to property, plant and equipment	(6,239)	(24,482)
Net cash used in investing activities	$(6,469)	$(23,318)

Expenditures for property, plant and equipment include the acquisition of equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. In general, we capitalize the cost of additions and improvements and expense the cost of repairs and maintenance. We may also capitalize costs related to improvements that extend the life, increase the capacity, or improve the efficiency of existing machinery and equipment. Specifically, capitalization of upgrades of facilities to maintain operating efficiency include acquisitions of machinery and equipment used on packaging lines and refrigeration equipment used to process food products. Proceeds from deposits in escrow of $1,650 relate to the pending sale of a parcel of land including an approximate 156,000 square foot four-story industrial food processing building located at 170 N. Green Street in Chicago, Illinois. As of October 29, 2021, we have received a total of $1,650 in deposits in escrow less $1,275 received as non-refundable earnest money.

The table below highlights the additions to property, plant and equipment for the fifty-two weeks ended:

	October 29, 2021 (52 Weeks)	October 30, 2020 (52 Weeks)
Building improvements	$61	$4,669
Furniture and fixture	94	208
Temperature control	31	446
Processing equipment	5,586	29,466
Packaging lines	348	324
Vehicles for sales and/or delivery	1,288	704
Quality control and communication systems	43	24
Computer software and hardware	18	96
Forklifts	9	-
Change in projects in process	(1,239)	(11,455)
Additions to property, plant and equipment	$6,239	$24,482

Expenditures for additions to property, plant and equipment during the fifty-two weeks ended October 29, 2021, include projects in process of $553 related to the new facility in Chicago.

Cash provided by financing activities:

	October 29, 2021 (52 Weeks)	October 30, 2020 (52 Weeks)
Payment of capital lease obligations	$(538)	$(24)
Proceeds from bank borrowings	12,000	18,450
Repayments of bank borrowings	(4,053)	(3,076)
Net cash provided by financing activities	$7,409	$15,350

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we were authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of the end of fiscal year 2021, 120,113 shares remained authorized for repurchase under the program.

The Company leases three long-haul trucks pursuant to six-year leases that expire in 2025. Amortization of equipment under capital lease was $83 in 2021. The Company also leased one long-haul truck for $40 during fiscal year 2020, and that lease term is two years.

The following table reflects major components of our line of credit and borrowing agreements as of October 29, 2021 and October 30, 2020.

	October 29, 2021	October 30, 2020

Revolving credit facility	$12,000	$-
Equipment notes:
4.13% note due 12/24/25, out of lockout 12/26/20	-	5,823
3.98% note due 04/21/26, out of lockout 04/23/21	-	6,145
3.70% note due 12/21/26, out of lockout 12/23/21	2,901	3,393
3.29% note due 03/05/27, out of lockout 03/06/22	5,951	6,940
3.68% note due 04/16/27, out of lockout 04/17/22	5,888	6,821
SOFR plus 2.00% bridge loan due 03/01/23	10,329	-
Total debt	37,069	29,122
Less current debt	(1,065)	(4,430)
Total long-term debt	$36,004	$24,692

Revolving Credit Facility

We maintain a line of credit with Wells Fargo Bank, N.A. that extends through March 1, 2022 (extended to March 1, 2023, per expanded line of credit signed December 1, 2021). As of October 29, 2021, under the terms of this line of credit, we may borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 2.0%. The line of credit has an unused commitment fee of 0.25% of the available loan amount. We borrowed $2,000 under this line of credit on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021 and $3,000 on October 15, 2021, for a combined total of $12,000. The line of credit is presented under non-current liabilities in the Consolidated Balance Sheets. On December 1, 2021, Wells Fargo Bank, N.A. expanded our line of credit to $25,000 through June 15, 2022, upon which the credit limit will return to $15,000 for the balance of the term. Under the terms of this expanded line of credit, we may borrow up to $25,000 at an interest rate equal to the bank’s prime rate or secured overnight financing rate (SOFR) plus 2.0%. Under the amended line of credit, the benchmark interest rate of LIBOR has been transitioned to SOFR which could impact the cost of credit and alter the value of debt and loans. We borrowed an additional $2,000 on November 1, 2021, and $2,000 on December 16, 2021. Refer to Note 1 – Subsequent Events of the Notes to Consolidated Financial Statements included in this Report for further information.

Equipment Notes Payable

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo Bank, N.A. on each of December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”). Pursuant to the Wells Fargo Loan Agreements, we owe the amounts as stated in the table above.

Bridge Loan

On August 30, 2021, we entered into a loan commitment note for a bridge loan of up to $25,000 which we plan to use to pay off the existing equipment loans as they come out of the lock out (dates detailed in the table above). The outstanding principal balances of the bridge loan shall be due and payable in full on the earlier of the following dates (1) August 31, 2023 or (2) one Federal Reserve business day after the closing of the transactions contemplated under that certain Purchase and Sale Agreement dated March 16, 2020, as amended, between Bridgford Foods Processing Corporation and CRG Acquisition, LLC (the “March 2020 Purchase and Sale Agreement”). As of October 29, 2021, we prepaid $10,328 in equipment loans (equipment loans 4.13% and 3.98% above) utilizing proceeds from the new bridge loan. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not incur any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial. On January 12, 2022, we paid off $2,778 of equipment loans (equipment loan 3.70% above) utilizing proceeds from the new bridge loan. Refer to Note 1 - Subsequent Events of Notes to Consolidated Financial Statements included in this Report for further information.

Loan Covenants

The Wells Fargo Loan Agreements contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than .85 to 1.0 at each fiscal quarter end,
●	Fixed Charge Coverage Ratio not less than 1.25 to 1.0 as of each fiscal quarter end, determined on a trailing 4-quarter basis, and
●	Capital Expenditures less than $5,000.

The Company was in violation of the capital expenditure covenant and fixed charge coverage ratio which were subsequently waived (per letter dated January 25, 2022). The Company was in compliance with all other covenants under the Wells Fargo Loan Agreements as of October 29, 2021.

Aggregate contractual maturities of debt in future fiscal years are as follows as of October 29, 2021:

Fiscal Years	Debt Payable
2022	$1,065
2023	$23,761
2024	$2,588
2025	$2,681
2026-2027	$6,974

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

Management is of the opinion that our strong financial position and our capital resources are sufficient to provide for our operating needs and capital expenditures for fiscal year 2022.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements within the meaning of Item 303(b) of Regulation S-K.

Contractual Obligations

Except as described above, we had no other debt or other contractual obligations within the meaning of Item 303(b) of Regulation S-K, as of October 29, 2021.

Our expected future liability related to construction of the new Chicago processing facility is approximately $3,006 as of October 29, 2021.

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

Recently Issued Accounting Pronouncements and Regulations

Various accounting standard-setting bodies have been active in soliciting comments and issuing statements, interpretations, and exposure drafts. For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

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

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation and under the supervision of our Chairman of the Board and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on this evaluation, the Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Report in their design and operation to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, and recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms to allow timely decisions regarding required disclosures.

Our management, including our Chairman of the Board and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Section 404 of the Sarbanes-Oxley Act of 2002

In order to comply with the Sarbanes-Oxley Act of 2002, we have undertaken and continue a comprehensive effort, which includes the documentation and review of our internal controls. In order to comply with the Sarbanes-Oxley Act, we centralized most accounting and many administrative functions in an effort to control the cost of maintaining our control systems.

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

Management assessed the effectiveness of our internal control over financial reporting for our fiscal year ended October 29, 2021. Based on management’s assessment and the above-referenced criteria, management believes that the internal control over financial reporting for our fiscal year ended October 29, 2021 was effective.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors

The following table and biographical summaries set forth, with respect to each director serving as of October 29, 2021, his or her age, his or her principal occupation and the year in which he or she first became a director of the Company. The directors of the Company are elected annually to serve until the next annual meeting of the shareholders or until their respective successors are elected and duly qualified.

Name	Age	Principal Occupation	Year First Became a Director
William L. Bridgford	67	Vice President and Chairman of the Executive Committee (1)(4)(5)	2004
Michael W. Bridgford	40	Chairman of the Board and Member of the Executive Committee (4)(5)(8)	2021
Allan L. Bridgford, Sr.	86	Retired Vice President and Chairman of the Executive Committee (1)(4)(6)	1952
Todd C. Andrews	56	Retired Vice President and Controller of Public Storage (2)(3)(4)	2004
Raymond F. Lancy	68	Chief Financial Officer, Executive Vice President, Treasurer and Member of the Executive Committee (4)	2013
Keith A. Ross	59	Real Estate Consultant (4)	2016
Mary Schott	60	Financial Executive Services Consultant (2)(3)(4)	2019
D. Gregory Scott	65	Managing Director of Peak Holdings, LLC (2)(3)(4)	2006
John V. Simmons	66	Vice President and Member of the Executive Committee (4)(7)	2011
Baron R. H. Bridgford II	39	President and Member of the Executive Committee (4)(7)	2021

(1)	William L. Bridgford is the nephew of Allan L. Bridgford, Sr.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.
(4)	Member of the Nominating Committee.
(5)	Effective October 30, 2021, Michael W. Bridgford succeeded William L. Bridgford as Chairman of the Board and William L. Bridgford was appointed Vice President and Chairman of the Executive Committee. William L. Bridgford also continues to serve as a director.
(6)	Effective October 29, 2021, Allan L. Bridgford, Sr. retired from his positions as a Vice President and Chairman of the Executive Committee, but remains as a director and will continue to provide consulting services to the Company.
(7)	Effective October 30, 2021, Baron R.H. Bridgford II succeeded John V. Simmons as President of the Company and Mr. Simmons was appointed Vice President. Mr. Simmons also continues to serve as a director and member of the Executive Committee.
(8)	Michael W. Bridgford is the son of William L. Bridgford.

Directors

William L. Bridgford

William L. Bridgford served as Chairman of the Board from March of 2006 to October 30, 2021. He is currently Vice President and Chairman of the Executive Committee. He previously served as President of the Company from June of 2004 until March of 2006, and Secretary of the Company for more than five years. Mr. Bridgford has been a full-time employee of the Company since 1981. He has also served as a member of the Executive Committee since 2004. Mr. Bridgford is a graduate of California State University, Fullerton with a degree in Business Management.

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

Michael W. Bridgford

Michael W. Bridgford was appointed as Chairman of the Board and a member of the Executive Committee in October of 2021. He previously served as Vice President of the Company from March of 2015 until November of 2021 and as Assistant Secretary of the Company from March of 2007 until November of 2021. Mr. Bridgford has been a full-time employee of the Company since 2002. He graduated from Vanguard University in 2004 with a degree in Business with an emphasis in Organizational Management.

Mr. Bridgford brings a wide range of experience to the Board. He has overseen sandwich and lunch meat production in the Anaheim and Frozen-Rite plants, led the Anaheim Deli Route division, worked as a Regional Sales Manager in the Frozen Foods division, and most recently been responsible for leading the entire Frozen Foods division’s sales efforts. He also has extensive experience controlling inventory, administering payroll, managing employees, and working with customers. The Board believes his experience working in and managing various divisions of the Company since 2002 make him well-equipped to oversee both the sales efforts and the processing operations of the Company. The Board believes these skills and experiences qualify him to serve as a member of the Board.

Allan L. Bridgford, Sr.

Allan L. Bridgford, Sr. served as Vice President and Chairman of the Executive Committee from 2011 until is retirement from employment effective October 29, 2021. Mr. Bridgford retired from the Board in October 2011 and was reappointed to the Board in August 2019. He previously served as Senior Chairman of the Board from March of 2006 to October of 2011. From March of 1995 through March of 2006, Mr. Bridgford served as Chairman of the Board. He has been an employee of the Company since 1957, and reduced his work schedule to 80% in March of 2000, 60% in March of 2005 and 50% in November 2014. Mr. Bridgford’s base compensation was reduced by the same percentage as his regular work schedule reduction. Mr. Bridgford has also served as a member of the Executive Committee since 1972. He is a graduate of Stanford University with a degree in Economics.

Mr. Bridgford is one of the principal owners of Bridgford Industries Inc., the Company’s majority shareholder. He has extensive knowledge of the Company’s business and experience in the food industry developed during his long tenure with the Company. The Board believes he is qualified to serve as a director based on these experiences as well as his other valuable attributes and skills.

Todd C. Andrews

Todd C. Andrews is a Certified Public Accountant (inactive) and retired in April 2021 as Senior Vice President and Controller of Public Storage, a member of the S&P 500, headquartered in Glendale, California. Mr. Andrews had been employed by Public Storage since 1997. Mr. Andrews graduated cum laude with a Bachelor of Science degree in Business Administration with an emphasis in accounting and finance from California State University, Northridge, and received an Elijah Watt Sells award with high distinction on the November 1988 CPA exam.

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

Mary Schott

Mary Schott is currently working as a consultant in the financial services industry. Previously, she was Chief Financial Officer and Corporate Secretary of California Commerce Club, Inc., a privately held gaming and hospitality company, for which she had served from March 2014 through January 2020. Prior to California Commerce Club, Ms. Schott served as Chief Financial Officer of San Manuel Band of Mission Indians, a sovereign American Indian tribe, and Chief Accounting Officer of First American Title Insurance Company, a publicly traded financial services company. Ms. Schott holds an EMBA from Claremont Graduate University and a bachelor’s degree in Accounting from Cal Poly Pomona University. She is also a Certified Public Accountant (active) and a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

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

John V. Simmons

John V. Simmons served as President of the Company and member of the Executive Committee from 2006 to November 2021. He is currently Vice President and member of the Executive Committee. He previously served as Vice President of the Company for more than five years. Mr. Simmons earned a B.A. degree in Psychology from the University of Wisconsin.

Mr. Simmons has extensive knowledge and experience in the areas of marketing, product research and development, trade relations and operations developed as an employee of the Company since 1979. The Board believes these skills and experiences qualify him to serve as a member of the Board.

Baron R. H. Bridgford II

Baron R. H. Bridgford II is serving his first year as President of the Company and member of the Executive Committee. He previously served as Vice President of the Chicago Meat Snack division from 2008 to 2021 and works closely in the Chicago plant with his father, Baron Bridgford Sr., and brothers, Brian and Richard Bridgford. Mr. Bridgford earned a Bachelor of Science in Business Administration from the University of Colorado.

Mr. Bridgford is a member of the fourth generation of the Bridgford family and has worked for the Company throughout its operations from an early age. He served as a DSD route driver and Route Specialist during the early part of his career, gaining hands-on experience with the Company’s unique DSD distribution model. He has worked closely with Senior Vice President Chris Cole making headquarter calls on our largest customers. In addition to retail headquarter calls, Mr. Bridgford has developed and grown the Company’s co-packing and warehouse business out of the Chicago plant. The Board believes these skills and experiences qualify him to serve as a member of the Board.

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

Identification of Executive Officers

The names, ages, and positions of all our executive officers as of January 25, 2022, are listed below. Officers are normally appointed annually by the Board of Directors at their meeting immediately following the annual meeting of shareholders. Four executive officers are full-time employees of our company. Raymond F. Lancy reduced his work schedule to 80% as of October 30, 2021. There are no agreements or understandings pursuant to which any of the executive officers was or is selected to serve as an executive officer.

Name	Age	Position(s) with our company
William L. Bridgford (1)(2)(3)	67	Vice President and Chairman of the Executive Committee
John V. Simmons (4)	66	Vice President and member of the Executive Committee
Raymond F. Lancy	68	Chief Financial Officer, Executive Vice President, Treasurer, and member of the Executive Committee
Michael W. Bridgford (2)(3)	40	Chairman of the Board and member of the Executive Committee
Baron R. H. Bridgford II (4)	39	President and member of the Executive Committee

(1)	William L. Bridgford is the nephew of Allan L. Bridgford, Sr director.
(2)	Effective October 30, 2021, Michael W. Bridgford succeeded William L. Bridgford as Chairman of the Board and was also appointed as a member of the Executive Committee. Effective the same date, William L .Bridgford was appointed as Vice President and Chairman of the Executive Committee.
(3)	Michael W. Bridgford is the son of William L. Bridgford.
(4)	Effective October 30, 2021, Baron R.H. Bridgford II succeeded John V. Simmons as President of the Company and was also appointed as a member of the Executive Committee. Effective the same date, John V. Simmons was appointed Vice President and will continue serving as a member of the Executive Committee.

Audit Committee

The Audit Committee currently consists of three members, including Ms. Schott (Chairperson) and Messrs. Andrews and Scott. The Audit Committee has been established in accordance with the rules and regulations of the SEC and each of the current members of the Audit Committee is an “independent director” as defined in Rule 5605(c)(2) of the NASDAQ Listing Rules. In addition, the Board has determined that each of Messrs. Andrews and Scott, and Ms. Schott qualify as “audit committee financial experts” as such term is used in the rules and regulations of the SEC.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Overview

This section provides information regarding the compensation paid to the Company’s “named executive officers” or “NEOs,” all of whom are members of the Executive Committee. The Company has historically been and continues to be principally managed by the Executive Committee. The Executive Committee, as a unit, serves as the Company’s “Chief Executive Officer.” For fiscal year 2021, the Executive Committee consisted of the following four members:

●	Allan L. Bridgford, Sr., Vice President and Chairman of the Executive Committee
●	William L. Bridgford, Chairman of the Board (Principal Executive Officer)
●	John V. Simmons, President
●	Raymond F. Lancy, Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

For fiscal year 2022, the Executive Committee consists of the following five members

●	William L. Bridgford, Vice President and Chairman of the Executive Committee
●	Michael W. Bridgford, Chairman of the Board (Principal Executive Officer)
●	Baron R.H. Bridgford II, President
●	John V. Simmons, Vice President
●	Raymond F. Lancy, Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

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

Role of the Compensation Committee

The compensation of all NEOs and other executive officers is determined by the Compensation Committee. The Compensation Committee met one time during fiscal year 2021. The primary responsibilities of the Compensation Committee include, without limitation, the following:

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

For fiscal year 2021, the Compensation Committee set a base salary of $5,713 per week for each Executive Committee member, reduced on a pro-rata basis for any member working less than a full-time schedule. This base salary amount is unchanged compared to fiscal year 2020.

Discretionary Cash Bonuses

The Company’s policy is to make a significant portion of each NEO’s total compensation contingent upon the Company’s financial performance. The Compensation Committee believes that the payment of cash bonuses based on the Company’s financial success allows the Company to offer a competitive total compensation package despite relatively lower base salaries, while aligning a significant portion of executive compensation with the achievement of positive Company financial results. However, while the payment of these cash bonuses to the NEOs is generally correlated with the achievement of positive Company financial results, there are no specific performance targets communicated to the NEOs in advance, and the bonuses are ultimately paid at the discretion of the Compensation Committee after receiving input from the Chairman of the Board. For the fiscal year ended October 29, 2021, discretionary bonuses were awarded to the members of the Company’s Executive Committee as disclosed in detail in the Summary Compensation Table.

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

The Company provides post-retirement healthcare benefits for certain executives and their spouses (who are within fifteen years of age of the employee) who have reached normal retirement age. This coverage is secondary to Medicare. Coverage for spouses continues upon the death of the employee. The maximum benefit under the plan is $100,000 per year per retiree. The combined loss on this plan during fiscal year 2021 was $12,000 for all active and retired participants.

The Company paid life and disability insurance premiums on policies for John V. Simmons under which he is the named owner and beneficiary. No further premiums are due on these policies.

Employment Agreements

The Company currently does not have any employment agreements with any of its NEOs. However, on August 12, 2019, the Company entered into a consulting agreement with Allan L. Bridgford, Sr., pursuant to which the Company has engaged Mr. Bridgford to provide consulting services to the Company, which commenced effective October 30, 2021 upon his retirement from employment with the Company on October 29, 2021. Under the terms of the consulting agreement, Mr. Bridgford will provide to the Company consulting services, including, but not limited to, business development and strategic partnering, commencing on the date of his retirement and until such agreement is terminated by either party upon at least thirty (30) days’ notice to the other party. Mr. Bridgford will be compensated at a rate of $20,833.33 per month and will be reimbursed for all reasonable out of pocket expenses incurred in rendering such services.

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

Tax and Accounting Implications

The Compensation Committee is responsible for considering the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which in fiscal year 2021 provided that it could not deduct compensation of more than $1,000 that is paid to its executive officers. The Company believes that the compensation paid under the current management incentive programs is fully deductible for federal income tax purposes. In certain situations, the Compensation Committee may approve compensation that will not meet the requirements for deductibility in order to ensure competitive levels of compensation for its executives and to meet its obligations under the terms of various incentive programs. However, the issue of deductibility has not come before the Compensation Committee in recent years and is not expected to be a concern for the foreseeable future.

Summary Compensation Table

The table below provides summary information concerning cash and certain other compensation paid to or accrued for the Company’s NEOs during fiscal years 2021 and 2020, respectively. Each of the NEOs named below were also members of the Executive Committee during the referenced periods, which Committee acts in the capacity of Chief Executive Officer of the Company. See “Compensation Discussion and Analysis” for further discussion of compensation arrangements pursuant to which the amounts listed in the table below were paid or awarded and the criteria for such payment or award.

Name and Principal Position	Year	Base Salary($)(1)	Bonus($)	Stock Awards($)(2)	Option Awards($)(3)	Non-Equity Incentive Plan Compensation($)(4)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings($)(5)	All Other Compensation($)(6)	Total($)
Allan L. Bridgford,	2021	148,525	_	_	_	_	_	8,000	156,525
Sr. Vice President	2020	148,525	97,440	_	_	_	_	8,000	253,965
William L. Bridgford	2021	297,050	_	_	_	_	-	19,600	316,650
Chairman of the Board	2020	297,050	194,877	_	_	_	156,829	19,600	668,356
John V.	2021	297,050	_	_	_	_	9.351	19,600	326,001
Simmons President	2020	297,050	194,877	_	_	_	55,343	19,600	566,870
Raymond F. Lancy	2021	297,050	_	_	_	_	_	19,600	316,650
Chief Financial Officer	2020	297,050	194,877	_	_	_	93,052	19,600	604,579

(1)	Fiscal years 2021 and 2020 were each 52 weeks.
(2)	The Company did not grant any stock awards to any of the NEOs during fiscal years 2021 or 2020.
(3)	The Company did not grant any option awards to any of the NEOs during fiscal years 2021 or 2020.
(4)	The Company did not utilize any non-equity incentive plans in order to pay compensation to its NEOs in fiscal years 2020 or 2021. While it is the Company’s policy to provide each of the NEOs with an opportunity to earn cash bonuses that are correlated with the Company’s financial performance, the payment of the bonuses are ultimately subject to the discretion of the Compensation Committee. See “Compensation Discussion and Analysis – Total Compensation for Executive Officers – Discretionary Cash Bonuses.”
(5)	This column includes the aggregate positive change in actuarial present value of each NEO’s accumulated benefit under all defined benefit and supplemental pension plans. In accordance with SEC rules, to the extent the aggregate change in present value of all defined benefit and supplemental pension plans for a particular fiscal year would have been a negative amount, the amount has instead been reported as $0 and the aggregate compensation for the NEO in the “Total” column has not been adjusted to reflect the negative amount. In addition, to the extent that the change in present value of any particular defined benefit or supplemental pension plan for a particular year was a negative amount, the negative amount has not been used to offset the positive change in present value associated with the other applicable defined benefit or supplemental pension plans. The aggregate change in the present value of the non-qualified deferred compensation plan and pension and retirement benefits for the NEOs in fiscal years 2021 and 2020 was as follows: (i) for fiscal year 2021, Allan L. Bridgford, Sr. (-$45,148), William L. Bridgford (-$47,388), John V. Simmons ($9,351), and Raymond F. Lancy (-$32,336), and (ii) for fiscal year 2020, Allan L. Bridgford, Sr. (-$54,499), William L. Bridgford ($64,770), John V. Simmons ($55,343), and Raymond F. Lancy ($993).
(6)	Consists of matching contributions of the Bridgford Foods Retirement Savings 401(k) plan made by the Company on behalf of each of the NEO’s, except Allan L. Bridgford, Sr. and an $8,000 payment to offset the negative impacts arising from the cancellation of supplemental executive health benefits. In addition, in fiscal year 2020, the amounts including matching contributions to the Bridgford Foods Retirement Savings 401(k) plan made by the Company on behalf of each of the NEOs, except Allan L. Bridgford, Sr., and an $8,000 payment to offset the negative impacts arising from the cancellation of supplemental executive health benefits.

Narrative to Summary Compensation Table

See “Compensation Discussion and Analysis” for further discussion of compensation arrangements pursuant to which amounts listed under the Summary Compensation Table were paid or awarded and the criteria for such payment or award.

Grants of Plan-Based Awards

There were no stock options, restricted stock, restricted stock units or equity or non-equity-based performance awards granted to the Company’s NEOs during fiscal years 2021 or 2020. The Company’s 1999 Stock Incentive Plan expired by its own terms on April 29, 2009 and no additional stock options or restricted stock may be granted thereunder.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding options or stock awards held by any NEOs as of October 29, 2021.

Option Exercises and Stock Vested

There were no shares acquired upon the exercise of stock options or vesting of stock awards by any NEOs during fiscal years 2021 or 2020.

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

Disability Benefits: A disability benefit is the accrued pension credited to a participant as of the date of disability.

The years of credited service, present value of accumulated plan benefits and payments made during the fiscal year were as follows:

For the Fiscal Year ended October 29, 2021:

Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Fiscal Year
Allan L. Bridgford, Sr.	52	$745,626		$85,251
William L. Bridgford	48	$896,440	$	_
John V. Simmons	42	$777,419	$	_
Raymond F. Lancy	29	$604,456	$	_

(1)	The assumed discount rate used was 2.58% to compute the present value of the accumulated benefit. The Pri-2012 Total Dataset Mortality Table with MP- 2020 Scaling was used and an expected return on assets of 7.00% was assumed.

For the Fiscal Year ended October 30, 2020:

Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Fiscal Year
Allan L. Bridgford, Sr.	52	$790,774	$83,991
William L. Bridgford	47	$943,829	$—
John V. Simmons	41	$768,068	$—
Raymond F. Lancy	28	$636,791	$—

(1)	The assumed discount rate used was 2.45% to compute the present value of the accumulated benefit. The Pri-2012 Total Dataset Mortality Table with MP-2020 Scaling was used and an expected return on assets of 7.00% was assumed.

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

Disability Benefits: A disability benefit is the vested percentage of SERP benefit credited to a participant as of the date of disability.

The present value of accumulated plan benefits and payments made during the fiscal year were as follows:

For the Fiscal Year ended October 29, 2021:

Name	Present Value of Accumulated Benefit (1)		Payments During Last Fiscal Year
Allan L. Bridgford, Sr.	$	_	$	_
William L. Bridgford		$2,496,035	$	_
John V. Simmons	$	_	$	_
Raymond F. Lancy		$2,496,035	$	_

(1)	A 2.58% discount rate was used to compute the present values.

For the Fiscal Year ended October 30, 2020:

Name	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
Allan L. Bridgford, Sr.	$—	$—
William L. Bridgford	$2,518,270	$—
John V. Simmons	$—	$—
Raymond F. Lancy	$2,518,270	$—

(1)	A 2.45% discount rate was used to compute the present values.

The following table estimates the present value of SERP benefits under different employment termination scenarios as of October 29, 2021:

Name	Present Value of Benefit Upon Voluntary Termination of Employment (1)		Present Value of Benefit if Disabled (1)		Present Value of Benefit Upon Death(1)		Present Value of Benefit Upon Involuntary Termination of Employment due to Sale/Merger/ Acquisition (1)
Allan L. Bridgford, Sr.	$	_	$	_	$	_	$	_
William L. Bridgford (2)		$2,496,035		$2,496,035		$2,496,035		$2,496,035
John V. Simmons	$	_	$	_	$	_	$	_
Raymond F. Lancy (2)		$2,496,035		$2,496,035		$2,496,035		$2,496,035

(1)	In each scenario above, the benefit amount shown is calculated at October 29, 2021. A 2.58% discount rate was used to compute the present values. In the case of a voluntary termination, the participant shall be entitled to the vested portion of any such early retirement benefit but shall not commence receipt of such early retirement benefit until the commencement date following the date the participant would have attained the early retirement date had the participant remained employed by the Company. Upon a finding that the participant (or, after the participant’s death, a beneficiary) has suffered an unforeseeable emergency, the Committee may at the request of the participant or beneficiary, and subject to compliance with Internal Revenue Code Section 409A, accelerate distribution of benefits under the SERP in the amount reasonably necessary to alleviate such unforeseeable emergency.

(2)	Death benefits for William L. Bridgford and Raymond F. Lancy are paid in the form of a monthly annuity. The actual payment amount for William L. Bridgford and Raymond F. Lancy would be determined using a discount rate similar to the rate required for qualified plans. The rate assumed for these estimates is 2.58%.

The following table estimates future SERP payments under different termination scenarios as of October 29, 2021:

Name	Payment Upon Voluntary Termination of Employment	Payment if Disabled (1)	Death Benefit from Plan (2)	Involuntary Termination of Employment Due to Sale/Merger/ Acquisition
Allan L. Bridgford, Sr.	—	—	—	—
William L. Bridgford	$16,666.67 per month for 180 months beginning on 10/30/21	$16,666.67 per month for 180 months commencing after disability	$16,666.67 per month for 180 months beginning just after death	Lump Sum payment due at termination of $2,496,035
John V. Simmons	—	—	—	—
Raymond F. Lancy	$16,666.67 per month for 180 months beginning on 10/30/21	$16,666.67 per month for 180 months commencing after disability	$16,666.67 per month for 180 months beginning just after death	Lump Sum payment due at termination of $2,496,035

(1)	Disability amount is decreased by any Company paid disability insurance policies, Social Security disability benefits, or other Federal or State disability programs. In the case of a voluntary termination, the participant shall be entitled to the vested portion of any such early retirement benefit but shall not commence receipt of such early retirement benefit until the commencement date following the date the participant would have attained the early retirement date had the participant remained employed by the Company. Upon a finding that the participant (or, after the participant’s death, a beneficiary) has suffered an unforeseeable emergency, the Committee may at the request of the participant or beneficiary, and subject to compliance with Internal Revenue Code Section 409A, accelerate distribution of benefits under the SERP in the amount reasonably necessary to alleviate such unforeseeable emergency.

(2)	Assumes death on October 29, 2021. The discount rate used to calculate the lump sum amount is 2.58%.

See “Compensation Discussion and Analysis – Total Compensation for Executive Officers — Pension and Retirement Benefits” for further discussion of the pension benefits contained in the tables above.

Non-Qualified Deferred Compensation

The table below provides information concerning deferred compensation plan benefits for each NEO during the fiscal year ended October 29, 2021.

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

The following table estimates the present value of non-qualified deferred compensation benefits under different employment termination scenarios as of October 29, 2021:

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

Director Compensation

The following table summarizes the total compensation paid by the Company to directors who were not employees during fiscal year 2021. Directors who were employees did not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Todd C. Andrews	$26,750	$—	$—	$—	$—	$—		$26,750
Allan L. Bridgford, Jr.	$—	$—	$—	$—	$—	$191,400	(1)	$191,400
Keith A. Ross	$27,280	$—	$—	$—	$—	$$5,375	(2)	$32,655
D. Gregory Scott	$27,850	$—	$—	$—	$—	$—		$27,850
Mary Schott	$29,430	$—	$—	$—	$—	$—		$29,430

(1)	Effective November 3, 2020, Allan L. Bridgford, Jr. resigned as a member of the Board of Directors. Consists of (i) $191,400 paid to Allan L. Bridgford, Jr. for consulting services rendered to the Company. See Item 13. Certain Relationships and Related Transactions, and Director Independence for further details.
(2)	Consists of $5,375 paid to Keith A. Ross for consulting services rendered to the Company. See Item 13. Certain Relationships and Related Transactions, and Director Independence for further details.

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

The directors are not paid an annual retainer for their service on the Board. Instead, each non-employee director was paid $2,480 for each of the first two Board meetings attended during fiscal year 2021 and $2,830 for each subsequent Board meeting attended in fiscal year 2021. Members of the Audit Committee were paid $350 to $550 for each Audit Committee meeting attended in fiscal year 2021 depending on the length of the meeting. Directors were not paid any additional compensation for their service on the Nominating Committee in fiscal year 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of January 21, 2022 by each shareholder known by the Company to be the beneficial owner of more than 5% of the Company’s common stock, by each director and nominee for director, by each executive officer named in the Summary Compensation Table and by all executive officers and directors as a group. The information as to each person or entity has been furnished by such person or group.

Amount and Nature of Shares Beneficially Owned

Name and Address of Beneficial Owner(1)	Sole Voting and Investment Power	Shared Voting and Investment Power(2)	Total Beneficially Owned(3)	Percentage of Outstanding Shares Beneficially Owned(3)
Bridgford Industries Incorporated 1707 Good-Latimer Expressway Dallas, TX 75226	7,156,396	—	7,156,396	78.8%
Allan L. Bridgford, Sr.	155,882	7,156,396	7,312,278	80.6%
Baron R.H. Bridgford 170 North Green St. Chicago, IL 60607	1,654	7,156,396	7,158,050	78.9%
William L. Bridgford	7,461	7,156,396	7,163,857	78.9%
Michael L. Bridgford	—	7,156,396	7,156,396	78.8%
Baron R.H. Bridgford II	—	7,156,396	7,156,396	78.8%
Raymond F. Lancy	242	—	242	*
John V. Simmons	363	—	363	*
Todd C. Andrews	200	—	200	*
D. Gregory Scott	4,246	—	4,246	*
Keith A. Ross	—	—	—	*
Mary Schott	—	—	—	*
All directors and executive officers as a group (11 persons)	7,326,444	7,156,396	7,326,444	80.7%

*	Represents ownership of less than one percent (1%) of the outstanding shares.

(1)	Unless otherwise indicated, the address of such beneficial owner is the Company’s principal executive offices, which are located at 1707 South Good-Latimer Expressway, Dallas, Texas 75226.

(2)	Represents shares beneficially owned by Bridgford Industries Incorporated, a Delaware corporation (“BII”) as reported on Amendment No. 1 to Schedule 13D filed with the SEC on February 7, 2017. Other than ownership of these shares, BII does not presently have any significant business or assets. Allan L. Bridgford, Sr., William L. Bridgford, Baron R.H. Bridgford, Michael W. Bridgford and Baron R.H. Bridgford II presently own 18.47%, 7.77%, 9.34%, 0.58% and 0.60%, respectively, of the outstanding voting capital stock of BII. The remaining shares of BII capital stock are owned of record, or beneficially, by 32 additional members of the Bridgford family. The officers of BII jointly vote all of the Company’s shares held by BII.

(3)	Applicable percentage of ownership as of January 25, 2022 is based upon 9,076,832 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares shown as beneficially owned. Except as otherwise indicated, and subject to community property laws where applicable, to the knowledge of the Company the persons listed above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Equity Compensation Plan Information

Not applicable, as we do not have any compensation plans under which our equity securities are authorized for issuance.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Related Transactions

The Company’s general legal counsel is the son of Allan L. Bridgford, Sr. For his legal counsel, he currently is paid a fee of $2,480 for each Board of Directors meeting attended. Total fees paid for attending Board of Directors meetings were $27,280 in fiscal year 2021 and $24,600 in fiscal year 2020 . In addition, legal services are performed on behalf of the Company and billed by a firm in which he is a partner. Total fees billed for legal services under this arrangement for each of fiscal years 2021 and 2020 were approximately $170,500 and $293,000, respectively.

Former director Allan L. Bridgford, Jr., son of Allan L. Bridgford, Sr., is providing consulting services to the Chicago plant and management. The contract on behalf of the Company with Allan L. Bridgford, Jr. is for consulting services at $1,200 per day. Total fees billed under this arrangement were approximately $191,000 in fiscal year 2021 and $168,000 in fiscal year 2020. Under an arrangement with Allan L. Bridgford, Jr., we did not accrue any profit sharing due to a net loss during fiscal year 2021.

Director Keith A. Ross provides real-estate consulting services to the Board and management. Fees of approximately $5,375 and $75,500 were paid for consulting services in fiscal years 2021 and 2020, respectively.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

Fees charged by Baker Tilly for the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q for fiscal years 2021 and 2020 were approximately $221,000 and $183,000, respectively.

Audit-Related Fees

Audit-related fees typically consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services may include consultations related to the Sarbanes-Oxley Act and consultations concerning financial accounting and reporting standards. There were no audit-related fees billed by Baker Tilly for fiscal year 2021 or fiscal year 2020.

Tax Fees

Tax fees are comprised of services that include assistance related to state tax compliance services and consultations regarding federal and state research and development tax credits. No fees were billed by Baker Tilly for tax consulting during fiscal year 2021 or fiscal year 2020.

All Other Fees

All other fees are comprised of fees for initial planning for certification of internal controls over financial reporting. No such fees were billed by Baker Tilly for fiscal year 2021 or fiscal year 2020.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES AND PERMISSIBLE NON-AUDIT

SERVICES OF INDEPENDENT ACCOUNTANTS

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. During fiscal years 2021 and 2020, the Audit Committee approved all such services rendered by its independent registered public accountants. For audit services, the independent registered public accountants provide the Audit Committee with an audit plan including proposed fees in advance of the annual audit. The Audit Committee approves the plan and fees for the audit.

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

(3) Exhibits

(a) The exhibits below are filed herewith or incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Articles of Incorporation, as amended.	10-K	000-02396	3.4	01/18/19
3.2	Amended and Restated Bylaws.	10-K/A	000-02396	3.7	02/09/18
4.1	Description of Capital Stock of the Registrant	10-K	000-02396	4.1	01/15/21
10.1*	Bridgford Foods Corporation Defined Benefit Pension Plan.	10-K	000-02396	10.1	01/18/19
10.2*	Bridgford Foods Corporation Supplemental Executive Retirement Plan.	10-K	000-02396	10.2	01/18/19
10.3*	Bridgford Foods Corporation Deferred Compensation Savings Plan.	10-K	000-02396	10.3	01/18/19
10.4*	Consulting Agreement, dated August 12, 2019, between the Registrant and Allan L. Bridgford Sr.	8-K	000-02396	10.1	08/16/19
10.5	Purchase and Sale Agreement dated March 16, 2020 between Bridgford Foods Processing Company and CRG Acquisition, LLC.	8-K	000-02396	10.1	03/19/20
21.1	Subsidiaries of the Registrant.	10-K	000-02396	21.1	01/15/21
24.1	Power of Attorney (included as part of the signature page).					X
31.1	Certification of Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION

By:	/s/ MICHAEL W. BRIDGFORD
Michael W. Bridgford
Chairman of the Board

Date: January 27, 2022

POWER OF ATTORNEY

We, the undersigned directors and officers of Bridgford Foods Corporation, do hereby constitute and appoint Michael W. Bridgford and Raymond F. Lancy, or either of them, with full power of substitution and resubstitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. BRIDGFORD.	Chairman of the Board (Principal Executive Officer)	January 27, 2022
Michael W. Bridgford

Chief Financial Officer, Executive Vice President,
/s/ RAYMOND F. LANCY	Treasurer, Assistant Secretary and Director	January 27, 2022
Raymond F. Lancy	(Principal Financial and Accounting Officer)

/s/ BARON R. H. BRIDGFORD II	President	January 27, 2022
Baron R. H. Bridgford II

/s/ ALLAN L. BRIDGFORD SR.	Director	January 27, 2022
Allan L. Bridgford Sr.

/s/ WILLIAM L. BRIDGFORD	Vice President and Director	January 27, 2022
William L. Bridgford

/s/ JOHN V. SIMMONS	Vice President and Director	January 27, 2022
John V. Simmons

/s/ TODD C. ANDREWS	Director	January 27, 2022
Todd C. Andrews

/s/ D. GREGORY SCOTT	Director	January 27, 2022
D. Gregory Scott

/s/ KEITH A. ROSS	Director	January 27, 2022
Keith A. Ross

/s/ MARY SCHOTT	Director	January 27, 2022
Mary Schott

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bridgford Foods Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation and its subsidiaries (the “Company”) as of October 29, 2021 and October 30, 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 29, 2021 and October 30, 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Net Revenue - Reserves for Promotional Allowances

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, contracts with customers often include some form of variable consideration in the form of discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances are treated as a reduction in revenue when the related revenue is recognized, and are recorded at the net estimated to be received, with updates to estimates and related accruals of promotional allowances occurring each period based on historical experience and changes in circumstances.

We identified the estimation of reserves for promotional allowances by management as a critical audit matter because the inputs and assumptions utilized by management in estimating these reserves, including consistency of historical data and contract pricing, require significant judgment and create a high degree of estimation uncertainty. Consequently, auditing these assumptions requires subjective auditor judgment.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of management’s processes and controls over calculating the reserves for promotional allowances, including understanding relevant significant inputs and assumptions.

●	Performing substantive analytical procedures surrounding the reserves for promotional allowances by performing and independent calculation of the allowance by using historical data and assumptions.

●	Evaluating the reasonableness of key inputs and assumptions relevant to the reserve for promotional allowances, including contractual pricing and rebate arrangements with customers and historical allowance data, which were compared to source documents, and performed sensitivity analysis over key inputs and significant assumptions.

●	Testing the accuracy, completeness, validity of the underlying data used in schedules calculating the reserve for promotional allowances.

●	We considered transactions submitted by customers subsequent to year end up to the date of our auditor’s opinion.

We have served as the Company’s auditor since 2009.

/s/ Baker Tilly US, LLP

Irvine, California
January 27, 2022

BRIDGFORD FOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

October 29, 2021 and October 30, 2020

(in thousands, except per share amounts)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$-	$4,302
Restricted cash	375	1,125
Accounts receivable, less allowance for doubtful accounts of $127 and $16, respectively, and promotional allowances of $2,869 and $2,550, respectively	24,384	23,818
Inventories, net	36,771	29,296
Refundable income taxes	6,156	9,517
Prepaid expenses and other current assets	2,571	692
Total current assets	70,257	68,750

Property, plant and equipment, net of accumulated depreciation and amortization of $64,527 and $58,686, respectively	72,886	73,332
Other non-current assets	13,647	13,201
Total assets	$156,790	$155,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,388	$10,502
Accrued payroll, advertising and other expenses	6,890	5,981
Income taxes payable	98	94
Current notes payable – equipment (Note 5)	1,065	4,430
Other current liabilities	5,178	5,196
Total current liabilities	25,619	26,203

Long-term notes payable – equipment, bridge loan and line of credit (Note 5)	36,004	24,692
Deferred income taxes, net	3,400	2,338
Other non-current liabilities	16,789	30,804
Total liabilities	81,812	84,037

Contingencies and commitments (Notes 3, 5 and 6)

Shareholders’ equity:
Preferred stock, without par value; Authorized, - 1,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; Authorized, - 20,000 shares; issued and outstanding – 9,076	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	74,252	79,755
Accumulated other comprehensive loss	(16,706)	(25,941)
Total shareholders’ equity	74,978	71,246
Total liabilities and shareholders’ equity	$156,790	$155,283

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended October 29, 2021, and October 30, 2020

(in thousands, except share and per share amounts)

	October 29, 2021	October 30, 2020
	(52 Weeks)	(52 Weeks)

Net sales	$240,430	$197,970

Cost of products sold	189,046	138,452

Gross margin	51,384	59,518

Selling, general and administrative expenses	60,127	55,166

Gain on sale of property, plant and equipment	(504)	(58)

Operating (loss) income	(8,239)	4,410

Other income (expense)
Interest expense	(1,214)	(186)
Cash surrender value gain	2,171	906
Total other income (expense)	957	720

(Loss) income before taxes	(7,282)	5,130

Benefit on income taxes	(1,779)	(2,193)

Net (loss) income	$(5,503)	$7,323

Basic (loss) earnings per share	$(0.61)	$0.81

Shares used to compute basic (loss) earnings per share	9,076,832	9,076,832

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the fiscal years ended October 29, 2021 and October 30, 2020

(in thousands)

	October 29, 2021	October 30, 2020
	(52 Weeks)	(52 Weeks)
Net (loss) income	$(5,503)	$7,323
Other comprehensive income (loss) from defined benefit plans	11,992	(3,920)
Other postretirement benefit plans:
Actuarial gain	352	556
Other comprehensive income from other postretirement benefit plans, net	352	556

Other comprehensive income, before taxes	12,344	(3,364)

Tax benefit on other comprehensive (loss) income	(3,109)	803

Change in other comprehensive income (loss), net of tax	9,235	(2,561)

Comprehensive income, net of tax	$3,732	$4,762

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the fiscal years ended October 29, 2021 and October 30, 2020

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 1, 2019	9,076	$9,134	$8,298	$72,432	$(23,380)	$66,484
Net income				7,323		7,323
Net change in defined benefit plans and other benefit plans, net of tax					(2,561)	(2,561)
Balance, October 30, 2020	9,076	$9,134	$8,298	$79,755	$(25,941)	$71,246
Net loss				(5,503)		(5,503)
Net change in defined benefit plans and other benefit plans, net of tax					9,235	9,235
Balance, October 29, 2021	9,076	$9,134	$8,298	$74,252	$(16,706)	$74,978

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended October 29, 2021 and October 30, 2020

(in thousands)

	October 29, 2021	October 30, 2020
	(52 Weeks)	(52 Weeks)

Cash flows from operating activities:
Net (loss) income	$(5,503)	$7,323
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	6,669	5,514
Provision for (recovery of) losses on accounts receivable	125	(8)
Provision for (reduction in) promotional allowances	319	(423)
Gain on sale of property, plant and equipment	(504)	(58)
Deferred income taxes, net	1,063	6,385
Changes in operating assets and liabilities:
Accounts receivable	(1,010)	(1,512)
Inventories	(7,475)	(2,929)
Prepaid expenses and other current assets	(1,879)	(75)
Refundable income taxes	3,361	(9,086)
Other non-current assets	(3,554)	(102)
Accounts payable	1,886	2,509
Accrued payroll, advertising and other expenses	909	501
Income taxes payable	4	4
Current portion of non-current liabilities	722	(412)
Non-current liabilities	(1,125)	2,286
Net cash (used in) provided by operating activities	(5,992)	9,917
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	520	39
Changes in escrow balance	(750)	1,125
Additions to property, plant and equipment	(6,239)	(24,482)
Net cash used in investing activities	(6,469)	(23,318)
Cash flows from financing activities:
Payment of capital lease obligations	(538)	(24)
Proceeds from bank borrowings	12,000	18,450
Repayments of bank borrowings	(4,053)	(3,076)
Net cash provided by financing activities	7,409	15,350
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,052)	1,949

Cash and cash equivalents and restricted cash at beginning of year	5,427	3,478
Cash and cash equivalents and restricted cash at end of year	$375	$5,427

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$148	$336
Cash paid for interest	$1,214	828
Non-cash information:
Transportation equipment financed by lease obligations	$-	40
Repayment of equipment loans with bridge loan (see Note 5)	$10,328	-

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share amounts, time periods, ratios and percentages)

NOTE 1 - The Company and Summary of Significant Accounting Policies:

Bridgford Foods Corporation was organized in 1952. We originally began operations in 1932 as a retail meat market in San Diego, California and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat, and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. We, including our subsidiaries, are primarily engaged in the manufacturing, marketing, and distribution of an extensive line of frozen, refrigerated, and snack food products throughout the United States.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All inter-company transactions and balances have been eliminated.

Liquidity

For the fifty-two weeks ended October 29, 2021, we used $5,992 in operating cash flows. As of that date, we had approximately $44,638 of net working capital and $3,000 available under our revolving line of credit. On December 1, 2021, we expanded the revolving line of credit to $25,000 until June 15, 2022, upon which the credit limit will return to $15,000. Commodity price volatility or increases could adversely impact our business, financial condition including liquidity, and results of operations. Despite higher commodity costs, we may not be able to increase our product prices in a timely manner or sufficiently to offset increased commodity costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Higher product prices could potentially lower demand for our product and decrease volume. As of October 29, 2021, we have $1,065 of current debt on equipment loans. We entered into a bridge loan on August 30, 2021, for up to $25,000 which we plan to use to pay off the existing equipment loans as they come out of the lock out period and may be prepaid. As of October 29, 2021, we paid off $10,328 in equipment loans utilizing proceeds from the new bridge loan.

Combined with the cash expected to be generated from the Company’s operations, proceeds from the pending sale of a parcel of land and buildings located at 170 N. Green Street, in Chicago, Illinois related to the contracted gross purchase price of $60,000, income tax refunds of $6,156, receivable on life insurance of $2,205 partially offset by payment on deferral of social security taxes, we anticipate that we will maintain sufficient liquidity to operate our business for a reasonable period of time. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as the mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, performance of operating divisions, economic conditions of capital markets, or circumstances related to the COVID-19 global pandemic. If we are unable to increase liquidity through mortgaging real estate, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. Based on the current facts and circumstances, the additional financial flexibility provided by the expanded line of credit and bridge loan facilities, the Company believes it is probable it can effectively manage liquidity in order to maintain compliance with the financial covenants going forward. The Company has concluded that it is probable that the Company will have sufficient liquidity to meet its obligations within one year after the issuance date of the Consolidated Financial Statements.

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

Subsequent events

Management has evaluated events subsequent to October 29, 2021 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

The Company maintains a line of credit with Wells Fargo Bank, N.A. that extends through March 1, 2022 (extended to March 1, 2023, per expanded line of credit signed December 1, 2021). As of October 29, 2021, under the terms of this line of credit, we may borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 2.0%. The line of credit has an unused commitment fee of 0.25% of the available loan amount. We borrowed $2,000 under this line of credit on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021 and $3,000 on October 15, 2021, for a combined total of $12,000. The line of credit is presented under non-current liabilities in the Consolidated Balance Sheets.

On December 1, 2021, Wells Fargo Bank, N.A. expanded our line of credit to $25,000 through June 15, 2022 and upon which the credit limit will return to $15,000 for the balance of the term. Under the terms of this expanded line of credit, we may borrow up to $25,000 at an interest rate equal to the bank’s prime rate or SOFR plus 2.0%. Under the amended line of credit, the benchmark interest rate of LIBOR has been transitioned to SOFR which could impact the cost of credit and alter the value of debt and loans. We borrowed an additional $2,000 on November 1, 2021, $2,000 on December 16, 2021 and $2,000 on January 24, 2022.

We entered into a bridge loan on August 30, 2021, for up to $25,000 which we plan to use to pay off the existing equipment loans as they come out of lock out. As of October 29, 2021, we paid off $10,328 in equipment loans utilizing proceeds from the new bridge loan. On January 12, 2022, we paid off $2,778 in equipment loans (equipment loans 3.70%) utilizing proceeds from the new bridge loan.

Based on management’s review, no other material subsequent events were identified that require adjustment to the financial statements or additional disclosure.

Accounts Receivable

Accounts receivables are recorded at net realizable value. The value is presented net of allowance for doubtful accounts and promotional incentives. Our accounts receivable consists mainly of trade receivables from customer sales. We evaluate the collectability of our accounts receivable based on several factors. The provision for doubtful accounts receivable is based on historical trends and current collectability risk. Our provision for doubtful accounts was $127 and $16 as of October 29, 2021, and October 30, 2020, respectively.

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

Sales to Wal-Mart® comprised 35.7% of revenues in fiscal year 2021 and 5.5% of total accounts receivable was due from Wal-Mart® as of October 29, 2021. Sales to Wal-Mart® comprised 36.9% of revenues in fiscal year 2020 and 19.8% of total accounts receivable was due from Wal-Mart® as of October 30, 2020. Sales to Dollar General® comprised 14.5% of revenues in fiscal year 2021 and 35.9% of total accounts receivable was due from Dollar General® as of October 29, 2021. Sales to Dollar General® comprised 13.6% of revenues in fiscal year 2020 and 31.1% of total accounts receivable was due from Dollar General® as of October 30, 2020.

COVID-19 pandemic

We have considered the impact of federal, state, and local government actions related to the global novel coronavirus pandemic (“COVID-19” or “pandemic”) on our consolidated financial statements. The business disruptions associated with the pandemic had a significant negative impact on our consolidated financial statements for the fifty-two-week period ended October 29, 2021. We expect these events to have future business impact, the extent of which is uncertain and largely subject to whether the severity worsens. These impacts could include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. These unknowns may subject the Company to future risks related to long-lived asset impairments, increased reserves for uncollectible accounts, price and availability of ingredients and raw materials used in our products and adjustments to reflect the market value of our inventory.

Business segments

The Company and subsidiaries operate in two business segments - the processing and distribution of frozen foods products, and the processing and distribution of snack food products. See Note 7 for further information.

Fiscal year

We maintain our accounting records on a 52-53-week fiscal basis ending on the Friday closest to October 31. As part of the regular accounting cycle, fiscal years 2021 and 2020 included 52 weeks.

Revenues

The Company recognizes revenue for the sale of the product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment, pickup or delivery to a customer based on terms of the sale. Contracts with customers are typically short-term in nature with completion of a single performance obligation. Product is sold to foodservice, retail, institutional and other distribution channels. Products are delivered to customers primarily through our own long-haul fleet, common carrier or through a Company owned direct store delivery system. These delivery costs, $5,299 and $4,537 for fiscal years 2021 and 2020, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Shipping and handling that occurs after the customer has obtained control of the product is recorded as a fulfillment cost rather than an additional assured service. Costs paid to third party brokers to obtain contracts are recognized as part of selling expenses. Other sundry items in context of the contract are also recognized as selling expense. Any taxes collected on behalf of the government are excluded from net revenue.

We record revenue at the transaction price which is measured as the amount of consideration we anticipate to receive in exchange for providing product to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for fiscal years 2021 and 2020 were $12,787 and $11,418, respectively.

Advertising expenses

Advertising and other promotional expenses are recorded as selling, general and administrative expenses. Advertising expenses for fiscal years 2021 and 2020 were $2,340 and $2,246, respectively.

Cash and cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills. Cash equivalents totaled $4,302 as of October 30, 2020. All cash and cash equivalents balances as of October 29, 2021, were held at Wells Fargo Bank N.A. As of October 29, 2021, the Company had a book overdraft of $469. The book overdraft is recorded as a liability in accounts payable on the Consolidated Balance Sheet.

Restricted cash

Proceeds from deposits in escrow of $375 as of October 29, 2021, relate to the pending sale of a parcel of land including an approximate 156,000 square foot four-story industrial food processing building located at 170 N. Green Street in Chicago, Illinois.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or non-recurring basis for the fiscal years ended October 29, 2021, and October 30, 2020 except for pension plan investments.

Inventories

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any excess or obsolete inventories to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. A net realizable value reserve of $2,353 was recorded during the 2021 fiscal year after determining that the market value on some meat products was less than the costs associated with completion and sale of the product.

Property, plant, and equipment

Property, plant, and equipment are carried at cost less accumulated depreciation. Major renewals and improvements are charged to the asset accounts while the cost of maintenance and repairs is charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is credited or charged to income. Depreciation is computed on a straight-line basis over 10 to 20 years for buildings and improvements, 5 to 10 years for machinery and equipment, and 3 to 5 years for transportation equipment. We built a processing plant from the ground up and as such have attributed long useful lives accordingly to these types of assets employed at the new facility in Chicago. The Company incurred interest costs of $1,214 for fiscal year 2021, all of which was recorded as interest expense in relation to the construction of the new facility in Chicago.

Leases

Leases are recognized in accordance with Accounting Standards Update (“ASU”) 2016-02 Leases (“ASC 842”) which requires a lessee to recognize assets and liabilities with lease terms of more than 12 months. We lease or rent property for such operations as storing inventory and equipment. We analyze our agreements to evaluate whether or not a lease exists by determining what assets exist for which we control usage for a period of time in exchange for consideration. In the event a lease exists, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease. In the case of month-to-month lease or rental agreements with terms of 12 months or less, we made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. The storage units rented on a month-to-month basis for use by our Snack Food Product segment direct store delivery route system are not costly to relocate and contain no significant leasehold improvements or degree of integration over leased assets. Orders can be fulfilled by another route storage unit interchangeably. No specialized assets exist in the rental storage units. Market price is paid for storage units. No guarantee of debt is made.

Finance lease assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization. The Company’s leases of long-haul trucks used in its Frozen Food Products segment qualify as finance leases. Finance lease liabilities are recorded under other liabilities the consolidated balance sheets reflecting both the current and long-term obligation. The classification as a finance or operating lease determines whether the recognition, measurement and presentation of expenses and cash flows are considered operating or financing.

Life insurance policies

We record the cash surrender value or contract value for life insurance policies as an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period. The cash surrender value is included in other non-current assets in the accompanying Consolidated Balance Sheets. Expected proceeds from life insurance recorded under prepaid expenses and other current assets (refer to Note 2 – Composition of Certain Financial Statement Captions).

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

We provide tax accruals for federal, state, and local exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these accruals requires judgments about tax issues, potential outcomes, and timing. (See Note 4 for further information). Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations.

Stock-based compensation

We measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. We have not issued, awarded, granted, or entered into any stock-based payment agreements since April 29, 1999, and no such expense was recognized in fiscal years 2021 and 2020.

Comprehensive income or loss

Comprehensive income or loss consists of net income and additional minimum pension liability adjustments.

Recently issued accounting pronouncements and regulations

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires a lessee to recognize assets and liabilities with lease terms of more than 12 months. Both capital and operating leases are to be recognized on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019 which is our first quarter of fiscal 2020. We have analyzed all lease transactions during fiscal year 2020 and 2021 to date. The Company elected not to reassess expired contracts or adjust comparative periods. The Company determined that no change to current accounting treatment is warranted for most transactions due to the underlying nature of our leases. In the case of month-to-month lease or rental agreements with terms of 12 months or less, the Company made an accounting policy election to not recognize lease assets and liabilities. The Company performed a detailed analysis and determined that the only significant indication of a long-term lease was its lease with Hogshed Ventures, LLC. The accounting treatment of this lease for warehouse storage included establishing a right-of-use asset and corresponding liability was recorded for the Company’s lease with Hogshed Ventures, LLC for property located at 40th Street in Chicago during the fourth quarter of fiscal 2020. The application of this pronouncement resulted in additional disclosures detailing our lease arrangements. The Company adopted this guidance during the first quarter of fiscal 2020 and it did not have a material impact on our consolidated financial statements.

NOTE 2 - Composition of Certain Financial Statement Captions:

	2021	2020
Inventories, net:
Meat, ingredients, and supplies	$7,278	$6,439
Work in process	2,911	1,860
Finished goods	26,582	20,997
	$36,771	$29,296

Prepaid expenses and other current assets
Receivable on life insurance	$2,205	$-
Prepaid insurance	97	100
Prepaid other	269	592
	$2,571	$692
Property, plant and equipment, net:
Land	$3,908	$3,908
Buildings and improvements	26,134	27,518
Machinery and equipment	96,352	88,785
Asset impairment	(46)	-
Capital leased trucks	513	513
Transportation equipment	9,368	8,846
Right of use assets	615	1,090
Construction in process	569	1,358
	137,413	132,018
Accumulated depreciation and amortization	(64,527)	(58,686)
	$72,886	$73,332

Other non-current assets:
Cash surrender value benefits	$13,641	$13,195
Other	6	6
	$13,647	$13,201
Accrued payroll, advertising, and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$4,877	$4,287
Accrued advertising and broker commissions	1,258	863
Property taxes	576	566
Other	179	265
	$6,890	$5,981

Other current portion of non-current liabilities (Notes 3 and 6):
Executive retirement plans	$133	$163
Incentive compensation	2,027	3,074
Capital lease obligation	158	144
Escrow and customer deposits	1,676	1,360
Right-of-use leases	367	372
Deferred payroll taxes current	756	-
Postretirement healthcare benefits	61	83
	$5,178	$5,196

Other non-current liabilities (Note 3):
Defined benefit retirement plan	$7,587	$18,678
Executive retirement plans	6,259	6,380
Incentive compensation	1,124	2,996
Capital lease obligation	212	289
Right-of-use leases	248	719
Deferred payroll taxes non-current	756	1,103
Postretirement healthcare benefits	603	639
	$16,789	$30,804

NOTE 3 - Retirement and Other Benefit Plans:

Noncontributory-Trusteed Defined Benefit Retirement Plans for Sales, Administrative, Supervisory and Certain Other Employees

We have noncontributory-trusteed defined benefit retirement plans for sales, administrative, supervisory, and certain other employees. In the third quarter of fiscal year 2006, we froze future benefit accruals under these plans for employees classified within the administrative, sales or supervisory job classifications or within any non-bargaining class. The benefits under these plans are primarily based on years of service and compensation levels. The funding policy of the plans requires contributions which are at least equal to the minimum required contributions needed to avoid a funding deficiency. The measurement date for the plans is our fiscal year end.

Net pension cost consisted of the following:

	October 29, 2021	October 30, 2020
	(52 Weeks)	(52 Weeks)
Service cost	$134	$127
Interest cost	1,742	2,025
Expected return on plan assets	(3,697)	(3,688)
Amortization of unrecognized loss	2,722	2,163
Net pension cost	$901	$627

Net pension costs and benefit obligations are determined using assumptions as of the beginning of each fiscal year.

Weighted average assumptions for each fiscal year are as follows:

	2021	2020
Discount rate	2.58%	2.45%
Rate of increase in salary levels	N/A	N/A
Expected return on plan assets	7.00%	7.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	October 29, 2021	October 30, 2020
	(52 Weeks)	(52 Weeks)
Change in plan assets:
Fair value of plan assets - beginning of year	$54,116	$53,892
Employer contributions	-	-
Actual return on plan assets	11,285	2,189
Benefits paid	(2,106)	(1,965)
Fair value of plan assets - end of year	$63,295	$54,116
Change in benefit obligations:
Benefit obligations - beginning of year	$72,794	$68,022
Service cost	134	127
Interest cost	1,742	2,025
Actuarial loss (gain)	(1,681)	4,585
Benefits paid	(2,107)	(1,965)
Benefit obligations - end of year	70,882	72,794
Funded status of the plans	(7,587)	(19,965)
Unrecognized prior service costs	-	-
Unrecognized net actuarial loss	15,381	27,373
Net amount recognized	$7,794	$7,408

We perform an internal rate of return analysis when making the discount rate selection. The discount rates were based on FTSE Pension Liability Index (formerly Citibank) as of October 29, 2021, and October 30, 2020, respectively.

Plan assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. No expected employer contribution to the plans in fiscal year 2022 is planned.

For fiscal year 2021, our actuary updated mortality tables from the Pri-2012 Total Dataset Mortality Table with MP-2020 Scaling to Pri-2012 Total Dataset Mortality Table with MP-2021 Scaling. The expected rate of return on plan assets remained the same at 7.00% effective for fiscal years 2021 and 2020, respectively.

The actual and target allocation for plan assets are as follows:

Asset Class	2021	Target Asset Allocation	2020	Target Asset Allocation
Large Cap Equities	23.2%	23.0%	21.5%	22.0%
Mid Cap Equities	0.0%	0.0%	0.0%	0.0%
Small Cap Equities	9.1%	9.0%	13.5%	12.0%
International (equities only)	24.3%	25.0%	25.7%	26.0%
Fixed Income	37.4%	37.0%	37.5%	39.0%
Cash and other	6.0%	6.0%	1.8%	1.0%
Total	100.0%	100.0%	100.0%	100.0%

The fair value of our pension plan assets as of October 29, 2021 and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	2021
	Level 1	Level 2	Level 3	Total

Total plan assets	$63,295	-	-	$63,295

Expected payments for pension benefits are as follows:

Fiscal Years	Pension Benefits
2022	$2,800
2023	$2,968
2024	$3,135
2025	$3,318
2026	$3,431
2027-2031	$17,898

Executive Retirement Plans

Non-Qualified Deferred Compensation

Effective January 1, 1991, we adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. We contribute an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination, or attainment of retirement age. No benefit expense was recorded under this plan for fiscal years 2021 and 2020.

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

Benefits payable related to these plans and included in the accompanying consolidated financial statements were $6,392 and $6,544 as of October 29, 2021, and October 30, 2020, respectively. In connection with these arrangements, we are the beneficiary of life insurance policies on the lives of certain key employees and retirees. The aggregate cash surrender value of these policies, included in non-current assets, was $13,641 and $13,195 as of October 29, 2021, and October 30, 2020, respectively.

Expected payments for executive postretirement benefits are as follows:

Fiscal Years	Executive Postretirement Benefits
2022	$533
2023	$533
2024	$533
2025	$533
2026	$533
2027-2031	$2,631

Incentive Compensation Plan for Certain Key Executives

We provide an incentive compensation plan for certain key executives, which is based upon our pretax income. The payment of these amounts is generally deferred over three or five-year periods. The total amount payable related to this arrangement was $3,151 and $6,070 as of October 29, 2021, and October 30, 2020, respectively. Future payments are approximately $2,027, $908, $118, $67, and $31 for fiscal years 2022 through 2026, respectively.

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

Net periodic postretirement healthcare cost (benefit) consisted of the following:

	October 29, 2021	October 30, 2020
	(52 Weeks)	(52 Weeks)
Service cost	$-	$3
Interest cost	13	16
Amortization of prior service cost	-	-
Amortization of actuarial gain	(1)	-
Net periodic postretirement healthcare cost (benefit)	$12	$19

Weighted average assumptions for the fiscal years ended October 29, 2021, and October 30, 2020, are as follows:

	2021	2020
Discount rate	2.57%	2.43%
Medical trend rate next year	8.00%	8.00%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2026	2026

The table below shows the estimated effect of a 1% increase in healthcare cost trend rate on the following:

	2021	2020
Interest cost plus service cost	$2	$2
Accumulated postretirement healthcare obligation	$67	$59

The table below shows the estimated effect of a 1% decrease in healthcare cost trend rate on the following:

	2021	2020
Interest cost plus service cost	$(1)	$(2)
Accumulated postretirement healthcare obligation	$(56)	$(50)

The healthcare obligation and funded status of this plan as of the fiscal years ended are as follows:

	2021	2020
Change in accumulated postretirement healthcare obligation:
Healthcare obligation - beginning of year	$588	$586
Service cost	-	3
Interest cost	13	16
Actuarial gain	(54)	(8)
Benefits paid	(17)	(9)
Healthcare obligation – end of year	$530	$588

Funded status of the plans	530	588
Unrecognized prior service costs	-	-
Unrecognized net actuarial gain	(119)	(66)
Unrecognized amounts recorded in other comprehensive income	119	66
Postretirement healthcare liability	$530	$588

Expected payments for the postretirement benefits are as follows:

Fiscal Years	Postretirement Healthcare Benefits
2022	$43
2023	$23
2024	$23
2025	$24
2026-2030	$118

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

During the fiscal year ended November 3, 2006, we implemented a qualified 401(K) retirement plan (the “401K Plan”) for our sales, administrative, supervisory, and certain other employees. During fiscal years 2021 and 2020, we made total employer contributions to the 401K Plan in the amounts of $801 and $754, respectively.

NOTE 4 - Income Taxes:

The benefit on income taxes includes the following:

	October 29, 2021	October 30, 2020
	(52 Weeks)	(52 Weeks)
Current:
Federal	$160	$(9,517)
State	107	135
	267	(9,382)
Deferred:
Federal	(2,102)	7,097
State	56	92
	(2,046)	7,189
	$(1,779)	$(2,193)

The total tax benefit differs from the expected amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	October 29, 2021	October 30, 2020
	(52 Weeks)	(52 Weeks)
(Benefit) provision for federal income taxes at the applicable statutory rate	$(1,529)	$1,052
Increase in provision resulting from state income taxes, net of federal income tax benefit	143	179
Change in federal rate – NOL carryback	-	(2,868)
Research and development tax credit	-	(358)
Non-taxable life insurance gain	(556)	(190)
Other, net	163	(8)
Benefit for income taxes	$(1,779)	$(2,193)

Deferred income taxes result from differences in the basis of assets and liabilities for tax and accounting purposes.

	2021	2020
Receivables allowance	$33	$4
Returns allowance	94	70
Inventory packaging reserve	808	33
Inventory overhead capitalization	570	427
Employee benefits	708	525
Deferred payroll tax	397	290
Other	221	120
State taxes	(34)	(182)
Incentive compensation	819	1,387
Pension and health care benefits	3,794	6,752
Depreciation	(13,776)	(12,944)
Net operating loss carry-forward and credits	3,029	1,273
Valuation allowance established against state NOL	(63)	(77)
Deferred income tax assets, net	$(3,400)	$(2,322)

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

As of October 29, 2021, the Company did not have any valuation allowance against its federal net deferred tax assets. Management reevaluated the need for a valuation allowance at the end of 2021 and determined that some of its California net operating loss (“NOL”) may not be utilized. Therefore, a valuation allowance of $63 has been retained for such portion of the California NOL.

As of October 29, 2021, the Company had NOL carryforwards of approximately $10,336 for federal and $8,109 for state purposes. The federal loss will be carried forward indefinitely until it can be utilized against future taxable income. The state loss carryforwards will expire at various dates from 2021 through 2040.

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

As of October 29, 2021, we have provided a liability of $173 to unrecognized tax benefits related to various federal and state income tax matters. $76 of this liability will reduce our effective income tax rate if the asset is recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

As of October 30, 2020, we have provided a liability of $169 to unrecognized tax benefits related to various federal and state income tax matters. None of this liability will reduce our effective income tax rate if the asset is recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	October 29, 2021	October 30, 2020
	(52 Weeks)	(52 Weeks)

Balance at beginning of year	$169	$90
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	4	79
Reductions for tax positions of prior years	-	-
Settlements	-	-

Balance at end of year	$173	$169

We recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of October 29, 2021, we had approximately $25 in accrued interest and penalties which is included as a component of the $173 unrecognized tax benefit noted above.

Our federal income tax returns are open to audit under the statute of limitations for the years ended October 31, 2018 through 2020.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the years ended October 31, 2017 through 2020.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before January 1, 2021. In addition, the CARES Act allows NOLs incurred in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has filed a federal income tax return for tax year 2018 (FY19) and, has carried back a taxable loss of $9,919 to tax years 2014 (FY15) and 2015 (FY16). Furthermore, the Company also carried back $21,687 of net operating loss from FY20 against any remaining taxable income of tax year 2015 (FY16) and taxable income of tax years 2016 (FY 17) and 2017 (FY 18). The carryback of net operating losses will also release $358 of research & development credits, which will become available for utilization in future years.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). Among other significant changes, the Tax Act reduced the corporate federal income tax rate from 35% to 21%. The carryback of NOLs from tax years 2018 and 2019 under the CARES Act to pre-Tax Act years has generated an income tax benefit of $3,091 due to the difference in income tax rates. The release of research and development credits has generated an income tax benefit of $358. These income tax benefits have been recorded in the income tax provision for fiscal year 2020.

The effective tax rate was 24.4% and -42.7% for fiscal years 2021 and 2020, respectively. The effective tax rate for fiscal year 2020 was impacted by the rate differential on NOL carryback available under the CARES Act discussed in the paragraphs above. In addition, the effective tax rates for fiscal years 2021 and 2020 were impacted by such items as non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

NOTE 5 - Line of Credit and Borrowing Agreements:

The following table reflects major components of our line of credit and borrowing agreements as of October 29, 2021 and October 30, 2020.

	October 29, 2021	October 30, 2020

Revolving credit facility	$12,000	$-
Equipment notes:
4.13% note due 12/24/25, out of lockout 12/26/20	-	5,823
3.98% note due 04/21/26, out of lockout 04/23/21	-	6,145
3.70% note due 12/21/26, out of lockout 12/23/21	2,901	3,393
3.29% note due 03/05/27, out of lockout 03/06/22	5,951	6,940
3.68% note due 04/16/27, out of lockout 04/17/22	5,888	6,821
SOFR plus 2.00% bridge loan due 03/01/23	10,329	-
Total debt	37,069	29,122
Less current debt	(1,065)	(4,430)
Total long-term debt	$36,004	$24,692

Revolving Credit Facility

We maintain a line of credit with Wells Fargo Bank, N.A. that extends through March 1, 2022 (extended to March 1, 2023, per expanded line of credit signed December 1, 2021). As of October 29, 2021, under the terms of this line of credit, we may borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 2.0%. The line of credit has an unused commitment fee of 0.25% of the available loan amount. We borrowed $2,000 under this line of credit on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021 and $3,000 on October 15, 2021, for a combined total of $12,000. The line of credit is presented under non-current liabilities in the Consolidated Balance Sheets. On December 1, 2021, Wells Fargo Bank, N.A. expanded our line of credit to $25,000 through June 15, 2022 upon which the credit limit will return to $15,000 for the balance of the term. Under the terms of this expanded line of credit, we may borrow up to $25,000 at an interest rate equal to the bank’s prime rate or secured overnight financing rate (“SOFR”) plus 2.0%. Under the amended line of credit, the benchmark interest rate of LIBOR has been transitioned to SOFR which could impact the cost of credit and alter the value of debt and loans. We borrowed an additional $2,000 on November 1, 2021, and $2,000 on December 16, 2021. Refer to Note 1 – Subsequent Events of the Notes to Consolidated Financial Statements included in this Report for further information.

Equipment Notes Payable

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed above. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo Bank, N.A. on each of December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”). Pursuant to the Wells Fargo Loan Agreements, we owe the amounts as stated in the table above.

Bridge Loan

On August 30, 2021, we entered into a loan commitment note for a bridge loan of up to $25,000 which we plan to use to pay off the existing equipment loans as they come out of the lock out period and may be prepaid (dates detailed in the table above). The outstanding principal balances of the bridge loan shall be due and payable in full on the earlier of the following dates (1) August 31, 2023 or (2) one Federal Reserve business day after the closing of the transactions contemplated under that certain Purchase and Sale Agreement dated March 16, 2020, as amended, between Bridgford Foods Processing Corporation and CRG Acquisition, LLC (the “March 2020 Purchase and Sale Agreement”. As of October 29, 2021, we prepaid $10,328 in equipment loans (equipment loans 4.13% and 3.98% above) utilizing proceeds from the new bridge loan. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not incur any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial. On January 12, 2022, we paid off $2,778 in equipment loans (equipment loan 3.70% above) utilizing proceeds from the new bridge loan. Refer to Note 1 - Subsequent Events for further information.

Loan Covenants

The Wells Fargo Loan Agreements contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than .85 to 1.0 at each fiscal quarter end
●	Fixed Charge Coverage Ratio not less than 1.25 to 1.0 as of each fiscal quarter end, determined on a trailing 4-quarter basis and
●	Capital Expenditures less than $5,000.

The Company was in violation of the capital expenditure and fixed charge coverage ratio covenant which were subsequently waived (per letter dated January 25, 2022). The Company was in compliance with all other covenants under the Wells Fargo Loan Agreements as of October 29, 2021

Aggregate contractual maturities of debt in future fiscal years are as follows as of October 29, 2021.

Fiscal Years	Debt Payable
2022	$1,065
2023	$23,761
2024	$2,588
2025	$2,681
2026-2027	$6,974

NOTE 6- Contingencies and Commitments:

The Company leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. In the case of month-to-month lease or rental agreements with terms of 12 months or less, the Company made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. For further information regarding our lease accounting policy, please refer to Note 1 – Leases.

The Company leases three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks expire in 2025. Amortization of equipment under capital lease was $70 in 2021. The Company leased one long-haul truck for $40 received during fiscal year 2021, and that lease term is two years.

The Company performed a detailed analysis and determined that the only indication of a long-term lease in addition to transportation lease for long-haul trucks was Hogshed Ventures, LLC. A right-of-use asset and corresponding liability for warehouse storage space was recorded for $615 for Hogshed Ventures, LLC for 40th Street in Chicago, Illinois, as of October 29, 2021. We lease this space under a non-cancelable operating lease. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further this lease does not contain contingent rent provisions. This lease terminates on June 30, 2023. This lease includes both lease (e.g., fixed rent) and non-lease components (e.g., real estate taxes, insurance, common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are included in the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset.

This lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 1.6%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

The following is a schedule by years of future minimum lease payments for transportation leases and right-of-use assets:

Fiscal Year	Financing Obligations
2022	$500
2023	381
2024	101
2025	70
2026	-
Later Years	-
Total minimum lease payments(a)	$1,052
Less: Amount representing executory costs	(59)
Less: Amount representing interest(b)	(8)
Present value of future minimum lease payments(c)	$985

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Note 2, as current and noncurrent obligations under capital leases of $158 and $212, respectively, and right-of-use assets of $367 and $248, respectively.

NOTE 7 - Segment Information:

We have two reportable operating segments, Frozen Food Products (the processing and distribution of frozen products) and Snack Food Products (the processing and distribution of meat and other convenience foods).

We evaluate each segment’s performance based on revenues and operating income. Selling, general and administrative expenses include corporate accounting, information systems, human resource, and marketing management at the corporate level. These activities are allocated to each operating segment based on revenues and/or actual usage.

The following segment information is for the fiscal years ended October 29, 2021 (52 weeks) and October 30, 2020 (52 weeks):

Segment Information
2021	Frozen Food Products	Snack Food Products	Other	Totals
Net sales	$41,510	$198,920	$-	$240,430
Cost of products sold	29,547	159,499	-	189,046
Gross margin	11,963	39,421	-	51,384
SG&A	11,950	48,177	-	60,127
(Gain) on sale of property, plant, and equipment	(146)	(358)	-	(504)
Operating income (loss)	$159	$(8,398)	$-	$(8,239)

Total assets	$12,760	$121,499	$22,531	$156,790
Additions to PP&E	$321	$5,918	$-	$6,239

Segment Information
2020	Frozen Food Products	Snack Food Products	Other	Totals
Net sales	$41,241	$156,729	$-	$197,970
Cost of products sold	27,687	110,766	-	138,452
Gross margin	13,554	45,963	-	59,518
SG&A	12,790	42,376	-	55,166
(Gain) loss on sale of property, plant, and equipment	-	(58)	-	(58)
Operating income (loss)	$764	$3,645	$-	$4,410

Total assets	$11,490	$115,657	$28,136	$155,283
Additions to PP&E	$284	$24,198	$-	$24,482

The following information further disaggregates our sales to customers by major distribution channel and customer type for the fiscal years ended October 29, 2021, and October 30, 2020, respectively.

2021 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$143,239	$-	$143,239
Direct customer warehouse	55,681	-	55,681
Total Snack Food Products	198,920	-	198,920

Distributors	8,805	32,705	41,510
Total Frozen Food Products	8,805	32,705	41,510

Total Net Sales	$207,725	$32,705	$240,430

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

2020 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$117,386	$-	$117,386
Direct customer warehouse	39,343	-	39,343
Total Snack Food Products	156,729	-	156,729

Distributors	9,639	31,602	41,241
Total Frozen Food Products	9,639	31,602	41,241

Total Net Sales	$166,368	$31,602	$197,970

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

NOTE 8 - Unaudited Interim Financial Information:

Not applicable for a smaller reporting company.

