Form 10-Q
period 2022-01-21
BRIDGFORD FOODS CORP
filed 2022-03-04
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 21, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ____

Commission file number 000-02396

BRIDGFORD FOODS CORPORATION

(Exact name of registrant as specified in its charter)

Texas	95-1778176
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification number)

1707 S. Good-Latimer Expressway	75226
(Address of principal executive offices)	(Zip code)

(714) 526-5533

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BRID	Nasdaq Global Market

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

As of March 4, 2022, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Items 1 and 2 through 4 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 27

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	January 21, 2022	October 29, 2021
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$1,832	$-
Restricted cash	150	375
Accounts receivable, less allowance for doubtful accounts of $46 and $127, respectively, and promotional allowances of $3,966 and $2,869, respectively	26,594	24,384
Inventories, net	39,233	36,771
Refundable income taxes	6,091	6,156
Prepaid expenses and other current assets	3,143	2,571
Total current assets	77,043	70,257

Property, plant and equipment, net of accumulated depreciation and amortization of $66,043 and $64,527, respectively	71,722	72,886
Other non-current assets	12,637	13,647
Total assets	$161,402	$156,790

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$14,110	$12,388
Accrued payroll, advertising, and other expenses	6,159	6,890
Income taxes payable	98	98
Current notes payable - equipment	449	1,065
Other current liabilities	6,266	5,178
Total current liabilities	27,082	25,619

Long-term notes payable - equipment	40,004	36,004
Deferred income taxes, net	3,400	3,400
Other non-current liabilities	15,631	16,789
Total liabilities	86,117	81,812

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	74,559	74,252
Accumulated other comprehensive loss	(16,706)	(16,706)
Total shareholders’ equity	75,285	74,978
Total liabilities and shareholders’ equity	$161,402	$156,790

See accompanying notes to condensed consolidated financial statements.

3 of 27

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended
	January 21, 2022	January 22, 2021

Net sales	$64,086	$54,693
Cost of products sold	47,693	40,142

Gross margin	16,393	14,551

Selling, general and administrative expenses	14,731	13,976
Gain on sale of property, plant, and equipment	(18)	(74)
Operating income	1,680	649

Other income (expense)
Interest expense	(297)	(317)
Cash surrender value (loss) gain	(1,010)	1,525
Total other income (expense)	(1,307)	1,208

Income before taxes	373	1,857
Provision for income taxes	66	393

Net income	$307	$1,464

Basic earnings per share	$0.03	$0.16

Shares used to compute basic earnings per share	9,076,832	9,076,832

See accompanying notes to condensed consolidated financial statements.

4 of 27

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended January 21, 2022

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 29, 2021	9,076	$9,134	$8,298	$74,252	$(16,706)	$74,978
Net income	-	-	-	307	-	307
Balance, January 21, 2022	9,076	$9,134	$8,298	$74,559	$(16,706)	$75,285

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

5 of 27

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	12 weeks ended
	January 21, 2022	January 22, 2021
Cash flows from operating activities:

Net income	$307	$1,464

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation and amortization	1,544	1,486
(Recoveries on) provision for losses on accounts receivable	(81)	20
Increase in promotional allowances	1,097	1,163
Gain on sale of property, plant, and equipment	(18)	(74)

Changes in operating assets and liabilities:

Accounts receivable, net	(3,226)	3,869
Inventories, net	(2,462)	(510)
Prepaid expenses and other current assets	(572)	(408)
Refundable income taxes	65	252
Other non-current assets	1,010	(1,527)
Accounts payable	1,722	201
Accrued payroll, advertising, and other expenses	(731)	(593)
Current portion of non-current liabilities	1,071	1,170
Non-current liabilities	(1,063)	(1,720)

Net cash (used in) provided by operating activities	(1,337)	4,793

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	18	90
Additions to property, plant, and equipment	(381)	(3,148)

Net cash used in investing activities	(363)	(3,058)

Cash flows from financing activities:
Payment of lease and right of use obligations	(77)	(103)
Proceeds from bank borrowings	4,000	2,000
Repayments of bank borrowings	(616)	(1,093)

Net cash provided by financing activities	3,307	804

Net increase in cash and cash equivalents and restricted cash	1,607	2,539

Cash and cash equivalents and restricted cash at beginning of period	375	5,427

Cash and cash equivalents and restricted cash at end of period	$1,982	$7,966

Supplemental disclosure of cash flow information:

Cash paid for interest	$297	$317

See accompanying notes to condensed consolidated financial statements.

6 of 27

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies:

The unaudited condensed consolidated financial statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve weeks ended January 21, 2022 and January 22, 2021 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended October 29, 2021 (the “Annual Report”). Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

We have considered the impact of federal, state, and local government actions related to the COVID-19 pandemic on our Consolidated Financial Statements. The business disruptions associated with the pandemic had a significant negative impact on our Consolidated Financial Statements for the fiscal year ended October 29, 2021 and minimal impact during the twelve-weeks ended January 21, 2022. We expect these events to have future business impacts, the extent of which is uncertain and largely subject to whether the severity worsens. These impacts could include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. These unknowns may subject the Company to future risks related to long-lived asset impairments, increased reserves for uncollectible accounts, price and availability of ingredients and raw materials used in our products and adjustments to reflect the market value of our inventory.

The October 29, 2021 balance sheet amounts within these interim condensed consolidated financial statements were derived from the audited fiscal year 2021 financial statements included in the Annual Report.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll, and notes payable. The carrying amount of these instruments approximate fair market value due to their short-term maturity or market interest rates. At times, the Company had accounts held with nationally recognized financial institutions in excess of the Federal Deposit Insurance Corporation insurance coverage limit. As of January 21, 2022, the Company did not have a book overdraft. When applicable, book overdrafts are recorded as a liability in accounts payable on the condensed consolidated balance sheet. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with regard to its cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

Comprehensive income or loss

Comprehensive income or loss consists of net income and additional minimum pension liability adjustments. There were no differences between net income and comprehensive income during the twelve weeks ended January 21, 2022, or January 22, 2021.

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended January 21, 2022, and January 22, 2021, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
January 21, 2022	32.1%	5.4%	15.8%	40.6%
January 22, 2021	36.5%	7.3%	13.7%	24.1%

(1)	Walmart accounts receivable represented a lower percentage of sales as of January 21, 2022, due to accelerated payments on outstanding accounts receivable.

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

We record revenue at the transaction price which is measured as the amount of consideration we anticipate receiving in exchange for providing product to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for the twelve weeks ended January 21, 2022 and January 22, 2021 were $3,503 and $3,082, respectively.

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

Finance and ROU lease assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization. The Company’s leases of long-haul trucks used in its Frozen Food Products segment qualify as finance leases. Finance lease liabilities are recorded under other liabilities, the consolidated balance sheets reflecting both the current and long-term obligation. The classification as a finance or operating lease determines whether the recognition, measurement and presentation of expenses and cash flows are considered operating or financing.

Financial statement reclassification

Certain financial statement reclassifications have been recorded in 2021 to conform to the current year presentation of operating income and income before taxes.

Subsequent events

Management has evaluated events subsequent to January 21, 2022, through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

As previously reported, on March 16, 2020, Bridgford Food Processing Corporation (“BFPC”), a wholly-owned subsidiary of the Company and CRG Acquisition, LLC (“CRG”), entered into a Purchase and Sale Agreement (the “CRG Purchase Agreement), pursuant to which BFPC agreed to sell to CRG, pursuant to the terms and conditions set forth in the CRG Purchase Agreement, a parcel of land including an approximately 156,000 square foot four-story industrial food processing building located at 170 N. Green Street in Chicago, Illinois (the “Property”). The purchase price for the Property is $60,000 subject to a due diligence period and certain closing adjustments and prorations, and is conditioned upon, among other customary closing conditions, CRG receiving zoning and other governmental approvals necessary for the construction and development of a mixed-use project on the Property in accordance with certain development plans to be approved by the City of Chicago. The cost basis of the Property was insignificant.

8 of 27

On July 30, 2021, the Company executed the seventh amendment to the CRG Purchase Agreement. Under the original terms and conditions of the CRG Purchase Agreement, the closing of the sale of the Property to CRG would occur on the date that is thirty (30) days after CRG’s receipt of the necessary zoning approvals, but in any event no earlier than October 31, 2020, and no later than March 31, 2021. The first amendment dated as of April 10, 2020, extended the inspection period to June 1, 2020. The second amendment dated as of June 1, 2020, extended the inspection period to July 31, 2020, zoning period to February 1, 2021, and closing date to February 5, 2021. The third amendment dated July 31, 2020, further extended the inspection period to October 31, 2020, zoning period to April 30, 2021, and closing date to May 6, 2021. The fourth amendment dated November 2, 2020, further extended the inspection period to February 1, 2021, the zoning period to August 2, 2021, and closing date to August 31, 2021. The fifth amendment dated February 1, 2021, further extended the inspection period to May 1, 2021, the zoning period to November 1, 2021, and closing date to December 1, 2021. The sixth amendment dated April 28, 2021, further extended the inspection period to July 30, 2021, the zoning period to February 1, 2022, and closing date to March 1, 2022. The seventh amendment dated July 30, 2021, further extended the inspection period to September 30, 2021, the zoning period to March 30, 2022, and closing date to April 29, 2022. The seventh amendment also established that the parties acknowledged and agreed that CRG shall commence demolition of certain portions of the improvements prior to the expiration of the inspection period and be diligently completed in a commercially reasonable manner on or prior to the closing date. The escrow account for the transaction has received $1,650 in earnest money deposits through January 21, 2022, of which $1,500 is non-refundable and thus not part of restricted cash. The seventh amendment also provides the purchaser the right to extend the planning and zoning period beyond February 1, 2022 up to three times by up to thirty calendar days by providing funds in the amount of $200 for each extension. An additional $200 was received on January 31, 2022 and March 1, 2022, respectively, in payment of the first and second extensions. The total amount of earnest money deposited in the escrow account since the inception of the CRG Purchase Agreement increased to $1,700 on January 31, 2022.

We maintain a line of credit with Wells Fargo Bank, N.A. that extends through March 1, 2023. As of year-end October 29, 2021, under the terms of this line of credit, we could borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 2.0%. The line of credit has an unused commitment fee of 0.25% of the available loan amount. The line of credit is presented under non-current liabilities in the consolidated balance sheets. On December 1, 2021, Wells Fargo Bank, N.A. expanded our line of credit to $25,000 through June 15, 2022, upon which the credit limit will return to $15,000 for the balance of the term. Under the terms of this expanded line of credit, we may borrow up to $25,000 at an interest rate equal to the bank’s prime rate or secured overnight financing rate (“SOFR”) plus 2.0%. The former benchmark interest rate of LIBOR for our line of credit has been transitioned to SOFR which could impact the cost of credit and alter the value of debt and loans. We borrowed $2,000 under this line of credit on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021 and $2,000 on December 16, 2021, for a combined total of $16,000 as of January 21, 2022. We borrowed an additional $2,000 on January 24, 2022.

Based on Management’s review, no other material events were identified that require adjustment to the financial statements or additional disclosure.

Basic earnings per share

Basic earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or other potentially dilutive convertible securities were outstanding as of January 21, 2022, or January 22, 2021.

Note 2 – Inventories, net

Inventories are comprised of the following at the respective period ends:

	January 21, 2022	October 29, 2021
Meat, ingredients, and supplies	$8,534	$7,278
Work in progress	2,541	2,911
Finished goods	28,158	26,582
	$39,233	$36,771

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any excess or obsolete inventories to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. We reduced our net realizable value reserve of $2,009 during the twelve weeks ended January 21, 2022 to recognize inventory sold through of products already reserved in inventory as of year-end October 29, 2021. We maintain a net realizable reserve of $344 as of January 21, 2022 and $2,353 as of October 29, 2021 on products in inventory after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

9 of 27

Note 3 – Contingencies and Commitments:

The Company leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. In the case of month-to-month lease or rental agreements with terms of 12 months or less, the Company made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. For further information regarding our lease accounting policy, please refer to Note 1 – Summary of Significant Accounting Policies — Leases.

The Company leases three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks expire in 2025. Amortization of equipment under capital lease was $70 in 2021. The Company leased one long-haul truck for $40 received during fiscal year 2021, and that lease term is two years.

The Company performed a detailed analysis and determined that the only indication of a long-term lease in addition to transportation lease for long-haul trucks was Hogshed Ventures, LLC. A right-of-use asset and corresponding liability for warehouse storage space was recorded for $555 for Hogshed Ventures, LLC for 40th Street in Chicago, Illinois, as of January 21, 2022. We lease this space under a non-cancelable operating lease. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further this lease does not contain contingent rent provisions. This lease terminates on June 30, 2023. This lease includes both lease (e.g., fixed rent) and non-lease components (e.g., real estate taxes, insurance, common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are included in the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset.

This lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 1.6%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

The following is a schedule by years of future minimum lease payments for transportation leases and right-of-use assets:

Fiscal Year	Financing Obligations
2022	$419
2023	381
2024	101
2025	70
Later Years	-
Total Minimum Lease Payments(a)	$971
Less: Amount representing executory costs	(53)
Less: Amount representing interest(b)	(7)
Present value of future minimum lease payments(c)	$911

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Part I. Financial Information, Item 1. a. condensed consolidated balance sheets as current and noncurrent obligations under capital leases of $161 and $195, and right-of-use assets of $382 and $173, respectively as of January 21, 2022.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price with contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for potential price increases if agreed quantities are not purchased within the specified contract period. The contracts are not material. These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period. No significant contracts remained unfulfilled on January 21, 2022. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

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

The following segment information is presented for the twelve weeks ended January 21, 2022, and January 22, 2021.

	Frozen	Snack	Other	Totals
Segment Information
Twelve weeks Ended January 21, 2022	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$12,366	$51,720	$-	$64,086
Cost of products sold	8,851	38,842	-	47,693
Gross margin	3,515	12,878	-	16,393
SG&A	3,086	11,645	-	14,731
Gain on sale of property, plant, and equipment	-	(18)	-	(18)
Operating income	429	1,251	-	1,680

Total assets	$12,664	$124,881	$23,857	$161,402
Additions to PP&E	$61	$320	$-	$381

Twelve weeks Ended January 22, 2021	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$9,264	$45,429	$-	$54,693
Cost of products sold	6,440	33,702	-	40,142
Gross margin	2,824	11,727	-	14,551
SG&A	2,809	11,167	-	13,976
Gain on sale of property, plant, and equipment	(33)	(41)	-	(74)
Operating income	48	601	-	649

Total assets	$10,089	$113,810	$32,710	$156,609
Additions to PP&E	$70	$3,078	$-	$3,148

11 of 27

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended January 21, 2022, and January 22, 2021, respectively.

Twelve weeks Ended January 21, 2022

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$36,630	$-	$36,630
Direct customer warehouse	15,090	-	15,090
Total Snack Food Products	51,720	-	51,720

Distributors	2,940	9,426	12,366
Total Frozen Food Products	2,940	9,426	12,366

Totals	$54,660	$9,426	$64,086

Twelve weeks Ended January 22, 2021

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$35,692	$-	$35,692
Direct customer warehouse	9,737	-	9,737
Total Snack Food Products	45,429	-	45,429

Distributors	2,970	6,294	9,264
Total Frozen Food Products	2,970	6,294	9,264

Totals	$48,399	$6,294	$54,693

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

12 of 27

Note 5 – Income Taxes:

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before January 1, 2021. In addition, the CARES Act allows NOLs incurred in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has filed a federal income tax return for tax year 2018 and 2019 (fiscal year 2019 and 2020) and carried back a taxable loss of $34,405 to tax years 2013 (fiscal 2014), 2014 (fiscal year 2015), 2015 (fiscal year 2016), 2016 (fiscal year 2017) and 2018 (fiscal year 2019).

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

The Company’s effective tax rate was 17.7% and 21.2% for the first quarter of fiscal 2022 and 2021, respectively. The effective tax rate for the first quarter of fiscal year 2022 was impacted by such items as non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

As of January 21, 2022, the Company has a federal NOL carry forward of approximately $10,336 and state NOL carry forwards of approximately $8,109.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2018 through 2020. We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years 2017 through 2020.

Note 6 – Equipment Notes Payable and Financial Arrangements:

Revolving Credit Facility

We maintain a line of credit with Wells Fargo Bank, N.A. that extends to March 1, 2023. As of year-end October 29, 2021, under the terms of this line of credit, we could borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 2.0%. The line of credit has an unused commitment fee of 0.25% of the available loan amount. The line of credit is presented under non-current liabilities in the consolidated balance sheets. On December 1, 2021, Wells Fargo Bank, N.A. expanded our line of credit to $25,000 through June 15, 2022, upon which the credit limit will return to $15,000 for the balance of the term. Under the terms of this expanded line of credit, we may borrow up to $25,000 at an interest rate equal to the bank’s prime rate or secured overnight financing rate (“SOFR”) plus 2.0%. The former benchmark interest rate of LIBOR for our line of credit has been transitioned to SOFR which could impact the cost of credit and alter the value of debt and loans. We borrowed $2,000 under this line of credit on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021 and $2,000 on December 16, 2021, for a combined total of $16,000 as of January 21, 2022. We borrowed an additional $2,000 on January 24, 2022. Refer to Note 1 – Subsequent Events of the Notes to Consolidated Financial Statements included in this Report for further information.

Equipment Notes Payable

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo Bank, N.A. on each of December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”). Pursuant to the Wells Fargo Loan Agreements, we owe the amounts as stated in the table below.

Bridge Loan

On August 30, 2021, we entered into a loan commitment note for a bridge loan of up to $25,000 which we plan to use to pay off the existing equipment loans as they come out of the lock out period and may be prepaid (dates detailed in the table below). The outstanding principal balances of the bridge loan shall be due and payable in full on the earlier of the following dates (1) August 31, 2023 or (2) one Federal Reserve business day after the closing of the transactions contemplated under the CRG Purchase Agreement. As of January 21, 2022, we prepaid $13,106 in equipment loans (equipment loans 4.13%, 3.98% and 3.70% in the table below) utilizing proceeds from the new bridge loan. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not incur any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial.

13 of 27

The following table reflects major components of our line of credit and borrowing agreements as of January 21, 2022 and October 29, 2021.

	January 21, 2022	October 29, 2021

Revolving credit facility	$16,000	$12,000
Equipment notes:
4.13% note due 12/24/25, out of lockout 12/26/20	-	-
3.98% note due 04/21/26, out of lockout 04/23/21	-	-
3.70% note due 12/21/26, out of lockout 12/23/21	-	2,901
3.29% note due 03/05/27, out of lockout 03/06/22	5,697	5,951
3.68% note due 04/16/27, out of lockout 04/17/22	5,650	5,888
SOFR plus 2.00% bridge loan due 03/01/23	13,106	10,329
Total debt	40,453	37,069
Less current debt	(449)	(1,065)
Total long-term debt	$40,004	$36,004

Loan Covenants

The Wells Fargo Loan Agreements collectively contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than .85 to 1.0 at each fiscal quarter end,
●	Net Income After Taxes not less than $500 on a quarterly basis, and
●	Capital Expenditures less than $5,000.

As of January 21, 2022, the Company was in violation of the net income after taxes coverage ratio which were subsequently waived (per letter dated March 2, 2022). The Company was in compliance with all other covenants under the Wells Fargo Loan Agreements.

14 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included within in this Report, and the information and documents incorporated by reference with this Report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts; statements relating to forecasts of our liquidity position or available cash resources; statements regarding the anticipated impact of the global novel coronavirus (“COVID-19”) pandemic; statements regarding operational challenges, including as a result of global supply chain disruptions and labor shortages; statements regarding inflationary pressures and the resulting impact on our results of operations; statements regarding the impact of the adoption of recent accounting pronouncements on our business; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of the COVID-19 pandemic on our production facilities, supply chain, consumer demand, and cost of products sold, the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”). In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended October 29, 2021 (the “Annual Report”) as well as our other filings with the SEC with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

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

Operationally, we have faced temporary idling of production facilities to ensure team member safety. As a result, we have experienced lower levels of productivity and higher costs of production. This will likely continue at least for the short term until the effects of the pandemic diminish. Both of our business segments have experienced a shift in demand from foodservice to retail. During the first quarter of fiscal year 2022, the Frozen Food Products segment has seen a lessening of pandemic related restrictions on food service venues. In our Frozen Food Products segment, the recent sales volume increases in foodservice have been sufficient to offset the losses in retail and as a result, we experienced increased unit sales volume during fiscal 2022 in this segment. Our Snack Food Products segment has experienced continued commodity cost increases caused in part by supply and demand constraints related to reopening the economy from pandemic restrictions. The cost of significant meat commodities increased approximately $5,928 and the cost of purchased flour increased approximately $436 during the first twelve weeks of fiscal year 2022 compared to the same period in fiscal year 2021.

15 of 27

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

● Customers and Production – The most significant impact from business shutdowns relates to channel shifts and lower production in our Frozen Food Products segment. We are committed to doing our best to ensure the continuity of our business and the availability of our products to customers. During the last three quarters of fiscal 2021 and the first quarter of fiscal 2022, we started to see a shift in demand from our retail to our foodservice sales channels as schools and in-dining restaurants begin to reopen across the country. Our production capabilities, including our large scale and geographic proximities, allow us to adapt some of our facilities to the changing demand by shifting certain amounts of production from retail to foodservice. In addition, our production facilities have experienced varying levels of production impacts, including reduced volumes, worker absenteeism and temporary COVID-19-related closures at some of our production facilities and may continue to experience these impacts.

● Supply Chain – Our supply chain has stayed largely intact. Although we have experienced some minor disruptions, these events have not significantly impacted our production to date. We have experienced volatility in commodity inputs, in part due to impacts caused by COVID-19 related business disruptions, and we expect this volatility to continue, which may impact our future input costs. Commodity costs increased approximately $6,363 during the first quarter of fiscal year 2022 compared to the same quarter in fiscal year 2021.

● Insurance and CARES Act – Although we maintain insurance policies for various risks, we believe most COVID-19 impacts will not be covered by these policies. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments, and expanded income tax net operating loss carryback provisions. While we continue to examine the potential impacts of these actions, we anticipate new regulations related to federal income tax will have a significant impact on our financial statements and cash flow. Late in the second quarter of fiscal 2020 we began implementing the deferral of the employer portion of social security payments and intend to continue this deferral for the duration of its availability which will have a favorable impact on short-term liquidity. The remaining deferral amount as of January 21, 2022, is approximately $758 due on December 31, 2022.

● Liquidity – Operations used $1,337 in operating cash flows during the twelve weeks ended January 21, 2022. As of that date, we had approximately $49,961 of net working capital and $9,000 available under our expanded revolving line of credit with Wells Fargo Bank, N.A. On December 1, 2021, we expanded the revolving line of credit to $25,000 until June 15, 2022, upon which the credit limit will return to $15,000 for the balance of the term. Commodity price volatility or increases could adversely impact our business, financial condition including liquidity, and results of operations. Despite higher commodity costs, we may not be able to increase our product prices in a timely manner or sufficiently to offset increased commodity costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. We received $2,205 from a life insurance receivable during the first quarter of fiscal 2022. Higher product prices could potentially lower demand for our product and decrease volume. As of January 21, 2022, we have $449 of current debt on equipment loans. We entered into a bridge loan with Wells Fargo Bank, N.A. on August 30, 2021, for up to $25,000 which we plan to use to pay off the existing equipment loans as they come out of the lock out period and may be prepaid. As of January 21, 2022, we paid off $13,106 in equipment loans utilizing proceeds from the new bridge loan. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, performance of operating divisions, economic conditions of capital markets, or circumstances related to the COVID-19 global pandemic. If we are unable to increase liquidity through mortgaging real estate, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. Combined with the cash expected to be generated from the Company’s operations, and income tax refunds due of $6,091 partially offset by payment on deferral of social security taxes, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

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

16 of 27

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of January 31, 2022, was 3.15% as compared to 2.77% as of October 31, 2021. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The provision for doubtful accounts receivable is based on historical trends and current collection risk. We have significant receivables with a couple of large, well-known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss.

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended January 21, 2022, and January 22, 2021, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
January 21, 2022	32.1%	5.4%	15.8%	40.6%
January 22, 2021	36.5%	7.3%	13.7%	24.1%

(1) = Walmart accounts receivable represented a lower percentage of sales as of January 21, 2022, due to accelerated payments on outstanding accounts receivable.

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

We are subject to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”). Requirements of the law include the removal of the lifetime limits on active and retiree medical coverage, expanding dependent coverage to age 26 and the elimination of pre-existing conditions that may impact other postretirement benefits costs. The PPACA law also includes a potential excise tax on the value of benefits that exceed a pre-defined limit. Fortunately, this potential tax has been indefinitely deferred and we do not see significant financial exposure from the so called “Cadillac Tax”. Finally, the PPACA includes provisions that require employers to offer health benefits to all full-time employees (defined as 30 hours per week). The health coverage must meet minimum standards for the actuarial value of the benefits offered and employee affordability. We believe that the current administration seems more likely to enhance the scope and coverage associated with PPACA than to repeal or significantly change this law. The recent legislative packages related to pandemic relief included some minor provisions that will impact health benefits in the future. These changes most prominently focus on the impact of surprise balance bills from out-of-network providers. When these changes become law in 2022, the Bridgford Foods benefit plan will be modified accordingly. At this point in time, we believe that our current plans meet the existing requirements. We will continue to assess the accounting implications of the PPACA and its impact on our financial position and results of operations as more legislative and interpretive guidance becomes available. The potential future effects and cost of complying with the provisions of the PPACA are not determinable at this time.

17 of 27

Overview of Reporting Segments

We operate in two business segments – the processing and distribution of frozen food products (the Frozen Food Products segment), and the processing and distribution of snack food products (the Snack Food Products segment). For information regarding the separate financial performance of the business segments refer to Note 4 — Segment Information of the Notes to the Condensed Consolidated Financial Statements included in this Report. We manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products and beef jerky.

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

Snack Food Products Segment

Our Snack Food Products segment primarily distributes products manufactured by us. All items within this segment are considered similar products and have been aggregated at this level. The dry sausage division includes products such as jerky, meat snacks, sausage, and pepperoni products. Our Snack Food Products segment sells approximately 170 different items through a direct store delivery network serving approximately 19,000 supermarkets, mass merchandise and convenience retail stores located in 49 states. These customers are comprised of large retail chains and smaller “independent” operators.

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

Results of Operations for the Twelve Weeks Ended January 21, 2022, and January 22, 2021

Net Sales-Consolidated

Net sales increased by $9,393 (17.2%) to $64,086 in the first twelve-week period of the 2022 fiscal year compared to the same twelve-week period in fiscal year 2021. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	13.7	7,960
Unit sales volume in pounds	3.1	1,790
Returns activity	0.3	128
Promotional activity	0.1	(485)
Increase in net sales	17.2	9,393

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $3,102 (33.5%) to $12,366 in the first twelve-week period of the 2022 fiscal year compared to the same twelve-week period in fiscal year 2021. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	6.3	657
Unit sales volume in pounds	27.5	2,870
Returns activity	0.3	21
Promotional activity	-0.6	(446)
Increase in net sales	33.5	3,102

18 of 27

The increase in net sales for the twelve-week period ended January 21, 2022, primarily relates to higher unit sales volume due to the ongoing reopening of the economy from COVID-19 pandemic related restrictions and to a lesser extent higher selling prices per pound implemented during July 2021. Other institutional Frozen Food Products sales, including sheet dough and rolls, increased 57% by volume and retail sales volume remained constant. Demand is gradually returning in the foodservice sales channel as schools and in-dining restaurants are starting to reopen across the country after response to the COVID-19 pandemic. Returns activity decreased compared to the same twelve-week period in the 2021 fiscal year. Promotional activity was higher as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $6,291 (13.8%) to $51,720 in the first twelve-week period of the 2022 fiscal year compared to the same twelve-week period in fiscal year 2021. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	15.3	7,302
Unit sales volume in pounds	-2.3	(1,080)
Returns activity	0.3	107
Promotional activity	0.5	(38)
Increase in net sales	13.8	6,291

Net sales of Snack Food Products increased due to higher selling prices per pound partially offset by lower unit sales volume through our direct store delivery distribution channel during the first quarter of fiscal year 2022. The weighted average selling price per pound increased compared to the same twelve-week period in the prior fiscal year due to selling price increases and reductions in packaging size. Returns activity was lower compared to the same twelve-week period in the 2021 fiscal year. Promotional offers decreased as a percentage of sales due to higher sales to high-volume, low-promotion customers.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $7,551 (18.8%) to $47,693 in the first twelve-week period of the 2022 fiscal year compared to the same twelve-week period in fiscal year 2021. The gross margin decreased from 26.6% to 25.6% during the first twelve-weeks of fiscal year 2022.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	2,411	6.0	436
Snack Food Products Segment	5,140	12.8	5,928
Total	7,551	18.8	6,364

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $2,411 (37.4%) to $8,851 in the first twelve-week period of the 2022 fiscal year compared to the same twelve-week period in fiscal year 2021. Unit sales volume and gross overhead including hourly wages and benefits has increased which resulted in an increase to the cost of products sold. The cost of purchased flour increased approximately $436 in the first twelve-week period of fiscal year 2022 compared to the same twelve-week period in fiscal year 2021. In our Frozen Food Products segment, the volume increases in foodservice were not enough to mitigate an increase in overhead per case of product.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $5,140 (15.3%) to $38,842 in the first twelve-week period of the 2022 fiscal year compared to the same twelve-week period in fiscal year 2021 due to higher standard costs partially offset by lower sales volume. Meat commodity costs continued to rise during the first quarter of the 2022 fiscal year, significantly adding to the increase in cost of products sold. The cost of significant meat commodities increased approximately $5,928 in the first twelve-week period of fiscal year 2022 compared to the same period in fiscal year 2021. We reduced our net realizable value reserve of $2,009 during the twelve weeks ended January 21, 2022 to recognize inventory sold through on products already reserved in inventory as of year-end October 29, 2021. We maintain a net realizable reserve of $344 on products as of January 21, 2022 after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

19 of 27

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) increased by $755 (5.4%) to $14,731 in the first twelve-week period of fiscal year 2022 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	January 21, 2022	January 22, 2021	Increase (Decrease)
Product advertising	$2,489	$2,112	$377
Other SG&A	12,242	11,864	378
Total - SG&A	$14,731	$13,976	$755

Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements and increased broker commission in the Snack Food Products segment during the first twelve-week period of fiscal year 2022. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher wages and bonuses, fuel, workers’ compensation costs and postage expense.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $277 (9.9%) to $3,086 in the first twelve-week period of fiscal year 2022 compared to the same twelve-week period in the prior fiscal year. The overall increase in SG&A expenses was due to higher wages and bonuses, higher product advertising including marketing programs and insertion orders, and increased broker commission costs.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $478 (4.3%) to $11,645 in the first twelve-week period of fiscal year 2022 compared to the same twelve-week period in the prior fiscal year. Most of the increase was due to higher wages and bonuses, fuel, workers’ compensation cost, increased fees paid under licensing agreements and higher travel and increased postage expenses.

Income Taxes-Consolidated

Income tax for the twelve weeks ended January 21, 2022, and January 22, 2021, was as follows:

	January 21, 2022	January 22, 2021
Provision for income taxes	$66	$393

Effective tax rate	17.7%	21.2%

We recorded a provision for income taxes of $66 for the twelve-week period ended January 21, 2022, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies, and state income taxes.

20 of 27

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We normally fund our operations from cash balances and cash flow generated from operations. We borrowed $2,000 under our line of credit with Wells Fargo Bank, N.A. on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021 and $2,000 on December 16, 2021, for a combined total of $16,000 as of January 21, 2022. We borrowed an additional $2,000 on January 24, 2022. Refer to Note 1 – Summary of Significant Accounting Policies — Subsequent Events of the Notes to the Condensed Consolidated Financial Statements and Note 6 – Equipment Notes Payable and Financial Arrangements included within this Report for further information. Despite higher commodity costs, we may not be able to increase our product prices in a timely manner or sufficiently to offset increased commodity costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Higher product prices could potentially lower demand for our product and decrease volume. As of January 21, 2022, we had $449 of current debt on equipment loans. We entered into a bridge loan with Wells Fargo Bank, N.A. on August 30, 2021 for up to $25,000, which we plan to use to pay off the existing equipment loans as they come out of the lock out period and may be prepaid. As of January 21, 2022, we paid off $13,106 in equipment loans utilizing proceeds from the new bridge loan.

Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, the performance of operating divisions and economic conditions of capital markets, or circumstances related to the COVID-19 global pandemic. If we are unable to increase liquidity through mortgaging real estate, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. Combined with the cash expected to be generated from the Company’s operations and income tax refunds due of $6,091, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

Cash flows from operating activities for the twelve weeks ended:

	January 21, 2022	January 22, 2021
Net income	$307	$1,464

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,544	1,486
(Recoveries on) provision for losses on accounts receivable	(81)	20
Increase in promotional allowances	1,097	1,163
Gain on sale of property, plant, and equipment	(18)	(74)
Changes in operating working capital	(4,186)	734
Net cash (used in) provided by operating activities	$(1,337)	$4,793

For the twelve weeks ended January 21, 2022, net cash used in operating activities was $1,337, $6,130 less cash provided than during the same period in fiscal year 2021. The net decrease in cash provided by operating activities primarily relates to an increase in accounts receivable of $3,226, an increase in inventories of $2,462 and an increase in non-current liabilities of $1,064 partially offset by an increase in accounts payable of $1,722. During the twelve-week period ended January 21, 2022, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 72 days for the twelve-week period ended January 21, 2022. The cash conversion cycle was 47 days for the twelve-week period ended January 22, 2021. The increase in the cash conversion cycle was mainly due to an increase in days sales outstanding in accounts receivable and to a lesser extent increased average days in inventory. We continued to accelerate payments on outstanding accounts receivable from Wal-Mart for approximately $9,992.

For the twelve weeks ended January 22, 2021, net cash provided by operating activities was $4,793 and primarily relates to a decrease in accounts receivable of $3,869 and net income of $1,464 partially offset by an increase in other non-current assets of $1,527 and an increase in non-current liabilities of $1,719. During the twelve-week period ended January 22, 2021, we did not contribute towards our defined benefit pension plan.

Cash flows from investing activities for the twelve weeks ended:

	January 21, 2022	January 22, 2021
Proceeds from sale of property, plant, and equipment	$18	$90
Proceeds from pending sale of assets in escrow	-	-
Additions to property, plant, and equipment	(381)	(3,148)
Net cash used in investing activities	$(363)	$(3,058)

21 of 27

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

The table below highlights additions to property, plant and equipment for the twelve weeks ended:

	January 21, 2022	January 22, 2021
Changes in projects in process	$(131)	$2,227
Building improvements		8
Direct store delivery and sales vehicles	178	465
Packaging lines	159	-
Computer software and hardware	23	-
Processing equipment	126	377
Furniture and fixtures	26	71
Additions to property, plant, and equipment	$381	$3,148

Cash flows from financing activities for the twelve weeks ended:

	January 21, 2022	January 22, 2021
Payment of lease and right of use obligations	$(77)	$(103)
Proceeds from bank borrowings	4,000	2,000
Repayments of bank borrowings	(616)	(1,093)
Net cash provided by financing activities	$3,307	$804

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of January 21, 2022, 120,113 shares remained authorized for repurchase under the program.

Revolving Credit Facility

We maintain a line of credit with Wells Fargo Bank, N.A. that extends through March 1, 2023. As of year-end October 29, 2021, under the terms of this line of credit, we could borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 2.0%. The line of credit has an unused commitment fee of 0.25% of the available loan amount. The line of credit is presented under non-current liabilities in the consolidated balance sheets. On December 1, 2021, Wells Fargo Bank, N.A. expanded our line of credit to $25,000 through June 15, 2022, upon which the credit limit will return to $15,000 for the balance of the term. Under the terms of this expanded line of credit, we may borrow up to $25,000 at an interest rate equal to the bank’s prime rate or secured overnight financing rate (“SOFR”) plus 2.0%. The former benchmark interest rate of LIBOR for our line of credit has been transitioned to SOFR which could impact the cost of credit and alter the value of debt and loans. We borrowed $2,000 under this line of credit on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021 and $2,000 on December 16, 2021, for a combined total of $16,000 as of January 21, 2022. We borrowed an additional $2,000 on January 24, 2022. Refer to Note 1 – Subsequent Events of the Notes to Consolidated Financial Statements included in this Report for further information.

Equipment Notes Payable

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo Bank, N.A. on each of December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”). Pursuant to the Wells Fargo Loan Agreements, we owe the amounts as stated in the table below.

22 of 27

Bridge Loan

On August 30, 2021, we entered into a loan commitment note for a bridge loan of up to $25,000 which we plan to use to pay off the existing equipment loans as they come out of the lock out period and may be prepaid (dates detailed in the table below). The outstanding principal balances of the bridge loan shall be due and payable in full on the earlier of the following dates (1) August 31, 2023 or (2) one Federal Reserve business day after the closing of the transactions contemplated under that certain Purchase and Sale Agreement dated March 16, 2020, as amended, between Bridgford Foods Processing Corporation and CRG Acquisition, LLC. As of January 21, 2022, we prepaid $13,106 in equipment loans (equipment loans 4.13%, 3.98% and 3.70% in the table below) utilizing proceeds from the new bridge loan. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not incur any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial.

The following table reflects major components of our line of credit and borrowing agreements as of January 21, 2022 and October 29, 2021.

	January 21, 2022	October 29, 2021

Revolving credit facility	$16,000	$12,000
Equipment notes:
4.13% note due 12/24/25, out of lockout 12/26/20	-	-
3.98% note due 04/21/26, out of lockout 04/23/21	-	-
3.70% note due 12/21/26, out of lockout 12/23/21	-	2,901
3.29% note due 03/05/27, out of lockout 03/06/22	5,697	5,951
3.68% note due 04/16/27, out of lockout 04/17/22	5,650	5,888
SOFR plus 2.00% bridge loan due 03/01/23	13,106	10,329
Total debt	40,453	37,069
Less current debt	(449)	(1,065)
Total long-term debt	$40,004	$36,004

Loan Covenants

The Wells Fargo Loan Agreements collectively contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than .85 to 1.0 at each fiscal quarter end,
●	Net Income After Taxes not less than $500 on a quarterly basis, and
●	Capital Expenditures less than $5,000.

As of January 21, 2022, the Company was in violation of the net income after taxes covenant which were subsequently waived by Wells Fargo Bank, N.A. (per letter dated March 2, 2022). The Company was in compliance with all other covenants under the Wells Fargo Loan Agreements.

All of our operating segments have been impacted by inflation, including higher costs for labor, freight, and specific materials. We expect this trend to continue through the remainder of fiscal year 2022. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for the remainder of fiscal year 2022.

Recently issued accounting pronouncements and regulations

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires a lessee to recognize assets and liabilities with lease terms of more than 12 months. Both capital and operating leases are to be recognized on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019 which was our first quarter of fiscal 2020. We have analyzed all lease transactions during fiscal year 2020 and 2021 and quarter ending January 21, 2022. The Company elected not to reassess expired contracts or adjust comparative periods. The Company determined that no change to current accounting treatment is warranted for most transactions due to the underlying nature of our leases. In the case of month-to-month lease or rental agreements with terms of 12 months or less, the Company made an accounting policy election to not recognize lease assets and liabilities. The Company performed a detailed analysis and determined that the only significant indication of a long-term lease was its lease with Hogshed Ventures, LLC. The accounting treatment of this lease for warehouse storage included establishing a right-of-use asset and corresponding liability was recorded for the Company’s lease with Hogshed Ventures, LLC for property located at 40th Street in Chicago during the fourth quarter of fiscal 2020. The application of this pronouncement resulted in additional disclosures detailing our lease arrangements. The Company adopted this guidance during the first quarter of fiscal 2020 and it did not have a material impact on our consolidated financial statements.

23 of 27

Off-Balance Sheet Arrangements

We are not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(b) of Regulation S-K.

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 21, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

24 of 27

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

We have considered the impact of federal, state, and local government actions related to the COVID-19 pandemic on our condensed consolidated financial statements. These business disruptions had a significant impact on our condensed consolidated financial statements for the twelve weeks ended January 21, 2022. We expect these events to have future business impacts, the extent of which is uncertain and largely subject to whether the severity worsens, or the duration of current business shutdowns continue.

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

Item 5. Other Information

As previously reported, on March 16, 2020, Bridgford Food Processing Corporation (“BFPC”), a wholly-owned subsidiary of the Company and CRG Acquisition, LLC (“CRG”), entered into a Purchase and Sale Agreement (the “CRG Purchase Agreement), pursuant to which BFPC agreed to sell to CRG, pursuant to the terms and conditions set forth in the CRG Purchase Agreement, a parcel of land including an approximate 156,000 square foot four-story industrial food processing building located at 170 N. Green Street in Chicago, Illinois (the “Property”). The purchase price for the Property is $60,000 subject to a due diligence period and certain closing adjustments and prorations, and is conditioned upon, among other customary closing conditions, CRG receiving zoning and other governmental approvals necessary for the construction and development of a mixed-use project on the Property in accordance with certain development plans to be approved by the City of Chicago. The cost basis of the Property was insignificant.

On July 30, 2021, the Company executed the seventh amendment to the CRG Purchase Agreement. Under the original terms and conditions of the CRG Purchase Agreement, the closing of the sale of the Property to CRG would occur on the date that is thirty (30) days after CRG’s receipt of the necessary zoning approvals, but in any event no earlier than October 31, 2020, and no later than March 31, 2021. The first amendment dated as of April 10, 2020, extended the inspection period to June 1, 2020. The second amendment dated as of June 1, 2020, extended the inspection period to July 31, 2020, zoning period to February 1, 2021, and closing date to February 5, 2021. The third amendment dated July 31, 2020, further extended the inspection period to October 31, 2020, zoning period to April 30, 2021, and closing date to May 6, 2021. The fourth amendment dated November 2, 2020, further extended the inspection period to February 1, 2021, the zoning period to August 2, 2021, and closing date to August 31, 2021. The fifth amendment dated February 1, 2021, further extended the inspection period to May 1, 2021, the zoning period to November 1, 2021, and closing date to December 1, 2021. The sixth amendment dated April 28, 2021, further extended the inspection period to July 30, 2021, the zoning period to February 1, 2022, and closing date to March 1, 2022. The seventh amendment dated July 30, 2021, further extended the inspection period to September 30, 2021, the zoning period to March 30, 2022, and closing date to April 29, 2022. The seventh amendment also established that the parties acknowledged and agreed that CRG shall commence demolition of certain portions of the improvements prior to the expiration of the inspection period and be diligently completed in a commercially reasonable manner on or prior to the closing date. The escrow account for the transaction has received $1,650 in earnest money deposits through January 21, 2022, of which, $1,500 is non-refundable and is thus not part of restricted cash. The seventh amendment also provides the purchaser the right to extend the planning and zoning period beyond February 1, 2022 up to three times by up to thirty calendar days by providing funds in the amount of $200 for each extension. An additional $200 was received on January 31, 2022 and March 1, 2022, respectively, in payment of the first and second extensions. The total amount of earnest money deposited in the escrow account since the inception of the CRG Purchase Agreement increased to $1,700 on January 31, 2022.

We maintain a line of credit with Wells Fargo Bank, N.A. that extends through March 1, 2023. As of year-end October 29, 2021, under the terms of this line of credit, we could borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 2.0%. The line of credit has an unused commitment fee of 0.25% of the available loan amount. The line of credit is presented under non-current liabilities in the consolidated balance sheets. On December 1, 2021, Wells Fargo Bank, N.A. expanded our line of credit to $25,000 through June 15, 2022, upon which the credit limit will return to $15,000 for the balance of the term. Under the terms of this expanded line of credit, we may borrow up to $25,000 at an interest rate equal to the bank’s prime rate or SOFR plus 2.0%. The former benchmark interest rate of LIBOR for our line of credit has been transitioned to SOFR which could impact the cost of credit and alter the value of debt and loans. We borrowed $2,000 under this line of credit on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021 and $2,000 on December 16, 2021, for a combined total of $16,000 as of January 21, 2022. We borrowed an additional $2,000 on January 24, 2022.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: March 4, 2022	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

27 of 27