Form 10-Q
period 2022-04-15
BRIDGFORD FOODS CORP
filed 2022-06-06
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 15, 2022

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

As of June 3, 2022, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Page
Part I. Financial Information	3

Item 1. Financial Statements	3

a. Condensed Consolidated Balance Sheets as of April 15, 2022 (unaudited) and October 29, 2021	3

b. Condensed Consolidated Statements of Operations for the twelve and twenty-four weeks ended April 15, 2022 (unaudited), and April 16, 2021 (unaudited)	4

c. Condensed Consolidated Statements of Shareholders’ Equity for the twelve and twenty-four weeks ended April 15, 2022 (unaudited), and April 16, 2021 (unaudited)	5

d. Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended April 15, 2022 (unaudited), and April 16, 2021 (unaudited)	6

e. Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

Part II. Other Information	27

Item 1A. Risk Factors	27

Item 6. Exhibits	28

Signatures	29

Items 1 and 2 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 29

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	April 15, 2022	October 29, 2021
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$6,858	$-
Restricted cash	-	375
Accounts receivable, less allowance for doubtful accounts of $117 and $127, respectively, and promotional allowances of $5,147 and $2,869, respectively	24,554	24,384
Inventories, net	40,935	36,771
Refundable income taxes	5,731	6,156
Prepaid expenses and other current assets	1,241	2,571
Total current assets	79,319	70,257

Property, plant and equipment, net of accumulated depreciation and amortization of $67,657 and $64,527, respectively	70,357	72,886
Other non-current assets	12,647	13,647
Total assets	$162,323	$156,790

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$12,229	$12,388
Accrued payroll, advertising, and other expenses	6,147	6,890
Income taxes payable	98	98
Current notes payable - equipment	3,446	1,065
Other current liabilities	6,973	5,178
Total current liabilities	28,893	25,619

Long-term notes payable - equipment	38,596	36,004
Deferred income taxes, net	3,400	3,400
Other non-current liabilities	15,344	16,789
Total liabilities	86,233	81,812

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	75,364	74,252
Accumulated other comprehensive loss	(16,706)	(16,706)
Total shareholders’ equity	76,090	74,978
Total liabilities and shareholders’ equity	$162,323	$156,790

See accompanying notes to Condensed Consolidated Financial Statements.

3 of 29

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended		24 weeks ended
	April 15, 2022	April 16, 2021	April 15, 2022	April 16, 2021

Net sales	$59,986	$50,477	$124,072	$105,170
Cost of products sold	43,304	39,890	90,997	80,032

Gross margin	16,682	10,587	33,075	25,138

Selling, general and administrative expenses	15,178	12,906	29,909	26,881
Gain on sale of property, plant, and equipment	-	(8)	(18)	(82)
Operating income (loss)	1,504	(2,311)	3,184	(1,661)

Other income (expense)
Interest expense	(318)	(319)	(615)	(638)
Cash surrender value (loss) gain	10	322	(1,000)	1,848
Total other income (expense)	(308)	3	(1,615)	1,210

Income (loss) before taxes	1,196	(2,308)	1,569	(451)
Provision for (benefit on) income taxes	391	(535)	457	(142)

Net income (loss)	$805	$(1,773)	$1,112	$(309)

Basic earnings (loss) per share	$0.09	$(0.20)	$0.12	$(0.03)

Shares used to compute basic earnings (loss) per share	9,076,832	9,076,832	9,076,832	9,076,832

See accompanying notes to Condensed Consolidated Financial Statements.

4 of 29

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

24 weeks ended April 16, 2021, and April 15, 2022

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 30, 2020	9,076	$9,134	$8,298	$79,755	$(25,941)	$71,246
Net loss	-	-	-	(309)	-	(309)
Balance, April 16, 2021	9,076	$9,134	$8,298	$79,446	$(25,941)	$70,937

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 29, 2021	9,076	$9,134	$8,298	$74,252	$(16,706)	$74,978
Net income	-	-	-	1,112	-	1,112
Balance, April 15, 2022	9,076	$9,134	$8,298	$75,364	$(16,706)	$76,090

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended April 16, 2021, and April 15, 2022

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, January 22, 2021	9,076	$9,134	$8,298	$81,219	$(25,941)	$72,710
Net loss	-	-	-	(1,773)	-	(1,773)
Balance, April 16, 2021	9,076	$9,134	$8,298	$79,446	$(25,941)	$70,937

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, January 21, 2022	9,076	$9,134	$8,298	$74,559	$(16,706)	$75,285
Net income	-	-	-	805	-	805
Balance, April 15, 2022	9,076	$9,134	$8,298	$75,364	$(16,706)	$76,090

See accompanying notes to Condensed Consolidated Financial Statements.

5 of 29

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	24 weeks ended
	April 15, 2022	April 16, 2021
Cash flows from operating activities:

Net income (loss)	$1,112	$(309)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	3,158	3,026
(Recoveries on) provision for losses on accounts receivable	(10)	96
Increase in promotional allowances	2,278	1,791
Gain on sale of property, plant, and equipment	(18)	(82)

Changes in operating assets and liabilities:

Accounts receivable, net	(2,438)	3,450
Inventories, net	(4,164)	(1,810)
Prepaid expenses and other current assets	1,330	(394)
Refundable income taxes	425	(393)
Other non-current assets	1,000	(1,850)
Accounts payable	(159)	(122)
Accrued payroll, advertising, and other expenses	(743)	(903)
Current portion of non-current liabilities	1,774	770
Non-current liabilities	(1,272)	(1,739)

Net cash provided by operating activities	2,273	1,531

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	18	98
Additions to property, plant, and equipment	(629)	(5,755)

Net cash used in investing activities	(611)	(5,657)

Cash flows from financing activities:
Payment of lease and right of use obligations	(151)	(207)
Proceeds from bank borrowings	6,000	2,000
Repayments of bank borrowings	(1,028)	(2,194)

Net cash provided by (used in) financing activities	4,821	(401)

Net increase (decrease) in cash and cash equivalents and restricted cash	6,483	(4,527)

Cash and cash equivalents and restricted cash at beginning of period	375	5,427

Cash and cash equivalents and restricted cash at end of period	$6,858	$900

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$37	$118
Cash paid for interest	$615	$637

See accompanying notes to Condensed Consolidated Financial Statements.

6 of 29

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies:

The unaudited Condensed Consolidated Financial Statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve and twenty-four weeks ended April 15, 2022 and April 16, 2021 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended October 29, 2021 (the “Annual Report”). Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

We have considered the impact of federal, state, and local government actions related to the COVID-19 pandemic on our Consolidated Financial Statements. The business disruptions associated with the pandemic had a significant negative impact on our Consolidated Financial Statements for the fiscal year ended October 29, 2021 and minimal impact during the twelve and twenty-four weeks ended April 15, 2022. We expect these events to have future business impacts, the extent of which is uncertain and largely subject to whether the severity worsens. These impacts could include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. These unknowns may subject the Company to future risks related to long-lived asset impairments, increased reserves for uncollectible accounts, price and availability of ingredients and raw materials used in our products and adjustments to reflect the market value of our inventory.

The October 29, 2021, balance sheet amounts within these interim Condensed Consolidated Financial Statements were derived from the audited fiscal year 2021 financial statements included in the Annual Report.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll, and notes payable. The carrying amount of these instruments approximate fair market value due to their short-term maturity or market interest rates. At times, the Company had accounts held with nationally recognized financial institutions in excess of the Federal Deposit Insurance Corporation insurance coverage limit. As of April 15, 2022, the Company did not have a book overdraft. When applicable, book overdrafts are recorded as a liability in accounts payable on the Condensed Consolidated Balance Sheet. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with regard to its cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

Comprehensive income or loss

Comprehensive income or loss consists of net income and additional minimum pension liability adjustments. There were no differences between net income (loss) and comprehensive income (loss) during the twelve and twenty-four weeks ended April 15, 2022, or April 16, 2021.

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twenty-four weeks ended April 15, 2022, and April 16, 2021, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
April 15, 2022	31.4%	4.4%	17.7%	38.1%
April 16, 2021	37.6%	5.7%	14.0%	13.5%

(1)	Walmart accounts receivable represented a lower percentage of sales as of April 15, 2022, due to accelerated payments on outstanding accounts receivable.

7 of 29

The table below shows customers that accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve weeks ended April 15, 2022, and April 16, 2021, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
April 15, 2022	30.5%	4.4%	19.6%	38.1%
April 16, 2021	38.7%	5.7%	14.2%	13.5%

(1)	Walmart accounts receivable represented a lower percentage of sales as of April 15, 2022, due to accelerated payments on outstanding accounts receivable.

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

We record revenue at the transaction price which is measured as the amount of consideration we anticipate receiving in exchange for providing product to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for the twelve weeks ended April 15, 2022, and April 16, 2021 were $3,862 and $3,191, respectively. Promotional allowances deducted from sales for the twenty-four weeks ended April 15, 2022, and April 16, 2021 were $7,366 and $6,273, respectively.

Leases

Leases are recognized in accordance with Accounting Standards Update (“ASU”) 2016-02 Leases (“ASC 842”) which requires a lessee to recognize assets and liabilities with lease terms of more than twelve months. We lease or rent property for such operations as storing inventory and equipment. We analyze our agreements to evaluate whether or not a lease exists by determining what assets exist for which we control usage for a period of time in exchange for consideration. In the event a lease exists, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease. In the case of month-to-month lease or rental agreements with terms of twelve months or less, we made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. The storage units rented on a month-to-month basis for use by our Snack Food Product segment direct store delivery route system are not costly to relocate and contain no significant leasehold improvements or degree of integration over leased assets. Orders can be fulfilled by another route storage unit interchangeably. No specialized assets exist in the rental storage units. Market price is paid for storage units. No guarantee of debt is made.

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

Subsequent events

Management has evaluated events subsequent to April 15, 2022, through the date that the accompanying Condensed Consolidated Financial Statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

For further information regarding subsequent events, please refer to Note 7 – Subsequent Events.

8 of 29

Based on Management’s review, no other material events were identified that require adjustment to the financial statements or additional disclosure.

Basic earnings per share

Basic earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or other potentially dilutive convertible securities were outstanding as of April 15, 2022, or April 16, 2021.

Note 2 – Inventories, net

Inventories are comprised of the following at the respective period ends:

	April 15, 2022	October 29, 2021
Meat, ingredients, and supplies	$9,868	$7,278
Work in progress	3,229	2,911
Finished goods	27,838	26,582
	$40,935	$36,771

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any excess or obsolete inventories to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. We reduced our net realizable value reserve by $2,159 during the twenty-four weeks ended April 15, 2022, to recognize inventory sell through of products already reserved in inventory as of year-end October 29, 2021. We maintain a net realizable reserve of $194 as of April 15, 2022, and $2,353 as of October 29, 2021, on products in inventory after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

9 of 29

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

The Company leases three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks expire in 2025. Amortization of equipment as a finance lease was $37 during the twenty-four weeks ended April 15, 2022. The Company leased one long-haul truck for $40 received during fiscal year 2021, and that lease term is two years.

The Company performed a detailed analysis and determined that the only indication of a long-term lease in addition to transportation leases for long-haul trucks was the warehouse lease with Hogshed Ventures, LLC. A right-of-use asset and corresponding liability for warehouse storage space was recorded for $494 for Hogshed Ventures, LLC for 40th Street in Chicago, Illinois, as of April 15, 2022. We lease this space under a non-cancelable operating lease. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further this lease does not contain contingent rent provisions. This lease terminates on June 30, 2023. This lease includes both lease (e.g., fixed rent) and non-lease components (e.g., real estate taxes, insurance, common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are included in the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset.

This lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 1.6%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

The following is a schedule by years of future minimum lease payments for transportation leases and right-of-use assets:

Fiscal Year	Financing Obligations
2022	$338
2023	381
2024	101
2025	70
Later Years	-
Total Minimum Lease Payments(a)	$890
Less: Amount representing executory costs	(48)
Less: Amount representing interest(b)	(6)
Present value of future minimum lease payments(c)	$836

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Part I. Financial Information, Item 1. a. of the Condensed Consolidated Balance Sheets as current and noncurrent obligations under capital leases of $164 and $178, and right-of-use assets of $383 and $111, respectively as of April 15, 2022.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price with contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for potential price increases if agreed quantities are not purchased within the specified contract period. The contracts are not material. These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period. No significant contracts remained unfulfilled on April 15, 2022. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

10 of 29

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

The following segment information is presented for the twelve weeks ended April 15, 2022, and April 16, 2021, respectively.

Segment Information
Twelve weeks Ended April 15, 2022	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$12,477	$47,509	$-	$59,986
Cost of products sold	8,649	34,655	-	43,304
Gross margin	3,828	12,854	-	16,682
SG&A	3,286	11,892	-	15,178
Operating income	542	962	-	1,504

Total assets	$14,484	$121,521	$26,318	$162,323
Additions to PP&E	$(54)	$303	$-	$249

Twelve weeks Ended April 16, 2021	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$8,854	$41,623	$-	$50,477
Cost of products sold	6,399	33,491	-	39,890
Gross margin	2,455	8,132	-	10,587
SG&A	2,607	10,299	-	12,906
Gain on sale of property, plant, and equipment	6	(14)	-	(8)
Operating loss	(158)	(2,153)	-	(2,311)

Total assets	$10,559	$115,409	$26,611	$152,579
Additions to PP&E	$51	$2,556	$-	$2,607

The following segment information is presented for the twenty-four weeks ended April 15, 2022, and April 16, 2021, respectively.

Twenty-four weeks Ended April 15, 2022	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$24,843	$99,229	$-	$124,072
Cost of products sold	17,500	73,497	-	90,997
Gross margin	7,343	25,732	-	33,075
SG&A	6,373	23,536	-	29,909
Gain on sale of property, plant, and equipment	-	(18)	-	(18)
Operating income	970	2,214	-	3,184

Total assets	$14,484	$121,521	$26,318	$162,323
Additions to PP&E	$6	$623	$-	$629

Twenty-four weeks Ended April 16, 2021	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$18,118	$87,052	$-	$105,170
Cost of products sold	12,838	67,194	-	80,032
Gross margin	5,280	19,858	-	25,138
SG&A	5,415	21,466	-	26,881
Gain on sale of property, plant, and equipment	(27)	(55)	-	(82)
Operating loss	(108)	(1,553)	-	(1,661)

Total assets	$10,559	$115,409	$26,611	$152,579
Additions to PP&E	$121	$5,634	$-	$5,755

11 of 29

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended April 15, 2022, and April 16, 2021, respectively.

Twelve weeks Ended April 15, 2022

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$31,065	$-	$31,065
Direct customer warehouse	16,444	-	16,444
Total Snack Food Products	47,509	-	47,509

Distributors	1,576	10,901	12,477
Total Frozen Food Products	1,576	10,901	12,477

Totals	$49,085	$10,901	$59,986

Twelve weeks Ended April 16, 2021

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$31,482	$-	$31,482
Direct customer warehouse	10,141	-	10,141
Total Snack Food Products	41,623	-	41,623

Distributors	1,827	7,027	8,854
Total Frozen Food Products	1,827	7,027	8,854

Totals	$43,450	$7,027	$50,477

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

Twenty-four weeks Ended April 15, 2022 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$67,694	$-	$67,694
Direct customer warehouse	31,535	-	31,535
Total Snack Food Products	99,229	-	99,229

Distributors	4,515	20,328	24,843
Total Frozen Food Products	4,515	20,328	24,843

Totals	$103,744	$20,328	$124,072

Twenty-four weeks Ended April 16, 2021 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$67,174	$-	$67,174
Direct customer warehouse	19,878	-	19,878
Total Snack Food Products	87,052	-	87,052

Distributors	4,797	13,321	18,118
Total Frozen Food Products	4,797	13,321	18,118

Totals	$91,849	$13,321	$105,170

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.

(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military

12 of 29

Note 5 – Income Taxes:

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before January 1, 2021. In addition, the CARES Act allows NOLs incurred in taxable years beginning after December 31, 2017, and before January 1, 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has filed a federal income tax return for tax year 2018 and 2019 (fiscal year 2019 and 2020) and carried back a taxable loss of $34,405 to tax years 2013 (fiscal 2014), 2014 (fiscal year 2015), 2015 (fiscal year 2016), 2016 (fiscal year 2017) and 2018 (fiscal year 2019).

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

The Company’s effective tax rate was 32.7% and 23.2% for the second quarter of fiscal 2022 and 2021, respectively. The effective tax rate for the second quarter of fiscal year 2022 was impacted by such items as non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

As of April 15, 2022, the Company has a federal NOL carry forward of approximately $10,336 and state NOL carry forwards of approximately $8,109.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2018 through 2020. We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years 2017 through 2020.

Note 6 – Equipment Notes Payable and Financial Arrangements:

Revolving Credit Facility

We maintain a line of credit with Wells Fargo Bank, N.A. that extends to March 1, 2023. As of year-end October 29, 2021, under the terms of this line of credit, we could borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 2.0%. The line of credit has an unused commitment fee of 0.25% of the available loan amount. The line of credit is presented under non-current liabilities in the consolidated balance sheets. On December 1, 2021, Wells Fargo Bank, N.A. expanded our line of credit to $25,000 through June 15, 2022, upon which the credit limit will return to $15,000 for the balance of the term. Under the terms of this expanded line of credit, we may borrow up to $25,000 at an interest rate equal to the bank’s prime rate or secured overnight financing rate (“SOFR”) plus 2.0%. The former benchmark interest rate of LIBOR for our line of credit has been transitioned to SOFR which could impact the cost of credit and alter the value of debt and loans. We borrowed $2,000 under this line of credit on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021, $2,000 on December 16, 2021 and $2,000 on January 24, 2022, for a combined total of $18,000 as of April 15, 2022.

Equipment Notes Payable

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo Bank, N.A. on each of; April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”). Pursuant to the Wells Fargo Loan Agreements, we owe the amounts as stated in the table below.

Bridge Loan

On August 30, 2021, we entered into a loan commitment note for a bridge loan of up to $25,000 which we plan to use to pay off the existing equipment loans as they come out of the lock out period and may be prepaid (dates detailed in the table below). The outstanding principal balances of the bridge loan shall be due and payable in full on the earlier of the following dates (1) August 31, 2023 or (2) one Federal Reserve business day after the closing of the transactions contemplated under the CRG Purchase Agreement. As of April 15, 2022, we prepaid $18,651 in equipment loans (equipment loans 4.13%, 3.98%, 3.70% and 3.29% in the table below) utilizing proceeds from the new bridge loan. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not incur any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial.

13 of 29

The following table reflects major components of our line of credit and borrowing agreements as of April 15, 2022 and October 29, 2021, respectively.

	April 15, 2022	October 29, 2021

Revolving credit facility	$18,000	$12,000
Equipment notes:
3.70% note due 12/21/26, out of lockout 12/23/21	-	2,901
3.29% note due 03/05/27, out of lockout 03/06/22	-	5,951
3.68% note due 04/16/27, out of lockout 04/17/22	5,391	5,888
SOFR plus 2.00% bridge loan due 08/31/23	18,651	10,329
Total debt	42,042	37,069
Less current debt	(3,446)	(1,065)
Total long-term debt	$38,596	$36,004

On June 2, 2022, we prepaid our outstanding balance under the bridge loan and terminated the loan commitment note and plan to repay the outstanding balance under our revolving credit facility, which facility continues in effect per its terms to March 1, 2023. Refer to Note 7 - Subsequent Events for further information.

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

As of April 15, 2022, the Company was in compliance with all covenants under the Wells Fargo Loan Agreements.

Note 7 – Subsequent Events:

On May 16, 2022, the Company received a $575 payment of income tax receivable from the IRS.

On June 1, 2022, Bridgford Food Processing Corporation, a California corporation and a wholly-owned subsidiary of the Company (“BFPC”), and CRG Acquisition, LLC (“CRG”), completed the real estate transaction (the “Sale Transaction”) set forth in the Purchase and Sale Agreement dated March 16, 2020 (as amended to date, the “CRG Purchase Agreement”). Pursuant to the terms of the CRG Purchase Agreement, CRG acquired a parcel of land from BFPC including an approximate 156,000 square foot four-story industrial food processing building located at 170 N. Green Street in Chicago, Illinois. The purchase price for the Sale Transaction was $60,000, less $2,100 previously received by BFPC as non-refundable earnest money, and subject to certain closing adjustments as set forth in the CRG Purchase Agreement. In connection with the closing of the Sale Transaction, BFPC paid an aggregate of $1,200 in broker commissions, including $300 to KR6, Inc., an entity controlled by Keith Ross (a member of the Company’s Board of Directors). BFPC used approximately $19,000 of the Sale Transaction proceeds to repay and terminate the bridge loan commitment note dated August 30, 2021 with Wells Fargo Bank, N.A. and plans to use approximately $18,000 of such proceeds to repay the outstanding balance under our revolving credit facility with Wells Fargo Bank, N.A., which revolver line continues in effect per its terms to March 1, 2023.

14 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included within in this Report, and the information and documents incorporated by reference with this Report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts; statements relating to forecasts of our liquidity position or available cash resources; statements regarding the anticipated impact of the global novel coronavirus (“COVID-19”) pandemic; statements regarding operational challenges, including as a result of global supply chain disruptions and labor shortages; statements regarding inflationary pressures and the resulting impact on our results of operations; statements regarding new regulations related to federal income tax and the impact on our financial statements and cash flow; statements regarding the impact of the adoption of recent accounting pronouncements on our business; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

COVID-19

We are monitoring and responding to the evolving nature of state and local government actions related to the COVID-19 pandemic and its impact on each of our production plant locations and our customer base. We coordinate with our local managers for the primary purpose of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities, and maintaining the liquidity of our business. We continue to experience multiple challenges related to the pandemic. These challenges may continue to increase our operating costs and negatively impact our sales volumes.

During the second quarter of fiscal year 2022, the Frozen Food Products segment has continued to see a lessening of pandemic related restrictions on food service venues. In our Frozen Food Products segment, the recent sales volume increases in foodservice have been sufficient to offset the losses in retail and as a result, we experienced increased unit sales volume during fiscal year 2022 to date in this segment. Our Snack Food Products segment has experienced continued commodity cost increases caused in part by supply and demand constraints related to reopening the economy from pandemic restrictions. The cost of significant meat commodities increased approximately $3,652 and the cost of purchased flour increased approximately $290 during the second twelve weeks of fiscal year 2022 compared to the same period in fiscal year 2021.

15 of 29

● Team Members – The health and safety of our team members is our top priority. To protect our team members, we have implemented safety measures recommended by the Centers for Disease Control and Prevention and the Occupational Safety and Health Administration in our facilities and have implemented social distancing, temperature checks of team members, increased efforts to deep clean and sanitize facilities, the use of protective face coverings in certain environments, and making protective face coverings and other protective equipment available to team members. We encourage team members who feel sick to stay at home and provide relaxed attendance policies in some instances. We continue to explore and implement additional ways to promote social distancing in our production facilities by creating additional breakroom space and allowing extra time between shifts to reduce interaction of team members, as well as erecting dividers between workstations or increasing the space between workers on the production floor.

● Customers and Production – The most significant impact from business shutdowns relates to channel shifts and lower production in our Frozen Food Products segment. We are committed to doing our best to ensure the continuity of our business and the availability of our products to customers. Since the second quarter of fiscal 2021, we have continued to see a shift in demand from our retail to our foodservice sales channels as schools and in-dining restaurants reopened across the country. Our production capabilities, including our large scale and geographic proximities, allow us to adapt some of our facilities to the changing demand by shifting certain amounts of production from retail to foodservice. In addition, our production facilities have experienced varying levels of production impacts, including reduced volumes and worker absenteeism, and we may continue to experience these impacts.

● Supply Chain – Our supply chain has stayed largely intact. Although we have experienced some minor disruptions, these events have not significantly impacted our production to date. We have experienced volatility in commodity inputs, in part due to impacts caused by COVID-19 related business disruptions, and we expect this volatility to continue, which may impact our future input costs. Commodity costs increased approximately $3,942 during the second quarter of fiscal year 2022 compared to the same quarter in fiscal year 2021.

● Insurance and CARES Act – Although we maintain insurance policies for various risks, we believe most COVID-19 impacts will not be covered by these policies. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments, and expanded income tax net operating loss carryback provisions. While we continue to examine the potential impacts of these actions, we anticipate new regulations related to federal income tax will have a significant impact on our financial statements and cash flow. Late in the second quarter of fiscal 2020 we began implementing the deferral of the employer portion of social security payments and intend to continue this deferral for the duration of its availability which will have a favorable impact on short-term liquidity. The remaining deferral amount as of April 15, 2022, is approximately $758 due on December 31, 2022.

● Liquidity – Operations provided $2,273 in operating cash flows during the twenty-four-weeks ended April 15, 2022. As of that date, we had approximately $50,246 of net working capital and $7,000 available under our expanded revolving line of credit with Wells Fargo Bank, N.A. On December 1, 2021, we expanded the revolving line of credit to $25,000 until June 15, 2022, upon which the credit limit will return to $15,000 for the balance of the term. Commodity price volatility or increases could adversely impact our business, financial condition including liquidity, and results of operations. Despite higher commodity costs, we may not be able to increase our product prices in a timely manner or sufficiently to offset increased commodity costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. We received $2,205 from a life insurance receivable during the second quarter of fiscal 2022. Higher product prices could potentially lower demand for our product and decrease volume. As of April 15, 2022, we have $39 of current debt on equipment loans. We entered into a bridge loan with Wells Fargo Bank, N.A. on August 30, 2021, for up to $25,000 which we plan to use to pay off the existing equipment loans as they come out of the lock out period and may be prepaid. As of April 15, 2022, we paid off $18,651 in equipment loans utilizing proceeds from the new bridge loan. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, performance of operating divisions, economic conditions of capital markets, or circumstances related to the COVID-19 global pandemic. If we are unable to increase liquidity through mortgaging real estate, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. Combined with the cash expected to be generated from the Company’s operations, and income tax refunds due of $5,646 partially offset by payment on deferral of social security taxes, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times. In connection with our sale of certain real estate on June 1, 2022, we plan to repay our outstanding balance under the line of credit and prepaid our outstanding balance under our bridge loan and terminated such loan. Refer to Note 7 - Subsequent Events of the Notes to Consolidated Financial Statements included in this Report for further information.

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

16 of 29

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of April 30, 2022, was 4.21% as compared to 2.77% as of October 31, 2021. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twenty-four weeks ended April 15, 2022, and April 16, 2021, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
April 15, 2022	31.4%	4.4%	17.7%	38.1%
April 16, 2021	37.6%	5.7%	14.0%	13.5%

(1) Walmart accounts receivable represented a lower percentage of sales as of April 15, 2022, due to accelerated payments on outstanding accounts receivable.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve weeks ended April 15, 2022, and April 16, 2021, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
April 15, 2022	30.5%	4.4%	19.6%	38.1%
April 16, 2021	38.7%	5.7%	14.2%	13.5%

(1)	Walmart accounts receivable represented a lower percentage of sales as of April 15, 2022, due to accelerated payments on outstanding accounts receivable.

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

17 of 29

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

Results of Operations for the Twelve Weeks Ended April 15, 2022, and April 16, 2021

Net Sales-Consolidated

Net sales increased by $9,509 (18.8%) to $59,986 in the second twelve-week period of the 2022 fiscal year compared to the same twelve-week period in fiscal year 2021. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	11.0	5,967
Unit sales volume in pounds	8.6	4,697
Returns activity	-0.6	(485)
Promotional activity	-0.2	(670)
Increase in net sales	18.8	9,509

18 of 29

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $3,623 (40.9%) to $12,477 in the second twelve-week period of the 2022 fiscal year compared to the same twelve-week period in fiscal year 2021. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	7.4	744
Unit sales volume in pounds	34.0	3,432
Returns activity	-0.1	(23)
Promotional activity	-0.4	(530)
Increase in net sales	40.9	3,623

The increase in net sales for the twelve-week period ended April 15, 2022, primarily relates to higher unit sales volume due to the ongoing reopening of the economy from COVID-19 pandemic related restrictions and to a lesser extent higher selling prices per pound implemented during July 2021. Other institutional Frozen Food Products sales, including sheet dough and rolls, increased 48% by volume and retail sales volume decreased by 12%. Demand is gradually returning in the foodservice sales channel as schools and in-dining restaurants are starting to reopen across the country after response to the COVID-19 pandemic. Returns activity increased compared to the same twelve-week period in the 2021 fiscal year. Promotional activity was higher as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $5,886 (14.1%) to $47,509 in the second twelve-week period of the 2022 fiscal year compared to the same twelve-week period in fiscal year 2021. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	11.8	5,223
Unit sales volume in pounds	2.9	1,265
Returns activity	-0.8	(462)
Promotional activity	0.2	(140)
Increase in net sales	14.1	5,886

Net sales of Snack Food Products increased partially due to higher selling prices per pound and to a lesser extent higher unit sales volume through our direct store delivery distribution channel during the second quarter of fiscal year 2022. The weighted average selling price per pound increased compared to the same twelve-week period in the prior fiscal year due to selling price increases and reductions in packaging size. Returns activity was higher compared to the same twelve-week period in the 2021 fiscal year. Promotional offers decreased as a percentage of sales due to higher sales to high-volume, low-promotion customers.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $3,414 (8.6%) to $43,304 in the second twelve-week period of the 2022 fiscal year compared to the same twelve-week period in fiscal year 2021. The gross margin increased from 21.0% to 27.8% during the second twelve-weeks of fiscal year 2022.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	2,250	5.7	290
Snack Food Products Segment	1,164	2.9	3,652
Total	3,414	8.6	3,942

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $2,250 (35.2%) to $8,649 in the second twelve-week period of the 2022 fiscal year compared to the same twelve-week period in fiscal year 2021. Unit sales volume and gross overhead including hourly wages and benefits has increased which resulted in an increase to the cost of products sold. The cost of purchased flour increased approximately $290 in the second twelve-week period of fiscal year 2022 compared to the same twelve-week period in fiscal year 2021. In our Frozen Food Products segment, the volume increases in foodservice were not enough to mitigate an increase in overhead per case of product.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $1,164 (3.5%) to $34,655 in the second twelve-week period of the 2022 fiscal year compared to the same twelve-week period in fiscal year 2021 due to higher standard costs partially offset by lower sales volume. Meat commodity costs continued to rise during the second quarter of the 2022 fiscal year, significantly adding to the increase in cost of products sold. The cost of significant meat commodities increased approximately $1,164 in the second twelve-week period of fiscal year 2022 compared to the same period in fiscal year 2021. We reduced our net realizable value reserve of $150 during the twelve weeks ended April 15, 2022, to recognize inventory sold through on products already reserved in inventory as of year-end October 29, 2021. We maintain a net realizable reserve of $194 on products as of April 15, 2022, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

19 of 29

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) increased by $2,272 (17.6%) to $15,178 in the second twelve-week period of fiscal year 2022 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	April 15, 2022	April 16, 2021	Increase (Decrease)
Wages and bonus	$6,504	$5,001	$1,503
Pension (income) expense	(367)	193	(560)
Product advertising	2,438	2,199	239
Fuel	558	385	173
Vehicle repairs and maintenance	354	192	162
Other SG&A	5,691	4,936	755
Total - SG&A	$15,178	$12,906	$2,272

Higher sales commissions resulted in higher wages and bonus expenses in the second twelve weeks of the 2022 fiscal year compared to the same period in the prior year. The decrease in pension expense was a result of an increase in pension plan assets caused by performance of the underlying markets that support them as well as higher pension discount rates resulting in lower liabilities. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the second twelve-week period of fiscal 2022. The increase in fuel expense was driven by per gallon fuel price increases compared to the prior year as a result of higher cost trends in petroleum markets. Repairs and maintenance on vehicles have increased compared to the prior year period mainly due to an aging fleet. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher healthcare cost, insurance premiums, postage expense and sales and lease tax audit fees.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $679 (26.0%) to $3,286 in the second twelve-week period of fiscal year 2022 compared to the same twelve-week period in the prior fiscal year. The overall increase in SG&A expenses was due to higher wages and bonuses, broker commission costs and fuel partially offset by lower pension expense.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $1,593 (15.5%) to $11,892 in the second twelve-week period of fiscal year 2022 compared to the same twelve-week period in the prior fiscal year. Most of the increase was due to higher wages and bonuses, fuel, product advertising, increased fees paid under licensing agreements and higher fleet vehicle repairs and maintenance partially offset by lower pension expense.

Income Taxes-Consolidated

Income tax for the twelve weeks ended April 15, 2022, and April 16, 2021, respectively, was as follows:

	April 15, 2022	April 16, 2021
Provision for income taxes	$391	$(535)

Effective tax rate	32.7%	23.2%

We recorded a provision for income taxes of $391 for the twelve-week period ended April 15, 2022, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies, and state income taxes.

20 of 29

Results of Operations for the Twenty-Four Weeks Ended April 15, 2022, and April 16, 2021

Net Sales-Consolidated

Net sales increased by $18,902 (18.0%) to $124,072 in the twenty-four-week period ended April 15, 2022 compared to the same period in fiscal year 2021. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	12.7	14,314
Unit sales volume in pounds	5.4	6,100
Returns activity	-0.2	(357)
Promotional activity	0.1	(1,155)
Increase in net sales	18.0	18,902

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $6,725 (37.1%) to $24,843 in the twenty-four-week period ended April 15, 2022 compared to the same twenty-four-week period in fiscal year 2021. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	7.0	1,446
Unit sales volume in pounds	30.5	6,258
Returns activity	0.1	(3)
Promotional activity	-0.5	(976)
Increase in net sales	37.1	6,725

The increase in net sales for the twenty-four-week period ended April 15, 2022 primarily relates to higher unit sales volume coupled with a higher selling price per pound. The increase in net sales was primarily driven by a significant increase in volume to institutional customers and an increase in selling prices due to price increases implemented during the fourth quarter of fiscal 2021. Other institutional Frozen Food Products sales, including sheet dough and rolls, increased 52% by volume while retail sales volume remained consistent. Demand has shifted from retail to foodservice sales channels as schools and in-dining restaurants have started to reopen in response to the lifting of restrictions caused by the COVID-19 pandemic. Returns activity decreased compared to the same twenty-four-week period in the 2021 fiscal year. Promotional activity was higher as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $12,177 (14.0%) to $99,229 in the twenty-four-week period ended April 15, 2022 compared to the same twenty-four-week period in fiscal year 2021. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	14.0	12,868
Unit sales volume in pounds	-0.2	(158)
Returns activity	-0.2	(354)
Promotional activity	0.4	(179)
Increase in net sales	14.0	12,177

Net sales of Snack Food Products increased due to higher sales through our direct store delivery distribution channel during the first twenty-four weeks of fiscal year 2022. The weighted average selling price per pound increased compared to the same twenty-four-week period in the prior fiscal year due to price increases implemented in response to record high meat commodity input costs. Unit sales volume in pounds remained consistent with the prior year comparable twenty-four-week period. Returns activity was slightly lower compared to the same twenty-four-week period in the 2021 fiscal year. Promotional offers increased due to higher sales to high-volume, high-promotion customers.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $10,965 (13.7%) to $90,997 in the twenty-four-week period ended April 15, 2022, year compared to the same twenty-four-week period in fiscal year 2021. The gross margin increased from 23.9% to 26.7% during the 2022 period.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	4,662	5.8	726
Snack Food Products Segment	6,303	7.9	9,580
Total	10,965	13.7	10,306

21 of 29

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $4,662 (36.3%) to $17,500 in the first twenty-four-week period of the 2022 fiscal year compared to the same twenty-four-week period in fiscal year 2021. Increased volume and changes in product mix were the primary contributing factors to this increase. The cost of purchased flour increased approximately $726 in the first twenty-four-week period of fiscal year 2022 compared to the same twenty-four-week period in fiscal year 2021. In our Frozen Food Products segment, the volume increases in foodservice have increased the cost of productions materials, direct production labor and gross overhead.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $6,303 (9.4%) to $73,497 in the first twenty-four-week period of the 2022 fiscal year compared to the same twenty-four-week period in fiscal year 2021 due to a substantial increase in sales volume. Meat commodity costs started to rise during the first and second quarters of the 2021 fiscal year, significantly adding to the increase in cost of products sold. Higher depreciation on processing equipment impacted the cost of products sold. The cost of significant meat commodities increased approximately $9,580 in the first twenty-four-week period of fiscal year 2022 compared to the same period in fiscal year 2021. As a result, a net realizable value reserve of $194 was recorded after determining that the market value on some meat products was less than the costs associated with completion and sale of the product.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $3,028 (11.3%) to $29,909 in the twenty-four-week period ended April 15, 2022, compared to the same twenty-four-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	24 Weeks Ended		Expense
	April 15, 2022	April 16, 2021	Increase (Decrease)
Wages and bonus	$13,102	$11,493	$1,609
Pension (income) expense	(176)	383	(559)
Product advertising	4,274	3,758	516
Fuel	1,045	723	322
Vehicle repairs and maintenance	596	419	177
Other SG&A	11,068	10,105	963
Total - SG&A	$29,909	$26,881	$3,028

Higher sales commissions resulted in higher wages and bonus expenses in the first twenty-four weeks of the 2022 fiscal year compared to the same period in the prior year. The decrease in pension expense was a result of an increase in pension plan assets caused by performance of the underlying markets that support them as well as higher pension discount rates resulting in lower liability. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the twenty-four weeks ended April 15, 2022. The increase in fuel expense was driven by per gallon fuel price increases compared to the prior year as a result of higher cost trends in petroleum markets. Repairs and maintenance on vehicles have increased compared to the prior year period mainly due to an aging fleet. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher healthcare cost, vacation expense, insurance premiums, and travel expenses, partially offset by lower provisions for bad debt.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $958 (17.7%) to $6,373 in the first twenty-four-week period of fiscal year 2022 compared to the same twenty-four-week period in the prior fiscal year. The overall increase in SG&A expenses was due to higher sales volume and corresponding increased wages and bonus and product advertising partially offset by lower pension expense.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $2,070 (9.6%) to $23,536 in the first twenty-four-week period of fiscal year 2022 compared to the same twenty-four-week period in the prior fiscal year. Most of the increase was due to higher sales volume and corresponding increased wages and bonus and product advertising.

22 of 29

Income Taxes-Consolidated

Income tax for the twenty-four weeks ended April 15, 2022 and April 16, 2021, respectively, was as follows:

	April 15, 2022	April 16, 2021
Provision for (benefit on) income taxes	$457	$(142)

Effective tax rate	29.1%	31.5%

We recorded a tax provision of $457 for the twenty-four-week period ended April 15, 2022, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We normally fund our operations from cash balances and cash flow generated from operations. We borrowed $2,000 under our line of credit with Wells Fargo Bank, N.A. on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021, $2,000 on December 16, 2021 and $2,000 on January 24, 2022, for a combined total of $18,000 as of April 15, 2022. Refer to Note 6 – Equipment Notes Payable and Financial Arrangements of the Notes to the Condensed Consolidated Financial Statements included within this Report for further information. Despite higher commodity costs, we may not be able to increase our product prices in a timely manner or sufficiently to offset increased commodity costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Higher product prices could potentially lower demand for our product and decrease volume. As of April 15, 2022, we had $39 of current debt on equipment loans. We entered into a bridge loan with Wells Fargo Bank, N.A. on August 30, 2021, for up to $25,000, which we plan to use to pay off the existing equipment loans as they come out of the lock out period and may be prepaid. As of April 15, 2022, we paid off $18,651 in equipment loans utilizing proceeds from the new bridge loan.

Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, the performance of operating divisions and economic conditions of capital markets, or circumstances related to the COVID-19 global pandemic. If we are unable to increase liquidity through mortgaging real estate, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. Combined with the cash expected to be generated from the Company’s operations and income tax refunds due of $5,646, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

In connection with our sale of certain real estate on June 1, 2022, we plan to repay our outstanding balance under the line of credit and prepaid our outstanding balance under our bridge loan and terminated such loan. Refer to Note 7 - Subsequent Events of the Notes to Consolidated Financial Statements included in this Report for further information.

Cash flows from operating activities for the twenty-four weeks ended:

	April 15, 2022	April 16, 2021
Net income (loss)	$1,112	$(309)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,158	3,026
(Recoveries on) provision for losses on accounts receivable	(10)	96
Increase in promotional allowances	2,278	1,791
Gain on sale of property, plant, and equipment	(18)	(82)
Changes in operating working capital	(4,247)	(2,991)
Net cash provided by operating activities	$2,273	$1,531

For the twenty-four weeks ended April 15, 2022, net cash provided by operating activities was $2,273, $742 more cash provided than during the same period in fiscal year 2021. The net increase in cash provided by operating activities primarily relates to net income of $1,112, increase in promotional allowance of $2,278, partially offset by an increase in accounts receivable of $2,438, an increase in inventories of $4,164 and an increase in non-current liabilities of $1,272. During the twenty-four-week period ended April 15, 2022, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 72 days for the twenty-four-week period ended April 15, 2022. The cash conversion cycle was 59 days for the twenty-four-week period ended April 16, 2021. The increase in the cash conversion cycle was mainly due to an increase in days sales outstanding in accounts receivable and to a lesser extent increased average days in inventory. We continued to accelerate payments on outstanding accounts receivable from WalMart for approximately $8,976.

23 of 29

For the twenty-four weeks ended April 15, 2021, net cash provided by operating activities was $1,531 and primarily relates to a decrease in accounts receivable of $3,450 partially offset by a net loss of $389, an increase in inventories of $1,810, an increase in other non-current assets of $1,850 and an increase in non-current liabilities of $1,739. During the twenty-four-week period ended April 15, 2021, we did not contribute towards our defined benefit pension plan.

Cash flows from investing activities for the twenty-four weeks ended:

	April 15, 2022	April 16, 2021
Proceeds from sale of property, plant, and equipment	$18	$98
Additions to property, plant, and equipment	(629)	(5,755)
Net cash used in investing activities	$(611)	$(5,657)

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

The table below highlights additions to property, plant and equipment for the twenty-four weeks ended:

	April 15, 2022	April 16, 2021
Changes in projects in process	$(140)	$4,753
Building improvements	-	8
Direct store delivery and sales vehicles	372	465
Packaging lines	159	-
Computer software and hardware	23	-
Processing equipment	184	458
Furniture and fixtures	31	71
Additions to property, plant, and equipment	$629	$5,755

Cash flows from financing activities for the twenty-four weeks ended:

	April 15, 2022	April 16, 2021
Payment of lease and right of use obligations	$(151)	$(207)
Proceeds from bank borrowings	6,000	2,000
Repayments of bank borrowings	(1,028)	(2,194)
Net cash provided by (used in) financing activities	$4,821	$(401)

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of April 15, 2022, 120,113 shares remained authorized for repurchase under the program.

Revolving Credit Facility

We maintain a line of credit with Wells Fargo Bank, N.A. that extends through March 1, 2023. As of year-end October 29, 2021, under the terms of this line of credit, we could borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 2.0%. The line of credit has an unused commitment fee of 0.25% of the available loan amount. The line of credit is presented under non-current liabilities in the consolidated balance sheets. On December 1, 2021, Wells Fargo Bank, N.A. expanded our line of credit to $25,000 through June 15, 2022, upon which the credit limit will return to $15,000 for the balance of the term. Under the terms of this expanded line of credit, we may borrow up to $25,000 at an interest rate equal to the bank’s prime rate or secured overnight financing rate (“SOFR”) plus 2.0%. The former benchmark interest rate of LIBOR for our line of credit has been transitioned to SOFR which could impact the cost of credit and alter the value of debt and loans. We borrowed $2,000 under this line of credit on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021, and $2,000 on December 26, 2021 and $2,000 on January 24, 2022, for a combined total of $18,000 as of April 15, 2022.

24 of 29

Equipment Notes Payable

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo Bank, N.A. on each of; April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”). Pursuant to the Wells Fargo Loan Agreements, we owe the amounts as stated in the table below.

Bridge Loan

On August 30, 2021, we entered into a loan commitment note for a bridge loan of up to $25,000 which we plan to use to pay off the existing equipment loans as they come out of the lock out period and may be prepaid (dates detailed in the table below). The outstanding principal balances of the bridge loan shall be due and payable in full on the earlier of the following dates (1) August 31, 2023, or (2) one Federal Reserve business day after the closing of the transactions contemplated under that certain Purchase and Sale Agreement dated March 16, 2020, as amended, between Bridgford Foods Processing Corporation and CRG Acquisition, LLC. As of April 15, 2022, we prepaid $18,651 in equipment loans (equipment loans 4.13%, 3.98%, 3.70% and 3.29% in the table below) utilizing proceeds from the new bridge loan. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not incur any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial.

The following table reflects major components of our line of credit and borrowing agreements as of April 15, 2022 and October 29, 2021.

	April 15, 2022	October 29, 2021

Revolving credit facility	$18,000	$12,000
Equipment notes:
3.70% note due 12/21/26, out of lockout 12/23/21	-	2,901
3.29% note due 03/05/27, out of lockout 03/06/22	-	5,951
3.68% note due 04/16/27, out of lockout 04/17/22	5,391	5,888
SOFR plus 2.00% bridge loan due 08/31/23	18,651	10,329
Total debt	42,042	37,069
Less current debt	(3,446)	(1,065)
Total long-term debt	$38,596	$36,004

On June 2, 2022, we prepaid our outstanding balance under the bridge loan and terminated the loan commitment note and plan to repay the outstanding balance under our revolving credit facility. Refer to Note 7 - Subsequent Events of the Notes to Consolidated Financial Statements included in this Report for further information.

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

As of April 15, 2022, the Company was in compliance with all covenants under the Wells Fargo Loan Agreements.

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

25 of 29

Recently issued accounting pronouncements and regulations

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires a lessee to recognize assets and liabilities with lease terms of more than twelve months. Both capital and operating leases are to be recognized on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019 which was our first quarter of fiscal 2020. We have analyzed all lease transactions during fiscal year 2020 and 2021 and the first and second quarters of fiscal 2022. The Company elected not to reassess expired contracts or adjust comparative periods. The Company determined that no change to current accounting treatment is warranted for most transactions due to the underlying nature of our leases. In the case of month-to-month lease or rental agreements with terms of twelve months or less, the Company made an accounting policy election to not recognize lease assets and liabilities. The Company performed a detailed analysis and determined that the only significant indication of a long-term lease was its lease with Hogshed Ventures, LLC. The accounting treatment of this lease for warehouse storage included establishing a right-of-use asset and corresponding liability was recorded for the Company’s lease with Hogshed Ventures, LLC for property located at 40th Street in Chicago during the fourth quarter of fiscal 2020. The application of this pronouncement resulted in additional disclosures detailing our lease arrangements. The Company adopted this guidance during the first quarter of fiscal 2020 and it did not have a material impact on our consolidated financial statements.

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

26 of 29

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended April 15, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have considered the impact of federal, state, and local government actions related to the COVID-19 pandemic on our Condensed Consolidated Financial Statements. These business disruptions, in addition to any impacts already experienced, have not had a significant impact on our Condensed Consolidated Financial Statements for the twelve weeks ended April 15, 2022. There may be a future business impact, the extent of which is uncertain and largely subject to whether the severity worsens or what restrictions are implemented by the government.

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

27 of 29

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

28 of 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: June 3, 2022	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

29 of 29