Form 10-Q
period 2022-07-08
BRIDGFORD FOODS CORP
filed 2022-08-26
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 08, 2022

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

As of August 19, 2022, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods” or the “Company” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Page
Part I. Financial Information	3

Item 1. Financial Statements	3

a. Condensed Consolidated Balance Sheets as of July 8, 2022 (unaudited) and October 29, 2021	3

b. Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended July 8, 2022 (unaudited), and July 9, 2021 (unaudited)	4

c. Condensed Consolidated Statements of Shareholders’ Equity for the twelve and thirty-six weeks ended July 8, 2022 (unaudited), and July 9, 2021 (unaudited)	5

d. Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended July 8, 2022 (unaudited), and July 9, 2021 (unaudited)	6

e. Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

Part II. Other Information	27

Item 1A. Risk Factors	27

Item 6. Exhibits	28

Signatures	29

Items 1 and 2 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 29

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	July 8, 2022	October 29, 2021
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$20,109	$-
Restricted cash	-	375
Accounts receivable, less allowance for doubtful accounts of $227 and $127, respectively, and promotional allowances of $3,076 and $2,869, respectively	31,089	24,384
Inventories, net	42,022	36,771
Refundable income taxes	5,524	6,156
Prepaid expenses and other current assets	1,164	2,571
Total current assets	99,908	70,257

Property, plant and equipment, net of accumulated depreciation and amortization of $69,043 and $64,527, respectively	69,040	72,886
Other non-current assets	11,646	13,647
Total assets	$180,594	$156,790

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$12,010	$12,388
Accrued payroll, advertising, and other expenses	6,913	6,890
Income taxes payable	17,316	98
Current notes payable - equipment	995	1,065
Other current liabilities	2,991	5,178
Total current liabilities	40,225	25,619

Long-term notes payable - equipment	4,164	36,004
Deferred income taxes, net	3,400	3,400
Other non-current liabilities	15,417	16,789
Total liabilities	63,206	81,812

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	116,662	74,252
Accumulated other comprehensive loss	(16,706)	(16,706)
Total shareholders’ equity	117,388	74,978
Total liabilities and shareholders’ equity	$180,594	$156,790

See accompanying notes to Condensed Consolidated Financial Statements.

3 of 29

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended		36 weeks ended
	July 8, 2022	July 9, 2021	July 8, 2022	July 9, 2021

Net sales	$59,519	$56,538	$183,591	$161,708
Cost of products sold	42,498	44,527	133,495	124,559

Gross margin	17,021	12,011	50,096	37,149

Selling, general and administrative expenses	15,220	14,144	45,129	41,025
Gain on sale of property, plant, and equipment	(57,645)	(296)	(57,663)	(378)
Operating income (loss)	59,446	(1,837)	62,630	(3,498)

Other income (expense)
Interest expense	(261)	(253)	(876)	(891)
Cash surrender value (loss) gain	(1,001)	153	(2,001)	2,001
Total other income (expense)	(1,262)	(100)	(2,877)	1,110

Income (loss) before taxes	58,184	(1,937)	59,753	(2,388)
Provision for (benefit on) income taxes	16,886	(527)	17,343	(669)

Net income (loss)	$41,298	$(1,410)	$42,410	$(1,719)

Basic earnings (loss) per share	$4.55	$(0.16)	$4.67	$(0.19)

Shares used to compute basic earnings (loss) per share	9,076,832	9,076,832	9,076,832	9,076,832

See accompanying notes to Condensed Consolidated Financial Statements.

4 of 29

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

36 weeks ended July 9, 2021, and July 8, 2022

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 30, 2020	9,076	$9,134	$8,298	$79,755	$(25,941)	$71,246
Net loss	-	-	-	(1,719)	-	(1,719)
Balance, July 9, 2021	9,076	$9,134	$8,298	$78,036	$(25,941)	$69,527

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 29, 2021	9,076	$9,134	$8,298	$74,252	$(16,706)	$74,978
Net income	-	-	-	42,410	-	42,410
Balance, July 8, 2022	9,076	$9,134	$8,298	$116,662	$(16,706)	$117,388

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended July 9, 2021, and July 8, 2022

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, April 16, 2021	9,076	$9,134	$8,298	$79,446	$(25,941)	$70,937
Net loss	-	-	-	(1,410)	-	(1,410)
Balance, July 9, 2021	9,076	$9,134	$8,298	$78,036	$(25,941)	$69,527

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, April 15, 2022	9,076	$9,134	$8,298	$75,364	$(16,706)	$76,090
Net income	-	-	-	41,298	-	41,298
Balance, July 8, 2022	9,076	$9,134	$8,298	$116,662	$(16,706)	$117,388

See accompanying notes to Condensed Consolidated Financial Statements.

5 of 29

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	36 weeks ended
	July 8, 2022	July 9, 2021
Cash flows from operating activities:

Net income (loss)	$42,410	$(1,719)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	4,588	4,425
Provision for losses on accounts receivable	100	46
Increase in promotional allowances	207	742
Gain on sale of property, plant, and equipment	(57,663)	(378)

Changes in operating assets and liabilities:

Accounts receivable, net	(7,012)	(24)
Inventories, net	(5,251)	(5,221)
Prepaid expenses and other current assets	1,407	(9)
Refundable income taxes	632	2,433
Other non-current assets	2,001	(2,001)
Accounts payable	(378)	1,994
Accrued payroll, advertising, and other expenses	23	587
Other current liabilities	(2,181)	9
Income taxes payable	17,218	-
Other non-current liabilities	(1,089)	(1,455)

Net cash used in operating activities	(4,988)	(571)

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	60,034	128
Additions to property, plant, and equipment	(3,112)	(6,842)

Net cash provided by (used in) investing activities	56,922	(6,714)

Cash flows from financing activities:
Payment of lease and right of use obligations	(288)	(319)
Proceeds from borrowings under revolving credit facilities	6,000	6,000
Repayment of borrowings under revolving credit facilities	(18,000)	-
Proceeds from bank borrowings	-	-
Repayments of bank borrowings	(19,912)	(3,223)

Net cash (used in) provided by financing activities	(32,200)	2,458

Net increase (decrease) in cash and cash equivalents and restricted cash	19,734	(4,827)

Cash and cash equivalents and restricted cash at beginning of period	375	5,427

Cash and cash equivalents and restricted cash at end of period	$20,109	$600

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$73	$121
Cash paid for interest	$876	$890

See accompanying notes to Condensed Consolidated Financial Statements.

6 of 29

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies:

The unaudited Condensed Consolidated Financial Statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve and thirty-six weeks ended July 8, 2022 and July 9, 2021 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended October 29, 2021 (the “Annual Report”). Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

We have considered the impact of federal, state, and local government actions related to the COVID-19 pandemic on our Consolidated Financial Statements. The business disruptions associated with the pandemic had a significant negative impact on our Consolidated Financial Statements for the fiscal year ended October 29, 2021, and minimal impact during the twelve and thirty-six weeks ended July 8, 2022. We expect these events to have future business impacts, the extent of which is uncertain and largely subject to whether the severity worsens. These impacts could include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. These unknowns may subject the Company to future risks related to long-lived asset impairments, increased reserves for uncollectible accounts, price and availability of ingredients and raw materials used in our products and adjustments to reflect the market value of our inventory.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll, and notes payable. The carrying amount of these instruments approximate fair market value due to their short-term maturity or market interest rates. At times, the Company had accounts held with nationally recognized financial institutions in excess of the Federal Deposit Insurance Corporation insurance coverage limit. As of July 8, 2022, the Company did not have a book overdraft. When applicable, book overdrafts are recorded as a liability in accounts payable on the Condensed Consolidated Balance Sheet. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with regard to its cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

Comprehensive income or loss

Comprehensive income or loss consists of net income and additional minimum pension liability adjustments. There were no differences between net income (loss) and comprehensive income (loss) during the twelve and thirty-six weeks ended July 8, 2022, or July 9, 2021.

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the thirty-six weeks ended July 8, 2022, and July 9, 2021, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
July 8, 2022	30.8%	19.8%	18.2%	32.3%
July 9, 2021	37.3%	5.7%	14.7%	45.7%

(1)	Walmart accounts receivable represented a higher percentage of sales as of July 8, 2022, due to terminating the accelerated payments on outstanding accounts receivable on July 1, 2022.

7 of 29

The table below shows customers that accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve weeks ended July 8, 2022, and July 9, 2021, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
July 8, 2022	29.4%	19.8%	19.2%	32.3%
July 9, 2021	36.7%	5.7%	16.1%	45.7%

(1)	Walmart accounts receivable represented a higher percentage of sales as of July 8, 2022, due to terminating the accelerated payments on outstanding accounts receivable on July 1, 2022.

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

We record revenue at the transaction price which is measured as the amount of consideration we anticipate receiving in exchange for providing product to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for the twelve weeks ended July 8, 2022, and July 9, 2021, were $3,287 and $2,822, respectively. Promotional allowances deducted from sales for the thirty-six weeks ended July 8, 2022, and July 9, 2021, were $10,652 and $9,095, respectively.

Leases

Leases are recognized in accordance with Accounting Standards Codification 842 and Accounting Standards Update (“ASU”) 2016-02 Leases (“ASC 842”) which requires a lessee to recognize assets and liabilities with lease terms of more than twelve months. We lease or rent property for such operations as storing inventory and equipment. We analyze our agreements to evaluate whether or not a lease exists by determining what assets exist for which we control usage for a period of time in exchange for consideration. In the event a lease exists, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease. In the case of month-to-month lease or rental agreements with terms of twelve months or less, we made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. The storage units rented on a month-to-month basis for use by our Snack Food Product segment direct store delivery route system are not costly to relocate and contain no significant leasehold improvements or degree of integration over leased assets. Orders can be fulfilled by another route storage unit interchangeably. No specialized assets exist in the rental storage units. Market price is paid for storage units. No guarantee of debt is made.

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

8 of 29

Subsequent events

Management has evaluated events subsequent to July 8, 2022, through the date that the accompanying Condensed Consolidated Financial Statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

Based on Management’s review, no other material events were identified that require adjustment to the financial statements or additional disclosure except as disclosed in Note 7 - Subsequent Events.

Basic earnings per share

Basic earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or other potentially dilutive convertible securities were outstanding as of July 8, 2022, or July 9, 2021.

Note 2 – Inventories, net:

Inventories are comprised of the following at the respective period ends:

	July 8, 2022	October 29, 2021
Meat, ingredients, and supplies	$11,393	$7,278
Work in progress	2,782	2,911
Finished goods	27,847	26,582
	$42,022	$36,771

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any excess or obsolete inventories to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. We reduced our net realizable value reserve by $2,214 during the thirty-six weeks ended July 8, 2022, to recognize inventory sell through of products already reserved in inventory as of year-end October 29, 2021. We maintain a net realizable reserve of $139 as of July 8, 2022, and $2,353 as of October 29, 2021, on products in inventory after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

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

The Company leases three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks expire in 2025. Amortization of equipment as a finance lease was $55 during the thirty-six weeks ended July 8, 2022. The Company leased one long-haul truck for $40 received during fiscal year 2021, and that lease term is two years.

The Company performed a detailed analysis and determined that the only indication of a long-term lease in addition to transportation leases for long-haul trucks was the warehouse lease with Hogshed Ventures, LLC. A right-of-use asset and corresponding liability for warehouse storage space was recorded for $494 for Hogshed Ventures, LLC for 40th Street in Chicago, Illinois, as of July 8, 2022. We lease this space under a non-cancelable operating lease. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further this lease does not contain contingent rent provisions. This lease terminates on June 30, 2023. This lease includes both lease (e.g., fixed rent) and non-lease components (e.g., real estate taxes, insurance, common-area, and other maintenance costs). The non-lease components are deemed to be executory costs and are included in the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset.

This lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 1.6%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

9 of 29

The following is a schedule by years of future minimum lease payments for transportation leases and right-of-use assets:

Fiscal Year	Financing Obligations
2022	$193
2023	381
2024	101
2025	70
Later Years	-
Total Minimum Lease Payments(a)	$745
Less: Amount representing executory costs	(42)
Less: Amount representing interest(b)	(5)
Present value of future minimum lease payments(c)	$698

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Part I. Financial Information, Item 1. a. of the Condensed Consolidated Balance Sheets as current and noncurrent obligations under capital leases of $166 and $160, and right-of-use assets of $354 and $18, respectively as of July 8, 2022.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Most flour purchases are made at market price with contracts. However, the Company may purchase bulk flour at current market prices under short-term (30 - 120 days) fixed price contracts during the normal course of business. Under these arrangements, the Company is obligated to purchase specific quantities at fixed prices, within the specified contract period. These contracts provide for potential price increases if agreed quantities are not purchased within the specified contract period. The contracts are not material. These contracts are typically settled within a month’s time and no significant contracts remain open at the close of the quarterly or annual reporting period. No significant contracts remained unfulfilled on July 8, 2022. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

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

10 of 29

The following segment information is presented for the twelve weeks ended July 8, 2022, and July 9, 2021, respectively.

Segment Information
Twelve weeks Ended July 8, 2022	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,713	$47,806	$-	$59,519
Cost of products sold	8,752	33,746	-	42,498
Gross margin	2,961	14,060	-	17,021
SG&A	3,451	11,769	-	15,220
Gain on sale of property, plant, and equipment	(16)	-	(57,629)	(57,645)
Operating (loss) income	(474)	2,291	57,629	59,446

Total assets	$13,719	$128,294	$38,581	$180,594
Additions to PP&E	$799	$1,684	$-	$2,483

Twelve weeks Ended July 9, 2021	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$8,321	$48,217	$-	$56,538
Cost of products sold	5,858	38,669	-	44,527
Gross margin	2,463	9,548	-	12,011
SG&A	2,682	11,462	-	14,144
Gain on sale of property, plant, and equipment	(84)	(212)	-	(296)
Operating loss	(135)	(1,702)	-	(1,837)

Total assets	$10,613	$122,850	$23,694	$157,157
Additions to PP&E	$35	$1,052	$-	$1,087

The following segment information is presented for the thirty-six weeks ended July 8, 2022, and July 9, 2021, respectively.

Thirty-six weeks Ended July 8, 2022	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$36,556	$147,035	$-	$183,591
Cost of products sold	26,252	107,243	-	133,495
Gross margin	10,304	39,792	-	50,096
SG&A	9,824	35,305	-	45,129
Gain on sale of property, plant, and equipment	(16)	(18)	(57,629)	(57,663)
Operating (loss) income	496	4,505	(57,629)	62,630

Total assets	$13,719	$128,294	$38,581	$180,594
Additions to PP&E	$805	$2,307	$-	$3,112

Thirty-six weeks Ended July 9, 2021	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$26,438	$135,270	$-	$161,708
Cost of products sold	18,695	105,864	-	124,559
Gross margin	7,743	29,406	-	37,149
SG&A	8,097	32,928	-	41,025
Gain on sale of property, plant, and equipment	(111)	(267)	-	(378)
Operating loss	(243)	(3,255)	-	(3,498)

Total assets	$10,613	$122,850	$23,694	$157,157
Additions to PP&E	$156	$6,686	$-	$6,842

11 of 29

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks and thirty-six weeks ended July 8, 2022, and July 9, 2021, respectively.

Twelve weeks Ended July 8, 2022

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$29,914	$-	$29,914
Direct customer warehouse	17,892	-	17,892
Total Snack Food Products	47,806	-	47,806

Distributors	1,205	10,508	11,713
Total Frozen Food Products	1,205	10,508	11,713

Totals	$49,011	$10,508	$59,519

Twelve weeks Ended July 9, 2021

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$33,739	$-	$33,739
Direct customer warehouse	14,478	-	14,478
Total Snack Food Products	48,217	-	48,217

Distributors	1,290	7,031	8,321
Total Frozen Food Products	1,290	7,031	8,321

Totals	$49,507	$7,031	$56,538

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

Thirty-six weeks Ended July 8, 2022 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$97,608	$-	$97,608
Direct customer warehouse	49,427	-	49,427
Total Snack Food Products	147,035	-	147,035

Distributors	5,720	30,836	36,556
Total Frozen Food Products	5,720	30,836	36,556

Totals	$152,755	$30,836	$183,591

Thirty-six weeks Ended July 9, 2021 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$100,914	$-	$100,914
Direct customer warehouse	34,356	-	34,356
Total Snack Food Products	135,270	-	135,270

Distributors	6,086	20,352	26,438
Total Frozen Food Products	6,086	20,352	26,438

Totals	$141,356	$20,352	$161,708

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military

12 of 29

Note 5 – Income Taxes:

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before January 1, 2021. In addition, the CARES Act allows NOLs incurred in taxable years beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has filed a federal income tax return for tax year 2018 and 2019 (fiscal year 2019 and 2020) and carried back a taxable loss of $34,405 to tax years 2013 (fiscal 2014), 2014 (fiscal year 2015), 2015 (fiscal year 2016), 2016 (fiscal year 2017) and 2018 (fiscal year 2019).

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

The Company’s effective tax rate was 29.0% and 28.0% for the third quarter of fiscal 2022 and 2021, respectively. The effective tax rate for the third quarter of fiscal 2022 reflects the impact of $16,427 of tax expense related to tax on the gain on sale of a land parcel in Chicago, Illinois. The effective tax rate for the third quarter of fiscal year 2022 was also impacted by such items as non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

As of July 8, 2022, the Company has a federal NOL carry forward of approximately $10,336 and state NOL carry forwards of approximately $8,109.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2018 through 2020. We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years 2017 through 2020.

Note 6 – Equipment Notes Payable and Financial Arrangements:

Revolving Credit Facility

We maintain a revolving line of credit with Wells Fargo Bank, N.A. that extends to March 1, 2023. As of year-end October 29, 2021, under the terms of this line of credit, we could borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 2.0%. The line of credit has an unused commitment fee of 0.25% of the available loan amount. The line of credit is presented under non-current liabilities at October 29, 2021, in the accompanying condensed consolidated balance sheets. On December 1, 2021, Wells Fargo Bank, N.A. expanded our line of credit to $25,000 through June 15, 2022, upon which time the credit limit returned to $15,000 for the balance of the term. Under the terms of this line of credit, we have the right to borrow up to $15,000 at an interest rate equal to the bank’s prime rate or secured overnight financing rate (“SOFR”) plus 2.0%. The former benchmark interest rate of LIBOR for our line of credit has been transitioned to SOFR which could impact the cost of credit and alter the value of debt and loans. We borrowed $2,000 under this line of credit on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021, $2,000 on December 16, 2021, and $2,000 on January 24, 2022, for a combined total of $18,000. The line revolving of credit with Wells Fargo Bank, N.A. was paid off on June 7, 2022, using $18,000 in proceeds from the gain on the sale of a land parcel in Chicago. Refer to Note 8-Gain on Sale Of Property, Plant and Equipment.

Equipment Notes Payable

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo Bank, N.A. on each of; April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”). Pursuant to the Wells Fargo Loan Agreements, we owe the amounts as stated in the table below on the following page.

Bridge Loan

On August 30, 2021, we entered into a loan commitment note for a bridge loan of up to $25,000 with the plan the proceeds to pay off the existing equipment loans as they come out of the lock out period and may be prepaid (dates detailed in the table on the following page. The outstanding principal balances of the bridge loan became due and payable in full on the earlier of the following dates (1) August 31, 2023, or (2) one Federal Reserve business day after the closing of the real estate transactions contemplated under the Purchase and Sale Agreement dated March 16, 2020, as amended, between Bridgford Food Processing Corporation and CRG Acquisition, LLC (the “CRG Purchase Agreement”). We prepaid $18,653 in equipment loans (including equipment loans 4.13%, 3.98%, 3.70% and 3.29% in the table on the following page) utilizing proceeds from the new bridge loan. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not incur any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial. We prepaid and terminated the bridge loan and related loan commitment note on June 2, 2022, using $18,653 in proceeds from the gain on the sale of a land parcel in Chicago pursuant to the CRG Purchase Agreement.

13 of 29

The following table reflects major components of our line of credit and borrowing agreements as of July 8, 2022, and October 29, 2021, respectively.

	July 8, 2022	October 29, 2021

Revolving credit facility	$-	$12,000
Equipment notes:
3.70% note due 12/21/26, out of lockout 12/23/21	-	2,901
3.29% note due 03/05/27, out of lockout 03/06/22	-	5,951
3.68% note due 04/16/27, out of lockout 04/17/22	5,159	5,888
SOFR plus 2.00% bridge loan due 08/31/23	-	10,329
Total debt	5,159	37,069
Less current debt	(995)	(1,065)
Total long-term debt	$4,164	$36,004

Loan Covenants

The Wells Fargo Loan Agreements collectively contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than 0.85 to 1.0 at each fiscal quarter end,
●	Net Income After Taxes not less than $500 on a quarterly basis, and
●	Capital Expenditures less than $5,000.

As of July 8, 2022, the Company was in compliance with all covenants under the Wells Fargo Loan Agreements.

Note 7 – Subsequent Events:

On July 19, 2022, the Company received a $5,117 payment of income tax receivable from the Internal Revenue Service.

Note 8 – Gain on Sale of Property, Plant and Equipment:

On June 1, 2022, Bridgford Food Processing Corporation and CRG Acquisition, LLC (“CRG”), completed the real estate transaction (the “Sale Transaction”) set forth in the CRG Purchase Agreement. Pursuant to the terms of the CRG Purchase Agreement, CRG acquired a parcel of land from the Company including an approximate 156,000 square foot four-story industrial food processing building located at 170 N. Green Street in Chicago, Illinois. The purchase price for the Sale Transaction was $60,000, less $2,100 previously received by the Company as non-refundable earnest money, and subject to certain closing adjustments as set forth in the CRG Purchase Agreement. The Company recorded a gain on sale of property, plant and equipment of $57,663 in the third quarter of fiscal 2022. The effective tax rate for the third quarter of fiscal 2022 reflects the impact of $16,427 of tax expense related to tax on the gain on sale of a property, plant and equipment.

In connection with the closing of the Sale Transaction, the Company paid an aggregate of $1,200 in broker commissions, including $300 to KR6, Inc., an entity controlled by Keith Ross (a member of the Company’s Board of Directors). On June 2, 2022, the Company used approximately $18,653 of the Sale Transaction proceeds to repay and terminate the bridge loan commitment note dated August 30, 2021, with Wells Fargo Bank, N.A. On June 7, 2022, the Company used $18,000 of such proceeds to repay the outstanding balance under its revolving credit facility with Wells Fargo Bank, N.A., which revolver line continues in effect per its terms to March 1, 2023.

14 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

During the third quarter of fiscal year 2022, the Frozen Food Products segment has continued to see a lessening of pandemic related restrictions on food service venues. In our Frozen Food Products segment, the recent sales volume increases in foodservice have been sufficient to offset the losses in retail and as a result, we experienced increased unit sales volume during fiscal year 2022 to date in this segment. Our Snack Food Products segment has experienced continued commodity cost increases caused in part by supply and demand constraints related to reopening the economy from pandemic restrictions. The cost of significant meat commodities increased approximately $2,186 and the cost of purchased flour increased approximately $508 during the third twelve weeks of fiscal year 2022 compared to the same period in fiscal year 2021.

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

● Supply Chain – Our supply chain has stayed largely intact. Although we have experienced some minor disruptions, these events have not significantly impacted our production to date. We have experienced volatility in commodity inputs, in part due to impacts caused by COVID-19 related business disruptions, and we expect this volatility to continue, which may impact our future input costs. Commodity costs increased approximately $13,001 during the first thirty-six weeks of fiscal year 2022 compared to the same period in fiscal year 2021.

● Insurance and CARES Act – Although we maintain insurance policies for various risks, we believe most COVID-19 impacts will not be covered by these policies. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments, and expanded income tax net operating loss carryback provisions. While we continue to examine the potential impacts of these actions, we anticipate new regulations related to federal income tax will have a significant impact on our financial statements and cash flow. Late in the second quarter of fiscal 2020 we began implementing the deferral of the employer portion of social security payments and intend to continue this deferral for the duration of its availability which will have a favorable impact on short-term liquidity. The remaining deferral amount as of July 8, 2022, is approximately $758 due on December 31, 2022.

● Liquidity – Operations used $4,988 in operating cash flows during the thirty-six-weeks ended July 8, 2022. We received $55,388 in net proceeds on June 1, 2022, from the closing of the sale of real property located at 170 N. Green Street in Chicago pursuant to the terms of the Purchase and Sale Agreement dated March 16, 2020, as amended, between Bridgford Food Processing Corporation and CRG Acquisition, LLC (“the CRG Purchase Agreement”). On December 1, 2021, we expanded the maximum borrowing under our revolving line of credit with Wells Fargo Bank, N.A. to $25,000 from $15,000. The credit limit returned to $15,000 on June 15, 2022 for the balance of the term to March 1, 2023. The line of credit was paid off on June 7, 2022, using $18,000 in proceeds from the sale of 170 N. Green Street. As of July 8, 2022, we had approximately $59,958 of net working capital and $15,000 available under our revolving line of credit with Wells Fargo Bank, N.A. We entered into a bridge loan with Wells Fargo Bank, N.A. on August 30, 2021, for up to $25,000 of which we used $18,653 to pay off and prepay the existing equipment loans as they came out of the lock out period and could be prepaid. We prepaid and terminated the bridge loan on June 2, 2022, using $18,653 in proceeds from the sale of 170 N. Green Street. As of July 8, 2022, we have $995 of current debt remaining on equipment loans. Refer to Note 6 – Equipment Notes Payable and Financial Arrangements of the Notes to the Condensed Consolidated Financial Statements included within this Report for further information. Commodity price volatility or increases could adversely impact our business, financial condition including liquidity, and results of operations. Despite higher commodity costs, we may not be able to increase our product prices in a timely manner or sufficiently to offset increased commodity costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. We received $2,205 from a life insurance receivable during the second quarter of fiscal 2022. Higher product prices could potentially lower demand for our product and decrease volume. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, performance of operating divisions, economic conditions of capital markets, or circumstances related to the COVID-19 global pandemic. If we are unable to increase liquidity through mortgaging real estate, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. Combined with the cash expected to be generated from the Company’s operations and income tax refunds due of $5,524 of which $5,117 in income tax refunds were received on July 19, 2022, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

16 of 29

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of July 31, 2022, was 4.13% as compared to 2.77% as of October 31, 2021. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the thirty-six weeks ended July 8, 2022, and July 9, 2021, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
July 8, 2022	30.8%	19.8%	18.2%	32.3%
July 9, 2021	37.3%	5.7%	14.7%	45.7%

(1)	Walmart accounts receivable represented a higher percentage of sales as of July 8, 2022, due to terminating the accelerated payments on outstanding accounts receivable on July 1, 2022.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve weeks ended July 8, 2022, and July 9, 2021, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
July 8, 2022	29.4%	19.8%	19.2%	32.3%
July 9, 2021	36.7%	5.7%	16.1%	45.7%

(1)	Walmart accounts receivable represented a higher percentage of sales as of July 8, 2022, due to terminating the accelerated payments on outstanding accounts receivable on July 1, 2022.

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

17 of 29

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

18 of 29

Results of Operations for the Twelve Weeks Ended July 8, 2022, and July 9, 2021

Net Sales-Consolidated

Net sales increased by $2,981 (5.3%) to $59,519 in the third twelve-week period of the 2022 fiscal year compared to the same twelve-week period in fiscal year 2021. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	10.8	6,505
Unit sales volume in pounds	-4.8	(2,904)
Returns activity	-0.3	(186)
Promotional activity	-0.4	(434)
Increase in net sales	5.3	2,981

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $3,392 (40.8%) to $11,713 in the third twelve-week period of the 2022 fiscal year compared to the same twelve-week period in fiscal year 2021. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	10.1	934
Unit sales volume in pounds	33.3	3,070
Returns activity	0.6	47
Promotional activity	-3.2	(659)
Increase in net sales	40.8	3,392

The increase in net sales for the twelve-week period ended July 8, 2022, primarily relates to higher unit sales volume in pounds due to the ongoing reopening of the economy from COVID-19 pandemic related restrictions and to a lesser extent higher selling prices per pound implemented during July 2021 and May 2022. Other institutional Frozen Food Products sales, including sheet dough and rolls, increased 41% by volume and retail sales volume decreased by 3%. Demand is gradually returning in the foodservice sales channel as schools and in-dining restaurants are starting to reopen across the country after experiencing closures in response to the COVID-19 pandemic. Returns activity decreased compared to the same twelve-week period in the 2021 fiscal year. Promotional activity was higher as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment decreased by $411 (0.9%) to $47,806 in the third twelve-week period of the 2022 fiscal year compared to the same twelve-week period in fiscal year 2021. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	11.0	5,571
Unit sales volume in pounds	-11.8	(5,974)
Returns activity	-0.5	(233)
Promotional activity	0.4	225
Decrease in net sales	-0.9	(411)

Net sales of Snack Food Products decreased partially due to lower unit sales volume in pounds through our direct store delivery distribution channel partially offset by higher selling prices per pound during the third quarter of fiscal year 2022. We believe demand decreased primarily due to inflationary pressures on consumer spending habits. The weighted average selling price per pound increased compared to the same twelve-week period in the prior fiscal year due to selling price increases and reductions in packaging size. Returns activity was higher compared to the same twelve-week period in the 2021 fiscal year. Promotional offers decreased as a percentage of sales due to higher sales to high-volume, low-promotion customers.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $2,029 (4.6%) to $42,498 in the third twelve-week period of the 2022 fiscal year compared to the same twelve-week period in fiscal year 2021. The gross margin increased from 21.2% to 28.6% during the third twelve-weeks of fiscal year 2022.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	2,894	6.5	508
Snack Food Products Segment	(4,923)	-11.1	2,186
Total	(2,029)	-4.6	2,694

19 of 29

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $2,894 (49.4%) to $8,752 in the third twelve-week period of the 2022 fiscal year compared to the same twelve-week period in fiscal year 2021. The cost of purchased flour increased approximately $508 in the third twelve-week period of fiscal year 2022 compared to the same twelve-week period in fiscal year 2021. Increased unit sales volume and gross overhead including hourly wages and benefits has increased as a result of labor shortages and continued upward pressures on wages as a result of inflation. In our Frozen Food Products segment, the volume increases in foodservice were not enough to mitigate an increase in overhead per case of product.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $4,923 (12.7%) to $33,746 in the third twelve-week period of the 2022 fiscal year compared to the same twelve-week period in fiscal year 2021 due to lower cost for production materials and lower sales volume in our direct store delivery distribution channel. The cost of significant meat commodities increased approximately $2,186 in the third twelve-week period of fiscal year 2022 compared to the same period in fiscal year 2021. We reduced our net realizable value reserve of $55 during the twelve weeks ended July 8, 2022, to recognize inventory sold through on products already reserved in inventory as of year-end October 29, 2021. We maintain a net realizable reserve of $139 on products as of July 8, 2022, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) increased by $1,076 (7.6%) to $15,220 in the third twelve-week period of fiscal year 2022 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	July 8, 2022	July 9, 2021	Increase (Decrease)
Wages and bonus	$6,245	$5,762	$483
Product advertising	2,488	2,210	278
Fuel	666	400	266
Pension (income) expense	(71)	191	(262)
Provision for bad debt	111	(50)	161
Other SG&A	5,781	5,631	150
Total - SG&A	$15,220	$14,144	$1,076

Higher sales commissions resulted in higher wages and bonus expenses in the third twelve weeks of the 2022 fiscal year compared to the same period in the prior year. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the third twelve-week period of fiscal 2022. The increase in fuel expense was driven by per gallon fuel price increases compared to the prior year as a result of higher cost trends in petroleum markets. The decrease in pension expense was a result of an increase in pension plan assets caused by performance of the underlying markets that support them as well as higher pension discount rates resulting in lower liabilities. The increase in the provision for bad debt expense was mainly the result of estimated losses on older balances. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher storage fees, travel expenses, utilities, vehicle repairs and other taxes.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $769 (28.7%) to $3,451 in the third twelve-week period of fiscal year 2022 compared to the same twelve-week period in the prior fiscal year. The overall increase in SG&A expenses was due to higher wages and bonuses, broker commission costs and fuel, partially offset by lower pension expense.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $307 (2.7%) to $11,769 in the third twelve-week period of fiscal year 2022 compared to the same twelve-week period in the prior fiscal year. Most of the increase was due to higher wages and bonuses, fuel, product advertising, increased fees paid under brand licensing agreements and higher fleet vehicle repairs and maintenance partially offset by lower pension expense.

20 of 29

Income Taxes-Consolidated

Income tax for the twelve weeks ended July 8, 2022, and July 9, 2021, respectively, was as follows:

	July 8, 2022	July 9, 2021
Provision for income taxes	$16,886	$(527)

Effective tax rate	29.0%	27.2%

We recorded a provision for income taxes of $16,886 for the twelve-week period ended July 8, 2022, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective tax rate for the third quarter of fiscal 2022 reflects the impact of $16,427 of tax expense related to tax on the gain on the sale of a land parcel in Chicago, Illinois, discussed in Note 5. – Income Taxes of the Notes to the Condensed Consolidated Financial Statements included in this Report. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies, and state income taxes.

Results of Operations for the Thirty-Six Weeks Ended July 8, 2022, and July 9, 2021

Net Sales-Consolidated

Net sales increased by $21,883 (13.5%) to $183,591 in the thirty-six-week period ended July 8, 2022, compared to the same period in fiscal year 2021. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	11.8	20,425
Unit sales volume in pounds	2.1	3,590
Returns activity	-0.2	(542)
Promotional activity	-0.2	(1,590)
Increase in net sales	13.5	21,883

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $10,118 (38.3%) to $36,556 in the thirty-six-week period ended July 8, 2022, compared to the same thirty-six-week period in fiscal year 2021. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	8.0	2,369
Unit sales volume in pounds	31.4	9,338
Returns activity	0.2	44
Promotional activity	-1.3	(1,633)
Increase in net sales	38.3	10,118

The increase in net sales for the thirty-six-week period ended July 8, 2022, primarily relates to higher unit sales volume in pounds coupled with a higher selling price per pound. The increase in net sales was primarily driven by a significant increase in volume to institutional customers and an increase in selling prices due to price increases implemented during the fourth quarter of fiscal 2021 and second quarter of fiscal 2022. Other institutional Frozen Food Products sales, including sheet dough and rolls, increased 48% by volume and retail sales volume decreased 4%. Demand has shifted from retail to foodservice sales channels as schools and in-dining restaurants have started to reopen in response to the lifting of restrictions caused by the COVID-19 pandemic. Returns activity decreased compared to the same thirty-six-week period in the 2021 fiscal year. Promotional activity was higher as a percentage of sales due to increased sales to high-promotion customers.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $11,765 (8.7%) to $147,035 in the thirty-six-week period ended July 8, 2022, compared to the same thirty-six-week period in fiscal year 2021. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	12.6	18,055
Unit sales volume in pounds	-4.0	(5,748)
Returns activity	-0.3	(587)
Promotional activity	0.4	45
Increase in net sales	8.7	11,765

21 of 29

Net sales of Snack Food Products increased due to higher average selling prices per pound compared to the same thirty-six week period in the prior fiscal year. Price increases were implemented in response to record high meat commodity input costs. Unit sales volume in pounds through our direct store delivery distribution channel decreased due to lower demand caused by inflationary pressures on consumer spending habits. Returns activity was higher compared to the same thirty-six-week period in the 2021 fiscal year. Promotional offers decreased due to lower sales to high-volume, high-promotion customers.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold increased by $8,936 (7.2%) to $133,495 in the thirty-six-week period ended July 8, 2022, year compared to the same thirty-six-week period in fiscal year 2021. The gross margin increased from 23.0% to 27.3% during the 2022 period.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	7,557	6.1	1,234
Snack Food Products Segment	1,379	1.1	11,767
Total	8,936	7.2	13,001

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $7,557 (40.4%) to $26,252 in the thirty-six-week period of the 2022 fiscal year compared to the same thirty-six-week period in fiscal year 2021. Higher commodity costs, increased volume and changes in product mix were the primary contributing factors to this increase. The cost of purchased flour increased approximately $1,234 in the thirty-six-week period of fiscal year 2022 compared to the same thirty-six-week period in fiscal year 2021. In our Frozen Food Products segment, the volume increases in foodservice coupled with inflationary pressures on cost have increased the cost of productions materials, direct production labor and gross overhead.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $1,379 (1.3%) to $107,243 in the thirty-six-week period of the 2022 fiscal year compared to the same thirty-six-week period in fiscal year 2021 due to a substantial increase in sales volume. Meat commodity costs purchased at high prices during the fourth quarter of fiscal year 2021 and into the first two quarters of fiscal year 2022 added to the increase in cost of products sold through the third quarter of fiscal year 2022. Higher depreciation on processing equipment impacted the cost of products sold. The cost of significant meat commodities increased approximately $11,767 in the thirty-six-week period of fiscal year 2022 compared to the same period in fiscal year 2021. As a result, a net realizable value reserve of $139 was recorded after determining that the market value on some meat products was less than the costs associated with completion and sale of the product.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $4,104 (10.0%) to $45,129 in the thirty-six-week period ended July 8, 2022, compared to the same thirty-six-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	36 Weeks Ended		Expense
	July 8, 2022	July 9, 2021	Increase (Decrease)
Wages and bonus	$19,348	$17,255	$2,093
Pension (income) expense	(247)	574	(821)
Product advertising	6,153	5,384	769
Fuel	1,711	1,123	588
Vehicle repairs and maintenance	938	649	289
Storage unit rent	1,608	1,338	270
Other SG&A	15,618	14,702	916
Total - SG&A	$45,129	$41,025	$4,104

Higher sales commissions resulted in higher wages and bonus expenses in the thirty-six weeks of the 2022 fiscal year compared to the same period in the prior year. The decrease in pension expense was a result of an increase in pension plan assets caused by performance of the underlying markets that support them as well as higher pension discount rates resulting in lower liability. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during the thirty-six weeks ended July 8, 2022. The increase in fuel expense was driven by per gallon fuel price increases compared to the prior year as a result of higher cost trends in petroleum markets. Repairs and maintenance on vehicles have increased compared to the prior year period mainly due to an aging fleet. Rent for storage units that house inventory increased due to inflationary price pressure. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher display rack cost, travel expense, healthcare expense and insurance premiums partially offset by lower telephone expense.

22 of 29

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $1,727 (21.3%) to $9,824 in the thirty-six-week period of fiscal year 2022 compared to the same thirty-six-week period in the prior fiscal year. The overall increase in SG&A expenses was due to higher sales volume and corresponding increased wages and bonus and product advertising partially offset by lower pension expense.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $2,377 (7.2%) to $35,305 in the thirty-six-week period of fiscal year 2022 compared to the same thirty-six-week period in the prior fiscal year. Most of the increase was due to higher sales volume and corresponding increased wages and bonus and product advertising.

Income Taxes-Consolidated

Income tax for the thirty-six weeks ended July 8, 2022 and July 9, 2021, respectively, was as follows:

	July 8, 2022	July 9, 2021
Provision for (benefit on) income taxes	$17,343	$(669)

Effective tax rate	29.0%	28.0%

We recorded a tax provision of $17,343 for the thirty-six-week period ended July 8, 2022, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective tax rate for the third quarter of fiscal 2022 reflects the impact of $16,427 of tax expense related to tax on the gain on the sale of a land parcel in Chicago, Illinois, discussed in Note 5. – Income Taxes of the Notes to the Condensed Consolidated Financial Statements included within this Report. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We normally fund our operations from cash balances and cash flow generated from operations. We received $60,000 in proceeds on June 1, 2022, from the closing of the sale of real property located at 170 N. Green Street in Chicago pursuant to the terms of the CRG Purchase Agreement. We borrowed $2,000 under our line of credit with Wells Fargo Bank, N.A. on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021, $2,000 on December 16, 2021, and $2,000 on January 24, 2022, for a combined total of $18,000. The line of credit was paid off on June 7, 2022, using $18,000 in proceeds from the sale of real property at 170 N. Green Street. The revolving line of credit continues in effect per its terms to March 1, 2023. We entered into a bridge loan with Wells Fargo Bank, N.A. on August 30, 2021, for up to $25,000, of which we used $18,653 to pay off a portion of our existing equipment loans as they came out of the lock out period and could be prepaid. We prepaid and terminated the bridge loan on June 2, 2022, using $18,653 in proceeds from the sale of real property at 170 N. Green Street. As of July 8, 2022, we had $995 of current debt on equipment loans, $59,958 of net working capital and $15,000 available under our revolving line of credit with Wells Fargo Bank, N.A. Refer to Note 6 – Equipment Notes Payable and Financial Arrangements of the Notes to the Condensed Consolidated Financial Statements included within this Report for further information.

Despite higher commodity costs, we may not be able to increase our product prices in a timely manner or sufficiently to offset increased commodity costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Higher product prices could potentially lower demand for our product and decrease volume. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, the performance of operating divisions and economic conditions of capital markets, or circumstances related to the COVID-19 global pandemic. If we are unable to increase liquidity through mortgaging real estate, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. Combined with the cash expected to be generated from the Company’s operations and income tax refunds due of $5,799, of which $5,117 in income tax refunds were received on July 19, 2022, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

23 of 29

Cash flows from operating activities for the thirty-six weeks ended:

	July 8, 2022	July 9, 2021
Net income (loss)	$42,410	$(1,719)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,588	4,425
Provision for losses on accounts receivable	100	46
Increase in promotional allowances	207	742
Gain on sale of property, plant, and equipment	(57,663)	(378)
Changes in operating working capital	5,370	(3,687)
Net cash (used in) provided by operating activities	$(4,988)	$(571)

For the thirty-six weeks ended July 8, 2022, net cash used in operating activities was $4,988, $4,417 more cash used than during the same period in fiscal year 2021. The net increase in cash used by operating activities primarily relates to a gain on sale of property, plant and equipment of $57,663, an increase in accounts receivable of $7,012 and an increase in inventory of $5,251 partially offset by net income of $42,410. During the thirty-six-week period ended July 8, 2022, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 80 days for the thirty-six-week period ended July 8, 2022. The cash conversion cycle was 98 days for the thirty-six-week period ended July 9, 2021. The decrease in the cash conversion cycle was mainly due to lower days payable in accounts payable and to a lesser extent increased average days in inventory. We have discontinued accelerating payments on outstanding accounts receivable from Walmart as of July 1, 2022.

For the thirty-six weeks ended July 9, 2021, net cash used in operating activities was $571 and primarily relates to an increase in inventories of $5,221, a net loss of $1,719 and an increase in other non-current assets of $2,001 partially offset by receipt of refundable income taxes from the IRS of $3,407. During the thirty-six-week period ended July 9, 2021, we did not contribute towards our defined benefit pension plan.

Cash flows from investing activities for the thirty-six weeks ended:

	July 8, 2022	July 9, 2021
Proceeds from sale of property, plant, and equipment	$60,034	$128
Additions to property, plant, and equipment	(3,112)	(6,842)
Net cash provided by (used in) investing activities	$56,922	$(6,714)

Expenditures for property, plant and equipment include the acquisition of equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. In general, we capitalize the cost of additions and improvements and expense the cost for repairs and maintenance. We received $60,000 in proceeds on June 1, 2022, from the closing of the real estate transaction for the property located at 170 N. Green Street in Chicago, pursuant to the terms of the CRG Purchase Agreement. We may also capitalize costs related to improvements that extend the life, increase the capacity, or improve the efficiency of existing machinery and equipment. Specifically, capitalization of upgrades of facilities to maintain operating efficiency include acquisitions of machinery and equipment used on packaging lines and refrigeration equipment used to process food products.

The table below highlights additions to property, plant and equipment for the thirty-six weeks ended:

	July 8, 2022	July 9, 2021
Changes in projects in process	$2,349	$4,244
Building improvements	-	8
Direct store delivery and sales vehicles	437	1,223
Packaging lines	159	-
Temperature control	7	-
Processing equipment	134	1,296
Furniture and fixtures	26	71
Additions to property, plant, and equipment	$3,112	$6,842

24 of 29

Cash flows from financing activities for the thirty-six weeks ended:

	July 8, 2022	July 9, 2021
Payment of lease and right of use obligations	$(288)	$(319)
Proceeds from bank borrowings	-	6,000
Repayments of bank borrowings	(31,912)	(3,223)
Net cash (used in) provided by financing activities	$(32,200)	$2,458

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of July 8, 2022, 120,113 shares remained authorized for repurchase under the program.

Revolving Credit Facility

We maintain a revolving line of credit with Wells Fargo Bank, N.A. that extends through March 1, 2023. As of year-end October 29, 2021, under the terms of this line of credit, we could borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 2.0%. The line of credit has an unused commitment fee of 0.25% of the available loan amount. The line of credit is presented under non-current liabilities in the consolidated balance sheets. On December 1, 2021, Wells Fargo Bank, N.A. expanded our line of credit to $25,000 through June 15, 2022, at which time the credit limit returned to $15,000 for the balance of the term. Under the terms of this line of credit, we may borrow up to $15,000 at an interest rate equal to the bank’s prime rate or secured overnight financing rate (“SOFR”) plus 2.0%. The former benchmark interest rate of LIBOR for our line of credit has been transitioned to SOFR which could impact the cost of credit and alter the value of debt and loans. We borrowed $2,000 under this line of credit on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021, and $2,000 on December 26, 2021, and $2,000 on January 24, 2022, for a combined total of $18,000. The revolving line of credit with Wells Fargo Bank, N.A. was paid off on June 7, 2022, using $18,000 in proceeds from the sale of a land parcel in Chicago.

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

Bridge Loan

On August 30, 2021, we entered into a loan commitment note for a bridge loan of up to $25,000 with the plan to use the proceeds to pay off the existing equipment loans as they come out of the lock out period and may be prepaid (dates detailed in the table below). The outstanding principal balances of the bridge loan became due and payable in full on the earlier of the following dates (1) August 31, 2023, or (2) one Federal Reserve business day after the closing of the real estate transactions contemplated under the CRG Purchase Agreement. We prepaid $18,653 in equipment loans (equipment loans 4.13%, 3.98%, 3.70% and 3.29% in the table below) utilizing proceeds from the new bridge loan. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not incur any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial. We prepaid and terminated the bridge loan and related loan commitment note on June 2, 2022, using $18,653 in proceeds from the sale of a land parcel in Chicago pursuant to the CRG Purchase Agreement.

The following table reflects major components of our line of credit and borrowing agreements as of July 8, 2022, and October 29, 2021, respectively.

	July 8, 2022	October 29, 2021

Revolving credit facility	$-	$12,000
Equipment notes:
3.70% note due 12/21/26, out of lockout 12/23/21	-	2,901
3.29% note due 03/05/27, out of lockout 03/06/22	-	5,951
3.68% note due 04/16/27, out of lockout 04/17/22	5,159	5,888
SOFR plus 2.00% bridge loan due 08/31/23	-	10,329
Total debt	5,159	37,069
Less current debt	(995)	(1,065)
Total long-term debt	$4,164	$36,004

25 of 29

Loan Covenants

The Wells Fargo Loan Agreements collectively contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
Quick Ratio not less than 0.85 to 1.0 at each fiscal quarter end,
●	Net Income After Taxes not less than $500 on a quarterly basis, and
●	Capital Expenditures less than $5,000.

As of July 8, 2022, the Company was in compliance with all covenants under the Wells Fargo Loan Agreements.

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

Recently issued accounting pronouncements and regulations

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires a lessee to recognize assets and liabilities with lease terms of more than twelve months. Both capital and operating leases are to be recognized on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, which was our first quarter of fiscal 2020. We have analyzed all lease transactions during fiscal year 2020 and 2021 and the first and second quarters of fiscal 2022. The Company elected not to reassess expired contracts or adjust comparative periods. The Company determined that no change to current accounting treatment is warranted for most transactions due to the underlying nature of our leases. In the case of month-to-month lease or rental agreements with terms of twelve months or less, the Company made an accounting policy election to not recognize lease assets and liabilities. The Company performed a detailed analysis and determined that the only significant indication of a long-term lease was its lease with Hogshed Ventures, LLC. The accounting treatment of this lease for warehouse storage included establishing a right-of-use asset and corresponding liability was recorded for the Company’s lease with Hogshed Ventures, LLC for property located at 40th Street in Chicago during the fourth quarter of fiscal 2020. The application of this pronouncement resulted in additional disclosures detailing our lease arrangements. The Company adopted this guidance during the first quarter of fiscal 2020 and it did not have a material impact on our consolidated financial statements.

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

26 of 29

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 8, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have considered the impact of federal, state, and local government actions related to the COVID-19 pandemic on our Condensed Consolidated Financial Statements. These business disruptions, in addition to any impacts already experienced, have not had a significant impact on our Condensed Consolidated Financial Statements for the twelve weeks ended July 8, 2022. There may be a future business impact, the extent of which is uncertain and largely subject to whether the severity worsens or what restrictions are implemented by the government.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: August 19, 2022	By:	/s/ Raymond F. Lancy
Raymond F. Lancy
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

29 of 29