Form 10-K
period 2022-10-28
BRIDGFORD FOODS CORP
filed 2023-01-26
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 28, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☐

The aggregate market value of voting stock held by non-affiliates of the registrant on April 15, 2022, was $18,519,000.

As of January 26, 2023, there were 9,076,832 shares of common stock outstanding.

Documents incorporated by reference. None.

PART I

Item 1. Business (dollars in thousands)

This Annual Report on Form 10-K (this “Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Bridgford Foods Corporation intends that such forward-looking statements be subject to the safe harbors created thereby. Readers are cautioned that such statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; supply chain constraints and resulting cost pressures; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; relationships with customers and suppliers; statements regarding the anticipated impact of the COVID-19 pandemic; and other factors referenced in this Report.

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

During fiscal year 2022, the Frozen Food Products segment has continued to see a lessening of pandemic related restrictions on food service venues. In our Frozen Food Products segment, the recent sales volume increases in foodservice have been sufficient to offset the losses in retail and as a result, we experienced increased unit sales volume during fiscal year 2022 in this segment. Our Snack Food Products segment has experienced continued commodity cost increases caused in part by supply and demand constraints related to reopening the economy from pandemic restrictions. The cost of significant meat commodities increased approximately $7,949 and the cost of purchased flour increased approximately $1,844 during fiscal year 2022 compared to fiscal year 2021.

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

● Customers and Production – The most significant impact from business shutdowns relates to channel shifts and lower production in our Frozen Food Products segment. We are committed to doing our best to ensure the continuity of our business and the availability of our products to customers. Since the second quarter of fiscal year 2021, we have continued to see a shift in demand from our retail to our foodservice sales channels as schools and in-dining restaurants reopened across the country. Our production capabilities, including our large scale and geographic proximities, allow us to adapt some of our facilities to the changing demand by shifting certain amounts of production from retail to foodservice. In addition, our production facilities have experienced varying levels of production impacts, including worker absenteeism, and we may continue to experience these impacts.

● Supply Chain – Our supply chain has stayed largely intact. Although we have experienced some minor disruptions, these events have not significantly impacted our production to date. We have experienced volatility in commodity inputs, in part due to impacts caused by COVID-19 related business disruptions, and we expect this volatility to continue, which may impact our future input costs. Commodity costs increased approximately $9,794 during fiscal year 2022 compared to fiscal year 2021.

● Insurance and CARES Act – Although we maintain insurance policies for various risks, we believe most COVID-19 impacts will not be covered by these policies. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments, and expanded income tax net operating loss carryback provisions. While we continue to examine the potential impacts of these actions, we anticipate new regulations related to federal income tax will have a significant impact on our financial statements and cash flow. Late in the second quarter of fiscal 2020 we began implementing the deferral of the employer portion of social security payments and intend to continue this deferral for the duration of its availability which will have a favorable impact on short-term liquidity. The remaining deferral amount as of October 28, 2022, is approximately $758 due on December 31, 2022.

● Liquidity – Operations used $7,830 in operating cash flows during the fifty-two-weeks ended October 28, 2022. We received $55,388 in net proceeds on June 1, 2022, from the closing of the sale of real property located at 170 N. Green Street in Chicago (the “Green Street Property”) pursuant to the terms of the Purchase and Sale Agreement dated March 16, 2020, as amended, between Bridgford Food Processing Corporation and CRG Acquisition, LLC (“the CRG Purchase Agreement”). On December 1, 2021, we expanded the maximum borrowing under our revolving line of credit with Wells Fargo Bank, N.A. (“Wells Fargo”) to $25,000 from $15,000. The credit limit returned to $15,000 on June 15, 2022 for the balance of the term to March 1, 2023. The line of credit was paid off on June 7, 2022, using $18,000 in proceeds from the sale of the Green Street Property. As of October 28, 2022, we had approximately $66,076 of net working capital and $15,000 available under our revolving line of credit with Wells Fargo Bank, N.A. We entered into a bridge loan with Wells Fargo Bank, N.A. on August 30, 2021, for up to $25,000 of which we used $18,653 to pay off a portion of the existing equipment loans as they came out of the lock out period and could be repaid. We repaid and terminated the bridge loan on June 2, 2022, using $18,653 in proceeds from the sale of the Green Street Property. As of October 28, 2022, we have $1,089 of current debt remaining on equipment loans. Refer to Note 5 – Line of Credit and Borrowing Agreements of the Notes to the Condensed Consolidated Financial Statements included within this Report for further information. Commodity price volatility or increases could adversely impact our business, financial condition including liquidity, and results of operations. Despite higher commodity costs, we may not be able to increase our product prices in a timely manner or sufficiently to offset increased commodity costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. We received $2,205 from a life insurance receivable during the second quarter of fiscal year 2022. Higher product prices could potentially lower demand for our product and decrease volume. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, performance of operating divisions, economic conditions of capital markets, or circumstances related to the COVID-19 global pandemic. If we are unable to increase liquidity through mortgaging real estate, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. From the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

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

The following table shows sales, as a percentage of consolidated sales, for each business segment during the last two fiscal years:

	2022	2021
Frozen Food Products	21%	17%
Snack Food Products	79%	83%
	100%	100%

We manufacture nearly all of our food products and distribute an extensive line of biscuits, bread dough items, roll dough items, dry sausage products and beef jerky. Our direct store delivery network consists of non-refrigerated snack food products. Our frozen food products division serves both food service and retail customers.

Although we have recently introduced several new products, most of these products have not contributed significantly to our revenue growth for fiscal year 2022. Our sales are not subject to material seasonal variations. Historically we have been able to respond quickly to the receipt of orders and, accordingly, do not maintain a significant sales backlog. Neither Bridgford nor its industry generally has unusual demands or restrictions on working capital items. During the last fiscal year, we did not enter into any new markets or any significant contractual or other material relationships.

Availability of SEC Filings and Code of Conduct on Internet Website

We maintain an Internet website at www.bridgford.com. Available on this website, free of charge, are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto, and reports filed under Section 16 of the Securities Exchange Act of 1934, as amended, filed with the Securities and Exchange Commission. Our Code of Conduct is also available on the website.

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

Major Product Classes

Frozen Food Products

Our frozen food products division serves both food service and retail customers. We sell approximately 130 unique frozen food products through approximately 800 wholesalers, cooperatives, and distributors.

Frozen Food Products – Food Service Customers

The food service industry is composed of establishments that serve food outside the home and includes restaurants, the food operations of health care providers, schools, hotels, resorts, corporations, and other traditional and non-traditional food service outlets. Growth in this industry has been driven by the increase in away-from-home meal preparation, which has accompanied the expanding number of both dual income and single-parent households. Another trend within the food service industry is the growth in the number of non-traditional food service outlets such as convenience stores, retail stores and supermarkets. These non-traditional locations often lack extensive cooking, storage, or preparation facilities resulting in a need for pre-cooked and prepared foods similar to those we provide. The expansion in the food service industry has also been accompanied by the continued consolidation and growth of broadline and specialty food service distributors, many of which are long-standing customers. Orders from food service customers have continued to increase as schools and in-dining restaurants have reopened across the United States in response to the COVID-19 pandemic restriction changes.

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

Frozen Food Products – Sales and Marketing

Our frozen food business covers the United States. Products produced by the Frozen Food Products segment are generally supplied to food service and retail distributors who take title to the product upon shipment receipt through Company-leased long-haul vehicles. In addition to regional sales managers, we maintain a network of independent food service and retail brokers covering most of the United States. Brokers are compensated on a commission basis. We believe that our broker relationships, in close cooperation with our regional sales managers, are a valuable asset providing significant new product and customer opportunities. Regional sales managers perform several significant functions for us, including identifying and developing new business opportunities and providing customer service and support to our distributors and end purchasers through the effective use of our broker network.

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

Snack Food Products

During fiscal year 2022, our snack food products division sold approximately 160 different items through customer-owned distribution centers and a direct-store-delivery network serving approximately 20,000 supermarkets, mass merchandise and convenience retail stores located in 50 states.

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

Product Planning and Research and Development

We continually monitor the consumer acceptance of each product within our extensive product line. Individual products are regularly added to and deleted from our product line. Historically, the addition or deletion of any individual product has not had a material effect on our operations at fiscal yearend. We believe that a key factor in the success of our products is our system of carefully targeted research and testing of our products to ensure high quality and that each product matches an identified market opportunity. The emphasis in new product introductions in the past several years has been on single-serve items. We are constantly searching to develop new products to complement our existing product lines and improve processing techniques and formulas. We utilize an in-house test kitchen and consultants to research and experiment with unique food preparation methods, improve quality control and analyze new ingredient mixtures.

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

Importance of Key Customers

Sales to Wal-Mart® comprised 29.8% of revenues in fiscal year 2022 and 26.1% of total accounts receivable was due from Wal-Mart® as of October 28, 2022. Sales to Wal-Mart® comprised 35.7% of revenues in fiscal year 2021 and 5.5% of total accounts receivable was due from Wal-Mart® as of October 29, 2021. The increase in accounts receivable from Wal-Mart® as of October 28, 2022 versus October 29, 2021 is attributable to the Company no longer accelerating payments from Wal-Mart®. Sales to Dollar General® comprised 16.9% of revenues in fiscal year 2022 and 19.9% of total accounts receivable was due from Dollar General® as of October 28, 2022. Sales to Dollar General® comprised 14.5% of revenues in fiscal year 2021 and 35.9% of total accounts receivable was due from Dollar General® as of October 29, 2021.

Sources and Availability of Raw Materials

We purchase large quantities of pork, beef, and flour. These ingredients are generally available from a number of different suppliers although the availability of these ingredients is subject to seasonal variation. We build ingredient inventories to take advantage of downward trends in seasonal prices or anticipated supply limitations.

We purchase bulk flour under short-term fixed price contracts at current market prices. The contracts are usually effective for and settle within three months or less. We monitor and manage our ingredient costs to help negate volatile daily swings in market prices when possible. We do not participate in the commodity futures market or hedging to limit commodity exposure.

Employees

We had 705 employees (695 full-time employees) as of October 28, 2022, approximately 45% of whose employment relationship is governed by collective bargaining agreements. These agreements currently expire between September 2023 and March 2027. We believe that our relationship with all of our employees is favorable and that contracts will be settled favorably.

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

We purchase large quantities of commodity pork, beef, and flour. Historically, market prices for products we process have fluctuated in response to a number of factors, including changes in the United States government farm support programs, changes in international agricultural and trading policies, weather, and other conditions during the growing and harvesting seasons. Our operating results are heavily dependent upon the prices paid for raw materials, as well as the available supply of commodities. Commodity costs have and may continue to fluctuate due to political and economic conditions, including the ongoing conflicts between Ukraine and Russia. The marketing of our value-added products does not lend itself to instantaneous changes in selling prices. In addition, if we increase prices to offset higher costs, we could experience lower demand for our products and sales volumes. Conversely, decreases in our commodity and other input costs may create pressure on us to decrease our prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Production and pricing of commodities, on the other hand, are determined by constantly changing market forces of supply and demand over which we have limited or no control. Such factors include, among other things, weather patterns throughout the world, outbreaks of disease, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural and energy policies of domestic and foreign governments. While fluctuations in significant cost structure components, such as ingredient commodities and fuel prices, have had a significant impact on profitability over the last three years, the impact of general price inflation on our financial position and results of operations has not been significant. However, current inflationary market conditions may have a negative impact on future earnings. Future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

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

Our executive officers and certain other key employees have been primarily responsible for the development and expansion of our business, and the loss of the services of one or more of these individuals could adversely affect us. Our success will be dependent in part upon our continued ability to recruit, motivate, and retain qualified personnel. We cannot assure that we will be successful in this regard. We have no employment or non-competition agreements with key personnel except for (1) a consulting agreement with Allan L. Bridgford Sr. that became effective October 30, 2021, after his retirement from employment with our company, (2) a consulting agreement with Raymond F. Lancy which will become effective on February 1, 2022, after his retirement from employment with our company and (3) a consulting agreement with Allan Bridgford Jr. to provide consulting services to the Chicago plant and management.

Labor shortages and increased turnover or increases in employee and employee-related costs could have adverse effects on our profitability.

We have recently experienced increased labor shortages at some of our production facilities and other locations. While we have historically experienced some level of ordinary course turnover of employees, the COVID-19 pandemic and resulting actions and impacts have exacerbated labor shortages and increased turnover. A number of factors have had and may continue to have adverse effects on the labor force available to us, including reduced employment pools, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. Labor shortages and increased turnover rates within our team members have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our production facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity, or cash flows.

We depend on our major customers and any loss of such customers could have a negative impact on our profitability.

We could suffer significant reductions in revenues and operating income if we lost one or more of our largest customers, including Wal-Mart® and Dollar General®, which accounted for 29.8% and 16.9%, respectively, of sales in fiscal year 2022. The increase in accounts receivable from Wal-Mart® as of October 28, 2022 versus October 29, 2021 is attributable to the Company no longer accelerating payments from Wal-Mart®. Many of our customers, such as supermarkets, warehouse clubs, and food distributors have consolidated in recent years. Such consolidation has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories while demanding lower pricing and increased promotional programs. These customers also may use their shelf space for their own private label products. Failure to respond to these trends could reduce our volume and cause us to lower prices or increase promotional spending for our product lines which could adversely affect our profitability.

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

We have considered the impact of federal, state, and local government actions related to the COVID-19 pandemic on our Consolidated Financial Statements. The business disruptions associated with the pandemic had a significant negative impact on our Consolidated Financial Statements for the fiscal year ended October 29, 2021, and to a lesser extent for fiscal year ended October 28, 2022. We expect these events to have future business impacts, the extent of which is uncertain and largely subject to whether the severity worsens. These impacts could include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. These unknowns may subject the Company to future risks related to long-lived asset impairments, increased reserves for uncollectible accounts, price and availability of ingredients and raw materials used in our products and adjustments to reflect the market value of our inventory.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We own the following properties as of October 28, 2022:

Property Location	Building Square Footage	Acreage
Anaheim, California *	100,000	5.0
Dallas, Texas *	94,000	4.0
Dallas, Texas *	30,000	2.0
Dallas, Texas *	16,000	1.0
Dallas, Texas *	3,200	1.5
Statesville, North Carolina *	42,000	8.0
Chicago, Illinois ** (1)	177,000	8.0

*	- property used by Frozen Food Products Segment.
**	- property used by Snack Food Products Segment.
(1)	- property at 44th Street is 177,000 square feet. At 170 N. Green Street, 156,000 square feet was sold on June 1, 2022.

We utilize each of the foregoing properties for processing, warehousing, distributing and administrative purposes. We also lease warehouse and/or office facilities throughout the United States through month-to-month rental agreements. We believe that our properties are generally adequate to satisfy our foreseeable needs. Additional properties may be acquired and/or plants expanded if favorable opportunities and conditions arise.

Item 3. Legal Proceedings

No material legal proceedings were pending against us as of October 28, 2022, or as of the date of filing of this Report. We are likely to be subject to claims arising from time to time in the ordinary course of our business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on us. Any adverse litigation trends and outcomes could significantly and negatively affect our financial results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Dividend Data

Our common stock is traded on the Nasdaq Global Market under the symbol “BRID”.

As of January 23, 2023, there were 883 shareholders of record in our common stock.

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

Repurchases of Equity Securities by the Issuer

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. During fiscal years 2022 and 2021, we did not repurchase any shares of our common stock pursuant to our stock repurchase program previously authorized by the Board of Directors. As of October 28, 2022, 120,113 shares remained authorized for repurchase under the program.

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

Results of Operations (in thousands except percentages)

Fiscal Year Ended October 28, 2022 (52 weeks) Compared to Fiscal Year Ended October 29, 2021 (52 weeks)

Net Sales-Consolidated

Net sales in fiscal year 2022 increased $25,468 (10.6%) when compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	8.5	21,705
Unit sales volume in pounds	3.0	7,597
Returns activity	-0.2	(831)
Promotional activity	-0.7	(3,003)
Increase in net sales	10.6	25,468

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment in fiscal year 2022 increased $14,744 (35.5%) compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	8.5	3,949
Unit sales volume in pounds	28.1	13,060
Returns activity	0.2	55
Promotional activity	-1.3	(2,320)
Increase in net sales	35.5	14,744

The increase in net sales for fiscal year 2022 primarily relates to higher unit sales volume in pounds coupled with a higher selling price per pound. The increase in net sales was primarily driven by a significant increase in volume to institutional customers and an increase in selling prices due to price increases implemented during the fourth quarter of fiscal year 2021 and second quarter of fiscal year 2022. Other institutional Frozen Food Products sales, including sheet dough and rolls, increased 44% by volume and retail sales volume decreased 6%. Demand has shifted from retail to foodservice sales channels as schools and in-dining restaurants have reopened in response to the lifting of restrictions caused by the COVID-19 pandemic. Returns activity decreased compared to the 2021 fiscal year. Promotional activity was higher in fiscal year 2022 as a percentage of sales due to increased sales to high promotion customers.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment in fiscal year 2022 increased $10,724 (5.4%) compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	8.5	17,756
Unit sales volume in pounds	-2.6	(5,463)
Returns activity	-0.4	(886)
Promotional activity	-0.1	(683)
Increase in net sales	5.4	10,724

Net sales of Snack Food Products increased due to higher average selling prices per pound compared to fiscal year 2021. Price increases were implemented in the second quarter of fiscal year 2022 in response to record high meat commodity input costs. Unit sales volume in pounds through our direct store delivery distribution channel decreased due to lower demand caused by inflationary pressures on consumer spending habits. Returns activity was higher compared to the 2021 fiscal year. Promotional offers increased slightly compared to fiscal year 2021.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations increased by $4,791 (2.5%) compared to the prior fiscal year. The gross margin increased from 21.4% to 27.1% during fiscal year 2022 compared to the prior fiscal year.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase
Frozen Food Products Segment	11,553	6.1	1,844
Snack Food Products Segment	(6,762)	-3.6	7,949
Total	4,791	2.5	9,793

Cost of Products Sold and Gross Margin–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $11,553 (39.1%) in fiscal year 2022 compared to the prior fiscal year. Higher commodity costs, increased volume and changes in product mix were the primary contributing factors to this increase. The cost of purchased flour increased approximately $1,844, which contributed to the increase in costs of goods sold. The gross margin percentage decreased from 28.8% to 26.9% during fiscal year 2022 compared to the prior fiscal year.

Cost of Products Sold and Gross Margin–Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $6,762 (4.2%) compared to the prior fiscal year due primarily to lower unit sales volume. Meat commodity costs increased during fiscal year 2022 partially offsetting the decrease in cost of products sold. The cost of meat commodities increased approximately $7,949 during fiscal year 2022 compared to the prior fiscal year. As a result, a net realizable value reserve of $131 was recorded during the fiscal year after determining that the market value on some meat products was less than the costs associated with production and sale of the product. Higher depreciation on processing equipment impacted the cost of products sold. The gross margin earned in this segment increased from 19.8% to 27.1% during fiscal year 2022.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) in fiscal year 2022 increased $5,107 (8.5%) when compared to the prior fiscal year. The increase in this category did not directly correspond to the change in sales.

The table below summarizes the primary expense variances in this category:

	October 28, 2022 (52 Weeks)	October 29, 2021 (52 Weeks)	Expense Increase (Decrease)
Wages and bonus	$27,937	$25,086	$2,851
Pension (income) expense	(904)	772	(1,676)
Fuel expense	2,524	1,738	786
Product advertising	8,733	8,160	573
Healthcare cost	3,265	2,790	475
Other income	(104)	(508)	404
Vehicle repairs and maintenance	1,374	1,000	374
Storage unit rent	2,420	2,056	364
Travel expense	2,151	1,963	188
Outside storage	909	736	173
Other SG&A	16,930	16,334	596
Total - SG&A	65,235	60,127	5,108

Higher sales commissions resulted in higher wages and bonus expenses in the 2022 fiscal year compared to the 2021 fiscal year. The decrease in pension expense was a result of an increase in pension plan assets caused by the performance of the underlying markets that support them as well as higher pension discount rates resulting in lower liability. The increase in fuel expense was driven by per gallon fuel price increases compared to the prior year as a result of higher cost trends in petroleum markets. Costs for product advertising increased mainly as a result of higher payments under brand licensing agreements in the Snack Food Products segment during fiscal year 2022. Healthcare costs have increased due to unfavorable claim trends. Other income decreased due to a gain on life insurance proceeds caused by the passing of a former executive employee during the fourth quarter of fiscal year 2021. Vehicle repairs and maintenance on vehicles have increased compared to the prior year period mainly due to an aging fleet. Rent for storage units that house inventory increased due to inflationary price pressure. Travel expenses increased due to the lifting of travel restrictions and stay-at-home orders which had been imposed in response to the COVID-19 pandemic. Outside storage costs to warehouse products prior to shipment increased due to reaching storage capacity at our new Chicago facility as a result of higher sales volume. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher sales taxes, office supplies and professional fees.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $2,664 (22.3%) compared to the prior fiscal year. The overall increase in SG&A expenses was due to higher sales volume and corresponding increased wages and bonus and product advertising partially offset by lower pension expense.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $2,444 (5.1%) during fiscal year 2022 compared to the prior fiscal year. Most of the increase was due to higher licensing fees, travel expense and taxes.

Gain on Sale of Property, Plant and Equipment

The gain during fiscal years 2022 and 2021 was due the sale of the Green Street facility and ordinary gain on disposal of assets, respectively.

Income Taxes

Income tax for fiscal years 2022 and 2021, respectively, was as follows:

	October 28, 2022	October 29, 2021
Provision for (benefit on) income taxes	$16,341	$(1,779)

Effective tax rate	26.6%	24.4%

We recorded a tax provision of $16,341 and benefit of $1,779, for fiscal years 2022 and 2021, respectively, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective tax rate was 26.6% and 24.4% for fiscal years 2022 and 2021, respectively. In addition, the effective tax rates for fiscal years 2022 and 2021 were impacted by such items as non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes. (Refer to Note 4 of Notes to Consolidated Financial Statements for more information).

Liquidity and Capital Resources (in thousands except share amounts, percentages, and ratios)

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We normally fund our operations from cash balances and cash flow generated from operations. We received $60,000 in gross proceeds on June 1, 2022, from the closing of the sale of the Green Street Property pursuant to the terms of the CRG Purchase Agreement. We borrowed $2,000 under our line of credit with Wells Fargo Bank, N.A. on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021, $2,000 on December 16, 2021, and $2,000 on January 24, 2022, for a combined total of $18,000. The line of credit was paid off on June 7, 2022, using $18,000 in proceeds from the sale of the Green Street Property. The revolving line of credit continues in effect per its terms to March 1, 2023. We entered into a bridge loan with Wells Fargo on August 30, 2021, for up to $25,000, of which we used $18,653 to pay off a portion of our existing equipment loans as they came out of the lock out period and could be repaid. We repaid and terminated the bridge loan on June 2, 2022, using $18,653 in proceeds from the sale of real property at the Green Street Property. As of October 28, 2022, we had $1,089 of current debt on equipment loans, $66,076 of net working capital and $15,000 available under our revolving line of credit with Wells Fargo Bank, N.A. Refer to Note 5 - Line of Credit and Borrowing Agreements of the Notes to the Condensed Consolidated Financial Statements included within this Report for further information.

Despite higher commodity costs, we may not be able to increase our product prices in a timely manner or sufficiently to offset increased commodity costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Higher product prices could potentially lower demand for our product and decrease volume. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, the performance of operating divisions and economic conditions of capital markets, or circumstances related to the COVID-19 global pandemic. If we are unable to increase liquidity through mortgaging real estate, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. With the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of COVID-19 on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

Cash flows used in operating activities:

	October 28, 2022 (52 Weeks)	October 29, 2021 (52 Weeks)

Net income (loss)	$45,066	$(5,503)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,682	6,669
Provision for losses on accounts receivable	57	125
(Reduction in) provision for promotional allowances	(98)	319
Gain on sale of property, plant and equipment	(57,745)	(504)
Deferred income taxes, net	5,070	1,063
Operating assets and liabilities	(6,862)	(8,161)
Net cash used in operating activities	$(7,830)	$(5,992)

For the fifty-two weeks ended October 28, 2022, net cash used in operating activities was $7,830, an increase of $1,8380 compared to the fifty-two weeks ended October 29, 2021. The increase in net cash used in operating activities primarily relates to a gain on sale of property, plant and equipment of $57,745, an increase in accounts receivable of $10,116 and an increase in inventory of $3,762, partially offset by a decrease in refundable income taxes of $4,955 and an increase in deferred taxes of $5,070. During fiscal year 2022, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 83 days for the fifty-two weeks ended October 28, 2022, and 74 days for the fifty-two weeks ended October 29, 2021.

For the fifty-two weeks ended October 29, 2021, net cash used in operating activities was $5,992. The result was primarily related to an increase in inventory of $7,475 and net loss of $5,503 partially offset by a decrease in refundable income taxes and deferred taxes. During fiscal year 2021, we did not contribute towards our defined benefit pension plan.

Cash flows provided by (used in) investing activities:

	October 28, 2022 (52 Weeks)	October 29, 2021 (52 Weeks)
Proceeds from sale of property, plant and equipment	$60,115	$520
Changes in escrow balance	-	(750)
Additions to property, plant and equipment	(3,770)	(6,239)
Net cash provided by (used in) investing activities	$56,345	$(6,469)

Expenditures for property, plant and equipment include the acquisition of equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. In general, we capitalize the cost of additions and improvements and expense the cost for repairs and maintenance. We received $60,000 in gross proceeds on June 1, 2022, from the closing of the real estate transaction for the Green Street Property, pursuant to the terms of the CRG Purchase Agreement. We may also capitalize costs related to improvements that extend the life, increase the capacity, or improve the efficiency of existing machinery and equipment. Specifically, capitalization of upgrades of facilities to maintain operating efficiency include acquisitions of machinery and equipment used on packaging lines and refrigeration equipment used to process food products.

The table below highlights the additions to property, plant and equipment for the fifty-two weeks ended:

	October 28, 2022 (52 Weeks)		October 29, 2021 (52 Weeks)
Building improvements	$		$61
Furniture and fixture		26	94
Temperature control		7	31
Processing equipment		711	5,586
Packaging lines		545	348
Vehicles for sales and/or delivery		808	1,288
Quality control and communication systems			43
Computer software and hardware		29	18
Forklifts		5	9
Change in projects in process		1,639	(1,239)
Additions to property, plant and equipment		$3,770	$6,239

Expenditures for additions to property, plant and equipment during the fifty-two weeks ended October 28, 2022, include projects in process of $212 related to the new facility in Chicago.

Cash flows (used in) provided by financing activities:

	October 28, 2022 (52 Weeks)	October 29, 2021 (52 Weeks)
Payment of capital lease obligations	$(400)	$(538)
Proceeds from bank borrowings	6,000	12,000
Repayments of bank borrowings	(38,157)	(4,053)
Net cash (used in) provided by financing activities	$(32,557)	$7,409

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we were authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of the end of fiscal year 2022, 120,113 shares remained authorized for repurchase under the program.

The Company leases three long-haul trucks pursuant to six-year leases that expire in 2025. Amortization of equipment under capital lease was $75 in 2022. The Company also leased one long-haul truck for $40 during fiscal year 2021, and that lease term is two years.

The following table reflects major components of our line of credit and borrowing agreements as of October 28, 2022 and October 29, 2021.

	October 28, 2022	October 29, 2021

Revolving credit facility	$-	$12,000
Equipment notes:
3.70% note due 12/21/26, out of lockout 12/23/21	-	2,901
3.29% note due 03/05/27, out of lockout 03/06/22	-	5,951
3.68% note due 04/16/27, out of lockout 04/17/22	4,913	5,888
SOFR plus 2.00% bridge loan due 03/01/23	-	10,329
Total debt	4,913	37,069
Less current debt	(1,089)	(1,065)
Total long-term debt	$3,824	$36,004

Revolving Credit Facility

We maintain a revolving line of credit with Wells Fargo that extends through March 1, 2023. As of year-end October 29, 2021, under the terms of this line of credit, we could borrow up to $15,000 at an interest rate equal to the bank’s prime rate or LIBOR plus 2.0%. The line of credit has an unused commitment fee of 0.25% of the available loan amount. The line of credit is presented under non-current liabilities in the consolidated balance sheets. On December 1, 2021, Wells Fargo expanded our line of credit to $25,000 through June 15, 2022, at which time the credit limit returned to $15,000 for the balance of the term. Under the terms of this line of credit, we may borrow up to $15,000 at an interest rate equal to the bank’s prime rate or secured overnight financing rate (“SOFR”) plus 2.0%. The former benchmark interest rate of LIBOR for our line of credit has been transitioned to SOFR which could impact the cost of credit and alter the value of debt and loans. We borrowed $2,000 under this line of credit on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021, and $2,000 on December 26, 2021, and $2,000 on January 24, 2022, for a combined total of $18,000. The revolving line of credit with Wells Fargo was paid off on June 7, 2022, using $18,000 in proceeds from the sale of the Green Street Property.

Equipment Notes Payable

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo on each of; April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”). Pursuant to the Wells Fargo Loan Agreements, we owe the amounts as stated in the table above.

Bridge Loan

On August 30, 2021, we entered into a loan commitment note for a bridge loan of up to $25,000 to obtain capital to pay off the existing equipment loans as they come out of the lock out period and may be repaid (dates detailed in the table above). The outstanding principal balances of the bridge loan became due and payable in full on the earlier of the following dates (1) August 31, 2023, or (2) one Federal Reserve business day after the closing of the real estate transactions contemplated under the CRG Purchase Agreement. We repaid $18,653 in equipment loans (equipment loans 4.13%, 3.98%, 3.70% and 3.29% in the table above) utilizing proceeds from the new bridge loan. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not incur any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial. We repaid and terminated the bridge loan and related loan commitment note on June 2, 2022, using $18,653 in proceeds from the sale of the Green Street Property pursuant to the CRG Purchase Agreement.

Loan Covenants

The Wells Fargo Loan Agreements contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. Material financial covenants are listed below and the capitalized terms are defined in the Agreements:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than 0.85 to 1.0 at each fiscal quarter end,
●	Net Income After Taxes not less than $500 on a quarterly basis, and
●	Capital Expenditures less than $5,000.

As of October 28, 2022, the Company was in compliance with all covenants under the Wells Fargo Loan Agreements.

Aggregate contractual maturities of debt in future fiscal years are as follows as of October 28, 2022:

Fiscal Years	Debt Payable
2023	$1,089
2024	$1,041
2025	$1,081
2026	$1,121
2027-2028	$588

Impact of Inflation

Our operating results are heavily dependent upon the prices paid for raw materials. The marketing of our value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. All of our operating segments have been impacted by inflation, including higher costs for labor, freight, and specific materials. We expect this trend to continue through fiscal year 2023. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for fiscal year 2023. However, future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements within the meaning of Item 303(b) of Regulation S-K.

Contractual Obligations

Except as described above, we had no other debt or other contractual obligations within the meaning of Item 303(b) of Regulation S-K, as of October 28, 2022.

Our expected future liability related to construction of the new Chicago processing facility is approximately $125 as of October 28, 2022.

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

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation and under the supervision of our Chairman of the Board and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on this evaluation, the Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to the material weakness in our internal control over financial reporting related to the Company’s failure to timely report to accounting a change in lease terms from a month-to-month lease to a five-year term lease. Management has implemented remediation steps to improve our internal control over financial reporting and believes the issue has been remediated as of the date of this Report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Such control only provides reasonable assurance with respect to the financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of internal control over financial reporting as of October 28, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework (2013) and related illustrative documents as an update to Internal Control-Integrated Framework (1992). Based on its assessment and these criteria, management determined that we did not maintain effective internal control over financial reporting as of October 28, 2022 due to a material weakness in our internal control over financial reporting related to the failure to timely report to accounting a change in lease terms from a month-to-month lease to a five-year term lease. A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness warranted the attention of the audit committee and those charged with governance.

Management has implemented remediation steps to improve our internal control over financial reporting, including modifying the design of the related internal controls to include verbal communication with plant managers on a quarterly basis, and expanding notification to Operating Committee members for feedback on any additional information on new contractual arrangements for revenue, leases or other types of agreements impacting accounting. In the case of the lease misstatement, we believe the failure to notify management was a one-time oversight and not indicative of a pattern or continuing weakness in the proper functioning of the controls. We believe that the issue has been remediated as of the date of this Report. All misstatements were corrected and properly reported as of October 28, 2022.

Management has concluded that this material weakness has no impact on earnings, earnings per share, or material trends or uncertainties that are reasonably likely to have a material effect on our financial results. Management further concludes that the existence of this material weakness does not impact any of its prior conclusions regarding the effectiveness of our disclosure controls and procedures.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors

The following table and biographical summaries set forth, with respect to each director serving as of January 26, 2022, his or her age, his or her principal occupation and the year in which he or she first became a director of the Company. The directors of the Company are elected annually to serve until the next annual meeting of the shareholders or until their respective successors are elected and duly qualified.

Name	Age	Principal Occupation	Year First Became a Director
William L. Bridgford	68	Vice President and Chairman of the Executive Committee (1)(4)	2004
Allan L. Bridgford, Sr.	87	Retired Vice President and Chairman of the Executive Committee (1)(4)	1957
Todd C. Andrews	57	Retired Vice President and Controller of Public Storage (2)(3)(4)	2004
Raymond F. Lancy	69	Vice President and Treasurer (4)	2013
Keith A. Ross	60	Real Estate Consultant (4)	2016
Mary Schott	61	Financial Executive Services Consultant (2)(3)(4)	2019
D. Gregory Scott	66	Managing Director of Peak Holdings, LLC (2)(3)(4)	2006
John V. Simmons	67	Vice President and Member of the Executive Committee (4)	2011

(1)	William L. Bridgford is the nephew of Allan L. Bridgford, Sr. and the father of Michael W. Bridgford.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.
(4)	Member of the Nominating Committee.

Directors and Executive Officers

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

Allan L. Bridgford, Sr.

Allan L. Bridgford, Sr. served as Vice President and Chairman of the Executive Committee from 2011 until his retirement from employment effective October 29, 2021. Mr. Bridgford retired from the Board in October 2011 and was reappointed to the Board in August 2019. He previously served as Senior Chairman of the Board from March of 2006 to October of 2011. From March of 1995 through March of 2006, Mr. Bridgford served as Chairman of the Board. He has been an employee of the Company since 1957, and reduced his work schedule to 80% in March of 2000, 60% in March of 2005 and 50% in November 2014. Mr. Bridgford’s base compensation was reduced by the same percentage as his regular work schedule reduction. Mr. Bridgford has also served as a member of the Executive Committee since 1972. He is a graduate of Stanford University with a degree in Economics.

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

Raymond F. Lancy

Raymond F. Lancy has served as Treasurer of the Company for more than the past five years. He has also served as Chief Financial Officer from 2003 to October 2022, and as a member of the Executive Committee since 2001 to October 2022, and Vice President since 2001. Mr. Lancy is a Certified Public Accountant (inactive) and worked for ten years as an auditor at PricewaterhouseCoopers LLP. He earned a Bachelor of Science degree with a major in Administration with high honors from California State University, San Bernardino.

Mr. Lancy has extensive knowledge and experience in the areas of finance and management developed at PricewaterhouseCoopers LLP and as an employee of the Company since July of 1992 and as Chief Financial Officer from 2003 to October 2022. The Board believes these skills and experiences qualify him to serve as a member of the Board. Effective October 28, 2022, Cindy Matthews-Morales succeeded Mr. Lancy as Chief Financial Officer and Mr. Lancy was appointed Vice President and Treasurer. Mr. Lancy plans to fully retire on February 1, 2023. The Company has executed a consulting agreement with Mr. Lancy in case there is a need for his services or for special projects after his retirement. Mr. Lancy will remain on the Board of Directors for the upcoming term in 2023.

Keith A. Ross

Keith A. Ross is President of KR6, Inc., a commercial real estate consultant and continues as founder/principal of Centra Realty Corporation (discussed below). From August 2013 to 2018, Mr. Ross served as Executive Vice President of CT Realty, or CTR, a real estate investment, development and management company based in Newport Beach, California. At CTR, Mr. Ross oversaw all development and was responsible for sourcing, evaluating, and closing on all commercial development opportunities. In addition, Mr. Ross served on CTR’s Executive Committee and Investment Committee. CTR was founded in 1994 and together with its affiliates and principals has developed, acquired and managed over $8 billion in industrial and office properties. Prior to joining CTR, from June 2009 to January 2014, Mr. Ross was Founder, President and CEO of Peligroso Spirits which sold to Diageo in London (the world’s largest spirits company). From 2001 to present, Mr. Ross acts as Founder and Principal of Centra Realty Corporation, ranked as one of the most active real estate development companies in Orange County, California, where he oversees the company’s land acquisitions, capital raises of both equity and debt, architectural design, engineering, construction and sales/leasing efforts.

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

Identification of Executive Officers

The names, ages, and positions of all our executive officers as of January 26, 2023, are listed below. Additionally, biographical summaries for executive officers who are not directors are set forth below. Officers are normally appointed annually by the Board of Directors at their meeting immediately following the annual meeting of shareholders. Five executive officers are full-time employees of our company. Raymond F. Lancy reduced his work schedule to 60% as of October 29, 2022. There are no agreements or understandings pursuant to which any of the executive officers was or is selected to serve as an executive officer.

Name	Age	Position(s) with our company
William L. Bridgford (1)(2)(3)	68	Vice President and Chairman of the Executive Committee
John V. Simmons (4)	67	Vice President and Member of the Executive Committee
Raymond F. Lancy(5)	69	Vice President and Treasurer
Michael W. Bridgford (2)(3)	41	Chairman of the Board and Member of the Executive Committee
Baron R. H. Bridgford II (4)(6)	40	President and Member of the Executive Committee
Cindy Matthews-Morales (5)	52	Chief Financial Officer, Secretary and Member of the Executive Committee

(1)	William L. Bridgford is the nephew of Allan L. Bridgford, Sr., a director.
(2)	Effective October 30, 2021, Michael W. Bridgford succeeded William L. Bridgford as Chairman of the Board and was also appointed as a member of the Executive Committee. Effective the same date, William L .Bridgford was appointed as Vice President and Chairman of the Executive Committee.
(3)	Michael W. Bridgford is the son of William L. Bridgford.
(4)	Effective October 30, 2021, Baron R.H. Bridgford II succeeded John V. Simmons as President of the Company and was also appointed as a member of the Executive Committee. Effective the same date, John V. Simmons was appointed Vice President and will continue serving as a member of the Executive Committee.
(5)	Effective October 28, 2022, Cindy Matthews-Morales succeeded Raymond F. Lancy as Chief Financial Officer and Raymond F. Lancy was appointed Vice President and Treasurer. Raymond F. Lancy plans to fully retire on February 1, 2023 and will continue to serve as a director.
(6)	Baron R.H. Bridgford II is the cousin of William L. Bridgford and Michael W. Bridgford and great nephew of Allan L. Bridgford Sr.

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

Baron R. H. Bridgford II

Baron R. H. Bridgford II is serving his second year as President of the Company and member of the Executive Committee. He previously served as Vice President of the Chicago Meat Snack division from 2008 to 2021 and works closely in the Chicago plant with his father, Baron Bridgford Sr., and brothers, Brian and Richard Bridgford. Mr. Bridgford earned a Bachelor of Science in Business Administration from the University of Colorado.

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

Cindy Matthews-Morales

Cindy Matthews-Morales is serving her first year as Chief Financial Officer of the Company and member of the Executive Committee. She previously served as Controller from 2000 to 2022. Ms. Matthews-Morales earned a Master of Business Administration with a concentration in Accounting from California State University, Fullerton.

Ms. Matthews-Morales has extensive knowledge in accounting, cash management and financial competency as well as a strong understanding of Company operations. The Board believes these skills and experiences qualify her to serve as Chief Financial Officer.

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

Code of Ethics

The Company adopted a code of ethics that is applicable to, among other individuals, its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and posted the code of ethics on its website at www.bridgford.com (and designated therein as the Code of Conduct - Governance). Any amendment or waiver to the Company’s code of ethics that applies to its directors or executive officers will be posted on its website or in a report filed with the SEC on Form 8-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Overview

This section provides information regarding the compensation paid to the Company’s “named executive officers” or “NEOs,” all of whom are members of the Executive Committee during the respective fiscal years stated below. The Company has historically been and continues to be principally managed by the Executive Committee. The Executive Committee, as a unit, serves as the Company’s “Chief Executive Officer.” For fiscal year 2022, the Executive Committee consisted of the following five members:

●	William L. Bridgford, Vice President and Chairman of the Executive Committee
●	Michael W. Bridgford, Chairman of the Board (Principal Executive Officer)
●	Baron R.H. Bridgford II, President
●	John V. Simmons, President
●	Raymond F. Lancy, Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)

For fiscal year 2023, the Executive Committee consists of the following six members (five members upon Mr. Lancy’s retirement on February 1, 2023):

●	William L. Bridgford, Vice President and Chairman of the Executive Committee
●	Michael W. Bridgford, Chairman of the Board (Principal Executive Officer)
●	Baron R.H. Bridgford II, President
●	John V. Simmons, Vice President
●	Raymond F. Lancy, Vice President and Treasurer
●	Cindy Matthews-Morales, Chief Financial Officer and Secretary (Principal Financial Officer)

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

Compensation Philosophy and Objectives

The core of the Company’s executive compensation philosophy is to pay for performance. To that end, incentive bonus programs are in place each year to reward excellent executive performance based upon the achievement of profit objectives by business units and the Company’s overall profitability based on pretax income, thus stimulating all executives to assume broad responsibility for the Company’s overall financial welfare and financial performance.

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

Role of the Compensation Committee

The compensation of all NEOs and other executive officers is determined by the Compensation Committee. The Compensation Committee met one time during fiscal year 2022. The primary responsibilities of the Compensation Committee include, without limitation, the following:

●	Determine the compensation of the members of the Executive Committee, after taking into account the Board’s assessment of the performance of the Executive Committee, as well as any other executive officers of the Company.
●	Determine the compensation of the Chairman of the Board and the other directors of the Company.
●	Assess the performance of the executive officers of the Company other than the members of the Executive Committee (whose performance is assessed by the Board).
●	Review and make recommendations to the Board regarding the Company’s compensation policies and philosophy.
●	Review and make recommendations to the Board with respect to the employment agreements, severance agreements, change of control agreements and other similar agreements between the Company and its executive officers.
●	Administer the Company’s equity incentive plans, including the review and grant of stock option and other equity incentive grants.
●	Review and discuss the Compensation Discussion and Analysis (“CD&A”) section of the Company’s annual proxy statement with management and recommend to the Board that the CD&A be included in the Company’s proxy statement as required.
●	Produce an annual report on executive compensation for inclusion in the Company’s proxy statement.
●	As requested by Company management, review, consult and make recommendations and/or determinations regarding employee compensation and benefit plans and programs generally, including employee bonus and retirement plans and programs.
●	Assist the Board and management in developing and evaluating potential candidates for executive officer positions.
●	Advise the Board in its succession-planning initiatives for the Company’s executive officers and other senior officers.

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

For fiscal year 2022, the Compensation Committee set a base salary of $5,713 per week for each Executive Committee member, reduced on a pro-rata basis for any member working less than a full-time schedule. This base salary amount is unchanged compared to fiscal year 2021.

Discretionary Cash Bonuses

The Company’s policy is to make a significant portion of each NEO’s total compensation contingent upon the Company’s financial performance. The Compensation Committee believes that the payment of cash bonuses based on the Company’s financial success allows the Company to offer a competitive total compensation package despite relatively lower base salaries, while aligning a significant portion of executive compensation with the achievement of positive Company financial results. However, while the payment of these cash bonuses to the NEOs is generally correlated with the achievement of positive Company financial results, there are no specific performance targets communicated to the NEOs in advance, and the bonuses are ultimately paid at the discretion of the Compensation Committee after receiving input from the Chairman of the Board. For the fiscal year ended October 28, 2022, discretionary bonuses were awarded to the members of the Company’s Executive Committee as disclosed in detail in the Summary Compensation Table.

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

Non-Qualified Deferred Compensation

Effective January 1, 1991, the Company adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contributed a portion of their annual compensation to the plan. The Company contributed an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. The purpose of the plan was to provide tax planning and supplemental funds upon retirement or death for certain selected employees and to aid in retaining and attracting employees of exceptional ability. Separate accounts are maintained for each participant to properly reflect his or her total vested account balance. No contributions or salary deferrals have been made in the past ten years.

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

The Company provides post-retirement healthcare benefits for certain executives and their spouses (who are within fifteen years of age of the employee) who have reached normal retirement age. This coverage is secondary to Medicare. Coverage for spouses continues upon the death of the employee. The maximum benefit under the plan is $100,000 per year per retiree. The combined loss on this plan was $3,000 and $12,000 during fiscal year 2022 and 2021, respectively, for all active and retired participants.

The Company paid life and disability insurance premiums on policies for John V. Simmons under which he is the named owner and beneficiary. No further premiums are due on these policies.

Employment Agreements

The Company currently does not have any employment agreements with any of its NEOs. However, on August 12, 2019, the Company entered into a consulting agreement with Allan L. Bridgford, Sr., pursuant to which the Company has engaged Mr. Bridgford to provide consulting services to the Company, which commenced effective October 30, 2021 upon his retirement from employment with the Company on October 29, 2021. Under the terms of the consulting agreement, Mr. Bridgford will provide to the Company consulting services, including, but not limited to, business development and strategic partnering, commencing on the date of his retirement and until such agreement is terminated by either party upon at least thirty (30) days’ notice to the other party. Mr. Bridgford will be compensated at a rate of $20,833.33 per month and will be reimbursed for all reasonable out of pocket expenses incurred in rendering such services. Upon the retirement of Raymond F. Lancy anticipated on February 1, 2023, the Company will enter into a consulting agreement to provide as needed consulting services to the Company.

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

Tax and Accounting Implications

The Compensation Committee is responsible for considering the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which in fiscal year 2022 provided that it could not deduct compensation of more than $1,000,000 that is paid to its executive officers. The Company believes that the compensation paid under the current management incentive programs is fully deductible for federal income tax purposes. In certain situations, the Compensation Committee may approve compensation that will not meet the requirements for deductibility in order to ensure competitive levels of compensation for its executives and to meet its obligations under the terms of various incentive programs. However, the issue of deductibility has not come before the Compensation Committee in recent years and is not expected to be a concern for the foreseeable future.

Summary Compensation Table

The table below provides summary information concerning cash and certain other compensation paid to or accrued for the Company’s NEOs during fiscal years 2022 and 2021, respectively. Each of the NEOs named below were also members of the Executive Committee during the referenced periods, which Committee acts in the capacity of Chief Executive Officer of the Company. See “Compensation Discussion and Analysis” for further discussion of compensation arrangements pursuant to which the amounts listed in the table below were paid or awarded and the criteria for such payment or award.

Name and Principal Position	Year	Base Salary($)(1)	Bonus($)	Stock Awards($)(2)	Option Awards($)(3)	Non-Equity Incentive Plan Compensation($)(4)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings($)(5)	All Other Compensation($)(6)	Total($)
Allan L. Bridgford	2022	-	-	-	-	-	-	-	-
Sr. Vice President	2021	148,525	____-	-	-	-	-	8,000	156,525
William L. Bridgford	2022	297,050	153,392	-	-	-	-	19,600	470,042
Vice President (formerly Chairman of the Board)	2021	297,050	-	-	-	-	-	19,600	316,650
John V. Simmons	2022	297,050	153,392	-	-	-	-	19,600	470,042
Vice President (formerly President)	2021	297,050	-	-	-	-	9,351	19,600	326,001
Raymond F. Lancy	2022	237,640	122,714	-	-	-	-	19,600	379,954
Chief Financial Officer	2021	297,050	-	-	-	-	-	19,600	316,650
Michael W. Bridgford	2022	297,050	153,392	-	-	-	-	19,600	470,042
Chairman of the Board	2021	-	-	-	-	-	-	-	-
Baron R. Bridgford II	2022	297,050	153,392	-	-	-	-	19,600	470,042
President	2021	-	-	-	-	-	-	-	-

(1)	Fiscal years 2022 and 2021 were each 52 weeks.
(2)	The Company did not grant any stock awards to any of the NEOs during fiscal years 2022 or 2021.
(3)	The Company did not grant any option awards to any of the NEOs during fiscal years 2022 or 2021.
(4)	The Company did not utilize any non-equity incentive plans in order to pay compensation to its NEOs in fiscal years 2022 or 2021. While it is the Company’s policy to provide each of the NEOs with an opportunity to earn cash bonuses that are correlated with the Company’s financial performance, the payment of the bonuses is ultimately subject to the discretion of the Compensation Committee. See “Compensation Discussion and Analysis – Total Compensation for Executive Officers – Discretionary Cash Bonuses.”
(5)	This column includes the aggregate positive change in actuarial present value of each NEO’s accumulated benefit under all defined benefit and supplemental pension plans. In accordance with SEC rules, to the extent the aggregate change in present value of all defined benefit and supplemental pension plans for a particular fiscal year would have been a negative amount, the amount has instead been reported as $0 and the aggregate compensation for the NEO in the “Total” column has not been adjusted to reflect the negative amount. In addition, to the extent that the change in present value of any particular defined benefit or supplemental pension plan for a particular year was a negative amount, the negative amount has not been used to offset the positive change in present value associated with the other applicable defined benefit or supplemental pension plans. The aggregate change in the present value of the non-qualified deferred compensation plan and pension and retirement benefits for the NEOs in fiscal years 2022 and 2021 was as follows: (i) for fiscal year 2022, Allan L. Bridgford, Sr. (-$45,148), William L. Bridgford (-$238,754), John V. Simmons (-$212,407), and Raymond F. Lancy (-$156,832), and (ii) for fiscal year 2021, Allan L. Bridgford, Sr. (-$45,148), William L. Bridgford (-$47,388), John V. Simmons ($9,351), and Raymond F. Lancy (-$32,336).
(6)	Consists of matching contributions of the Bridgford Foods Retirement Savings 401(k) plan made by the Company on behalf of each of the NEO’s, except Allan L. Bridgford, Sr. and an $8,000 payment to offset the negative impacts arising from the cancellation of supplemental executive health benefits. In addition, in fiscal year 2021, the amounts included matching contributions to the Bridgford Foods Retirement Savings 401(k) plan made by the Company on behalf of each of the NEOs, except Allan L. Bridgford, Sr., and an $8,000 payment to offset the negative impacts arising from the cancellation of supplemental executive health benefits.

Narrative to Summary Compensation Table

See “Compensation Discussion and Analysis” for further discussion of compensation arrangements pursuant to which amounts listed under the Summary Compensation Table were paid or awarded and the criteria for such payment or award.

Grants of Plan-Based Awards

There were no stock options, restricted stock, restricted stock units or equity or non-equity-based performance awards granted to the Company’s NEOs during fiscal years 2022 or 2021. The Company’s 1999 Stock Incentive Plan expired by its own terms on April 29, 2009, and no additional stock options or restricted stock may be granted thereunder.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding options or stock awards held by any NEOs as of October 28, 2022.

Option Exercises and Stock Vested

There were no shares acquired upon the exercise of stock options or vesting of stock awards by any NEOs during fiscal years 2022 or 2021.

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

Disability Benefits: A disability benefit is the accrued pension credited to a participant as of the date of disability.

The years of credited service, present value of accumulated plan benefits and payments made during the fiscal year were as follows:

For the Fiscal Year ended October 28, 2022:

Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Fiscal Year
Allan L. Bridgford, Sr.	52	$633,669		$88,661
William L. Bridgford	49	$657,686	$	_
John V. Simmons	43	$565,012	$	_
Raymond F. Lancy	30	$447,623	$	_

(1)	The assumed discount rate used was 5.44% to compute the present value of the accumulated benefit. The Pri-2012 Total Dataset Mortality Table with MP- 2021 Scaling was used and an expected return on assets of 7.00% was assumed.

For the Fiscal Year ended October 29, 2021:

Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Fiscal Year
Allan L. Bridgford, Sr.	52	$745,626	$85,251
William L. Bridgford	48	$896,440	$—
John V. Simmons	42	$777,419	$—
Raymond F. Lancy	29	$604,456	$—

(1)	The assumed discount rate used was 2.58% to compute the present value of the accumulated benefit. The Pri-2012 Total Dataset Mortality Table with MP-2020 Scaling was used and an expected return on assets of 7.00% was assumed.

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

Disability Benefits: A disability benefit is the vested percentage of SERP benefit credited to a participant as of the date of disability.

The present value of accumulated plan benefits and payments made during the fiscal year were as follows:

For the Fiscal Year ended October 28, 2022:

Name	Present Value of Accumulated Benefit (1)		Payments During Last Fiscal Year
Allan L. Bridgford, Sr.	$	_	$	_
William L. Bridgford		$2,074,456	$	_
John V. Simmons	$	_	$	_
Raymond F. Lancy		$2,074,456	$	_

(1)	A 5.44% discount rate was used to compute the present values.

For the Fiscal Year ended October 29, 2021:

Name	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
Allan L. Bridgford, Sr.	$—	$—
William L. Bridgford	$2,496,035	$—
John V. Simmons	$—	$—
Raymond F. Lancy	$2,496,035	$—

(1)	A 2.58% discount rate was used to compute the present values.

The following table estimates the present value of SERP benefits under different employment termination scenarios as of October 28, 2022:

Name	Present Value of Benefit Upon Voluntary Termination of Employment (1)		Present Value of Benefit if Disabled (1)		Present Value of Benefit Upon Death(1)			Present Value of Benefit Upon Involuntary Termination of Employment due to Sale/Merger/ Acquisition (1)
Allan L. Bridgford, Sr.	$	_	$	_	$		_	$	_
William L. Bridgford (2)		$2,074,456		$2,074,456		$2,074,456			$2,074,456
John V. Simmons	$	_	$	_	$		_	$	_
Raymond F. Lancy (2)		$2,074,456		$2,074,456		$2,074,456			$2,074,456

(1)	In each scenario above, the benefit amount shown is calculated on October 28, 2022. A 5.44% discount rate was used to compute the present values. In the case of a voluntary termination, the participant shall be entitled to the vested portion of any such early retirement benefit but shall not commence receipt of such early retirement benefit until the commencement date following the date the participant would have attained the early retirement date had the participant remained employed by the Company. Upon a finding that the participant (or, after the participant’s death, a beneficiary) has suffered an unforeseeable emergency, the Committee may at the request of the participant or beneficiary, and subject to compliance with Internal Revenue Code Section 409A, accelerate distribution of benefits under the SERP in the amount reasonably necessary to alleviate such unforeseeable emergency.

(2)	Death benefits for William L. Bridgford and Raymond F. Lancy are paid in the form of a monthly annuity. The actual payment amount for William L. Bridgford and Raymond F. Lancy would be determined using a discount rate similar to the rate required for qualified plans. The rate assumed for these estimates is 5.44%.

The following table estimates future SERP payments under different termination scenarios as of October 28, 2022:

Name	Payment Upon Voluntary Termination of Employment	Payment if Disabled (1)	Death Benefit from Plan (2)	Involuntary Termination of Employment Due to Sale/Merger/ Acquisition
Allan L. Bridgford, Sr.	—	—	—	—
William L. Bridgford	$16,666.67 per month for 180 months beginning on 10/28/22	$16,666.67 per month for 180 months commencing after disability	$16,666.67 per month for 180 months beginning just after death	Lump Sum payment due at termination of $2,074,456
John V. Simmons	—	—	—	—
Raymond F. Lancy	$16,666.67 per month for 180 months beginning on 10/28/22	$16,666.67 per month for 180 months commencing after disability	$16,666.67 per month for 180 months beginning just after death	Lump Sum payment due at termination of $2,074,456

(1)	Disability amount is decreased by any Company paid disability insurance policies, Social Security disability benefits, or other Federal or State disability programs. In the case of a voluntary termination, the participant shall be entitled to the vested portion of any such early retirement benefit but shall not commence receipt of such early retirement benefit until the commencement date following the date the participant would have attained the early retirement date had the participant remained employed by the Company. Upon a finding that the participant (or, after the participant’s death, a beneficiary) has suffered an unforeseeable emergency, the Committee may at the request of the participant or beneficiary, and subject to compliance with Internal Revenue Code Section 409A, accelerate distribution of benefits under the SERP in the amount reasonably necessary to alleviate such unforeseeable emergency.

(2)	Assumes death on October 28, 2022. The discount rate used to calculate the lump sum amount is 5.44%.

See “Compensation Discussion and Analysis – Total Compensation for Executive Officers — Pension and Retirement Benefits” for further discussion of the pension benefits contained in the tables above.

Non-Qualified Deferred Compensation

The table below provides information concerning deferred compensation plan benefits for each NEO during the fiscal year ended October 28, 2022.

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

The following table estimates the present value of non-qualified deferred compensation benefits under different employment termination scenarios as of October 28, 2022:

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

Director Compensation

The following table summarizes the total compensation paid and accrued by the Company to directors who were not employees during fiscal year 2022. Directors who were employees did not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Todd C. Andrews	$27,200	$—	$—	$—	$—	$—		$27,200
Keith A. Ross	$20,540	—	—	—	$—	$4,960	(1)	$25,500
D. Gregory Scott	$24,620	$—	$—	$—	$—	$—		$24,620
Mary Schott	$30,130	$—	$—	$—	$—	$—		$30,130

(1)	Consists of $4,960 paid to Keith A. Ross for consulting services rendered to the Company. See Item 13. Certain Relationships and Related Transactions, and Director Independence for further details.

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

The directors are not paid an annual retainer for their service on the Board. Instead, each non-employee director was paid $2,480 for each of the first two Board meetings attended during fiscal year 2022 and $2,580 for each subsequent Board meeting attended in fiscal year 2022. Members of the Audit Committee were paid $350 to $550 for each Audit Committee meeting attended in fiscal year 2022 depending on the length of the meeting. Directors were not paid any additional compensation for their service on the Nominating Committee in fiscal year 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of January 26, 2023, by each shareholder known by the Company to be the beneficial owner of more than 5% of the Company’s common stock, by each director and nominee for director, by each executive officer named in the Summary Compensation Table and by all executive officers and directors as a group. The information as to each person or entity has been furnished by such person or group.

Amount and Nature of Shares Beneficially Owned

Name and Address of Beneficial Owner(1)	Sole Voting and Investment Power	Shared Voting and Investment Power(2)	Total Beneficially Owned(3)	Percentage of Outstanding Shares Beneficially Owned(3)
Bridgford Industries Incorporated 1707 Good-Latimer Expressway Dallas, TX 75226	7,156,396	—	7,156,396	78.8%
Allan L. Bridgford, Sr.	155,882	7,156,396	7,312,278	80.6%
Baron R.H. Bridgford	1,654	7,156,396	7,158,050	78.9%
William L. Bridgford	7,461	7,156,396	7,163,857	78.9%
Michael W. Bridgford	—	7,156,396	7,156,396	78.8%
Baron R.H. Bridgford II	—	7,156,396	7,156,396	78.8%
Raymond F. Lancy	242	—	242	*
John V. Simmons	363	—	363	*
Todd C. Andrews	200	—	200	*
D. Gregory Scott	4,246	—	4,246	*
Keith A. Ross	—	—	—	*
Mary Schott	—	—	—	*
All directors and executive officers as a group (11 persons)	7,326,444	7,156,396	7,326,444	80.7%

*	Represents ownership of less than one percent (1%) of the outstanding shares.

(1)	Unless otherwise indicated, the address of such beneficial owner is the Company’s principal executive offices, which are located at 1707 South Good-Latimer Expressway, Dallas, Texas 75226.

(2)	Represents shares beneficially owned by Bridgford Industries Incorporated, a Delaware corporation (“BII”) as reported on Amendment No. 1 to Schedule 13D filed with the SEC on February 7, 2017. Other than ownership of these shares, BII does not presently have any significant business or assets. Allan L. Bridgford, Sr., William L. Bridgford, Baron R.H. Bridgford, Michael W. Bridgford and Baron R.H. Bridgford II presently own 18.47%, 7.77%, 9.34%, 0.58% and 0.60%, respectively, of the outstanding voting capital stock of BII. The remaining shares of BII capital stock are owned of record, or beneficially, by 32 additional members of the Bridgford family. The officers of BII jointly vote all of the Company’s shares held by BII.

(3)	Applicable percentage of ownership as of January 26, 2023, is based upon 9,076,832 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares shown as beneficially owned. Except as otherwise indicated, and subject to community property laws where applicable, to the knowledge of the Company the persons listed above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Equity Compensation Plan Information

Not applicable, as we do not have any compensation plans under which our equity securities are authorized for issuance.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Related Transactions

The Company’s general legal counsel is the son of Allan L. Bridgford, Sr. For his legal counsel, he currently is paid a fee of $2,580 for each Board of Directors meeting attended. Total fees paid for attending Board of Directors meetings were $28,180 in fiscal year 2022 and $27,280 in fiscal year 2021. In addition, legal services are performed on behalf of the Company and billed by a firm in which he is a partner. Total fees billed for legal services under this arrangement for each of fiscal years 2022 and 2021 were approximately $87,000 and $170,500, respectively.

Former director Allan L. Bridgford, Jr., son of Allan L. Bridgford, Sr., is providing consulting services to the Chicago plant and management. The contract on behalf of the Company with Allan L. Bridgford, Jr. is for consulting services at $1,200 per day. Total fees billed under this arrangement were approximately $100,800 in fiscal year 2022 and $191,000 in fiscal year 2021. Under an arrangement with Allan L. Bridgford, Jr., we accrued $100,800 in profit sharing for fiscal year 2022 and we did not accrue any profit sharing in fiscal year 2021 due to a net loss.

Director Keith A. Ross provides real-estate consulting services to the Board and management. Fees of approximately $4,960 and $5,375 were paid for consulting services in fiscal years 2022 and 2021, respectively. In connection with the closing of the sale of the Green Street Property, the Company paid $300 to KR6, Inc., an entity controlled by Keith Ross (a member of the Company’s Board of Directors).

Other than the relationships noted above, the Company is not aware of any related party transactions that would require disclosure as a related party transaction under SEC rules.

Review, Approval or Ratification of Transactions With Related Persons

The Company’s executive officers, directors, nominees for directors and principal shareholders, including their immediate family members and affiliates, are prohibited from entering into related party transactions with the Company that would be reportable under Item 404 of Regulation S-K without the prior approval of its Audit Committee (or other independent committee of the Board of Directors in cases where it is inappropriate for the Audit Committee to review such transaction due to a conflict of interest). Any request for the Company to enter into a transaction with an executive officer, director, or nominee for director, principal shareholder or any of such persons’ immediate family members or affiliates that would be reportable under Item 404 of Regulation S-K must first be presented to the Audit Committee for review, consideration and approval. In approving or rejecting the proposed agreement, the Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including but not limited to, the risks, costs, and benefits to the Company, the terms of the transactions, the availability of other sources for comparable services or products, and, if applicable, the impact on director independence. The Audit Committee shall only approve those agreements that, in light of known circumstances, are in or are not inconsistent with the Company’s best interests, as determined in good faith by the Audit Committee (or other independent committee, as applicable). The requirement for the Audit Committee to review related-party transactions (defined as those transactions required to be disclosed under Item 404 of Regulation S-K) is set forth in the Amended and Restated Audit Committee Charter, which was approved on October 11, 2021.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

Fees charged by Baker Tilly for the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q for fiscal years 2022 and 2021 were approximately $212,000 and $221,000, respectively.

Audit-Related Fees

Audit-related fees typically consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services may include consultations related to the Sarbanes-Oxley Act and consultations concerning financial accounting and reporting standards. There were no audit-related fees billed by Baker Tilly for fiscal year 2022 or fiscal year 2021.

Tax Fees

Tax fees are comprised of services that include assistance related to state tax compliance services and consultations regarding federal and state research and development tax credits. No fees were billed by Baker Tilly for tax consulting during fiscal year 2022 or fiscal year 2021.

All Other Fees

All other fees are comprised of fees for initial planning for certification of internal controls over financial reporting. No such fees were billed by Baker Tilly for fiscal year 2022 or fiscal year 2021.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES AND PERMISSIBLE NON-AUDIT

SERVICES OF INDEPENDENT ACCOUNTANTS

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. During fiscal years 2022 and 2021, the Audit Committee approved all such services rendered by its independent registered public accountants. For audit services, the independent registered public accountants provide the Audit Committee with an audit plan including proposed fees in advance of the annual audit. The Audit Committee approves the plan and fees for the audit.

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

(3) Exhibits

(a) The exhibits below are filed herewith or incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Articles of Incorporation, as amended.	10-K	000-02396	3.4	01/18/19
3.2	Amended and Restated Bylaws.	10-K/A	000-02396	3.7	02/09/18
4.1	Description of Capital Stock of the Registrant	10-K	000-02396	4.1	01/15/21
10.1*	Bridgford Foods Corporation Defined Benefit Pension Plan.	10-K	000-02396	10.1	01/18/19
10.2*	Bridgford Foods Corporation Supplemental Executive Retirement Plan.	10-K	000-02396	10.2	01/18/19
10.3*	Bridgford Foods Corporation Deferred Compensation Savings Plan.	10-K	000-02396	10.3	01/18/19
10.4*	Consulting Agreement, dated August 12, 2019, between the Registrant and Allan L. Bridgford Sr.	8-K	000-02396	10.1	08/16/19
10.5	Purchase and Sale Agreement dated March 16, 2020 between Bridgford Foods Processing Corporation and CRG Acquisition, LLC.	8-K	000-02396	10.1	03/19/20
21.1	Subsidiaries of the Registrant.	10-K	000-02396	21.1	01/15/21
24.1	Power of Attorney (included as part of the signature page).					X
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101).

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION

By:	/s/ MICHAEL W. BRIDGFORD
Michael W. Bridgford
Chairman of the Board

Date: January 26, 2023

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

Signature	Title	Date

/s/ MICHAEL W. BRIDGFORD.	Chairman of the Board (Principal Executive Officer)	January 26, 2023
Michael W. Bridgford

/s/ CINDY MATTHEWS-MORALES	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 26, 2023
Cindy Matthews-Morales

/s/ RAYMOND F. LANCY	Vice President, Treasurer and Director	January 26, 2023
Raymond F. Lancy

/s/ BARON R. H. BRIDGFORD II	President	January 26, 2023
Baron R. H. Bridgford II

/s/ ALLAN L. BRIDGFORD SR.	Director	January 26, 2023
Allan L. Bridgford Sr.

/s/ WILLIAM L. BRIDGFORD	Vice President and Director	January 26, 2023
William L. Bridgford

/s/ JOHN V. SIMMONS	Vice President and Director	January 26, 2023
John V. Simmons

/s/ TODD C. ANDREWS	Director	January 26, 2023
Todd C. Andrews

/s/ D. GREGORY SCOTT	Director	January 26, 2023
D. Gregory Scott

/s/ KEITH A. ROSS	Director	January 26, 2023
Keith A. Ross

/s/ MARY SCHOTT	Director	January 26, 2023
Mary Schott

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bridgford Foods Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation and its subsidiaries (the “Company”) as of October 28, 2022, and October 29, 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 28, 2022, and October 29, 2021, and the results of its operations and its cash flows for each of the two years in the periods ended October 28, 2022 and October 29, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Net Revenue - Reserves for Promotional Allowances

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, contracts with customers often include some form of variable consideration in the form of discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances are treated as a reduction in revenue when the related revenue is recognized and are recorded at the net estimated to be received, with updates to estimates and related accruals of promotional allowances occurring each period based on historical experience and changes in circumstances.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of management’s processes and controls over calculating the reserves for promotional allowances, including understanding relevant significant inputs and assumptions.
●	Performing substantive analytical procedures surrounding the reserves for promotional allowances by performing an independent calculation of the allowance by using historical data and assumptions.
●	Evaluating the reasonableness of key inputs and assumptions relevant to the reserve for promotional allowances, including contractual pricing and rebate arrangements with customers and historical allowance data, which were compared to source documents, and performed sensitivity analysis over key inputs and significant assumptions.
●	Testing the accuracy, completeness, validity of the underlying data used in schedules calculating the reserve for promotional allowances.
●	We considered transactions submitted by customers subsequent to year end up to the date of our auditor’s opinion.

We have served as the Company’s auditor since 2009.

/s/ Baker Tilly US, LLP

Irvine, California
January 26, 2023

BRIDGFORD FOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

October 28, 2022 and October 29, 2021

(in thousands, except share and per share amounts)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$16,333	$-
Restricted cash	-	375
Accounts receivable, less allowance for doubtful accounts of $177 and $127, respectively, and promotional allowances of $2,771 and $2,869, respectively	34,541	24,384
Inventories, net	40,533	36,771
Refundable income taxes	1,201	6,156
Prepaid expenses and other current assets	321	2,571
Total current assets	92,929	70,257

Property, plant and equipment, net of accumulated depreciation and amortization of $70,968 and $64,527, respectively	71,830	72,886
Other non-current assets	11,589	13,647
Total assets	$176,348	$156,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,658	$12,388
Accrued payroll, advertising and other expenses	7,853	6,890
Income taxes payable	224	98
Current notes payable – equipment (Note 5)	1,089	1,065
Other current liabilities	4,029	5,178
Total current liabilities	26,853	25,619

Long-term notes payable – equipment, bridge loan and revolving credit facility (Note 5)	3,824	36,004
Deferred income taxes, net	8,972	3,400
Other non-current liabilities	10,374	16,789
Total liabilities	50,023	81,812

Contingencies and commitments (Notes 3, 5 and 6)

Shareholders’ equity:
Preferred stock, without par value; Authorized - 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; Authorized - 20,000,000 shares; issued and outstanding – 9,076,832 shares	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	119,318	74,252
Accumulated other comprehensive loss	(10,425)	(16,706)
Total shareholders’ equity	126,325	74,978
Total liabilities and shareholders’ equity	$176,348	$156,790

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended October 28, 2022 and October 29, 2021

(in thousands, except share and per share amounts)

	October 28, 2022	October 29, 2021
	(52 Weeks)	(52 Weeks)

Net sales	$265,898	$240,430

Cost of products sold	193,837	189,046

Gross margin	72,061	51,384

Selling, general and administrative expenses	65,235	60,127

Gain on sale of property, plant and equipment	(57,745)	(504)

Operating income (loss)	64,571	(8,239)

Other (expense) income
Interest expense	(1,107)	(1,214)
Cash surrender value (loss) gain	(2,057)	2,171
Total other (expense) income	(3,164)	957

Income (loss) before taxes	61,407	(7,282)

Provision for (benefit on) income taxes	16,341	(1,779)

Net income (loss)	$45,066	$(5,503)

Basic earnings (loss) per share	$4.96	$(0.61)

Shares used to compute basic earnings (loss) per share	9,076,832	9,076,832

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the fiscal years ended October 28, 2022 and October 29, 2021

(in thousands)

	October 28, 2022	October 29, 2021
	(52 Weeks)	(52 Weeks)
Net income (loss)	$45,066	$(5,503)
Other comprehensive income from defined benefit plans	6,910	11,992
Other postretirement benefit plans:
Actuarial gain	1,151	352
Other comprehensive income from other postretirement benefit plans, net	1,151	352

Other comprehensive income, before taxes	8,061	12,344

Tax benefit on other comprehensive income	(1,780)	(3,109)

Change in other comprehensive income, net of tax	6,281	9,235

Comprehensive income, net of tax	$51,347	$3,732

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the fiscal years ended October 28, 2022 and October 29, 2021

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 30, 2020	9,076	$9,134	$8,298	$79,755	$(25,941)	$71,246
Net loss	-	-	-	(5,503)	-	(5,503)
Net change in defined benefit plans and other benefit plans, net of tax	-	-	-	-	9,235	9,235
Balance, October 29, 2021	9,076	$9,134	$8,298	$74,252	$(16,706)	$74,978
Net income	-	-	-	45,066	-	45,066
Net change in defined benefit plans and other benefit plans, net of tax	-	-	-	-	6,281	6,281
Balance, October 28, 2022	9,076	$9,134	$8,298	$119,318	$(10,425)	$126,325

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended October 28, 2022 and October 29, 2021

(in thousands)

	October 28, 2022	October 29, 2021
	(52 Weeks)	(52 Weeks)

Cash flows from operating activities:
Net income (loss)	$45,066	$(5,503)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,682	6,669
Provision for losses on accounts receivable	57	125
(Reduction in) provision for promotional allowances	(98)	319
Gain on sale of property, plant and equipment	(57,745)	(504)
Deferred income taxes, net	5,070	1,063
Changes in operating assets and liabilities:
Accounts receivable, net	(10,116)	(1,010)
Inventories, net	(3,762)	(7,475)
Prepaid expenses and other current assets	2,250	(1,879)
Refundable income taxes	4,955	3,361
Other non-current assets	(11)	(3,554)
Accounts payable	1,270	1,886
Accrued payroll, advertising and other expenses	963	909
Income taxes payable	126	4
Current portion of non-current liabilities	(1,880)	722
Non-current liabilities	(657)	(1,125)
Net cash used in operating activities	(7,830)	(5,992)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	60,115	520
Changes in escrow balance	-	(750)
Additions to property, plant and equipment	(3,770)	(6,239)
Net cash provided by (used in) investing activities	56,345	(6,469)
Cash flows from financing activities:
Payment of capital lease obligations	(400)	(538)
Proceeds from bank borrowings	6,000	12,000
Repayments of bank borrowings	(38,157)	(4,053)
Net cash (used in) provided by financing activities	(32,557)	7,409
Net increase (decrease) in cash and cash equivalents and restricted cash	15,958	(5,052)

Cash and cash equivalents and restricted cash at beginning of year	375	5,427
Cash and cash equivalents and restricted cash at end of year	$16,333	$375

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13,345	$148
Cash paid for interest	$1,107	$1,214
Non-cash information:
Repayment of equipment loans with bridge loan (see Note 5)	$-	$10,328

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

Subsequent events

Management has evaluated events subsequent to October 28, 2022, through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

Based on management’s review, no material subsequent events were identified that require adjustment to the consolidated financial statements or additional disclosure.

Accounts Receivable

Accounts receivables are recorded at net realizable value. The value is presented net of allowance for doubtful accounts and promotional incentives. Our accounts receivable consists mainly of trade receivables from customer sales. We evaluate the collectability of our accounts receivable based on several factors. The provision for doubtful accounts receivable is based on historical trends and current collectability risk. Our provision for doubtful accounts was $177 and $127 as of October 28, 2022, and October 29, 2021, respectively.

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

Sales to Wal-Mart® comprised 29.8% of revenues in fiscal year 2022 and 26.1% of total accounts receivable was due from Wal-Mart® as of October 28, 2022. Sales to Wal-Mart® comprised 35.7% of revenues in fiscal year 2021 and 5.5% of total accounts receivable was due from Wal-Mart® as of October 29, 2021. The increase in accounts receivable from Wal-Mart® as of October 28, 2022 versus October 29, 2021 is attributable to the Company no longer accelerating payments from Wal-Mart®. Sales to Dollar General® comprised 16.9% of revenues in fiscal year 2022 and 19.9% of total accounts receivable was due from Dollar General® as of October 28, 2022. Sales to Dollar General® comprised 14.5% of revenues in fiscal year 2021 and 35.9% of total accounts receivable was due from Dollar General® as of October 29, 2021.

COVID-19 pandemic

We have considered the impact of federal, state, and local government actions related to the global novel coronavirus pandemic (“COVID-19” or “pandemic”) on our consolidated financial statements. The business disruptions associated with the pandemic had a significant negative impact on our consolidated financial statements for the fiscal year ended October 29, 2021 and to a lesser extent for the fiscal year ended October 28, 2022. We expect these events to have future business impact, the extent of which is uncertain and largely subject to whether the severity worsens. These impacts could include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. These unknowns may subject the Company to future risks related to long-lived asset impairments, increased reserves for uncollectible accounts, price and availability of ingredients and raw materials used in our products and adjustments to reflect the market value of our inventory.

Business segments

The Company and its subsidiaries operate in two business segments - the processing and distribution of frozen foods products, and the processing and distribution of snack food products. See Note 7 for further information.

Fiscal year

We maintain our accounting records on a 52-53-week fiscal basis ending on the Friday closest to October 31. As part of the regular accounting cycle, fiscal years 2022 and 2021 included 52 weeks.

Revenues

The Company recognizes revenue for the sale of the product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment, pickup or delivery to a customer based on terms of the sale. Contracts with customers are typically short-term in nature with completion of a single performance obligation. Product is sold to foodservice, retail, institutional and other distribution channels. Products are delivered to customers primarily through our own long-haul fleet, common carrier or through a Company owned direct store delivery system. These delivery costs, $6,661 and $5,299 for fiscal years 2022 and 2021, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Shipping and handling that occurs after the customer has obtained control of the product is recorded as a fulfillment cost rather than an additional assured service. Costs paid to third party brokers to obtain contracts are recognized as part of selling expenses. Other sundry items in context of the contract are also recognized as selling expense. Any taxes collected on behalf of the government are excluded from net revenue.

We record revenue at the transaction price which is measured as the amount of consideration we anticipate to receive in exchange for providing product to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for fiscal years 2022 and 2021 were $15,762 and $12,787, respectively.

Advertising expenses

Advertising and other promotional expenses are recorded as selling, general and administrative expenses. Advertising expenses for fiscal years 2022 and 2021 were $2,603 and $2,340, respectively.

Cash and cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills. Cash equivalents totaled $16,333 as of October 28, 2022. As of October 29, 2021, the Company had a book overdraft of $469. The book overdraft was recorded as a liability in accounts payable on the Consolidated Balance Sheet. All cash and cash equivalents balance as of October 28, 2022, were held at Wells Fargo Bank N.A.

Restricted cash

The Company has no restricted cash as of October 28, 2022 and had $375 of restricted cash as of October 29, 2021.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or non-recurring basis for the fiscal years ended October 28, 2022, and October 29, 2021, except for pension plan investments.

Inventories

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any excess or obsolete inventories to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. The Company recorded a net realizable value reserve of $131 and $2,353 at October 28, 2022 and October 29, 2021, respectively, after determining that the market value on some meat products was less than the costs associated with completion and sale of the product.

Property, plant, and equipment

Property, plant, and equipment are carried at cost less accumulated depreciation. Major renewals and improvements are charged to the asset accounts while the cost of maintenance and repairs is charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is credited or charged to income. Depreciation is computed on a straight-line basis over 10 to 20 years for buildings and improvements, 5 to 10 years for machinery and equipment, and 3 to 5 years for transportation equipment. We built a processing plant from the ground up and as such have attributed long useful lives accordingly to these types of assets employed at the new facility in Chicago. The Company incurred interest costs of $1,107 for fiscal year 2022, all of which was recorded as interest expense in relation to the construction of the new facility in Chicago.

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

Finance lease assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization. The Company’s leases of long-haul trucks used in its Frozen Food Products segment qualify as finance leases. Finance lease liabilities are recorded under other liabilities. The consolidated balance sheets reflect both the current and long-term obligation. The classification as a finance or operating lease determines whether the recognition, measurement and presentation of expenses and cash flows are considered operating or financing.

Life insurance policies

We record the cash surrender value or contract value for life insurance policies as an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period. The cash surrender value is included in other non-current assets in the accompanying Consolidated Balance Sheets. Expected proceeds from life insurance are recorded under prepaid expenses and other current assets (refer to Note 2 – Composition of Certain Financial Statement Captions).

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

Stock-based compensation

We measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. We have not issued, awarded, granted, or entered into any stock-based payment agreements since April 29, 1999, and no such expense was recognized in fiscal years 2022 and 2021.

Comprehensive income or loss

Comprehensive income or loss consists of net income and additional minimum pension liability adjustments.

Recently issued accounting pronouncements and regulations

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires a lessee to recognize assets and liabilities with lease terms of more than twelve months. Both capital and operating leases are to be recognized on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, which was our first quarter of fiscal year 2020. We have analyzed all lease transactions during fiscal years 2020 and 2021 and the first and second quarters of fiscal year 2022. The Company elected not to reassess expired contracts or adjust comparative periods. The Company determined that no change to current accounting treatment is warranted for most transactions due to the underlying nature of our leases. In the case of month-to-month lease or rental agreements with terms of twelve months or less, the Company made an accounting policy election to not recognize lease assets and liabilities. The Company performed a detailed analysis and determined that there were two significant -term leases which are the leases with Hogshed Ventures, LLC and Racine Partners 4333 LLC. The accounting treatment of this lease for warehouse storage included establishing a right-of-use asset and the corresponding liability was recorded for the Company’s lease with Hogshed Ventures, LLC for property located at 40th Street in Chicago during the fourth quarter of fiscal 2020 and with Racine Partners 4333 LLC during the fourth quarter of fiscal year 2022. The application of this pronouncement resulted in additional disclosures detailing our lease arrangements. The Company adopted this guidance during the first quarter of fiscal year 2020 and it did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (ASC 326), which provides guidance on measurement of credit losses on financial instruments. This ASU adds a current expected credit loss impairment model to GAAP that is based on expected losses rather than incurred losses whereby a broader range of reasonable and supportable information is required to be utilized in order to derive credit loss estimates.  The effective date of the new guidance as amended by ASU No. 2019-10 is fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting this standard, but does not expect the adoption to have a material impact on its Consolidated Financial Statements.

NOTE 2 - Composition of Certain Financial Statement Captions:

	2022	2021
Inventories, net:
Meat, ingredients, and supplies	$10,242	$7,278
Work in process	2,432	2,911
Finished goods	27,859	26,582
	$40,533	$36,771

Prepaid expenses and other current assets
Receivable on life insurance	$-	$2,205
Prepaid insurance	79	97
Prepaid other	242	269
	$321	$2,571
Property, plant and equipment, net:
Land	$3,799	$3,908
Buildings and improvements	26,134	26,134
Machinery and equipment	97,710	96,352
Asset impairment	(46)	(46)
Capital leased trucks	553	513
Transportation equipment	9,940	9,368
Right of use assets	4,456	615
Construction in process	252	569
	142,798	137,413
Accumulated depreciation and amortization	(70,968)	(64,527)
	$71,830	$72,886

Other non-current assets:
Cash surrender value benefits	$11,584	$13,641
Other	5	6
	$11,589	$13,647
Accrued payroll, advertising, and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$5,412	$4,877
Accrued advertising and broker commissions	1,305	1,258
Property taxes	501	576
Other	635	179
	$7,853	$6,890

Current portion of non-current liabilities (Notes 3 and 6):
Executive retirement plans	$133	$133
Incentive compensation	1,746	2,027
Capital lease obligation	202	158
Customer deposits and escrow	26	1,676
Right-of-use leases	1,054	367
Deferred payroll taxes current	766	756
Postretirement healthcare benefits	102	61
	$4,029	$5,178

Other non-current liabilities (Note 3):
Defined benefit retirement plan	$(551)	$7,587
Executive retirement plans	4,852	6,259
Incentive compensation	1,913	1,124
Capital lease obligation	135	212
Right-of-use leases	3,420	248
Deferred payroll taxes non-current	-	756
Postretirement healthcare benefits	605	603
	$10,374	$16,789

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

Net pension (income) cost consisted of the following:

	October 28, 2022	October 29, 2021
	(52 Weeks)	(52 Weeks)
Service cost	$127	$134
Interest cost	1,772	1,742
Expected return on plan assets	(4,336)	(3,697)
Amortization of unrecognized loss	1,210	2,722
Net pension (income) cost	$(1,227)	$901

Net pension costs and benefit obligations are determined using assumptions as of the beginning of each fiscal year.

Weighted average assumptions for each fiscal year are as follows:

	2022	2021
Discount rate	2.58%	2.45%
Rate of increase in salary levels	N/A	N/A
Expected return on plan assets	7.00%	7.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	October 28, 2022	October 29, 2021
	(52 Weeks)	(52 Weeks)
Change in plan assets:
Fair value of plans’ assets - beginning of year	$63,295	$54,116
Actual return on plans’ assets	(10,476)	11,285
Benefits paid	(2,170)	(2,106)
Fair value of plans’ assets - end of year	$50,649	$63,295
Change in benefit obligations:
Benefit obligations - beginning of year	$70,882	$72,794
Service cost	127	134
Interest cost	1,772	1,742
Actuarial loss (gain)	(20,513)	(1,681)
Benefits paid	(2,169)	(2,107)
Benefit obligations - end of year	50,099	70,882
Funded status of the plans	550	(7,587)
Unrecognized net actuarial loss	8,471	15,381
Net amount recognized	$9,021	$7,794

We perform an internal rate of return analysis when making the discount rate selection. The discount rates were based on FTSE Pension Discount Curve (formerly Citibank) as of October 28, 2022, and October 29, 2021, respectively.

The plans’ assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. No expected employer contribution to the plans in fiscal year 2023 is planned.

For fiscal year 2022, our actuary used mortality tables from the Pri-2012 Total Dataset Mortality Table with MP-2021 Scaling. The expected rate of return on the plans’ assets remained the same at 7.00% effective for fiscal years 2022 and 2021, respectively.

The actual and target allocation for plans’ assets are as follows:

Asset Class	2022	Target Asset Allocation	2021	Target Asset Allocation
Large Cap Equities	22.6%	23.0%	23.2%	23.0%
Mid Cap Equities	0.0%	0.0%	0.0%	0.0%
Small Cap Equities	9.7%	9.0%	9.1%	9.0%
International (equities only)	25.9%	25.0%	24.3%	25.0%
Fixed Income	35.9%	37.0%	37.4%	37.0%
Cash and other	5.9%	6.0%	6.0%	6.0%
Total	100.0%	100.0%	100.0%	100.0%

The fair value of our pension plans’ assets as of October 28, 2022, and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	2022
	Level 1	Level 2	Level 3	Total

Total plan assets	$50,649	-	-	$50,649

The fair value of our pension plan assets as of October 29, 2021, and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	2021
	Level 1	Level 2	Level 3	Total

Total plan assets	$63,295	-	-	$63,295

Expected payments for pension benefits are as follows:

Fiscal Years	Pension Benefits
2022	$2,924
2023	$3,087
2024	$3,233
2025	$3,343
2026	$3,440
2027-2031	$17,759

Executive Retirement Plans

Non-Qualified Deferred Compensation

Effective January 1, 1991, we adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. We contribute an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination, or attainment of retirement age. No benefit expense was recorded under this plan for fiscal years 2022 and 2021.

Supplemental Executive Retirement Plan

Retirement benefits otherwise available to certain key executives under the Primary Benefit Plan have been limited by the effects of the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) and the Tax Reform Act of 1986 (“TRA”). To offset the loss of retirement benefits associated with TEFRA and TRA, the Company has adopted a non-qualified “makeup” benefit plan (the “Supplemental Executive Retirement Plan”). Benefits will be provided under the Supplemental Executive Retirement Plan in an amount equal to 60% of each participant’s final average earnings minus any pension benefits and primary insurance amounts available to them under Social Security. However, in all cases the benefits are capped at $120,000 per year for Allan L. Bridgford. Benefits provided under this plan for William L. Bridgford, and Raymond F. Lancy are calculated at 50% of final average earnings, capped at $200,000 per year, without offsets for other pension or Social Security benefits.

Benefits payable related to these plans and included in the accompanying consolidated financial statements were $4,985 and $6,392 as of October 28, 2022, and October 29, 2021, respectively. In connection with these arrangements, we are the beneficiary of life insurance policies on the lives of certain key employees and retirees. The aggregate cash surrender value of these policies, included in non-current assets, was $11,584 and $13,641 as of October 28, 2022, and October 29, 2021, respectively.

Expected payments for executive postretirement benefits are as follows:

Fiscal Years	Executive Postretirement Benefits
2023	$533
2024	$533
2025	$533
2026	$533
2027	$533
2028-2032	$2,621

Incentive Compensation Plan for Certain Key Executives

We provide an incentive compensation plan for certain key executives, which is based upon our pretax income. The payment of these amounts is generally deferred over three or five-year periods. The total amount payable related to this arrangement was $3,659 and $3,151 as of October 28, 2022, and October 29, 2021, respectively. Future payments are approximately $1,746, $943, $892, $55, and $23 for fiscal years 2023 through 2027, respectively.

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

Net periodic postretirement healthcare cost (benefit) consisted of the following:

	October 28, 2022	October 29, 2021
	(52 Weeks)	(52 Weeks)
Interest cost	$13	$13
Amortization of actuarial gain	(10)	(1)
Net periodic postretirement healthcare cost	$3	$12

Weighted average assumptions for the fiscal years ended October 28, 2022, and October 29, 2021, are as follows:

	2022	2021
Discount rate	5.44%	2.57%
Medical trend rate next year	6.5%	8.00%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2026	2026

The table below shows the estimated effect of a 1% increase in healthcare cost trend rate on the following:

	2022	2021
Interest cost plus service cost	$2	$2
Accumulated postretirement healthcare obligation	$65	$67

The table below shows the estimated effect of a 1% decrease in healthcare cost trend rate on the following:

	2022	2021
Interest cost plus service cost	$(1)	$(1)
Accumulated postretirement healthcare obligation	$(55)	$(56)

The healthcare obligation and funded status of this plan as of the fiscal years ended are as follows:

	2022	2021
Change in accumulated postretirement healthcare obligation:
Healthcare obligation - beginning of year	$530	$588
Interest cost	13	13
Actuarial gain	(105)	(54)
Benefits paid	(12)	(17)
Healthcare obligation – end of year	$426	$530

Funded status of the plans	426	530
Unrecognized net actuarial gain	(215)	(119)
Unrecognized amounts recorded in other comprehensive income	215	119
Postretirement healthcare liability	$426	$530

Expected payments for the postretirement benefits are as follows:

Fiscal Years	Postretirement Healthcare Benefits
2023	$25
2024	$25
2025	$26
2026	$25
2027-2031	$124

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

During the fiscal year ended November 3, 2006, we implemented a qualified 401(K) retirement plan (the “401K Plan”) for our sales, administrative, supervisory, and certain other employees. During fiscal years 2022 and 2021, we made total employer contributions to the 401K Plan in the amounts of $893 and $801, respectively.

NOTE 4 - Income Taxes:

The provision for (benefit on) income taxes includes the following:

	October 28, 2022	October 29, 2021
	(52 Weeks)	(52 Weeks)
Current:
Federal	$10,574	$160
State	2,264	107
	12,838	267
Deferred:
Federal	2,609	(2,102)
State	894	56
	3,503	(2,046)
	$16,341	$(1,779)

The total tax benefit differs from the expected amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	October 28, 2022	October 29, 2021
	(52 Weeks)	(52 Weeks)
Provision for (benefit on) federal income taxes at the applicable statutory rate	$12,895	$(1,529)
Increase in provision resulting from state income taxes, net of federal income tax benefit	2,458	143
Non-taxable life insurance loss (gain)	427	(556)
Other, net	561	163
Provision for (benefit on) income taxes	$16,341	$(1,779)

Deferred income taxes result from differences in the basis of assets and liabilities for tax and accounting purposes.

	2022	2021
Receivables allowance	$48	$33
Returns allowance	142	94
Inventory packaging reserve	145	808
Inventory overhead capitalization	628	570
Employee benefits	848	708
Deferred payroll tax	-	397
Other	143	221
State taxes payable (receivable)	275	(34)
Incentive compensation	733	819
Pension and health care benefits	1,318	3,794
Depreciation	(13,440)	(13,776)
Net operating loss carry-forward and credits	287	3,029
Valuation allowance established against state NOL	(99)	(63)
Deferred income taxes, net	$(8,972)	$(3,400)

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

As of October 28, 2022, the Company did not have any valuation allowance against its federal net deferred tax assets. Management reevaluated the need for a valuation allowance at the end of 2021 and determined that some of its California NOL may not be utilized. Therefore, a valuation allowance of $63 has been retained for such portion of the California NOL.

As of October 28, 2022, the Company had net operating loss carryforwards of approximately $10,336 for federal and $8,109 for state purposes. The federal loss will be carried forward indefinitely until it can be utilized against future taxable income.

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

As of October 28, 2022, we have provided a liability of $289 to unrecognized tax benefits related to various federal and state income tax matters. $76 of this liability will reduce our effective income tax rate if the asset is recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

As of October 29, 2021, we have provided a liability of $169 to unrecognized tax benefits related to various federal and state income tax matters. None of this liability will reduce our effective income tax rate if the asset is recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	October 28, 2022	October 29, 2021
	(52 Weeks)	(52 Weeks)

Balance at beginning of year	$173	$169
Additions based on tax positions related to the current year	126	-
Additions for tax positions of prior years	-	4

Balance at end of year	$299	$173

We recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of October 28, 2022, we had approximately $25 in accrued interest and penalties which is included as a component of the $299 unrecognized tax benefit noted above.

Our federal income tax returns are open to audit under the statute of limitations for the years ended October 31, 2019 through 2021.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the years ended October 31, 2018 through 2021.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before January 1, 2021. In addition, the CARES Act allows NOLs incurred in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has filed a federal income tax return for tax year 2018 (fiscal year 2019) and has carried back a taxable loss of $9,919 to tax years 2014 (fiscal year 2015) and 2015 (fiscal year 2016). Furthermore, the Company also carried back $21,687 of net operating loss from 2019 (fiscal year 2020) against any remaining taxable income of tax year 2015 (fiscal year 2016) and taxable income of tax years 2016 (fiscal year 2017) and 2017 (fiscal year 2018). The carryback of net operating losses will also release $358 of research & development credits, which will become available for utilization in future years.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). Among other significant changes, the Tax Act reduced the corporate federal income tax rate from 35% to 21%. The carryback of NOLs from tax years 2018 and 2019 under the CARES Act to pre-Tax Act years has generated an income tax benefit of $3,091 due to the difference in income tax rates. The release of research and development credits has generated an income tax benefit of $358. These income tax benefits have been recorded in the income tax provision for current fiscal year 2020.

The effective tax rate was 26.6% and 24.4% for fiscal years 2022 and 2021, respectively. The effective tax rate for fiscal year 2021 was impacted by the rate differential on NOL carryback available under the CARES Act discussed in the paragraphs above. In addition, the effective tax rates for fiscal years 2022 and 2021 were impacted by such items as non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

NOTE 5 - Line of Credit and Borrowing Agreements:

The following table reflects major components of our revolving credit facility and borrowing agreements as of October 28, 2022, and October 29, 2021.

	October 28, 2022	October 29, 2021

Revolving credit facility	$-	$12,000
Equipment notes:
3.70% note due 12/21/26, out of lockout 12/23/21	-	2,901
3.29% note due 03/05/27, out of lockout 03/06/22	-	5,951
3.68% note due 04/16/27, out of lockout 04/17/22	4,913	5,888
SOFR plus 2.00% bridge loan due 03/01/23	-	10,329
Total debt	4,913	37,069
Less current debt	(1,089)	(1,065)
Total long-term debt	$3,824	$36,004

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

Bridge Loan

On August 30, 2021, we entered into a loan commitment note for a bridge loan of up to $25,000 with the plan to use the proceeds to pay off the existing equipment loans as they come out of the lock out period and may be repaid (dates detailed in the table below). The outstanding principal balances of the bridge loan became due and payable in full on the earlier of the following dates (1) August 31, 2023, or (2) one Federal Reserve business day after the closing of the real estate transactions contemplated under the CRG Purchase Agreement. We repaid $18,653 in equipment loans (equipment loans 4.13%, 3.98%, 3.70% and 3.29% in the table above) utilizing proceeds from the new bridge loan. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not incur any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial. We repaid and terminated the bridge loan and related loan commitment note on June 2, 2022, using $18,653 in proceeds from the sale of a land parcel in Chicago pursuant to the CRG Purchase Agreement.

Loan Covenants

The Wells Fargo Loan Agreements contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than .85 to 1.0 at each fiscal quarter end,
●	Net Income After Taxes not less than $500 on a quarterly basis, and
●	Capital Expenditures less than $5,000.

As of October 28, 2022, the Company was in compliance with all covenants under the Wells Fargo Loan Agreements.

Aggregate contractual maturities of debt in future fiscal years are as follows as of October 28, 2022.

Fiscal Years	Debt Payable
2023	$1,089
2024	$1,041
2025	$1,081
2026	$1,121
2027-2028	$588

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

The Company leases three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks expire in 2025. Amortization of equipment under capital lease was $75 in 2022. The Company leased one long-haul truck for $40 received during fiscal year 2022, and that lease term is two years.

The Company’s lease with Racine Partners 4333 LLC, was effective June 1, 2022 and was not reflected in the Company’s July 8, 2022 interim financial statements, but was recorded during the fourth quarter ended October 28, 2022. Had it been properly recorded during the quarter ended July 8, 2022, the effect on the Company’s financial statements would have included an additional $4,418 in right-of-use assets and $4,426 in lease liabilities. The Company performed a thorough assessment to determine the significance of the prior period error and concluded that it was neither quantitatively or qualitatively material to the Company’s financial position, results of operations or cash flows for the quarter ended July 8, 2022.

The Company performed a detailed analysis and determined that the only indication of a long-term lease in addition to transportation lease for long-haul trucks was Hogshed Ventures, LLC and Racine Partners 4333 LLC. A right-of-use asset and corresponding liability for warehouse storage space was recorded for $248 for Hogshed Ventures, LLC for 40th Street in Chicago, Illinois, and $4,226 for Racine Partners 4333 LLC as of October 28, 2022. We lease this space under a non-cancelable operating lease. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further this lease does not contain contingent rent provisions. The lease with Hogshed Ventures LLC terminates on June 30, 2023. The lease with Racine Partners 4333 LLC terminates on May 31, 2027. These leases includes both lease (e.g., fixed rent) and non-lease components (e.g., real estate taxes, insurance, common-area, and other maintenance costs). The non-lease components are deemed to be executory costs and are included in the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset.

This Hogshed Ventures LLC lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 1.6%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

The following is a schedule by years of future minimum lease payments for transportation leases and right-of-use assets:

Fiscal Year	Financing Obligations
2023	$1,054
2024	1,101
2025	1,034
2026	1,060
2027	602
Later Years	-
Total minimum lease payments(a)	$4,851
Less: Amount representing executory costs	(36)
Less: Amount representing interest(b)	(4)
Present value of future minimum lease payments(c)	$4,811

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Note 2, as current and noncurrent obligations under capital leases of $202 and $135, respectively, and right-of-use assets of $1,054 and $3,420, respectively.

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

The following segment information is for the fiscal years ended October 28, 2022 (52 weeks) and October 29, 2021 (52 weeks):

Segment Information
2022	Frozen Food Products	Snack Food Products	Other	Totals
Net sales	$56,254	$209,644	$-	$265,898
Cost of products sold	41,100	152,737	-	193,837
Gross margin	15,154	56,907	-	72,061
SG&A	14,614	50,621	-	65,235
Gain on sale of property, plant, and equipment	(16)	(100)	(57,629)	(57,745)
Operating income (loss)	$556	$6,386	$57,629	$64,571

Total assets	$16,327	$130,704	$29,317	$176,348
Additions to PP&E	$1,106	$2,664	$-	$3,770

Segment Information
2021	Frozen Food Products	Snack Food Products	Other	Totals
Net sales	$41,510	$198,920	$-	$240,430
Cost of products sold	29,547	159,499	-	189,046
Gross margin	11,963	39,421	-	51,384
SG&A	11,950	48,177	-	60,127
(Gain) loss on sale of property, plant, and equipment	(146)	(358)	-	(504)
Operating income (loss)	$159	$(8,398)	$-	$(8,239)

Total assets	$12,760	$121,499	$22,531	$156,790
Additions to PP&E	$321	$5,918	$-	$6,239

The following information further disaggregates our sales to customers by major distribution channel and customer type for the fiscal years ended October 28, 2022, and October 29, 2021, respectively.

2022 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$138,220	$-	$138,220
Direct customer warehouse	71,424	-	71,424
Total Snack Food Products	209,644	-	209,644

Distributors	8,208	48,046	56,254
Total Frozen Food Products	8,208	48,046	56,254

Total Net Sales	$217,852	$48,046	$265,898

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

2021 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$143,239	$-	$143,239
Direct customer warehouse	55,681	-	55,681
Total Snack Food Products	198,920	-	198,920

Distributors	8,805	32,705	41,510
Total Frozen Food Products	8,805	32,705	41,510

Total Net Sales	$207,725	$32,705	$240,430

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

NOTE 8 - Unaudited Interim Financial Information:

Not applicable for a smaller reporting company.

NOTE 9 - Gain on Sale of Property, Plant and Equipment:

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

