Form 10-Q
period 2023-01-20
BRIDGFORD FOODS CORP
filed 2023-03-06
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 20, 2023

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

As of March 6, 2023, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods”, “Company”, “we”, “us” or “our” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Items 1 and 2 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 25

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	January 20, 2023	October 28, 2022
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$12,992	$16,333
Accounts receivable, less allowance for doubtful accounts of $359 and $177, respectively, and promotional allowances of $3,522 and $2,771, respectively	32,680	34,541
Inventories, net	38,820	40,533
Refundable income taxes	1,367	1,201
Prepaid expenses and other current assets	1,412	321
Total current assets	87,271	92,929

Property, plant and equipment, net of accumulated depreciation and amortization of $72,300 and $70,968, respectively	70,640	71,830
Other non-current assets	11,700	11,589
Total assets	$169,611	$176,348

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$9,095	$13,658
Accrued payroll, advertising, and other expenses	7,243	6,799
Income taxes payable	224	224
Current notes payable - equipment	1,099	1,089
Current right-of-use leases payable	1,005	1,054
Other current liabilities	1,601	4,029
Total current liabilities	20,267	26,853

Long-term notes payable - equipment	3,567	3,824
Deferred income taxes, net	8,972	8,972
Long-term right-of-use leases payable	3,207	3,420
Other non-current liabilities	6,341	6,954
Total liabilities	42,354	50,023

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	120,250	119,318
Accumulated other comprehensive loss	(10,425)	(10,425)
Total shareholders’ equity	127,257	126,325
Total liabilities and shareholders’ equity	$169,611	$176,348

See accompanying notes to Condensed Consolidated Financial Statements.

3 of 25

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended
	January 20, 2023	January 21, 2022

Net sales	$61,622	$64,086
Cost of products sold	44,556	47,693

Gross margin	17,066	16,393

Selling, general and administrative expenses	15,794	14,731
Gain on sale of property, plant, and equipment	(72)	(18)
Operating income	1,344	1,680

Other income (expense)
Interest expense	(125)	(297)
Cash surrender value (loss) gain	111	(1,010)
Total other expense	(14)	(1,307)

Income before taxes	1,330	373
Provision for income taxes	398	66

Net income	$932	$307

Basic earnings per share	$0.10	$0.03

Shares used to compute basic earnings per share	9,076,832	9,076,832

See accompanying notes to Condensed Consolidated Financial Statements.

4 of 25

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended January 20, 2023

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 28, 2022	9,076	$9,134	$8,298	$119,318	$(10,425)	$126,325
Net income	-	-	-	932	-	932
Balance, January 20, 2023	9,076	$9,134	$8,298	$120,250	$(10,425)	$127,257

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

5 of 25

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	12 weeks ended
	January 20, 2023	January 21, 2022
Cash flows from operating activities:

Net income	$932	$307

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	1,448	1,544
Provision for losses (recovery on) accounts receivable	187	(81)
Increase in promotional allowances	751	1,097
Gain on sale of property, plant, and equipment	(72)	(18)

Changes in operating assets and liabilities:

Accounts receivable, net	923	(3,226)
Inventories, net	1,713	(2,462)
Prepaid expenses and other current assets	(1,091)	(572)
Refundable income taxes	(166)	65
Other non-current assets	(111)	1,010
Accounts payable	(4,563)	1,722
Accrued payroll, advertising, and other expenses	(610)	(731)
Other current liabilities	(1,376)	1,071
Other non-current liabilities	(592)	(1,063)

Net cash used in operating activities	(2,627)	(1,337)

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	72	18
Additions to property, plant, and equipment	(259)	(381)

Net cash used in investing activities	(187)	(363)

Cash flows from financing activities:
Payment of lease and right-of-use obligations	(279)	(77)
Proceeds from borrowings under revolving credit facilities	-	4,000
Repayments of bank borrowings	(248)	(616)

Net cash (used in) provided by financing activities	(527)	3,307

Net (decrease) increase in cash and cash equivalents and restricted cash	(3,341)	1,607

Cash and cash equivalents and restricted cash at beginning of period	16,333	375

Cash and cash equivalents and restricted cash at end of period	$12,992	$1,982

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$567	$-
Cash paid for interest	$125	$297

See accompanying notes to Condensed Consolidated Financial Statements.

6 of 25

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies:

The unaudited Condensed Consolidated Financial Statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve weeks ended January 20, 2023 and January 21, 2022 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2022 (the “Annual Report”). Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements, if any, and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

We have considered the impact of federal, state, and local government actions related to the COVID-19 pandemic on our Consolidated Financial Statements. The business disruptions associated with the pandemic had a minimal impact on our Consolidated Financial Statements for the fiscal year ended October 28, 2022 and during the twelve weeks ended January 20, 2023. We expect these events to have future business impacts, the extent of which is uncertain and largely subject to whether the pandemic severity worsens. These impacts could include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. These unknowns may subject the Company to future risks related to long-lived asset impairments, increased reserves for uncollectible accounts, price and availability of ingredients and raw materials used in our products and adjustments to reflect the market value of our inventory.

The October 28, 2022, balance sheet amounts within these interim Condensed Consolidated Financial Statements were derived from the audited fiscal year 2022 financial statements included in the Annual Report.

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

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll, and notes payable. The carrying amount of these instruments approximate fair market value due to their short-term maturity or market interest rates. The Company has accounts with nationally recognized financial institutions in excess of the Federal Deposit Insurance Corporation insurance coverage limit. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with regard to its cash and cash equivalents. The Company grants payment terms to a significant number of customers that are diversified over a wide geographic area. The Company monitors the payment histories of its customers and maintains an allowance for doubtful accounts which is reviewed for adequacy on a quarterly basis. The Company does not require collateral from its customers.

Comprehensive income or loss

Comprehensive income or loss consists of net income and additional minimum pension liability adjustments. There were no differences between net income (loss) and comprehensive income (loss) during each of the twelve weeks ended January 20, 2023, or January 21, 2022.

7 of 25

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended January 20, 2023, and January 21, 2022, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
January 20, 2023	30.8%	35.2%	13.0%	24.0%
January 21, 2022	32.1%	5.4%	15.8%	40.6%

(1)	Walmart AR represented a higher percentage of consolidated AR as of January 20, 2023, due to terminating the accelerated payments on outstanding accounts receivable on July 1, 2022.

Revenue recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers upon passage of title to the customer, typically upon product pick-up, shipment, or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet, common carrier, or through a Company-owned direct store delivery system.

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

We record revenue at the transaction price which is measured as the amount of consideration we anticipate receiving in exchange for providing product to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for the twelve weeks ended January 20, 2023, and January 21, 2022, were $3,864 and $3,503, respectively.

Leases

Leases are recognized in accordance with ASC 842 and Accounting Standards Update (“ASU”) 2016-02 Leases (“ASC 842”) which requires a lessee to recognize assets and liabilities with lease terms of more than twelve months. We lease or rent property for such operations as storing inventory and equipment. We analyze our agreements to evaluate whether or not a lease exists by determining what assets exist for which we control usage for a period of time in exchange for consideration. In the event a lease exists, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease. In the case of month-to-month lease or rental agreements with terms of twelve months or less, we made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. The storage units rented on a month-to-month basis for use by our Snack Food Product segment direct store delivery route system are not costly to relocate and contain no significant leasehold improvements or degree of integration over leased assets. Orders can be fulfilled by another route storage unit interchangeably. No specialized assets exist in the rental storage units. Market price is paid for storage units. No guarantee of debt is made.

ROU lease assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization. The Company leases warehouse space from time to time that is recorded as ROU lease assets and corresponding lease liabilities. The Company’s leases of long-haul trucks used in its Frozen Food Products segment qualify as finance leases. Finance lease liabilities are recorded under other liabilities, the consolidated balance sheets reflecting both the current and long-term obligation. The classification as a finance or operating lease determines whether the recognition, measurement and presentation of expenses and cash flows are considered operating or financing.

Subsequent events

Management has evaluated events subsequent to January 20, 2023, through the date that the accompanying Condensed Consolidated Financial Statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

On February 27, 2023, the Company modified the lease with Hogshed Ventures, LLC by extending the lease a year after the lease expires on June 30, 2023. The effective date of the lease modification occurred when both the lessee and the lessor approved such modification. The lease modification terms are still being worked out.

8 of 25

Based on Management’s review, no other material events were identified that require adjustment to the financial statements or additional disclosure.

Basic earnings per share

Basic earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or other potentially dilutive convertible securities were outstanding as of January 20, 2023, or January 21, 2022.

Note 2 – Inventories, net:

Inventories are comprised of the following at the respective period ends:

	January 20, 2023	October 28, 2022
Meat, ingredients, and supplies	$11,341	$10,242
Work in progress	2,468	2,432
Finished goods	25,011	27,859
	$38,820	$40,533

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any estimated excess, obsolete inventories or impaired balances to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. We maintain a net realizable reserve of $137 as of January 20, 2023, and $131 as of October 28, 2022, on products in inventory after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

Note 3 – Contingencies and Commitments:

The Company generally leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. In the case of month-to-month lease or rental agreements with terms of 12 months or less, the Company made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. For further information regarding our lease accounting policy, please refer to Note 1 – Summary of Significant Accounting Policies — Leases.

The Company leases three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks expire in 2025. Amortization of equipment as a finance lease was $20 during the twelve weeks ended January 20, 2023. The Company leased one long-haul truck for $40 received during fiscal year 2021, and that lease term is two years.

The Company performed a detailed analysis and determined that the only indication of a long-term lease in addition to transportation leases for long-haul trucks was the warehouse lease with Hogshed Ventures, LLC and Racine Partners 4333 LLC.

The Company’s five-year term lease with Racine Partners 4333 LLC, was effective June 1, 2022. A right-of-use asset of $3,996 and corresponding liability for warehouse storage space of $4,026 as of January 20, 2023 was recorded for Racine Partners 4333 LLC for 43rd Street in Chicago, Illinois. This lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 3.68%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

A right-of-use asset and corresponding liability for warehouse storage space was recorded for $187 for Hogshed Ventures, LLC for 40th Street in Chicago, Illinois, as of January 20, 2023. We lease this space under a non-cancelable operating lease. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further this lease does not contain contingent rent provisions. This lease was set to terminate on June 30, 2023, but was extended one year on March 1, 2023 and as a result will terminate on June 30, 2024. Please refer to Note 1 - Summary of Significant Accounting Policies - Subsequent events. This lease includes both lease (e.g., fixed rent) and non-lease components (e.g., real estate taxes, insurance, common-area, and other maintenance costs). The non-lease components are deemed to be executory costs and are included in the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset.

The lease with Hogshed Ventures, LLC does not provide an implicit rate and we estimated our incremental interest rate to be approximately 1.6%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

9 of 25

The following is a schedule by years of future minimum lease payments for transportation leases and right-of-use assets:

Fiscal Year	Financing Obligations
2023	$863
2024	1,009
2025	1,034
2026	1,060
Later Years	602
Total Minimum Lease Payments(a)	$4,568
Less: Amount representing executory costs	(30)
Less: Amount representing interest(b)	(3)
Present value of future minimum lease payments(c)	$4,535

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Part I. Financial Information, Item 1. a. of the Condensed Consolidated Balance Sheets as current and noncurrent obligations are capital leases of $204 and $119 under Other current liabilities and Other non-current liabilities, respectively, and right-of-use leases payable of $1,005 and $3,207 are disclosed as line items Current right-of-use leases payable and Long-term right-of-use leases payable, respectively, as of January 20, 2023.

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

10 of 25

The following segment information is presented for the twelve weeks ended January 20, 2023, and January 21, 2022, respectively.

Segment Information
Twelve weeks Ended January 20, 2023	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$14,399	$47,223	$-	$61,622
Cost of products sold	10,744	33,812	-	44,556
Gross margin	3,655	13,411	-	17,066
SG&A	3,644	12,150	-	15,794
Gain on sale of property, plant, and equipment	-	(72)	-	(72)
Operating income	11	1,333	-	1,344

Total assets	$15,447	$126,719	$27,459	$169,611
Additions to PP&E	$45	$214	$-	$259

Twelve weeks Ended January 21, 2022	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$12,366	$51,720	$-	$64,086
Cost of products sold	8,851	38,842	-	47,693
Gross margin	3,515	12,878	-	16,393
SG&A	3,086	11,645	-	14,731
Gain on sale of property, plant, and equipment	-	(18)	-	(18)
Operating income	429	1,251	-	1,680

Total assets	$12,664	$124,881	$23,857	$161,402
Additions to PP&E	$61	$320	$-	$381

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended January 20, 2023, and January 21, 2022, respectively.

Twelve weeks Ended January 20, 2023

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$34,046	$-	$34,046
Direct customer warehouse	13,177	-	13,177
Total Snack Food Products	47,223	-	47,223

Distributors	3,207	11,192	14,399
Total Frozen Food Products	3,207	11,192	14,399

Totals	$50,430	$11,192	$61,622

Twelve weeks Ended January 21, 2022

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$36,630	$-	$36,630
Direct customer warehouse	15,090	-	15,090
Total Snack Food Products	51,720	-	51,720

Distributors	2,940	9,426	12,366
Total Frozen Food Products	2,940	9,426	12,366

Totals	$54,660	$9,426	$64,086

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

11 of 25

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

The Company’s effective tax rate was 29.9% and 17.7% for the first quarter of fiscal 2023 and 2022, respectively. The effective tax rate for the first quarter of fiscal 2023 reflects the impact of $398 of tax expense.

As of January 20, 2023, the Company has a federal NOL carry forward of approximately $0 and state NOL carry forwards of approximately $4,600 million.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2019 through 2021. We are subject to income tax in Texas and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years 2018 through 2021.

Note 6 – Equipment Notes Payable and Financial Arrangements:

Revolving Credit Facility

We maintain a revolving line of credit with Wells Fargo Bank, N.A. that extends to August 31, 2023. As of year-end October 28, 2022, under the terms of this line of credit, we could borrow up to $15,000 at an interest rate equal to the bank’s prime rate or secured overnight financing rate (“SOFR”) plus 2.0%. The line of credit has an unused commitment fee of 0.25% of the available loan amount. The line of credit is presented under non-current liabilities at October 28, 2022, in the accompanying condensed consolidated balance sheets. On December 1, 2021, Wells Fargo Bank, N.A. expanded our line of credit to $25,000 through June 15, 2022, upon which time the credit limit returned to $15,000 for the balance of the term. We borrowed $2,000 under this line of credit on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021, $2,000 on December 16, 2021, and $2,000 on January 24, 2022, for a combined total of $18,000. The outstanding balance under the revolving line of credit was paid off on June 7, 2022, using $18,000 in proceeds from the gain on the sale of a land parcel in Chicago.

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

Bridge Loan

On August 30, 2021, we entered into a loan commitment note for a bridge loan of up to $25,000 to obtain capital to pay off the existing equipment loans as they come out of the lock out period and may be prepaid. The outstanding principal balances of the bridge loan became due and payable in full one Federal Reserve business day after the closing of the real estate transactions contemplated under the Purchase and Sale Agreement dated March 16, 2020, as amended, between Bridgford Food Processing Corporation and CRG Acquisition, LLC (the “CRG Purchase Agreement”). We prepaid $18,653 in equipment loans utilizing proceeds from the new bridge loan. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not incur any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial. We prepaid and terminated the bridge loan and related loan commitment note on June 2, 2022, using $18,653 in proceeds from the gain on the sale of a land parcel in Chicago pursuant to the CRG Purchase Agreement.

12 of 25

The following table reflects major components of our revolving line of credit and borrowing agreements as of January 20, 2023, and October 28, 2022, respectively.

	January 20, 2023	October 28, 2022

Revolving credit facility	$-	$-
Equipment notes:
3.68% note due 04/16/27, out of lockout 04/17/22	4,666	4,913
SOFR plus 2.00% bridge loan due 08/31/23	-	-
Total debt	4,666	4,913
Less current debt	(1,099)	(1,089)
Total long-term debt	$3,567	$3,824

Loan Covenants

The Wells Fargo Loan Agreements collectively contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. Material financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than 0.85 to 1.0 at each fiscal quarter end,
●	Net Income After Taxes not less than $500 on a quarterly basis, and
●	Capital Expenditures less than $5,000.

As of January 20, 2023 and October 28, 2022, the Company was in compliance with all covenants under the Wells Fargo Loan Agreements.

13 of 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included within in this Report, and the information and documents incorporated by reference with this Report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts; statements relating to forecasts of our liquidity position or available cash resources; statements regarding the anticipated impact of the global novel coronavirus (“COVID-19”) pandemic; statements regarding operational challenges, including as a result of global supply chain disruptions and labor shortages; statements regarding inflationary pressures and the resulting impact on our results of operations; statements regarding new regulations related to federal income tax and the impact on our financial statements and cash flow; statements regarding the impact of the adoption of recent accounting pronouncements on our business; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of the COVID-19 pandemic on our production facilities, supply chain, consumer demand, and cost of products sold, the impact of competitive products and pricing; macroeconomic conditions, including global financial pressures, inflation, market volatility, and recessionary concerns; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”). In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended October 28, 2022 (the “Annual Report”) as well as our other filings with the SEC with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

COVID-19

We are continuing to monitor and respond to the evolving nature of state and local government actions related to the COVID-19 pandemic and its impact on each of our production plant locations and our customer base. We coordinate with our local managers for the primary purpose of maintaining the health and safety of our team members, ensuring our ability to operate our processing facilities, and maintaining the liquidity of our business.

We continue to experience minor challenges related to the pandemic. These challenges may continue to increase our operating costs and negatively impact our sales volumes. The health and safety of our team members is our top priority. To protect our team members, as needed, we have implemented safety measures recommended by the Centers for Disease Control and Prevention and the Occupational Safety and Health Administration in our facilities and have implemented social distancing, temperature checks of team members, increased efforts to deep clean and sanitize facilities, the use of protective face coverings in certain environments, and making protective face coverings and other protective equipment available to team members. The long-term impacts of COVID-19 are unknown and dependent upon future developments including the duration and spread of the pandemic, COVID-19 variants and resurgences as well as actions taken by federal, state and local government officials.

14 of 25

Critical Accounting Policies and Management Estimates

The preparation of our Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the respective reporting periods. Some of the estimates needed to be made by management include the allowance for doubtful accounts, promotional and returns allowances, inventory reserves, the estimated useful lives of property and equipment, and the valuation allowance for the Company’s deferred tax assets. Actual results could materially differ from these estimates. We determine the amounts to record based on historical experience and various other assumptions that we view as reasonable under the circumstances and consider all relevant available information. The results of this analysis form the basis for our conclusion as to the value of assets and liabilities that are not readily available from other independent sources. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates.

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of January 31, 2023, was 4.69% as compared to 5.51% as of October 28, 2022. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended January 20, 2023, and January 21, 2022, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
January 20, 2023	30.8%	35.2%	13.0%	24.0%
January 21, 2022	32.1%	5.4%	15.8%	40.6%

(1)	Walmart AR represented a higher percentage of consolidated AR as of January 20, 2023, due to terminating the accelerated payments on outstanding accounts receivable on July 1, 2022.

Revenues are recognized in accordance with ASC 606 – Revenue from Contracts with Customers upon passage of title to the customer, typically upon product pick-up, shipment, or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet or through a Company owned direct store delivery system.

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

15 of 25

We are subject to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”). Requirements of the law include the removal of the lifetime limits on active and retiree medical coverage, expanding dependent coverage to age 26 and the elimination of pre-existing conditions that may impact other postretirement benefits costs. The PPACA law also includes a potential excise tax on the value of benefits that exceed a pre-defined limit. Fortunately, this potential tax has been indefinitely deferred and we do not see significant financial exposure. Finally, the PPACA includes provisions that require employers to offer health benefits to all full-time employees (defined as 30 hours per week). The health coverage must meet minimum standards for the actuarial value of the benefits offered and employee affordability. We believe that the current administration seems more likely to enhance the scope and coverage associated with PPACA than to repeal or significantly change this law. The recent legislative packages related to pandemic relief included some minor provisions that will impact health benefits in the future. These changes most prominently focus on the impact of surprise balance bills from out-of-network providers. Our heath care plans as they exist in 2023 are complaint with all applicable regulations that exist currently. As we look to the future, we anticipate that future legislative action will impact the plans offered to active and retired participants. As we have done in the past, our executive team will continue to assess the accounting implications of the PPACA and potential future legislation to determine the impact on our financial position and results of operations. The potential future effects and cost of complying with the legislative changes is not determinable currently.

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

Frozen Food Products Segment

Our Frozen Food Products segment primarily manufactures and distributes biscuits, bread dough items, roll dough items and shelf stable sandwiches. All items within this segment are considered similar products and have been aggregated at this level. Our frozen food business covers the United States. Products produced by the Frozen Food Products segment are generally supplied to food service and retail distributors who take title to the product upon shipment receipt through Company-leased long-haul vehicles. We leverage relationships with regional sales managers, and we maintain a network of independent food service and retail brokers covering most of the United States. Brokers are compensated on a commission basis. We believe that our broker relationships, in close cooperation with our regional sales managers, are a valuable asset providing significant new product and customer opportunities. Regional sales managers perform several significant functions for us, including identifying and developing new business opportunities and providing customer service and support to our distributors and end purchasers through the effective use of our broker network.

Snack Food Products Segment

Our Snack Food Products segment primarily distributes products manufactured by us. All items within this segment are considered similar products and have been aggregated at this level. The dry sausage division includes products such as jerky, meat snacks, sausage, and pepperoni products. Our Snack Food Products segment sells approximately 170 different items through a direct store delivery network and customer-owned distribution centers serving approximately 19,000 supermarkets, mass merchandise and convenience retail stores located in 49 states. These customers are comprised of large retail chains and smaller “independent” operators.

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

16 of 25

Results of Operations for the Twelve Weeks Ended January 20, 2023, and January 21, 2022

Net Sales-Consolidated

Net sales decreased by $2,464 (3.8%) to $61,622 in the first twelve-week period of the 2023 fiscal year compared to the same twelve-week period in fiscal year 2022. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	3.0	2,019
Unit sales volume in pounds	-5.0	(3,360)
Returns activity	-1.4	(840)
Promotional activity	-0.4	(283)
Decrease in net sales	-3.8	(2,464)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $2,033 (16.4%) to $14,399 in the first twelve-week period of the 2023 fiscal year compared to the same twelve-week period in fiscal year 2022. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	7.4	1,035
Unit sales volume in pounds	9.9	1,379
Returns activity	-0.1	(13)
Promotional activity	-0.8	(368)
Increase in net sales	16.4	2,033

The increase in net sales for the twelve-week period ended January 20, 2023, primarily relates to higher unit sales volume in pounds and to a lesser extent higher selling prices per pound implemented during July 2021 and May 2022. Other institutional Frozen Food Products dollar sales, including sheet dough and rolls, increased 20% and retail dollar sales volume increased by 10%. Returns activity increased compared to the same twelve-week period in the 2022 fiscal year. Promotional activity was higher as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment decreased by $4,497 (8.7%) to $47,223 in the first twelve-week period of the 2023 fiscal year compared to the same twelve-week period in fiscal year 2022. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	1.8	985
Unit sales volume in pounds	-8.8	(4,740)
Returns activity	-1.7	(828)
Promotional activity	0.0	86
Decrease in net sales	-8.7	(4,497)

Net sales of Snack Food Products decreased due to lower unit sales volume in pounds through our direct store delivery distribution channel and was partially offset by higher selling prices per pound during the first quarter of fiscal year 2023. We believe demand decreased primarily due to inflationary pressures on consumer spending habits. The weighted average selling price per pound increased compared to the same twelve-week period in the prior fiscal year due to changes in product mix. Returns activity was higher compared to the same twelve-week period in the 2022 fiscal year. Promotional offers remained the same as a percentage of sales.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $3,137 (6.6%) to $44,556 in the first twelve-week period of the 2023 fiscal year compared to the same twelve-week period in fiscal year 2022. The gross margin increased from 25.6% to 28.0% during the first twelve-weeks of fiscal year 2023.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase (Decrease)
Frozen Food Products Segment	1,893	4.0	139
Snack Food Products Segment	(5,030)	-10.6	(4,307)
Total	(3,137)	-6.6	(4,168)

17 of 25

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $1,893 (21.4%) to $10,744 in the first twelve-week period of the 2023 fiscal year compared to the same twelve-week period in fiscal year 2022. The cost of purchased flour increased approximately $139 in the first twelve-week period of fiscal year 2023 compared to the same twelve-week period in fiscal year 2022. Increased unit sales volume in pounds and gross overhead including hourly wages and benefits has increased as a result of continued upward pressures on wages as a result of inflation. In our Frozen Food Products segment, the volume increases in foodservice were not enough to mitigate an increase in overhead per case of product.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $5,030 (12.9%) to $33,812 in the first twelve-week period of the 2023 fiscal year compared to the same twelve-week period in fiscal year 2022 due to lower cost for production materials and lower sales volume in our direct store delivery distribution channel. The cost of significant meat commodities decreased approximately $4,306 in the first twelve-week period of fiscal year 2023 compared to the same period in fiscal year 2022. We increased our net realizable value reserve of $5 during the twelve weeks ended January 20, 2023, to recognize inventory sold through on products already reserved in inventory as of year-end October 28, 2022. We maintain a net realizable reserve of $137 on products as of January 20, 2023, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) increased by $1,063 (7.2%) to $15,794 in the first twelve-week period of fiscal year 2023 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	January 20, 2023	January 21, 2022	Increase (Decrease)
Provision for bad debt	$307	$(81)	$388
Outside storage	353	121	232
Wages and bonus	6,782	6,598	184
Pension expense	36	190	(154)
Other SG&A	8,316	7,903	413
Total - SG&A	$15,794	$14,731	$1,063

The increase in the provision for bad debt expense was mainly the result of estimated losses on older balances. Outside storage increased primarily as a result of the need for additional warehouse capacity to store product. Higher sales commissions resulted in higher wages and bonus expenses in the first twelve weeks of the 2023 fiscal year compared to the same period in the prior year. The decrease in pension expense was a result of an increase in pension plan assets caused by performance of the underlying markets that support them as well as higher pension discount rates resulting in lower liabilities. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher product advertising, workers’ compensation cost, healthcare expense and insurance expense.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $558 (18.1%) to $3,644 in the first twelve-week period of fiscal year 2023 compared to the same twelve-week period in the prior fiscal year. The overall increase in SG&A expenses was due to higher wages and bonuses, provision for bad debt and product advertising.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $505 (4.3%) to $12,150 in the first twelve-week period of fiscal year 2023 compared to the same twelve-week period in the prior fiscal year. Most of the increase was due to higher wages and bonuses, provision for bad debt, workers’ compensation and product advertising, partially offset by decreased fees paid under brand licensing agreements.

18 of 25

Income Taxes-Consolidated

Income tax for the twelve weeks ended January 20, 2023, and January 21, 2022, respectively, was as follows:

	January 20, 2023	January 21, 2022
Provision for income taxes	$398	$66

Effective tax rate	29.9%	17.7%

We recorded a provision for income taxes of $398 for the twelve-week period ended January 20, 2023, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies, and state income taxes.

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We normally fund our operations from cash balances and cash flow generated from operations. We received approximately $60,000 in gross proceeds on June 1, 2022, from the closing of the sale of real property located at 170 N. Green Street in Chicago pursuant to the terms of the CRG Purchase Agreement. We borrowed $2,000 under our revolving line of credit with Wells Fargo Bank, N.A. on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021, $2,000 on December 16, 2021, and $2,000 on January 24, 2022, for a combined total of $18,000. The line of credit was paid off on June 7, 2022, using $18,000 in proceeds from the sale of real property at 170 N. Green Street. The revolving line of credit continues in effect per its terms to August 31, 2023. We entered into a bridge loan with Wells Fargo Bank, N.A. on August 30, 2021, for up to $25,000, of which we used $18,653 to pay off a portion of our existing equipment loans as they came out of the lock out period and could be prepaid. We prepaid and terminated the bridge loan on June 2, 2022, using $18,653 in proceeds from the sale of real property at 170 N. Green Street. As of January 20, 2023, we had $1,099 of current debt on equipment loans, $67,004 of net working capital and $15,000 available under our revolving line of credit with Wells Fargo Bank, N.A. Refer to Note 6 – Equipment Notes Payable and Financial Arrangements of the Notes to the Condensed Consolidated Financial Statements included within this Report for further information.

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

19 of 25

Cash flows from operating activities for the twelve weeks ended:

	January 20, 2023	January 21, 2022
Net income	$932	$307

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,448	1,544
Provision for (recoveries on) losses on accounts receivable	187	(81)
Increase in promotional allowances	751	1,097
Gain on sale of property, plant, and equipment	(72)	(18)
Changes in operating working capital	(5,873)	(4,186)
Net cash used in operating activities	$(2,627)	$(1,337)

For the twelve weeks ended January 20, 2023, net cash used in operating activities was $2,627, $1,290 more cash used than during the same period in fiscal year 2022. The increase in net cash used by operating activities primarily relates to a decrease in accounts payable of $4,563, decrease in other current liabilities of $1,376 partially offset by net income of $932 and a decrease in inventory of $1,713. During the twelve-week period ended January 20, 2023, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 78 days for the twelve-week period ended January 20, 2023. The cash conversion cycle was 72 days for the twelve-week period ended January 21, 2022. The decrease in the cash conversion cycle was mainly due to lower days payable in accounts payable and to a lesser extent increased average days in inventory. We have discontinued accelerating payments on outstanding accounts receivable from Walmart as of July 1, 2022.

For the twelve weeks ended January 21, 2022, net cash used in operating activities was $1,337 and primarily relates to an increase in accounts receivable of $3,226, an increase in inventories of $2,462 and an increase in non-current liabilities of $1,064 partially offset by an increase in accounts payable of $1,722. During the twelve-week period ended January 21, 2022, we did not contribute towards our defined benefit pension plan.

Cash flows from investing activities for the twelve weeks ended:

	January 20, 2023	January 21, 2022
Proceeds from sale of property, plant, and equipment	$72	$18
Additions to property, plant, and equipment	(259)	(381)
Net cash used in investing activities	$(187)	$(363)

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

The table below highlights additions to property, plant and equipment for the twelve weeks ended:

	January 20, 2023	January 21, 2022
Changes in projects in process	$58	$(131)
Building improvements	-	-
Direct store delivery and sales vehicles	186	178
Packaging lines	-	159
Computer software and hardware	-	23
Temperature control	-	-
Processing equipment	15	126
Furniture and fixtures	-	26
Additions to property, plant, and equipment	$259	$381

20 of 25

Cash flows from financing activities for the twelve weeks ended:

	January 20, 2023	January 21, 2022
Payment of lease and right-of-use obligations	$(279)	$(77)
Proceeds from borrowings under revolving credit facilities	-	4,000
Repayments of bank borrowings	(248)	(616)
Net cash (used in) provided by financing activities	$(527)	$3,307

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of January 20, 2023, 120,113 shares remained authorized for repurchase under the program.

Revolving Credit Facility

We maintain a revolving line of credit with Wells Fargo Bank, N.A. that extends through August 31, 2023. As of year-end October 28, 2022, under the terms of this line of credit, we could borrow up to $15,000 at an interest rate equal to the bank’s prime rate or secured overnight financing rate (“SOFR”). The line of credit has an unused commitment fee of 0.25% of the available loan amount. The line of credit is presented under non-current liabilities in the consolidated balance sheets. On December 1, 2021, Wells Fargo Bank, N.A. expanded our line of credit to $25,000 through June 15, 2022, at which time the credit limit returned to $15,000 for the balance of the term. We borrowed $2,000 under this line of credit on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021, and $2,000 on December 26, 2021, and $2,000 on January 24, 2022, for a combined total of $18,000. The outstanding balance under the revolving line of credit with Wells Fargo Bank, N.A. was paid off on June 7, 2022, using $18,000 in proceeds from the sale of a land parcel in Chicago.

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

Bridge Loan

On August 30, 2021, we entered into a loan commitment note for a bridge loan of up to $25,000 to obtain capital to pay off the existing equipment loans as they come out of the lock out period and may be prepaid. The outstanding principal balances of the bridge loan became due and payable in full one Federal Reserve business day after the closing of the real estate transactions contemplated under the CRG Purchase Agreement. We prepaid $18,653 in equipment loans utilizing proceeds from the new bridge loan. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not incur any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial. We prepaid and terminated the bridge loan and related loan commitment note on June 2, 2022, using $18,653 in proceeds from the sale of a land parcel in Chicago pursuant to the CRG Purchase Agreement.

The following table reflects major components of our revolving line of credit and borrowing agreements as of January 20, 2023, and October 28, 2022, respectively.

	January 20, 2023	October 28, 2022

Revolving credit facility	$-	$-
Equipment notes:
3.68% note due 04/16/27, out of lockout 04/17/22	4,666	4,913
SOFR plus 2.00% bridge loan due 08/31/23	-	-
Total debt	4,666	4,913
Less current debt	(1,099)	(1,089)
Total long-term debt	$3,567	$3,824

21 of 25

Loan Covenants

The Wells Fargo Loan Agreements collectively contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. Material covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than 0.85 to 1.0 at each fiscal quarter end,
●	Net Income After Taxes not less than $500 on a quarterly basis, and
●	Capital Expenditures less than $5,000.

As of January 20, 2023 and October 28, 2022, the Company was in compliance with all covenants under the Wells Fargo Loan Agreements.

All of our operating segments have been impacted by inflation, including higher costs for labor, freight, and specific materials. We expect this trend to continue through the remainder of fiscal year 2023. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for the remainder of fiscal year 2023. However, future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

Recently issued accounting pronouncements and regulations

There were no new accounting pronouncements issued or proposed by the FASB during the first twelve weeks of fiscal year 2023, and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Off-Balance Sheet Arrangements

We are not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(b) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. As of January 20, 2023, based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to the material weakness in our internal control over financial reporting related to the Company’s failure to timely report to accounting a change in lease terms from a month-to month lease to a five-year term lease, as disclosed in our Annual Report on Form 10-K for the fiscal year ended October 28, 2022. Management has implemented remediation steps to improve our internal control over financial reporting and believes the issue has been remediated as of the date of this Report.

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

22 of 25

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

Remediation

We began implementing a remediation plan to address the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended October 28, 2022. Management has implemented remediation steps to improve our internal control over financial reporting, including modifying the design of the related internal controls to include verbal communication with plant managers on a quarterly basis, and expanding notification to Operating Committee members for feedback on any additional information on new contractual arrangements for revenue, leases or other types of agreements impacting accounting. In the case of the lease misstatement, we believe the failure to notify management was a one-time oversight and not indicative of a pattern or continuing weakness in the proper functioning of the controls.

The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2023. Notwithstanding the material weakness, we believe the financial statements in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting other than those discussed above that occurred during the fiscal quarter ended January 20, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have considered the impact of federal, state, and local government actions related to the COVID-19 pandemic on our Condensed Consolidated Financial Statements. These business disruptions, in addition to any impacts already experienced, have not had a significant impact on our Condensed Consolidated Financial Statements for the twelve weeks ended January 20, 2023. There may be a future business impact, the extent of which is uncertain and largely subject to whether the severity worsens or what restrictions are implemented by the government.

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

23 of 25

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).

*Furnished herewith.

24 of 25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: March 6, 2023	By:	/s/ Cindy Matthews-Morales
Cindy Matthews-Morales
Chief Financial Officer, Secretary
(Duly Authorized Officer, Principal Financial and Accounting Officer)

25 of 25