Form 10-Q
period 2023-04-14
BRIDGFORD FOODS CORP
filed 2023-05-26
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 14, 2023

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 26, 2023, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods”, “Company”, “we”, “us” or “our” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Page
Part I. Financial Information	3

Item 1. Financial Statements	3

a. Condensed Consolidated Balance Sheets as of April 14, 2023 (unaudited) and October 28, 2022	3

b. Condensed Consolidated Statements of Operations for the twelve and twenty-four weeks ended April 14, 2023 (unaudited) and April 15, 2022 (unaudited)	4

c. Condensed Consolidated Statements of Shareholders’ Equity for the twelve and twenty-four weeks ended April 14, 2023 (unaudited) and April 15, 2022 (unaudited)	5

d. Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended April 14, 2023 (unaudited) and April 15, 2022 (unaudited)	6

e. Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

Part II. Other Information	26

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 6. Exhibits	27

Signatures	28

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 28

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	April 14, 2023	October 28, 2022
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$15,751	$16,333
Accounts receivable, less allowance for doubtful accounts of $361 and $177, respectively, and promotional allowances of $3,838 and $2,771, respectively	29,498	34,541
Inventories, net	39,954	40,533
Refundable income taxes	1,730	1,201
Prepaid expenses and other current assets	2,322	321
Total current assets	89,255	92,929

Property, plant and equipment, net of accumulated depreciation and amortization of $72,300 and $70,968, respectively	69,775	71,830
Other non-current assets	11,829	11,589
Total assets	$170,859	$176,348

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$10,763	$13,658
Accrued payroll, advertising, and other expenses	6,368	6,799
Income taxes payable	224	224
Current notes payable - equipment	1,023	1,089
Current right-of-use leases payable	1,288	1,054
Other current liabilities	1,669	4,029
Total current liabilities	21,335	26,853

Long-term notes payable - equipment	3,400	3,824
Deferred income taxes, net	8,972	8,972
Long-term right-of-use leases payable	3,096	3,420
Other non-current liabilities	6,650	6,954
Total liabilities	43,453	50,023

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	120,399	119,318
Accumulated other comprehensive loss	(10,425)	(10,425)
Total shareholders’ equity	127,406	126,325
Total liabilities and shareholders’ equity	$170,859	$176,348

See accompanying notes to Condensed Consolidated Financial Statements.

3 of 28

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended		24 weeks ended
	April 14, 2023	April 15, 2022	April 14, 2023	April 15, 2022

Net sales	$55,510	$59,986	$117,132	$124,072
Cost of products sold	40,053	43,304	84,609	90,997

Gross margin	15,457	16,682	32,523	33,075

Selling, general and administrative expenses	14,941	15,178	30,735	29,909
Loss (gain) on sale of property, plant, and equipment	232	-	160	(18)
Operating income	284	1,504	1,628	3,184

Other income (expense)
Interest expense	(100)	(318)	(225)	(615)
Cash surrender value gain (loss)	129	10	240	(1,000)
Total other income (expense)	29	(308)	15	(1,615)

Income before taxes	313	1,196	1,643	1,569
Provision for income taxes	164	391	562	457

Net income	$149	$805	$1,081	$1,112

Basic earnings per share	$0.02	$0.09	$0.12	$0.12

Shares used to compute basic earnings per share	9,076,832	9,076,832	9,076,832	9,076,832

See accompanying notes to Condensed Consolidated Financial Statements.

4 of 28

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

24 weeks ended April 15, 2022, and April 14, 2023

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 29, 2021	9,076	$9,134	$8,298	$74,252	$(16,706)	$74,978
Net income	-	-	-	1,112	-	1,112
Balance, April 15, 2022	9,076	$9,134	$8,298	$75,364	$(16,706)	$76,090

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 28, 2022	9,076	$9,134	$8,298	$119,318	$(10,425)	$126,325
Net income	-	-	-	1,081	-	1,081
Balance, April 14, 2023	9,076	$9,134	$8,298	$120,399	$(10,425)	$127,406

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended April 15, 2022, and April 14, 2023

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, January 21, 2022	9,076	$9,134	$8,298	$74,559	$(16,706)	$75,285
Net income	-	-	-	805	-	805
Balance, April 15, 2022	9,076	$9,134	$8,298	$75,364	$(16,706)	$76,090

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, January 20, 2023	9,076	$9,134	$8,298	$120,250	$(10,425)	$127,257
Net income	-	-	-	149	-	149
Balance, April 14, 2023	9,076	$9,134	$8,298	$120,399	$(10,425)	$127,406

See accompanying notes to Condensed Consolidated Financial Statements.

5 of 28

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	24 weeks ended
	April 14, 2023	April 15, 2022
Cash flows from operating activities:

Net income	$1,081	$1,112

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,027	3,158
Provision for losses (recovery on) accounts receivable	195	(10)
Increase in promotional allowances	1,067	2,278
Loss (gain) on sale of property, plant, and equipment	160	(18)

Changes in operating assets and liabilities:

Accounts receivable, net	3,781	(2,438)
Inventories, net	579	(4,164)
Prepaid expenses and other current assets	(2,001)	1,330
Refundable income taxes	(529)	425
Other non-current assets	(240)	1,000
Accounts payable	(2,895)	(159)
Accrued payroll, advertising, and other expenses	(1,485)	(743)
Other current liabilities	(1,193)	1,774
Other non-current liabilities	(250)	(1,272)

Net cash provided by operating activities	1,297	2,273

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	161	18
Additions to property, plant, and equipment	(1,293)	(629)

Net cash used in investing activities	(1,132)	(611)

Cash flows from financing activities:
Payment of lease and right-of-use obligations	(255)	(151)
Proceeds from borrowings under revolving credit facilities	-	6,000
Repayments of bank borrowings	(492)	(1,028)

Net cash (used in) provided by financing activities	(747)	4,821

Net (decrease) increase in cash and cash equivalents and restricted cash	(582)	6,483

Cash and cash equivalents and restricted cash at beginning of period	16,333	375

Cash and cash equivalents at end of period	$15,751	$6,858

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,094	$37
Cash paid for interest	$225	$615

See accompanying notes to Condensed Consolidated Financial Statements.

6 of 28

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies:

The unaudited Condensed Consolidated Financial Statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve weeks ended April 14, 2023 and April 15, 2022 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2022 (the “Annual Report”). Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements, if any, and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

We have considered the impact of federal, state, and local government actions related to the COVID-19 pandemic on our Condensed Consolidated Financial Statements. The business disruptions associated with the pandemic had a minimal impact on our Consolidated Financial Statements for the fiscal year ended October 28, 2022, and during the twelve and twenty-four weeks ended April 14, 2023.  Disruptions from the pandemic include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. The long-term impacts of COVID-19 are unknown and dependent upon future developments including COVID-19 variants and resurgences as well as actions taken by federal, state and local government officials.

The federal Public Health Emergency for COVID-19, declared under Section 319 of the Public Health Service Act expired at the end of the day on May 11, 2023.

The October 28, 2022, balance sheet amounts within these interim Condensed Consolidated Financial Statements were derived from the audited fiscal year 2022 financial statements included in the Company’s annual report of Form 10-K for the fiscal year ended October 28, 2022.

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

Comprehensive income or loss

Comprehensive income or loss consists of net income and additional minimum pension liability adjustments. There were no differences between net income and comprehensive income during each of the twelve and twenty-four weeks ended April 14, 2023, or April 15, 2022.

7 of 28

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twenty-four weeks ended April 14, 2023, and April 15, 2022, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
April 14, 2023	30.4%	27.3%	16.2%	27.1%
April 15, 2022	31.4%	4.4%	17.7%	38.1%

(1)	Walmart AR represented a higher percentage of consolidated AR as of April 14, 2023, due to terminating the accelerated payments on outstanding accounts receivable on July 1, 2022.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve weeks ended April 14, 2023, and April 15, 2022, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
April 14, 2023	30.8%	27.3%	20.1%	27.1%
April 15, 2022	30.5%	4.4%	19.6%	38.1%

(1)	Walmart AR represented a higher percentage of consolidated AR as of April 14, 2023, due to terminating the accelerated payments on outstanding accounts receivable on July 1, 2022.

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

We record revenue at the transaction price which is measured as the amount of consideration we anticipate receiving in exchange for providing products to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for the twelve weeks ended April 14, 2023 and April 15, 2022, were $4,520 and $3,862, respectively. Promotional allowances deducted from sales for the twenty-four weeks ended April 14, 2023, and April 15, 2022, were $8,384 and $7,366, respectively.

Leases

Leases are recognized in accordance with ASC 842 Leases (“ASC 842”) which requires a lessee to recognize assets and liabilities with lease terms of more than twelve months. We lease or rent property for such operations as storing inventory and equipment. We analyze our agreements to evaluate whether or not a lease exists by determining what assets exist for which we control usage for a period of time in exchange for consideration. In the event a lease exists, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease. In the case of month-to-month lease or rental agreements with terms of twelve months or less, we made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. The storage units rented on a month-to-month basis for use by our Snack Food Product segment direct store delivery route system are not costly to relocate and contain no significant leasehold improvements or degree of integration over leased assets. Orders can be fulfilled by another route storage unit interchangeably. No specialized assets exist in the rental storage units. Market price is paid for storage units. No guarantee of debt is made.

8 of 28

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

Subsequent events

Management has evaluated events subsequent to April 14, 2023, through the date that the accompanying Condensed Consolidated Financial Statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

On April 17, 2023, the Company leased one box truck for a market value of $27 and that lease term is two years.

Based on Management’s review, no other material events were identified that require adjustment to the financial statements or additional disclosure.

Basic earnings per share

Basic earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or other potentially dilutive convertible securities were outstanding as of April 14, 2023, or April 15, 2022.

Note 2 – Inventories, net:

Inventories are comprised of the following at the respective period ends:

	April 14, 2023	October 28, 2022
Meat, ingredients, and supplies	$11,756	$10,242
Work in progress	3,679	2,432
Finished goods	24,519	27,859
	$39,954	$40,533

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any estimated excess, obsolete inventories, or impaired balances to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. We maintain a net realizable reserve of $258 as of April 14, 2023, and $131 as of October 28, 2022, on products in inventory after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

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

The Company leases three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks expire in fiscal year 2025. Amortization of equipment as a finance lease was $39 during the twenty-four weeks ended April 14, 2023. The Company leased one box truck for a market value of $27 on April 17, 2023, and that lease term is two years. Please refer to Note 1 - Summary of Significant Accounting Policies - Subsequent events.

The Company performed a detailed analysis and determined that the only indication of a long-term lease in addition to transportation leases for long-haul trucks were the warehouse leases with Hogshed Ventures, LLC and Racine Partners 4333 LLC.

The Company’s five-year term lease with Racine Partners 4333 LLC, was effective June 1, 2022. An ROU asset of $3,782 and corresponding liability for warehouse storage space of $3,823 as of April 14, 2023, was recorded for Racine Partners 4333 LLC for 43rd Street in Chicago, Illinois. This lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 3.68%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

9 of 28

A ROU asset and corresponding liability for warehouse storage space was recorded for $559 for Hogshed Ventures, LLC for 40th Street in Chicago, Illinois, as of April 14, 2023. We lease this space under a non-cancelable operating lease. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further, this lease does not contain contingent rent provisions. This lease was set to terminate on June 30, 2023, but was extended one year on March 1, 2023 and as a result will terminate on June 30, 2024. This lease includes both lease (e.g., fixed rent) and non-lease components (e.g., real estate taxes, insurance, common-area, and other maintenance costs). The non-lease components are deemed to be executory costs and are included in the minimum lease payments used to determine the present value of the operating lease obligation and related ROU asset.

The lease with Hogshed Ventures, LLC does not provide an implicit rate and we estimated our incremental interest rate to be approximately 1.6% for the lease expiring June 30, 2023 and 5.49% for the extended lease expiring June 30, 2024. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

The following is a schedule by years of future minimum lease payments for transportation leases and ROU assets:

Fiscal Year	Financing Obligations
2023	$1,378
2024	681
2025	932
2026	991
Later Years	604
Total Minimum Lease Payments(a)	$4,586
Less: Amount representing executory costs	(27)
Less: Amount representing interest(b)	(2)
Present value of future minimum lease payments(c)	$4,557

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Part I. Financial Information, Item 1. a. of the Condensed Consolidated Balance Sheets as current and noncurrent obligations are capital leases of $90 and $83 under Other current liabilities and Other non-current liabilities, respectively, and right-of-use leases payable of $1,288 and $3,096 are disclosed as line items Current right-of-use leases payable and Long-term ROU leases payable, respectively, as of April 14, 2023.

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

We purchase bulk flour under short-term fixed price contracts at current market prices. The contracts are usually effective for and settle within three months or less at a fixed price and quantity. We monitor and manage our ingredient costs to help negate volatile daily swings in market prices when possible. We do not participate in the commodity futures market or hedging to limit commodity exposure.

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

10 of 28

The following segment information is presented for the twelve weeks ended April 14, 2023, and April 15, 2022, respectively.

Segment Information
Twelve weeks Ended April 14, 2023	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,904	$43,606	$-	$55,510
Cost of products sold	9,478	30,575	-	40,053
Gross margin	2,426	13,031	-	15,457
SG&A	3,244	11,697	-	14,941
Loss on sale of property, plant, and equipment	30	202	-	232
Operating (loss) income	(848)	1,132	-	284

Total assets	$15,046	$124,247	$31,566	$170,859
Additions to PP&E	$164	$870	$-	$1,034

Twelve weeks Ended April 15, 2022	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$12,477	$47,509	$-	$59,986
Cost of products sold	8,649	34,655	-	43,304
Gross margin	3,828	12,854	-	16,682
SG&A	3,286	11,892	-	15,178
Gain on sale of property, plant, and equipment	-	-	-	-
Operating income	542	962	-	1,504

Total assets	$14,484	$121,521	$26,318	$162,323
Additions to PP&E	$(54)	$303	$-	$249

The following segment information is presented for the twenty-four weeks ended April 14, 2023, and April 15, 2022, respectively.

Twenty-four weeks Ended April 14, 2023	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$26,303	$90,829	$-	$117,132
Cost of products sold	20,223	64,386	-	84,609
Gross margin	6,080	26,443	-	32,523
SG&A	6,888	23,847	-	30,735
Loss on sale of property, plant, and equipment	30	130	-	160
Operating (loss) income	(838)	2,466	-	1,628

Total assets	$15,046	$124,247	$31,566	$170,859
Additions to PP&E	$378	$915	$-	$1,293

Twenty-four weeks Ended April 15, 2022	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$24,843	$99,229	$-	$124,072
Cost of products sold	17,500	73,497	-	90,997
Gross margin	7,343	25,732	-	33,075
SG&A	6,373	23,536	-	29,909
Gain on sale of property, plant, and equipment	-	(18)	-	(18)
Operating income	970	2,214	-	3,184

Total assets	$14,484	$121,521	$26,318	$162,323
Additions to PP&E	$6	$623	$-	$629

11 of 28

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended April 14, 2023, and April 15, 2022, respectively.

Twelve weeks Ended April 14, 2023

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$29,053	$-	$29,053
Direct customer warehouse	14,553	-	14,553
Total Snack Food Products	43,606	-	43,606

Distributors	1,276	10,628	11,904
Total Frozen Food Products	1,276	10,628	11,904

Totals	$44,882	$10,628	$55,510

Twelve weeks Ended April 15, 2022

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$31,065	$-	$31,065
Direct customer warehouse	16,444	-	16,444
Total Snack Food Products	47,509	-	47,509

Distributors	1,576	10,901	12,477
Total Frozen Food Products	1,576	10,901	12,477

Totals	$49,085	$10,901	$59,986

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

Twenty-four weeks Ended April 14, 2023

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$63,099	$-	$63,099
Direct customer warehouse	27,730	-	27,730
Total Snack Food Products	90,829	-	90,829

Distributors	4,483	21,820	26,303
Total Frozen Food Products	4,483	21,820	26,303

Totals	$95,312	$21,820	$117,132

Twenty-four weeks Ended April 15, 2022 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$67,694	$-	$67,694
Direct customer warehouse	31,535	-	31,535
Total Snack Food Products	99,229	-	99,229

Distributors	4,515	20,328	24,843
Total Frozen Food Products	4,515	20,328	24,843

Totals	$103,744	$20,328	$124,072

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

12 of 28

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

The Company’s effective tax rate was 34.2% and 29.1% for the second quarter of fiscal 2023 and 2022, respectively. The effective tax rate for the second quarter of fiscal 2023 reflects the impact of $562 of tax expense.

As of April 14, 2023, the Company has a federal NOL carry forward of approximately $0 and state NOL carry forwards of approximately $4,600.

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

13 of 28

The following table reflects major components of our revolving line of credit and borrowing agreements as of April 14, 2023, and October 28, 2022, respectively.

	April 14, 2023	October 28, 2022

Revolving credit facility	$-	$-
Equipment notes:
3.68% note due 04/16/27, out of lockout 04/17/22	4,423	4,913
SOFR plus 2.00% bridge loan due 08/31/23	-	-
Total debt	4,423	4,913
Less current debt	(1,023)	(1,089)
Total long-term debt	$3,400	$3,824

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

As of April 14, 2023, the Company was in violation of the net income after taxes covenant which was subsequently waived (per letter dated May 23, 2023). As of April 14, 2023 and October 28, 2022, the Company was in compliance with all other covenants under the Wells Fargo Loan Agreements.

14 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included within in this Report, and the information and documents incorporated by reference with this Report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts; statements relating to forecasts of our liquidity position or available cash resources; statements regarding operational challenges, including as a result of global supply chain disruptions and labor shortages; statements regarding inflationary pressures and the resulting impact on our results of operations; statements regarding new regulations related to federal income tax and the impact on our financial statements and cash flow; statements regarding the impact of the adoption of recent accounting pronouncements on our business; statements regarding the anticipated impact of the global novel coronavirus (“COVID-19”) pandemic; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; macroeconomic conditions, including global financial pressures, inflation, market volatility, and recessionary concerns; success of operating initiatives; development and operating costs; trends impacting the purchasing behavior of our customers and consumers; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; including the effects of climate change and changes in the regulatory environment and consumer demand to mitigate these effects; construction schedules; the impact of the COVID-19 pandemic on our production facilities, supply chain, consumer demand, and cost of products sold, the impact of competitive products and pricing; and other factors referenced in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”). In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended October 28, 2022 (the “Annual Report”) as well as our other filings with the SEC with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

COVID-19

We have considered the impact of federal, state, and local government actions related to the COVID-19 pandemic on our Condensed Consolidated Financial Statements. The business disruptions associated with the pandemic had a minimal impact on our Consolidated Financial Statements for the fiscal year ended October 28, 2022, and during the twelve and twenty-four weeks ended April 14, 2023.  Disruptions from the pandemic include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. The long-term impacts of COVID-19 are unknown and dependent upon future developments including COVID-19 variants and resurgences as well as actions taken by federal, state and local government officials.

The federal Public Health Emergency for COVID-19, declared under Section 319 of the Public Health Service Act expired at the end of the day on May 11, 2023.

15 of 28

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of April 30, 2023, was 4.76% as compared to 5.51% as of October 28, 2022. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twenty-four weeks ended April 14, 2023, and April 15, 2022, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
April 14, 2023	30.4%	27.3%	16.2%	27.1%
April 15, 2022	31.4%	4.4%	17.7%	38.1%

(1)	Walmart AR represented a higher percentage of consolidated AR as of April 14, 2023, due to terminating the accelerated payments on outstanding accounts receivable on July 1, 2022.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended April 14, 2023, and April 15, 2022, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
April 14, 2023	30.8%	27.3%	20.1%	27.1%
April 15, 2022	30.5%	4.4%	19.6%	38.1%

(1)	Walmart AR represented a higher percentage of consolidated AR as of April 14, 2023, due to terminating the accelerated payments on outstanding accounts receivable on July 1, 2022.

Revenues are recognized in accordance with ASC 606 – Revenue from Contracts with Customers upon passage of title to the customer, typically upon product pick-up, shipment, or delivery to customers. Products are delivered to customers primarily through our own long-haul fleet, common carrier, or through a Company owned direct store delivery system.

Concentration Risk

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

16 of 28

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

We are subject to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”). Requirements of the law include the removal of the lifetime limits on active and retiree medical coverage, expanding dependent coverage to age 26 and the elimination of pre-existing conditions that may impact other postretirement benefits costs. The PPACA law also includes a potential excise tax on the value of benefits that exceed a pre-defined limit. Fortunately, this potential tax has been indefinitely deferred and we do not see significant financial exposure. Finally, the PPACA includes provisions that require employers to offer health benefits to all full-time employees (defined as 30 hours per week). The health coverage must meet minimum standards for the actuarial value of the benefits offered and employee affordability. We believe that the current administration seems more likely to enhance the scope and coverage associated with PPACA than to repeal or significantly change this law. The recent legislative packages related to pandemic relief included some minor provisions that will impact health benefits in the future. These changes most prominently focus on the impact of surprise balance bills from out-of-network providers. Our health care plans as they exist in 2023 are compliant with all applicable regulations that exist currently. As we look to the future, we anticipate that future legislative action will impact the plans offered to active and retired participants. As we have done in the past, our executive team will continue to assess the accounting implications of the PPACA and potential future legislation to determine the impact on our financial position and results of operations. The potential future effects and cost of complying with the legislative changes is not determinable currently.

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

Frozen Food Products Segment

Our Frozen Food Products segment primarily manufactures and distributes biscuits, bread dough items, roll dough items and shelf stable sandwiches. All items within this segment are considered similar products and have been aggregated at this level. Our frozen food business covers the United States. Products produced by the Frozen Food Products segment are generally supplied to food service and retail distributors who take title to the product upon shipment receipt through Company-leased long-haul vehicles. We leverage relationships with regional sales managers, and we maintain a network of independent food service and retail brokers covering most of the United States. Brokers are compensated on a commission basis. We believe that our broker relationships, in close cooperation with our regional sales managers, are a valuable asset providing significant new products and customer opportunities. Regional sales managers perform several significant functions for us, including identifying and developing new business opportunities and providing customer service and support to our distributors and end purchasers through the effective use of our broker network.

Snack Food Products Segment

Our Snack Food Products segment primarily distributes products manufactured by us. All items within this segment are considered similar products and have been aggregated at this level. The dry sausage division includes products such as jerky, meat snacks, sausage, and pepperoni products. Our Snack Food Products segment sells approximately 170 different items through a direct store delivery network and customer-owned distribution centers serving approximately 19,000 supermarkets, mass merchandise and convenience retail stores located in 50 states. These customers are comprised of large retail chains and smaller “independent” operators.

Products produced or distributed by the Snack Food Products segment are supplied to customers through either direct-store-delivery or direct delivery to customer warehouses. Products delivered using the Company-owned fleet direct to the store is considered a direct-store-delivery. In this case, we provide the service of setting up and maintaining the display and stocking our products. Products delivered to customer warehouses are distributed to the retail store and stocked by the customer where it is then resold to the end consumer.

17 of 28

Results of Operations for the Twelve Weeks Ended April 14, 2023, and April 15, 2022

Net Sales-Consolidated

Net sales decreased by $4,476 (7.5%) to $55,510 in the second twelve-week period of the 2023 fiscal year compared to the same twelve-week period in fiscal year 2022. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	2.1	1,339
Unit sales volume in pounds	-7.7	(4,983)
Returns activity	-0.4	(142)
Promotional activity	-1.5	(690)
Decrease in net sales	-7.5	(4,476)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $573 (4.6%) to $11,904 in the second twelve-week period of the 2023 fiscal year compared to the same twelve-week period in fiscal year 2022. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	6.7	957
Unit sales volume in pounds	-8.8	(1,262)
Returns activity	0.0	2
Promotional activity	-2.5	(270)
Decrease in net sales	-4.6	(573)

The decrease in net sales for the twelve-week period ended April 14, 2023, primarily relates to lower unit sales volume in pounds partially offset by higher selling prices per pound implemented during July 2021 and May 2022. Other institutional Frozen Food Products dollar sales, including sheet dough and rolls, increased 6% and retail dollar sales volume decreased by 16%. We believe demand decreased due to impacts of an inflationary environment on consumer spending habits. Returns activity remained unchanged compared to the same twelve-week period in the 2022 fiscal year. Promotional activity was higher as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment decreased by $3,903 (8.2%) to $43,606 in the second twelve-week period of the 2023 fiscal year compared to the same twelve-week period in fiscal year 2022. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	0.8	382
Unit sales volume in pounds	-7.3	(3,721)
Returns activity	-0.5	(145)
Promotional activity	-1.2	(419)
Decrease in net sales	-8.2	(3,903)

Net sales of Snack Food Products decreased due to lower unit sales volume in pounds through our direct store delivery distribution channel and was partially offset by higher selling prices per pound during the second quarter of fiscal year 2023. We believe demand decreased primarily due to inflationary pressures on consumer spending habits. The weighted average selling price per pound increased compared to the same twelve-week period in the prior fiscal year due to changes in product mix. Returns activity was higher compared to the same twelve-week period in the 2022 fiscal year. Promotional activity increased as a percentage of sales.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $3,251 (7.5%) to $40,053 in the second twelve-week period of the 2023 fiscal year compared to the same twelve-week period in fiscal year 2022. The gross margin remained the same at 27.8% during the second twelve-weeks of fiscal year 2023 compared to the same twelve-week period in fiscal year 2022.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase (Decrease)
Frozen Food Products Segment	829	1.9	61
Snack Food Products Segment	(4,080)	-9.4	(1,911)
Total	(3,251)	-7.5	(1,850)

18 of 28

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $829 (9.6%) to $9,478 in the second twelve-week period of the 2023 fiscal year compared to the same twelve-week period in fiscal year 2022. The cost of purchased flour increased approximately $61 in the second twelve-week period of fiscal year 2023 compared to the same twelve-week period in fiscal year 2022. Gross overhead increased as a result of continued upward pressures on input costs impacted by inflation. In our Frozen Food Products segment, the volume increases in foodservice were not enough to mitigate an increase in overhead per case of product.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $4,080 (11.8%) to $30,575 in the second twelve-week period of the 2023 fiscal year compared to the same twelve-week period in fiscal year 2022 due to lower cost for production materials and lower sales volume in our direct store delivery distribution channel. The cost of significant meat commodities decreased approximately $1,911 in the second twelve-week period of fiscal year 2023 compared to the same period in fiscal year 2022. We increased our net realizable value reserve of $122 during the twelve weeks ended April 14, 2023, to recognize inventory sold through on products already reserved in inventory as of year-end October 28, 2022. We maintain a net realizable reserve of $258 on products as of April 14, 2023, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) decreased by $237 (1.6%) to $14,941 in the second twelve-week period of fiscal year 2023 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	April 14, 2023	April 15, 2022	Increase (Decrease)
Wages and bonus	$5,994	$6,506	$(512)
Pension expense (income)	43	(367)	410
Outside storage	466	137	329
Healthcare expense	650	907	(257)
Provision for bad debt	(112)	71	(183)
Other SG&A	7,900	7,924	(24)
Total - SG&A	$14,941	$15,178	$(237)

Lower sales commissions due to lower sales volume in pounds resulted in lower wages and bonus expenses in the second twelve weeks of the 2023 fiscal year compared to the same period in the prior year. The increase in pension expense was a result of a decrease in pension plan assets caused by performance of the underlying markets that support them. Outside storage increased primarily as a result of the need for additional warehouse capacity to store products and house equipment to keep a portion of the space climate controlled. Healthcare costs have decreased due to favorable claim trends. The decrease in the provision for bad debt expense was mainly the result of recoveries of losses on older balances. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the decrease of “Other SG&A” expenses were lower postage expense and sales taxes partially offset by higher travel expense.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $42 (1.3%) to $3,244 in the second twelve-week period of fiscal year 2023 compared to the same twelve-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower wages and bonuses, partially offset by higher product advertising.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment decreased by $195 (1.6%) to $11,697 in the second twelve-week period of fiscal year 2023 compared to the same twelve-week period in the prior fiscal year. Most of the decrease was due to lower wages and bonuses, decreased fees paid under brand licensing agreements and lower postage expense partially offset by higher pension expense and higher outside storage fees.

19 of 28

Income Taxes-Consolidated

Income tax for the twelve weeks ended April 14, 2023, and April 15, 2022, respectively, was as follows:

	April 14, 2023	April 15, 2022
Provision for income taxes	$164	$391

Effective tax rate	52.4%	32.7%

We recorded a provision for income taxes of $164 for the twelve-week period ended April 14, 2023, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies, and state income taxes.

Results of Operations for the Twenty-Four Weeks Ended April 14, 2023, and April 15, 2022

Net Sales-Consolidated

Net sales decreased by $6,940 (5.6%) to $117,132 in the twenty-four-week period ended April 14, 2023, compared to the same period in fiscal year 2022. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	2.0	2,683
Unit sales volume in pounds	-5.8	(7,668)
Returns activity	-0.9	(982)
Promotional activity	-0.9	(973)
Decrease in net sales	-5.6	(6,940)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $1,460 (5.9%) to $26,303 in the twenty-four-week period ended April 14, 2023 compared to the same twenty-four-week period in fiscal year 2022. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	7.0	1,973
Unit sales volume in pounds	0.5	136
Returns activity	0.0	(11)
Promotional activity	-1.6	(638)
Increase in net sales	5.9	1,460

The increase in net sales for the twenty-four-week period ended April 14, 2023 primarily relates to higher unit sales volume coupled with a higher selling price per pound. The increase in net sales was primarily driven by a significant increase in volume to institutional customers and an increase in selling prices due to price increases implemented during the fourth quarter of fiscal year 2022. Other institutional Frozen Food Products sales, including sheet dough and rolls, increased 13% by volume while retail sales volume remained steady. Returns activity remained the same compared to the same twenty-four-week period in the 2022 fiscal year. Promotional activity was higher as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment decreased by $8,400 (8.5%) to $90,829 in the twenty-four-week period ended April 14, 2023, compared to the same twenty-four-week period in fiscal year 2022. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	0.7	710
Unit sales volume in pounds	-7.5	(7,804)
Returns activity	-1.2	(971)
Promotional activity	-0.5	(335)
Decrease in net sales	-8.5	(8,400)

20 of 28

Net sales of Snack Food Products decreased due to lower sales through our direct store delivery distribution channel during the first twenty-four weeks of fiscal year 2023. The weighted average selling price per pound increased compared to the same twenty-four-week period in the prior fiscal year due to price increases implemented in response to record high meat commodity input costs. Unit sales volume in pounds was lower as compared to the prior year comparable twenty-four-week period. We believe demand decreased primarily due to inflationary pressures on consumer spending habits. Returns activity was higher compared to the same twenty-four-week period in the 2022 fiscal year. Promotional offers decreased due to lower sales to high-volume, high-promotion customers.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $6,388 (7.0%) to $84,609 in the twenty-four-week period ended April 14, 2023, year compared to the same twenty-four-week period in fiscal year 2022. The gross margin increased from 26.7% to 27.8% during the 2023 period.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase (Decrease)
Frozen Food Products Segment	2,723	3.0	200
Snack Food Products Segment	(9,111)	-10.0	(6,218)
Total	(6,388)	-7.0	(6,018)

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $2,723 (15.6%) to $20,223 in the first twenty-four-week period of the 2023 fiscal year compared to the same twenty-four-week period in fiscal year 2022. Increased volume and changes in the product mix were the primary contributing factors to this increase. The cost of purchased flour increased approximately $200 in the first twenty-four-week period of fiscal year 2023 compared to the same twenty-four-week period in fiscal year 2022. In our Frozen Food Products segment, the volume increases in foodservice have increased the cost of productions materials, direct production labor and gross overhead.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $9,111 (12.4%) to $64,386 in the first twenty-four-week period of the 2023 fiscal year compared to the same twenty-four-week period in fiscal year 2022 due to lower cost for production materials and lower sales volume in our direct store delivery distribution channel. The cost of significant meat commodities decreased approximately $6,218 in the twenty-four-week period of fiscal year 2023 compared to the same period in fiscal year 2022 due to lower pressure on commodity markets. We increased our net realizable value reserve of $127 during the twenty-four weeks ended April 14, 2023, to recognize inventory sold through on products already reserved in inventory as of year-end October 28, 2022. We maintain a net realizable reserve of $258 on products as of April 14, 2023, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $826 (2.8%) to $30,735 in the twenty-four-week period ended April 14, 2023, compared to the same twenty-four-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	24 Weeks Ended		Expense
	April 14, 2023	April 15, 2022	Increase (Decrease)
Outside storage	$819	$257	$562
Wages and bonus	12,776	13,104	(328)
Travel expenses	1,137	867	270
Pension expense (income)	79	(176)	255
Postage expense	270	451	(181)
Healthcare expenses	1,306	1,479	(173)
Workers’ compensation costs	449	291	158
Other SG&A	13,899	13,636	263
Total - SG&A	$30,735	$29,909	$826

Outside storage increased primarily as a result of the need for additional warehouse capacity to store product. Lower sales commissions resulted in lower wages and bonus expenses in the first twenty-four weeks of the 2023 fiscal year compared to the same period in the prior year. Travel expense increased due to participation in food shows and in-person business meetings. Postage expense has decreased due to a focus on working with outside carriers to minimize postage expense. Healthcare costs have decreased due to favorable claim trends. The increase in pension expenses was a result of a decrease in pension plan assets caused by performance of the underlying markets that support them. Workers’ compensation costs increased due to unfavorable trends in claims experience in the current fiscal year. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher product advertising and insurance premiums.

21 of 28

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $515 (8.1%) to $6,888 in the first twenty-four-week period of fiscal year 2023 compared to the same twenty-four-week period in the prior fiscal year. The overall increase in SG&A expenses was due to higher sales volume and higher pension expenses and workers’ compensation costs.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $311 (1.3%) to $23,847 in the first twenty-four-week period of fiscal year 2023 compared to the same twenty-four-week period in the prior fiscal year. Most of the increase was due to higher outside storage fees, higher pension expense and higher workers’ compensation costs.

Income Taxes-Consolidated

Income tax for the twenty-four weeks ended April 14, 2023 and April 15, 2022, respectively, was as follows:

	April 14, 2023	April 15, 2022
Provision for income taxes	$562	$457

Effective tax rate	34.2%	29.1%

We recorded a tax provision of $562 for the twenty-four-week period ended April 14, 2023, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We normally fund our operations from cash balances and cash flow generated from operations. We received approximately $60,000 in gross proceeds on June 1, 2022, from the closing of the sale of real property located at 170 N. Green Street in Chicago pursuant to the terms of the CRG Purchase Agreement. We borrowed $2,000 under our revolving line of credit with Wells Fargo Bank, N.A. on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021, $2,000 on December 16, 2021, and $2,000 on January 24, 2022, for a combined total of $18,000. The line of credit was paid off on June 7, 2022, using $18,000 in proceeds from the sale of real property at 170 N. Green Street. The revolving line of credit continues in effect per its terms to August 31, 2023. We entered into a bridge loan with Wells Fargo Bank, N.A. on August 30, 2021, for up to $25,000, of which we used $18,653 to pay off a portion of our existing equipment loans as they came out of the lock out period and could be prepaid. We prepaid and terminated the bridge loan on June 2, 2022, using $18,653 in proceeds from the sale of real property at 170 N. Green Street. As of April 14, 2023, we had $1,023 of current debt on equipment loans, $67,920 of net working capital and $15,000 available under our revolving line of credit with Wells Fargo Bank, N.A. Refer to Note 6 – Equipment Notes Payable and Financial Arrangements of the Notes to the Condensed Consolidated Financial Statements included within this Report for further information.

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

22 of 28

Cash flows from operating activities for the twenty-four weeks ended:

	April 14, 2023	April 15, 2022
Net income	$1,081	$1,112

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,027	3,158
Provision for (recoveries on) losses on accounts receivable	195	(10)
Increase in promotional allowances	1,067	2,278
Loss (gain) on sale of property, plant, and equipment	160	(18)
Changes in operating working capital	(4,233)	(4,247)
Net cash provided by operating activities	$1,297	$2,273

For the twenty-four weeks ended April 14, 2023, net cash provided by operating activities was $1,297, $976 less cash provided than during the same period in fiscal year 2022. The decrease in net cash provided by operating activities primarily relates to a decrease in accounts payable of $2,895, an increase in prepaid expenses and other current assets of $2,001 partially offset by lower accounts receivable of $3,781. During the twenty-four-week period ended April 14, 2023, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

For the twenty-four weeks ended April 15, 2022, net cash provided by operating activities was $2,273 and primarily relates to net income of $1,112, increase in promotional allowance of $2,278, partially offset by an increase in accounts receivable of $2,438, an increase in inventories of $4,164 and an increase in non-current liabilities of $1,272. During the twenty-four-week period ended April 15, 2022, we did not contribute towards our defined benefit pension plan.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 80 days for the twenty-four-week period ended April 14, 2023. The cash conversion cycle was 72 days for the twenty-four-week period ended April 15, 2022. The increase in the cash conversion cycle from 72 days to 80 days was mainly due to higher days sales outstanding and to a lesser extent higher days payable in accounts payable. We have discontinued accelerating payments on outstanding accounts receivable from Walmart as of July 1, 2022.

Cash flows from investing activities for the twenty-four weeks ended:

	April 14, 2023	April 15, 2022
Proceeds from sale of property, plant, and equipment	$161	$18
Additions to property, plant, and equipment	(1,293)	(629)
Net cash used in investing activities	$(1,132)	$(611)

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

The table below highlights additions to property, plant and equipment for the twenty-four weeks ended:

	April 14, 2023	April 15, 2022
Changes in projects in process	$(137)	$(140)
Building improvements	-	-
Direct store delivery and sales vehicles	514	372
Packaging lines	564	159
Computer software and hardware	-	23
Quality control	103	-
Processing equipment	66	184
Furniture and fixtures	22	31
Additions to property, plant, and equipment	$1,132	$629

23 of 28

Cash flows from financing activities for the twenty-four weeks ended:

	April 14, 2023	April 15, 2022
Payment of lease and right-of-use obligations	$(255)	$(151)
Proceeds from borrowings under revolving credit facilities	-	6,000
Repayments of bank borrowings	(492)	(1,028)
Net cash (used in) provided by financing activities	$(747)	$4,821

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of April 14, 2023, 120,113 shares remained authorized for repurchase under the program.

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

Equipment Notes Payable

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo Bank, N.A. on each of: April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”). Pursuant to the Wells Fargo Loan Agreements, we owe the amounts as stated in the table below.

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

The following table reflects major components of our revolving line of credit and borrowing agreements as of April 14, 2023, and October 28, 2022, respectively.

	April 14, 2023	October 28, 2022

Revolving credit facility	$-	$-
Equipment notes:
3.68% note due 04/16/27, out of lockout 04/17/22	4,423	4,913
SOFR plus 2.00% bridge loan due 08/31/23	-	-
Total debt	4,423	4,913
Less current debt	(1,023)	(1,089)
Total long-term debt	$3,400	$3,824

24 of 28

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

As of April 14, 2023, the Company was in violation of the net income after taxes covenant which was subsequently waived (per letter dated May 23, 2023). The Company was in compliance with all other covenants under the Wells Fargo Loan Agreements as of April 14, 2023 and October 28, 2022.

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

Recently issued accounting pronouncements and regulations

There were no new accounting pronouncements issued or proposed by the FASB during the first twenty-four weeks of fiscal year 2023 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Off-Balance Sheet Arrangements

We are not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(b) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. As of April 14, 2023, based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of fiscal year ended October 28, 2022 due to the material weakness in our internal control over financial reporting related to the Company’s failure to timely report to accounting a change in lease terms from a month-to month lease to a five-year term lease, as disclosed in our Annual Report on Form 10-K for the fiscal year ended October 28, 2022. Management has implemented remediation steps to improve our internal control over financial reporting and believes the issue will be remediated prior to the end of fiscal year 2023.

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

25 of 28

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting other than those discussed above that occurred during the fiscal quarter ended April 14, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings, disputes, and other claims arising in the ordinary course of business. Although the results of these ordinary course matters cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, regardless of the merit of the claims raised or the outcome, these ordinary course matters can have an adverse impact on us as a result of legal costs, diversion of management's time and resources, and other factors.

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

26 of 28

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1#	Consulting Agreement by and between Bridgford Foods Corporation and Raymond F. Lancy dated February 2, 2023.	8-K	000-02396	10.1	2/2/23
31.1	Certification of Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).

# Indicates management contract, compensatory plan or arrangement.

*Furnished herewith.

27 of 28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: May 26, 2023	By:	/s/ Cindy Matthews-Morales
Cindy Matthews-Morales
Chief Financial Officer, Secretary
(Duly Authorized Officer, Principal Financial and Accounting Officer)

28 of 28