Form 10-Q
period 2023-07-07
BRIDGFORD FOODS CORP
filed 2023-08-18
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 7, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ____

Commission file number: 000-02396

BRIDGFORD FOODS CORPORATION

(Exact name of registrant as specified in its charter)

Texas	95-1778176
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification number)

1707 S. Good-Latimer Expressway, Dallas, TX	75226
(Address of principal executive offices)	(Zip code)

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

As of August 18, 2023, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods”, “Company”, “we”, “us” or “our” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Page
Part I. Financial Information	3

Item 1. Financial Statements	3

a. Condensed Consolidated Balance Sheets as of July 7, 2023 (unaudited) and October 28, 2022	3

b. Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended July 7, 2023 (unaudited) and July 8, 2022 (unaudited)	4

c. Condensed Consolidated Statements of Shareholders’ Equity for the twelve and thirty-six weeks ended July 7, 2023 (unaudited) and July 8, 2022 (unaudited)	5

d. Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended July 7, 2023 (unaudited) and July 8, 2022 (unaudited)	6

e. Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

Part II. Other Information	26

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 6. Exhibits	27

Signatures	28

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 28

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	July 7, 2023	October 28, 2022
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$12,765	$16,333
Accounts receivable, less allowance for doubtful accounts of $225 and $177 , respectively, and promotional allowances of $2,634 and $2,771, respectively	30,089	34,541
Inventories, net	43,714	40,533
Refundable income taxes	1,484	1,201
Prepaid expenses and other current assets	1,661	321
Total current assets	89,713	92,929

Property, plant and equipment, net of accumulated depreciation and amortization of $72,300 and $70,968, respectively	69,456	71,830
Other non-current assets	12,264	11,589
Total assets	$171,433	$176,348

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$10,448	$13,658
Accrued payroll, advertising, and other expenses	6,814	6,799
Income taxes payable	224	224
Current notes payable - equipment	1,032	1,089
Current right-of-use leases payable	1,235	1,054
Other current liabilities	1,787	4,029
Total current liabilities	21,540	26,853

Long-term notes payable - equipment	3,139	3,824
Deferred income taxes, net	8,972	8,972
Long-term right-of-use leases payable	2,753	3,420
Executive retirement plans	4,953	4,852
Other non-current liabilities	1,986	2,102
Total liabilities	43,343	50,023

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	121,083	119,318
Accumulated other comprehensive loss	(10,425)	(10,425)
Total shareholders’ equity	128,090	126,325
Total liabilities and shareholders’ equity	$171,433	$176,348

See accompanying notes to Condensed Consolidated Financial Statements.

3 of 28

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended		36 weeks ended
	July 7, 2023	July 8, 2022	July 7, 2023	July 8, 2022

Net sales	$54,189	$59,519	$171,321	$183,591
Cost of products sold	38,898	42,498	123,507	133,495

Gross margin	15,291	17,021	47,814	50,096

Selling, general and administrative expenses	14,657	15,220	45,392	45,129
Loss (gain) on sale of property, plant, and equipment	37	(57,645)	197	(57,663)
Operating income	597	59,446	2,225	62,630

Other income (expense)
Interest expense	(90)	(261)	(315)	(876)
Cash surrender value gain (loss)	435	(1,001)	675	(2,001)
Total other income (expense)	345	(1,262)	360	(2,877)

Income before taxes	942	58,184	2,585	59,753
Provision for income taxes	258	16,886	820	17,343

Net income	$684	$41,298	$1,765	$42,410

Basic earnings per share	$0.08	$4.55	$0.19	$4.67

Shares used to compute basic earnings per share	9,076,832	9,076,832	9,076,832	9,076,832

See accompanying notes to Condensed Consolidated Financial Statements.

4 of 28

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

36 weeks ended July 8, 2022, and July 7, 2023

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 29, 2021	9,076	$9,134	$8,298	$74,252	$(16,706)	$74,978
Net income	-	-	-	42,410	-	42,410
Balance, July 8, 2022	9,076	$9,134	$8,298	$116,662	$(16,706)	$117,388

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 28, 2022	9,076	$9,134	$8,298	$119,318	$(10,425)	$126,325
Net income	-	-	-	1,765	-	1,765
Balance, July 7, 2023	9,076	$9,134	$8,298	$121,083	$(10,425)	$128,090

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended July 8, 2022, and July 7, 2023

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, April 15, 2022	9,076	$9,134	$8,298	$75,364	$(16,706)	$76,090
Net income	-	-	-	41,298	-	41,298
Balance, July 8, 2022	9,076	$9,134	$8,298	$116,662	$(16,706)	$117,388

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, April 14, 2023	9,076	$9,134	$8,298	$120,399	$(10,425)	$127,406
Net income	-	-	-	684	-	684
Balance, July 07, 2023	9,076	$9,134	$8,298	$121,083	$(10,425)	$128,090

See accompanying notes to Condensed Consolidated Financial Statements.

5 of 28

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	36 weeks ended
	July 7, 2023	July 8, 2022
Cash flows from operating activities:

Net income	$1,765	$42,410

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	4,378	4,588
Provision for losses on accounts receivable	65	100
(Decrease) increase in promotional allowances	(137)	207
Loss (gain) on sale of property, plant, and equipment	197	(57,663)

Changes in operating assets and liabilities:

Accounts receivable, net	4,524	(7,012)
Inventories, net	(3,181)	(5,251)
Prepaid expenses and other current assets	(1,340)	1,407
Refundable income taxes	(283)	632
Other non-current assets	(675)	2,001
Accounts payable	(3,210)	(378)
Accrued payroll, advertising, and other expenses	(1,040)	23
Other current liabilities	(1,046)	(2,181)
Income taxes payable	-	17,218
Other non-current liabilities	78	(1,089)

Net cash provided by (used in) operating activities	95	(4,988)

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	186	60,034
Additions to property, plant, and equipment	(2,387)	(3,112)

Net cash (used in) provided by investing activities	(2,201)	56,922

Cash flows from financing activities:
Payment of lease and right-of-use obligations	(719)	(288)
Proceeds from borrowings under revolving credit facilities	-	6,000
Repayment of borrowings under revolving credit facilities	-	(18,000)
Repayments of bank borrowings	(743)	(19,912)

Net cash used in financing activities	(1,462)	(32,200)

Net (decrease) increase in cash and cash equivalents and restricted cash	(3,568)	19,734

Cash and cash equivalents and restricted cash at beginning of period	16,333	375

Cash and cash equivalents at end of period	$12,765	$20,109

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,108	$73
Cash paid for interest	$316	$876

See accompanying notes to Condensed Consolidated Financial Statements.

6 of 28

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies:

The unaudited Condensed Consolidated Financial Statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve weeks ended July 7, 2023 and July 8, 2022 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2022 (the “Annual Report”). Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements, if any, and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

We have considered the impact of federal, state, and local government actions related to the COVID-19 pandemic on our Condensed Consolidated Financial Statements. The business disruptions associated with the pandemic had a minimal impact on our Consolidated Financial Statements for the fiscal year ended October 28, 2022, and during the twelve and thirty-six weeks ended July 7, 2023. Disruptions from the pandemic include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. The long-term impacts of COVID-19 are unknown and dependent upon future developments including COVID-19 variants and resurgences as well as actions taken by federal, state and local government officials.

The federal Public Health Emergency for COVID-19, declared under Section 319 of the Public Health Service Act expired at the end of the day on May 11, 2023.

The October 28, 2022, balance sheet amounts within these interim Condensed Consolidated Financial Statements were derived from the audited fiscal year 2022 financial statements included in the Company’s Annual Report.

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting periods. Some of the estimates made by management include the allowance for doubtful accounts, promotional and returns allowances, inventory reserves, the estimated useful lives of property, plant and equipment, and the valuation allowance for the Company’s deferred tax assets. Management determines the amounts to record based on historical experience and various other assumptions that we view as reasonable under the circumstances and consider all relevant available information. Actual results could materially differ from these estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates. Market conditions and the volatility in stock markets may cause significant changes in the measurement of our pension fund liabilities and the performance of our life insurance policies in future periods.

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

Comprehensive income or loss

Comprehensive income or loss consists of net income and additional minimum pension liability adjustments. There were no differences between net income and comprehensive income during each of the twelve and thirty-six weeks ended July 7, 2023 and July 8, 2022.

7 of 28

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the thirty-six weeks ended July 7, 2023, and July 8, 2022, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
July 7, 2023	29.6%	27.4%	16.8%	25.8%
July 8, 2022	30.8%	19.8%	18.2%	32.3%

(1)	Walmart AR represented a higher percentage of consolidated AR as of July 7, 2023 as compared to July 8, 2022, due to terminating the accelerated payments on outstanding accounts receivable on July 1, 2022.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve weeks ended July 7, 2023, and July 8, 2022, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
July 7, 2023	27.8%	27.4%	17.9%	25.8%
July 8, 2022	29.4%	19.8%	19.2%	32.3%

(1)	Walmart AR represented a higher percentage of consolidated AR as of July 7, 2023 as compared to July 8, 2022, due to terminating the accelerated payments on outstanding accounts receivable on July 1, 2022.

Revenue recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers upon passage of title to the customer. Products are delivered to customers primarily through our own long-haul fleet, common carrier, or through a Company-owned direct-store-delivery system.

The Company recognizes revenue for the sale of the product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon product shipment, pickup or delivery to a customer based on terms of the sale. Contracts with customers are typically short-term in nature with completion of a single performance obligation. Product is sold to foodservice, retail, institutional and other distribution channels. Shipping and handling that occurs after the customer has obtained control of the product is recorded as a fulfillment cost rather than an additional performance obligation. Costs paid to third party brokers to obtain contracts are recognized as part of selling expenses. Other sundry items in context of the contract are also recognized as selling expense. Any taxes collected on behalf of the government are excluded from net revenue.

We record revenue at the transaction price which is measured as the amount of consideration we anticipate receiving in exchange for providing products to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for the twelve weeks ended July 7, 2023 and July 8, 2022, were $3,396 and $3,287, respectively. Promotional allowances deducted from sales for the thirty-six weeks ended July 7, 2023, and July 8, 2022, were $11,781 and $10,652, respectively.

Leases

Leases are recognized in accordance with ASC 842 Leases (“ASC 842”) which requires a lessee to recognize assets and liabilities with lease terms of more than twelve months. We lease or rent property for operations such as storing inventory and equipment. We analyze our agreements to evaluate whether or not a lease exists by determining what assets exist for which we control usage for a period of time in exchange for consideration. In the event a lease exists, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease. The classification as a finance or operating lease determines whether the recognition, measurement and presentation of expenses and cash flows are considered operating or financing. In the case of month-to-month lease or rental agreements with terms of twelve months or less, we made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. The storage units rented on a month-to-month basis for use by our Snack Food Products segment direct store delivery route system are not costly to relocate and contain no significant leasehold improvements or degree of integration over leased assets. Orders can be fulfilled by another route storage unit interchangeably. No specialized assets exist in the rental storage units. Market price is paid for storage units. No guarantee of debt is made.

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

Subsequent events

Management has evaluated events subsequent to July 7, 2023, through August 18, 2023, the date that the accompanying Condensed Consolidated Financial Statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

We are currently in discussion with Wells Fargo Bank, N.A. to amend our line of credit and decrease it to $7,500 from $15,000 with a change fee of $25 and an unused commitment fee of 0.25% of the available loan amount. We plan to sign the amended line of credit prior to its expiration on August 31, 2023.  The amended line of credit will expire on August 31, 2024. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or secured overnight financing rate SOFR plus 2.0%.  The line of credit contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, and a fixed charge coverage ratio.  The Company was in compliance with all covenants as of July 7, 2023.

Based on Management’s review, no other material events were identified that require adjustment to the financial statements or additional disclosure.

Basic earnings per share

Basic earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or other potentially dilutive convertible securities were outstanding as of July 7, 2023, or July 8, 2022.

Note 2 – Inventories, net:

Inventories are comprised of the following at the respective period ends:

	July 7, 2023	October 28, 2022
Meat, ingredients, and supplies	$13,453	$10,242
Work in progress	3,771	2,432
Finished goods	26,490	27,859
	$43,714	$40,533

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any estimated excess, obsolete inventories, or impaired balances to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. We maintain a net realizable reserve of $240 as of July 7, 2023, and $131 as of October 28, 2022, on products in inventory after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

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

The Company leased three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks expire in fiscal year 2025. We returned one long-haul truck on June 22, 2023, for a loss of $12 in an effort to reduce overall cost of delivering products. Amortization of equipment as a finance lease was $3 during the thirty-six weeks ended July 7, 2023. The Company leased one box truck for a market value of $27 on April 17, 2023, and that lease term is two years.

The Company performed a detailed analysis and determined that the only indications of a long-term lease in addition to transportation leases for long-haul trucks were the warehouse leases with Hogshed Ventures, LLC and Racine Partners 4333 LLC.

The Company’s five-year term lease with Racine Partners 4333 LLC, was effective June 1, 2022. An ROU asset of $3,569 and corresponding liability for warehouse storage space of $3,617 as of July 7, 2023, was recorded for Racine Partners 4333 LLC for 43rd Street in Chicago, Illinois. This lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 3.68%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

9 of 28

A ROU asset and corresponding liability for warehouse storage space was recorded for $372 for Hogshed Ventures, LLC for 40th Street in Chicago, Illinois, as of July 7, 2023. We lease this space under a non-cancelable operating lease. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further, this lease does not contain contingent rent provisions. This lease was set to terminate on June 30, 2023, but was extended one year on March 1, 2023 and as a result will terminate on June 30, 2024. This lease includes both lease (e.g., fixed rent) and non-lease components (e.g., real estate taxes, insurance, common-area, and other maintenance costs). The non-lease components are deemed to be executory costs and are included in the minimum lease payments used to determine the present value of the operating lease obligation and related ROU asset.

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

The following is a schedule by years of future minimum lease payments for transportation leases and ROU assets:

Fiscal Year	Financial Obligations
2023	$910
2024	681
2025	932
2026	991
Later Years	604
Total Minimum Lease Payments(a)	$4,118
Less: Amount representing executory costs	(23)
Less: Amount representing interest(b)	(2)
Present value of future minimum lease payments(c)	$4,093

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Part I. Financial Information, Item 1. a., Condensed Consolidated Balance Sheets, as current and noncurrent obligations are finance leases of $61 and $44 under Other current liabilities and Other non-current liabilities, respectively, and ROU leases payable of $1,235 and $2,753 are disclosed as line items Current right-of-use leases payable and long-term right-of-use leases payable, respectively, as of July 7, 2023.

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

10 of 28

The following segment information is presented for the twelve weeks ended July 7, 2023, and July 8, 2022, respectively.

Segment Information
Twelve weeks Ended July 7, 2023	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$10,852	$43,337	$-	$54,189
Cost of products sold	8,809	30,089	-	38,898
Gross margin	2,043	13,248	-	15,291
SG&A	2,900	11,757	-	14,657
Loss (gain) on sale of property, plant, and equipment	61	(24)	-	37
Operating (loss) income	(918)	1,515	-	597

Total assets	$15,020	$128,690	$27,723	$171,433
Additions to PP&E	$443	$651	$-	$1,094

Twelve weeks Ended July 8, 2022	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,713	$47,806	$-	$59,519
Cost of products sold	8,752	33,746	-	42,498
Gross margin	2,961	14,060	-	17,021
SG&A	3,451	11,769	-	15,220
Gain on sale of property, plant, and equipment	(16)	-	(57,629)	(57,645)
Operating (loss) income	(474)	2,291	57,629	59,446

Total assets	$13,719	$128,294	$38,581	$180,594
Additions to PP&E	$799	$1,684	$-	$2,483

The following segment information is presented for the thirty-six weeks ended July 7, 2023, and July 8, 2022, respectively.

Thirty-six weeks Ended July 7, 2023	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$37,156	$134,165	$-	$171,321
Cost of products sold	29,032	94,475	-	123,507
Gross margin	8,124	39,690	-	47,814
SG&A	9,786	35,606	-	45,392
Loss on sale of property, plant, and equipment	92	105	-	197
Operating (loss) income	(1,754)	3,979	-	2,225

Total assets	$15,020	$128,690	$27,723	$171,433
Additions to PP&E	$1,030	$1,357	$-	$2,387

Thirty-six weeks Ended July 8, 2022	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$36,556	$147,035	$-	$183,591
Cost of products sold	26,252	107,243	-	133,495
Gross margin	10,304	39,792	-	50,096
SG&A	9,824	35,305	-	45,129
Gain on sale of property, plant, and equipment	(16)	(18)	(57,629)	(57,663)
Operating income	496	4,505	57,629	62,630

Total assets	$13,719	$128,294	$38,581	$180,594
Additions to PP&E	$805	$2,307	$-	$3,112

11 of 28

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended July 7, 2023, and July 8, 2022, respectively.

Twelve weeks Ended July 7, 2023

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$28,302	$-	$28,302
Direct customer warehouse	15,035	-	15,035
Total Snack Food Products	43,337	-	43,337

Distributors	1,134	9,718	10,852
Total Frozen Food Products	1,134	9,718	10,852

Totals	$44,471	$9,718	$54,189

Twelve weeks Ended July 8, 2022

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$29,914	$-	$29,914
Direct customer warehouse	17,892	-	17,892
Total Snack Food Products	47,806	-	47,806

Distributors	1,205	10,508	11,713
Total Frozen Food Products	1,205	10,508	11,713

Totals	$49,011	$10,508	$59,519

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

The following information further disaggregates our sales to customers by major distribution channel and customer type for the thirty-six weeks ended July 7, 2023, and July 8, 2022, respectively.

Thirty-six weeks Ended July 7, 2023

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$91,400	$-	$91,400
Direct customer warehouse	42,765	-	42,765
Total Snack Food Products	134,165	-	134,165

Distributors	5,618	31,538	37,156
Total Frozen Food Products	5,618	31,538	37,156

Totals	$139,783	$31,538	$171,321

Thirty-six weeks Ended July 8, 2022

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$97,608	$-	$97,608
Direct customer warehouse	49,427	-	49,427
Total Snack Food Products	147,035	-	147,035

Distributors	5,720	30,836	36,556
Total Frozen Food Products	5,720	30,836	36,556

Totals	$152,755	$30,836	$183,591

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

12 of 28

Note 5 – Income Taxes:

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before January 1, 2021. In addition, the CARES Act allows NOLs incurred in taxable years beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has filed a federal income tax return for tax year 2018 and 2019 (fiscal year 2019 and 2020) and carried back a taxable loss of $34,405 to tax years 2013 (fiscal year 2014), 2014 (fiscal year 2015), 2015 (fiscal year 2016), 2016 (fiscal year 2017) and 2018 (fiscal year 2019).

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

The Company’s effective tax rate was 31.7% and 29.0% for the third quarter of fiscal years 2023 and 2022, respectively. The effective tax rate for the third quarter of fiscal year 2023 reflects the impact of $820 of tax expense.

As of July 7, 2023, the Company has a federal NOL carry forward of approximately $0 and state NOL carry forwards of approximately $4,600.

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

We are currently in discussion with Wells Fargo Bank, N.A. to amend our line of credit and decrease it to $7,500 from $15,000 with a change fee of $25 and an unused commitment fee of 0.25% of the available loan amount. We plan to sign the amended line of credit prior to its expiration on August 31, 2023.  The amended line of credit will expire on August 31, 2024. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or secured overnight financing rate SOFR plus 2.0%.  The line of credit contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, and a fixed charge coverage ratio.  The Company was in compliance with all covenants as of July 7, 2023.

Equipment Notes Payable

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo Bank, N.A. on each of April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”). Pursuant to the Wells Fargo Loan Agreements, we owe the amounts as stated in the table below on the following page.

Bridge Loan

On August 30, 2021, we entered into a loan commitment note for a bridge loan of up to $25,000 to obtain capital to pay off the existing equipment loans as they came out of the lock out period and could be prepaid. The outstanding principal balances of the bridge loan became due and payable in full one Federal Reserve business day after the closing of the real estate transactions contemplated under the Purchase and Sale Agreement dated March 16, 2020, as amended, between Bridgford Food Processing Corporation and CRG Acquisition, LLC (the “CRG Purchase Agreement”). We prepaid $18,653 in equipment loans utilizing proceeds from the new bridge loan. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not incur any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial. We prepaid and terminated the bridge loan and related loan commitment note on June 2, 2022, using $18,653 in proceeds from the gain on the sale of a land parcel in Chicago pursuant to the CRG Purchase Agreement.

13 of 28

The following table reflects major components of our revolving line of credit and borrowing agreements as of July 7, 2023, and October 28, 2022, respectively.

	July 7, 2023	October 28, 2022

Revolving credit facility	$-	$-
Equipment notes:
3.68% note due 04/16/27, out of lockout 04/17/22	4,171	4,913
SOFR plus 2.00% bridge loan due 08/31/23	-	-
Total debt	4,171	4,913
Less current debt	(1,032)	(1,089)
Total long-term debt	$3,139	$3,824

Loan Covenants

The Wells Fargo Loan Agreements collectively contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. Material financial covenants include the following:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than 0.85 to 1.0 at each fiscal quarter end,
●	Net Income After Taxes not less than $500 on a quarterly basis, and
●	Capital Expenditures less than $5,000.

As of July 7, 2023 and October 28, 2022, the Company was in compliance with all covenants under the Wells Fargo Loan Agreements.

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

Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; macroeconomic conditions, including global financial pressures, inflation, market volatility, and recessionary concerns; success of operating initiatives; development and operating costs; trends impacting the purchasing behavior of our customers and consumers; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions, including the effects of climate change and changes in the regulatory environment and consumer demand to mitigate these effects; construction schedules; the impact of the COVID-19 pandemic on our production facilities, supply chain, consumer demand, and cost of products sold; the impact of competitive products and pricing, and other factors referenced in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”). In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended October 28, 2022 (the “Annual Report”) as well as our other filings with the SEC with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

COVID-19

We have considered the impact of federal, state, and local government actions related to the COVID-19 pandemic on our Condensed Consolidated Financial Statements. The business disruptions associated with the pandemic had a minimal impact on our Consolidated Financial Statements for the fiscal year ended October 28, 2022, and during the twelve and thirty-six weeks ended July 7, 2023. Disruptions from the pandemic include but may not be limited to risks and uncertainty related to shifts in demand between sales channels, market volatility, constraints in our supply chain, our ability to operate production facilities and worker availability. The long-term impacts of COVID-19 are unknown and dependent upon future developments including COVID-19 variants and resurgences as well as actions taken by federal, state and local government officials.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of July 31, 2023, was 5.00% as compared to 5.51% as of October 28, 2022. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

We are subject to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”). Requirements of the law include the removal of the lifetime limits on active and retiree medical coverage, expanding dependent coverage to age 26 and the elimination of pre-existing conditions that may impact other postretirement benefits costs. The PPACA law also includes a potential excise tax on the value of benefits that exceed a pre-defined limit. Fortunately, this potential tax has been indefinitely deferred and we do not see significant financial exposure. Finally, the PPACA includes provisions that require employers to offer health benefits to all full-time employees (defined as 30 hours per week). The health coverage must meet minimum standards for the actuarial value of the benefits offered and employee affordability. We believe that the current administration seems more likely to enhance the scope and coverage associated with PPACA than to repeal or significantly change this law. The recent legislative packages related to pandemic relief included some minor provisions that will impact health benefits in the future. These changes most prominently focus on the impact of surprise balance bills from out-of-network providers. Our health care plans as they exist in 2023 are compliant with all applicable regulations that currently exist. As we look to the future, we anticipate that future legislative action will impact the plans offered to active and retired participants. As we have done in the past, our executive team will continue to assess the accounting implications of the PPACA and potential future legislation to determine the impact on our financial position and results of operations. The potential future effects and cost of complying with the legislative changes are not currently determinable.

16 of 28

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the thirty-six weeks ended July 7, 2023, and July 8, 2022, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
July 7, 2023	29.6%	27.4%	16.8%	25.8%
July 8, 2022	30.8%	19.8%	18.2%	32.3%

(1)	Walmart AR represented a higher percentage of consolidated AR as of July 7, 2023 as compared to July 8, 2022, due to terminating the accelerated payments on outstanding accounts receivable on July 1, 2022.

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended July 7, 2023, and July 8, 2022, respectively.

	Walmart (1)		Dollar General
	Sales	AR	Sales	AR
July 7, 2023	27.8%	27.4%	17.9%	25.8%
July 8, 2022	29.4%	19.8%	19.2%	32.3%

(1)	Walmart AR represented a higher percentage of consolidated AR as of July 7, 2023 as compared to July 8, 2022, due to terminating the accelerated payments on outstanding accounts receivable on July 1, 2022.

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

Snack Food Products Segment

Our Snack Food Products segment primarily distributes products manufactured by us. All items within this segment are considered similar products and have been aggregated at this level. The dry sausage division includes products such as jerky, meat snacks, sausage, and pepperoni products. Our Snack Food Products segment sells approximately 170 different items through a direct-store-delivery network and customer-owned distribution centers serving approximately 19,000 supermarkets, mass merchandise and convenience retail stores located in 50 states. These customers are comprised of large retail chains and smaller “independent” operators.

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

17 of 28

Results of Operations for the Twelve Weeks Ended July 7, 2023, and July 8, 2022

Net Sales-Consolidated

Net sales decreased by $5,330 (9.0%) to $54,189 in the third twelve-week period of the 2023 fiscal year compared to the same twelve-week period in fiscal year 2022. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	0.8	508
Unit sales volume in pounds	-8.9	(5,632)
Returns activity	-0.2	(73)
Promotional activity	-0.7	(133)
Decrease in net sales	-9.0	(5,330)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $861 (7.4%) to $10,852 in the third twelve-week period of the 2023 fiscal year compared to the same twelve-week period in fiscal year 2022. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	1.1	151
Unit sales volume in pounds	-8.0	(1,059)
Returns activity	-0.2	(18)
Promotional activity	-0.3	65
Decrease in net sales	-7.4	(861)

The decrease in net sales for the twelve-week period ended July 7, 2023, primarily relates to lower unit sales volume in pounds partially offset by higher selling prices per pound implemented during July 2021 and May 2022. Other institutional Frozen Food Products dollar sales, including sheet dough and rolls, remained flat and retail dollar sales volume decreased by 8%. We believe demand decreased due to the impact of an inflationary environment on consumer spending habits. Returns activity increased compared to the same twelve-week period in the 2022 fiscal year. Promotional activity was higher as a percentage of sales, but lower in absolute dollars.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment decreased by $4,469 (9.3%) to $43,337 in the third twelve-week period of the 2023 fiscal year compared to the same twelve-week period in fiscal year 2022. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	0.7	357
Unit sales volume in pounds	-9.1	(4,573)
Returns activity	-0.3	(55)
Promotional activity	-0.6	(198)
Decrease in net sales	-9.3	(4,469)

Net sales of Snack Food Products decreased due to lower unit sales volume in pounds through our direct-store-delivery distribution channel and was partially offset by higher selling prices per pound during the third quarter of fiscal year 2023. We believe demand decreased primarily due to inflationary pressures on consumer spending habits as consumers have pulled back on meat product purchases. The weighted average selling price per pound increased compared to the same twelve-week period in the prior fiscal year due to changes in product mix. Returns activity was higher compared to the same twelve-week period in the 2022 fiscal year. Promotional activity increased as a percentage of sales and in absolute dollars.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $3,600 (8.5%) to $38,898 in the third twelve-week period of the 2023 fiscal year compared to the same twelve-week period in fiscal year 2022. The gross margin decreased slightly to 28.2% in the third twelve-weeks of fiscal year 2023 compared to 28.6% in the same twelve-week period in fiscal year 2022.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase (Decrease)
Frozen Food Products Segment	57	0.1	(96)
Snack Food Products Segment	(3,657)	-8.6	(3,157)
Total	(3,600)	-8.5	(3,253)

18 of 28

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $57 (0.7%) to $8,809 in the third twelve-week period of the 2023 fiscal year compared to the same twelve-week period in fiscal year 2022. The cost of purchased flour decreased approximately $96 in the third twelve-week period of fiscal year 2023 compared to the same twelve-week period in fiscal year 2022. Gross overhead increased as a result of continued upward pressures on input costs impacted by inflation. In our Frozen Food Products segment, the volume increases in foodservice were not enough to mitigate an increase in overhead per case of product.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $3,657 (10.8%) to $30,089 in the third twelve-week period of the 2023 fiscal year compared to the same twelve-week period in fiscal year 2022 due to lower cost for production materials and lower sales volume in our direct store delivery distribution channel. The cost of significant meat commodities decreased approximately $3,157 in the third twelve-week period of fiscal year 2023 compared to the same period in fiscal year 2022. We decreased our net realizable value reserve by $19 during the twelve weeks ended July 7, 2023, to recognize inventory sold through on products already reserved in inventory as of year-end October 28, 2022. We maintain a net realizable reserve of $240 on products as of July 7, 2023, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) decreased by $563 (3.7%) to $14,657 in the third twelve-week period of fiscal year 2023 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	July 7, 2023	July 8, 2022	Increase (Decrease)
Insurance expenses	$765	$375	$390
Product advertising	2,134	2,488	(354)
Wages and bonus	5,908	6,245	(337)
Provision for bad debt	(129)	111	(240)
Fuel	475	666	(191)
Other SG&A	5,504	5,335	169
Total - SG&A	$14,657	$15,220	$(563)

The increase in insurance expenses was driven by higher premiums on property insurance and increased reserves on aged claims. Costs for product advertising decreased mainly as a result of lower payments under brand licensing agreements in the Snack Food Products segment during the twelve weeks ended July 7, 2023. Lower sales commissions due to lower sales volume in pounds resulted in lower wages and bonus expenses in the third twelve weeks of the 2023 fiscal year compared to the same period in the prior year. The decrease in the provision for bad debt was mainly the result of recoveries of losses on older balances. The decrease in fuel expense was driven by per gallon fuel prices decreases compared to the prior year as a result of lower cost trends in petroleum markets and to a lesser extent due to a reduction in the number of company-owned long-haul trucks. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were lower pension income and higher vehicle repairs partially offset by lower consulting fees.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $551 (16.0%) to $2,900 in the third twelve-week period of fiscal year 2023 compared to the same twelve-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower product advertising and lower provisions for bad debt.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment decreased by $12 (0.1%) to $11,757 in the third twelve-week period of fiscal year 2023 compared to the same twelve-week period in the prior fiscal year. Most of the slight decrease was due to lower wages and bonuses, decreased fees paid under brand licensing agreements and lower consulting fees mostly offset by higher property insurance expense and higher outside storage fees.

19 of 28

Income Taxes-Consolidated

Income tax for the twelve weeks ended July 7, 2023, and July 8, 2022, respectively, was as follows:

	July 7, 2023	July 8, 2022
Provision for income taxes	$258	$16,886

Effective tax rate	27.4%	29.0%

We recorded a provision for income taxes of $258 for the twelve-week period ended July 7, 2023, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies, and state income taxes.

Results of Operations for the Thirty-six Weeks Ended July 7, 2023, and July 8, 2022

Net Sales-Consolidated

Net sales decreased by $12,270 (6.7%) to $171,321 in the thirty-six-week period ended July 7, 2023, compared to the same thirty-six-week period in fiscal year 2022. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	1.6	3,123
Unit sales volume in pounds	-6.7	(13,231)
Returns activity	-0.7	(1,055)
Promotional activity	-0.9	(1,106)
Decrease in net sales	-6.7	(12,269)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $600 (1.6%) to $37,156 in the thirty-six-week period ended July 7, 2023 compared to the same thirty-six-week period in fiscal year 2022. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	5.2	2,147
Unit sales volume in pounds	-2.3	(945)
Returns activity	-0.1	(29)
Promotional activity	-1.2	(573)
Increase in net sales	1.6	600

The increase in net sales for the thirty-six-week period ended July 7, 2023 primarily relates to higher selling price per pound partially offset by lower unit sales volume in pounds. The increase in net sales was primarily driven by a significant increase in volume to institutional customers and an increase in selling prices due to price increases implemented during the fourth quarter of fiscal year 2022. Other institutional Frozen Food Products sales, including sheet dough and rolls, increased 8% by volume while retail sales volume decreased by 1%. Returns activity was slightly higher the same compared to the same thirty-six-week period in the 2022 fiscal year. Promotional activity was higher as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment decreased by $12,870 (8.8%) to $134,165 in the thirty-six-week period ended July 7, 2023, compared to the same thirty-six-week period in fiscal year 2022. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	0.6	976
Unit sales volume in pounds	-7.9	(12,286)
Returns activity	-0.9	(1,026)
Promotional activity	-0.6	(534)
Decrease in net sales	-8.8	(12,870)

20 of 28

Net sales of Snack Food Products decreased due to lower sales through our direct-store-delivery distribution channel during the first thirty-six weeks of fiscal year 2023. The weighted average selling price per pound increased compared to the same thirty-six-week period in the prior fiscal year due to price increases implemented in response to record high meat commodity input costs last year. Unit sales volume in pounds was lower as compared to the prior year’s comparable thirty-six-week period. We believe demand decreased primarily due to inflationary pressures on consumer spending habits as consumers have pulled back on meat product purchases. Returns activity was higher compared to the same thirty-six-week period in the 2022 fiscal year. Promotional offers increased due to higher sales to high-volume, high-promotion customers.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $9,988 (7.5%) to $123,507 in the thirty-six-week period ended July 7, 2023, compared to the same thirty-six-week period in fiscal year 2022. The gross margin increased slightly from 27.3% to 27.9% during the 2023 period.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase (Decrease)
Frozen Food Products Segment	2,780	2.1	104
Snack Food Products Segment	(12,768)	-9.6	(9,375)
Total	(9,988)	-7.5	(9,271)

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $2,780 (10.6%) to $29,032 in the first thirty-six-week period of the 2023 fiscal year compared to the same thirty-six-week period in fiscal year 2022. Increased volume and changes in the product mix were the primary contributing factors to this increase. The cost of purchased flour increased approximately $104 in the first thirty-six-week period of fiscal year 2023 compared to the same thirty-six-week period in fiscal year 2022. In our Frozen Food Products segment, the volume increases in foodservice have increased the cost of productions materials, direct production labor and gross overhead.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $12,768 (11.9%) to $94,475 in the first thirty-six-week period of the 2023 fiscal year compared to the same thirty-six-week period in fiscal year 2022 due to lower cost for production materials and lower sales volume in our direct-store-delivery distribution channel. The cost of significant meat commodities decreased approximately $9,375 in the thirty-six-week period of fiscal year 2023 compared to the same thirty-six-week period in fiscal year 2022 due to lower pressure on commodity markets. We increased our net realizable value reserve of $108 during the thirty-six weeks ended July 7, 2023, to recognize inventory sold through on products already reserved in inventory as of the fiscal year ended October 28, 2022. We maintain a net realizable reserve of $240 on products as of July 7, 2023, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $263 (0.6%) to $45,392 in the thirty-six-week period ended July 7, 2023, compared to the same thirty-six-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	36 Weeks Ended		Expense
	July 7, 2023	July 8, 2022	Increase (Decrease)
Wages and bonus	$18,684	$19,348	$(664)
Outside storage	1,165	519	646
Insurance expenses	1,371	946	425
Pension expense (income)	124	(247)	371
Product advertising	5,767	6,153	(386)
Travel	1,718	1,364	354
Fuel	1,483	1,711	(228)
Postage expense	352	567	(215)
Vehicle repairs and maintenance	1,123	938	185
Healthcare costs	1,944	2,101	(157)
Other SG&A	11,661	11,729	(68)
Total - SG&A	$45,392	$45,129	$263

Lower sales commissions resulted in lower wages and bonus expenses in the first thirty-six weeks of the 2023 fiscal year compared to the same thirty-six-week period in the prior year. Outside storage increased primarily as a result of the need for additional warehouse capacity to store products. The increase in insurance expenses was driven by higher premiums on property insurance and increased reserves on aged claims. The increase in pension expenses was a result of a decrease in pension plan assets caused by the performance of the underlying markets that support them. Costs for product advertising decreased mainly as a result of lower payments under brand licensing agreements in the Snack Food Products segment during the thirty-six weeks ended July 7, 2023. Travel expenses increased due to participation in food shows and in-person business meetings.

21 of 28

The decrease in fuel expense was driven by per gallon fuel prices decreases compared to the prior year as a result of lower cost trends in petroleum markets and to a lesser extent due to a reduction in the number of company-owned long-haul trucks. Postage expenses have decreased due to partnering with outside distributors and carriers to transport product to minimize postage expenses. The increase in vehicle repairs and maintenance was due to increased repairs on company-owned direct-store-delivery vehicles. Healthcare costs have decreased due to favorable claim trends. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were lower outside consulting fees and lower sales taxes.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $38 (0.4%) to $9,786 in the first thirty-six-week period of fiscal year 2023 compared to the same thirty-six-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower sales volume and lower fuel expenses due to a reduction in the number of company-owned long-haul trucks partially offset by an increase in insurance expenses and broker commissions.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $301 (0.9%) to $35,606 in the first thirty-six-week period of fiscal year 2023 compared to the same thirty-six-week period in the prior fiscal year. Most of the increase was due to higher property insurance expense, higher outside storage fees, and higher pension expenses partially offset by lower fuel and healthcare costs.

Income Taxes-Consolidated

Income tax for the thirty-six weeks ended July 7, 2023 and July 8, 2022, respectively, was as follows:

	July 7, 2023	July 8, 2022
Provision for income taxes	$820	$17,343

Effective tax rate	31.7%	29.0%

We recorded a tax provision of $820 for the thirty-six-week period ended July 7, 2023, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

Liquidity and Capital Resources

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We normally fund our operations from cash balances and cash flow generated from operations. We received approximately $60,000 in gross proceeds on June 1, 2022, from the closing of the sale of real property located at 170 N. Green Street in Chicago pursuant to the terms of the CRG Purchase Agreement. We borrowed $2,000 under our revolving line of credit with Wells Fargo Bank, N.A. on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021, $2,000 on December 16, 2021, and $2,000 on January 24, 2022, for a combined total of $18,000. The line of credit was paid off on June 7, 2022, using $18,000 in proceeds from the sale of real property at 170 N. Green Street. The revolving line of credit continues in effect per its terms until August 31, 2023. We entered into a bridge loan with Wells Fargo Bank, N.A. on August 30, 2021, for up to $25,000, of which we used $18,653 to pay off a portion of our existing equipment loans as they came out of the lock out period and could be prepaid. We prepaid and terminated the bridge loan on June 2, 2022, using $18,653 in proceeds from the sale of real property at 170 N. Green Street. As of July 7, 2023, we had $1,032 of current debt on equipment loans, $68,173 of net working capital and $15,000 available under our revolving line of credit with Wells Fargo Bank, N.A. Refer to Note 6 – Equipment Notes Payable and Financial Arrangements of the Notes to the Condensed Consolidated Financial Statements included within this Report for further information.

We are currently in discussion with Wells Fargo Bank, N.A. to amend our line of credit and decrease it to $7,500 from $15,000 with a change fee of $25 and an unused commitment fee of 0.25% of the available loan amount. We plan to sign the amended line of credit prior to its expiration on August 31, 2023. The amended line of credit will expire on August 31, 2024. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or secured overnight financing rate SOFR plus 2.0%.  The line of credit contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, and a fixed charge coverage ratio.  The Company was in compliance with all covenants as of July 7, 2023.

Despite higher commodity costs, we may not be able to increase our product prices in a timely manner or sufficiently to offset increased commodity costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Higher product prices could potentially lower demand for our product and decrease volume. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans and the performance of operating divisions and economic conditions of capital markets. If we are unable to increase liquidity through mortgaging real estate, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. With the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of inflation and interest rate volatility on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

22 of 28

Cash flows from operating activities for the thirty-six weeks ended:

	July 7, 2023	July 8, 2022
Net income	$1,765	$42,410

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,378	4,588
Provision for (recoveries on) losses on accounts receivable	65	100
(Decrease) increase in promotional allowances	(137)	207
Loss (gain) on sale of property, plant, and equipment	197	(57,663)
Changes in operating working capital	(6,173)	5,370
Net cash provided by (used in) operating activities	$95	$(4,988)

For the thirty-six weeks ended July 7, 2023, net cash provided by operating activities was $95, $5,084 more cash provided than during the same period in fiscal year 2022. The increase in net cash provided by operating activities primarily relates to a decrease in accounts receivable of $4,524 and net income of $1,765 partially offset by higher inventories of $3,181 and lower accounts payable of $3,210. During the thirty-six-week period ended July 7, 2023, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

For the thirty-six weeks ended July 8, 2022, net cash used in operating activities was $4,988 and primarily relates to a gain on sale of property, plant and equipment of $57,663, an increase in accounts receivable of $7,012 and an increase in inventory of $5,251 partially offset by net income of $42,410. During the thirty-six-week period ended July 8, 2022, we did not contribute towards our defined benefit pension plan.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 84 days for the thirty-six-week period ended July 7, 2023. The cash conversion cycle was 80 days for the thirty-six-week period ended July 8, 2022. The increase in the cash conversion cycle from 80 days to 84 days was mainly due to higher average days in inventory and to a lesser extent higher days sales outstanding. We have discontinued accelerating payments on outstanding accounts receivable from Walmart as of July 1, 2022.

Cash flows from investing activities for the thirty-six weeks ended:

	July 7, 2023	July 8, 2022
Proceeds from sale of property, plant, and equipment	$186	$60,034
Additions to property, plant, and equipment	(2,387)	(3,112)
Net cash (used in) provided by investing activities	$(2,201)	$56,922

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

The table below highlights additions to property, plant and equipment for the thirty-six weeks ended:

	July 7, 2023	July 8, 2022
Changes in projects in process	$662	$2,349
Direct store delivery and sales vehicles	961	437
Packaging lines	573	159
Temperature Control		7
Quality control	103	-
Processing equipment	66	134
Furniture and fixtures	22	26
Additions to property, plant, and equipment	$2,387	$3,112

23 of 28

Cash flows from financing activities for the thirty-six weeks ended:

	July 7, 2023	July 8, 2022
Payment of lease and right-of-use obligations	$(719)	$(288)
Proceeds from borrowings under revolving credit facilities	-	6,000
Repayment of bank borrowings	(743)	(37,912)
Net cash (used in) provided by financing activities	$(1,462)	$(32,200)

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of July 7, 2023, 120,113 shares remained authorized for repurchase under the program.

Revolving Credit Facility

We maintain a revolving line of credit with Wells Fargo Bank, N.A. that extends through August 31, 2023. As of the fiscal year ended October 28, 2022, under the terms of this line of credit, we could borrow up to $15,000 at an interest rate equal to the bank’s prime rate or secured overnight financing rate (“SOFR”) plus 2.0%. The line of credit has an unused commitment fee of 0.25% of the available loan amount. The line of credit is presented under non-current liabilities in the consolidated balance sheets. On December 1, 2021, Wells Fargo Bank, N.A. expanded our line of credit to $25,000 through June 15, 2022, at which time the credit limit returned to $15,000 for the balance of the term. We borrowed $2,000 under this line of credit on December 2, 2020, $2,000 on April 27, 2021, $2,000 on July 1, 2021, $3,000 on July 19, 2021, $3,000 on October 15, 2021, $2,000 on November 1, 2021, and $2,000 on December 26, 2021, and $2,000 on January 24, 2022, for a combined total of $18,000. The outstanding balance under the revolving line of credit with Wells Fargo Bank, N.A. was paid off on June 7, 2022, using $18,000 in proceeds from the sale of a land parcel in Chicago.

We are currently in discussion with Wells Fargo Bank, N.A. to amend our line of credit and decrease it to $7,500 from $15,000 with a change fee of $25 and an unused commitment fee of 0.25% of the available loan amount. We plan to sign the amended line of credit prior to its expiration on August 31, 2023.  The amended line of credit will expire on August 31, 2024. Under the terms of this line of credit, we may borrow up to $7,500 at an interest rate equal to the bank’s prime rate or secured overnight financing rate SOFR plus 2.0%.  The line of credit contains various covenants, the more significant of which require us to maintain a minimum tangible net worth, a minimum quick ratio, and a fixed charge coverage ratio. The Company was in compliance with all covenants as of July 7, 2023.

Equipment Notes Payable

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo Bank, N.A. on each of April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”). Pursuant to the Wells Fargo Loan Agreements, we owe the amounts as stated in the table below.

Bridge Loan

On August 30, 2021, we entered into a loan commitment note for a bridge loan of up to $25,000 to obtain capital to pay off the existing equipment loans as they came out of the lock out period and could be prepaid. The outstanding principal balances of the bridge loan became due and payable in full one Federal Reserve business day after the closing of the real estate transactions contemplated under the CRG Purchase Agreement. We prepaid $18,653 in equipment loans utilizing proceeds from the new bridge loan. The Company evaluated the exchange under ASC 470 and determined that the exchange should be treated as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not incur any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial. We prepaid and terminated the bridge loan and related loan commitment note on June 2, 2022, using $18,653 in proceeds from the sale of a land parcel in Chicago pursuant to the CRG Purchase Agreement.

The following table reflects major components of our revolving line of credit and borrowing agreements as of July 7, 2023, and October 28, 2022, respectively.

	July 7, 2023	October 28, 2022

Revolving credit facility	$-	$-
Equipment notes:
3.68% note due 04/16/27, out of lockout 04/17/22	4,171	4,913
SOFR plus 2.00% bridge loan due 08/31/23	-	-
Total debt	4,171	4,913
Less current debt	(1,032)	(1,089)
Total long-term debt	$3,139	$3,824

24 of 28

Loan Covenants

The Wells Fargo Loan Agreements collectively contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loan. Material covenants include the following:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.5 to 1.0 at each fiscal quarter,
●	Quick Ratio not less than 0.85 to 1.0 at each fiscal quarter end,
●	Net Income After Taxes not less than $500 on a quarterly basis, and
●	Capital Expenditures less than $5,000.

The Company was in compliance with all covenants under the Wells Fargo Loan Agreements as of July 7, 2023 and October 28, 2022.

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

Recently issued accounting pronouncements and regulations

There were no new accounting pronouncements issued or proposed by the FASB during the first thirty-six weeks of fiscal year 2023 and through the date of filing this Report which the Company believes will have a material impact on its financial statements.

Off-Balance Sheet Arrangements

We are not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(b) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. As of July 7, 2023, based on this evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s failure to timely report to accounting a change in lease terms from a month-to month lease to a five-year term lease, as disclosed in our Annual Report on Form 10-K for the fiscal year ended October 28, 2022. Management has implemented remediation steps to improve our internal control over financial reporting and believes the issue will be remediated prior to the end of fiscal year 2023.

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

25 of 28

We maintain and evaluate a system of internal accounting controls, and a program of internal auditing designed to provide reasonable assurance that our assets are protected and that transactions are performed in accordance with proper authorization and are properly recorded. This system of internal accounting controls is continually reviewed and modified in response to evolving business conditions and operations and to recommendations made by the independent registered public accounting firm. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published Internal Control-Integrated Framework (2013) (the “2013 Framework”) and related illustrative documents as an update to Internal Control-Integrated Framework (1992) (the “1992 Framework”). The Company applied the 2013 Framework this fiscal year and has determined that the 17 principles are present and functioning during our assessment of the effectiveness of internal controls. We have established a code of conduct. Our management believes that the accounting and internal control systems provide reasonable assurance that assets are safeguarded, and financial information is reliable.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting other than those discussed above that occurred during the fiscal quarter ended July 7, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings, disputes, and other claims arising in the ordinary course of business. Although the results of these ordinary course matters cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, regardless of the merit of the claims raised or the outcome, these ordinary course matters can have an adverse impact on us as a result of legal costs, diversion of management’s time and resources, and other factors.

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report should be considered with the information provided elsewhere in this Report, which could materially adversely affect our business, financial condition, or results of operations.

26 of 28

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Articles of Incorporation, as amended	10-K	000-02396	3.4	1/18/19
3.2	Amended and Restated Bylaws	10-K	000-02396	3.7	2/9/18
4.1	Description of Capital Stock of the Registrant	10-K	000-02396	4.1	1/15/21
31.1	Certification of Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).

*Furnished herewith.

27 of 28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: August 18, 2023	By:	/s/ Cindy Matthews-Morales
Cindy Matthews-Morales
Chief Financial Officer, Secretary
(Duly Authorized Officer, Principal Financial and Accounting Officer)

28 of 28