Form 10-K
period 2023-11-03
BRIDGFORD FOODS CORP
filed 2024-01-29
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 3, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recover period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on April 14, 2023, was $21,180,000.

As of January 26, 2024, there were 9,076,832 shares of common stock outstanding.

Portions of the registrant’s definitive proxy statement on Schedule 14A relating to the registrant’s 2024 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III, Items 10-14, within this Annual Report on Form 10-K.

PART I

Item 1. Business

This Annual Report on Form 10-K (this “Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Bridgford Foods Corporation intends that such forward-looking statements be subject to the safe harbors created thereby. Readers are cautioned that such statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; supply chain constraints and resulting cost pressures; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; relationships with customers and suppliers; and other factors referenced in this Report.

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

The following table shows sales, as a percentage of consolidated sales, for each business segment during the last two fiscal years:

	2023	2022
Frozen Food Products	23%	21%
Snack Food Products	77%	79%
	100%	100%

We manufacture nearly all of our food products and distribute an extensive line of biscuits, bread dough items, roll dough items, dry sausage products and beef jerky. Our direct store delivery network consists of non-refrigerated snack food products. Our frozen food products division serves both food service and retail customers.

Although we have recently introduced several new products, most of these products have not contributed significantly to our revenue growth for fiscal year 2023. Our sales are not subject to material seasonal variations. Historically we have been able to respond quickly to the receipt of orders and, accordingly, do not maintain a significant sales backlog. Neither Bridgford nor its industry generally has unusual demands or restrictions on working capital items. During the last fiscal year, we did not enter into any new markets or any significant contractual or other material relationships.

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

Major Product Classes

Frozen Food Products

Our frozen food products division serves both food service and retail customers. We sell approximately 140 unique frozen food products through approximately 780 wholesalers, cooperatives, and distributors.

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

Frozen Food Products – Sales and Marketing

Our frozen food business covers the United States. Products produced by the Frozen Food Products segment are generally supplied to food service and retail distributors who take title to the product upon shipment receipt through Company-leased long-haul vehicles. The Company plans to shift away from Company-leased long-haul vehicles toward less costly transportation methods such as common carriers. In addition to regional sales managers, we maintain a network of independent food service and retail brokers covering most of the United States. Brokers are compensated on a commission basis. We believe that our broker relationships, in close cooperation with our regional sales managers, are a valuable asset providing significant new product and customer opportunities. Regional sales managers perform several significant functions for us, including identifying and developing new business opportunities and providing customer service and support to our distributors and end purchasers through the effective use of our broker network.

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

Snack Food Products

During fiscal year 2023, our snack food products division sold approximately 160 different items through customer-owned distribution centers and a direct-store-delivery network serving approximately 20,000 supermarkets, mass merchandise and convenience retail stores located in 50 states.

Products produced or distributed by the Snack Food Products segment are supplied to customers through either direct delivery to customer warehouses or direct-store-delivery to retail locations. We utilize customer managed warehouse distribution centers to lower distribution cost. Product delivered to the customer’s warehouse is then distributed to the store where it is resold to the end consumer. Our direct-store-delivery system focus emphasizes high quality service and supply of our premium branded products to our customers. We also provide the service of setting up and maintaining the display and restocking our products.

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

Snack Food Products — Sales and Marketing

Snack food products are distributed across the United States. Regional sales managers perform several significant functions including identifying and developing new business opportunities and providing customer service and support to our customers. We also utilize the services of brokers, where appropriate, to support efficient product distribution and customer satisfaction. Bridgford is the primary sponsor for several professional anglers that compete at the highest level of competitive bass fishing.

Product Planning and Research and Development

We continually monitor the consumer acceptance of each product within our extensive product line. Individual products are regularly added to and deleted from our product line. Historically, the addition or deletion of any individual product has not had a material effect on our operations at the end of the fiscal year. We believe that a key factor in the success of our products is our system of carefully targeted research and testing of our products to ensure high quality and that each product matches an identified market opportunity. The emphasis in new product introductions in the past several years has been on single-serve items. We are constantly striving to develop new products to complement our existing product lines and improve processing techniques and formulas. We utilize an in-house test kitchen and consultants to research and experiment with unique food preparation methods, improve quality control and analyze new ingredient mixtures.

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

Importance of Key Customers

Sales to Wal-Mart® comprised 29.1% of revenues in fiscal year 2023 and 26.5% of total accounts receivable was due from Wal-Mart® as of November 3, 2023. Sales to Wal-Mart® comprised 29.8% of revenues in fiscal year 2022 and 26.1% of total accounts receivable was due from Wal-Mart® as of October 28, 2022. Sales to Dollar General® comprised 16.3% of revenues in fiscal year 2023 and 20.5% of total accounts receivable was due from Dollar General® as of November 3, 2023. Sales to Dollar General® comprised 16.9% of revenues in fiscal year 2022 and 19.9% of total accounts receivable was due from Dollar General® as of October 28, 2022.

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

Employees

We had 688 employees (671 full-time employees) as of November 3, 2023, approximately 44% of whose employment relationship is governed by collective bargaining agreements. These agreements either “are currently”, “have expired” or “will expire” between September 2023 and March 2027. We believe that our relationship with all of our employees is favorable and that any pending contracts will be settled favorably.

Availability of SEC Filings and Code of Conduct on Internet Website

We maintain a website at www.bridgford.com. Available through the “Investors” link on this website, free of charge, are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto, and reports filed under Section 16 of the Securities Exchange Act, filed with the Securities and Exchange Commission. Our Code of Conduct is also available on the website through the “Governance” link.

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

Climate change and related climate change regulations, including with respect to greenhouse gas effects, may negatively affect our results of operations.

Climate change and rising global temperatures may contribute to changing weather patterns, droughts, heavier or more frequent storms and wildfires, and increased frequency and severity of natural disasters. If such climate change has a negative impact on agricultural productivity, we may have decreased availability or less favorable pricing for the raw materials necessary for our operations.  Increased frequency or duration of extreme weather conditions could cause disruptions in our operations and supply chain, or impact demand for our products.

Increasing concern over climate change also may result in additional legal or regulatory requirements designed to manage greenhouse gas emissions, climate risks, and resulting environmental impacts. If such requirements are enacted, we could experience significant cost increases in our operations and supply chain.

Further, such requirements may obligate us to make certain climate-related disclosures and set goals for reducing our carbon footprint.  While we are committed to mitigating our impact on the environment and to manage greenhouse gas emissions, there can be no assurance that we will accomplish such goals.  If we fail to achieve any such goals related to climate change or the related expectations from stakeholders and consumers are not met, the resulting negative publicity could adversely impact our results of operations in part as a consequence of changes in consumer preferences for our products.

Fluctuations in commodity prices and the availability of raw materials could negatively impact our financial results.

We purchase large quantities of commodity pork, beef, and flour. Historically, market prices for products we process have fluctuated in response to a number of factors, including changes in the United States government farm support programs, changes in international agricultural and trading policies, weather, and other conditions during the growing and harvesting seasons. Our operating results are heavily dependent upon the prices paid for raw materials, as well as the available supply of commodities. Commodity costs have and may continue to fluctuate due to political and economic conditions, including the ongoing conflict between Ukraine and Russia. The marketing of our value-added products does not lend itself to instantaneous changes in selling prices. In addition, if we increase prices to offset higher costs, we could experience lower demand for our products and sales volumes. Conversely, decreases in our commodity and other input costs may create pressure on us to decrease our prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. Production and pricing of commodities, on the other hand, are determined by constantly changing market forces of supply and demand over which we have limited or no control. Such factors include, among other things, weather patterns throughout the world, outbreaks of disease, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural and energy policies of domestic and foreign governments. While fluctuations in significant cost structure components, such as ingredient commodities and fuel prices, have had a significant impact on profitability over the last three years, the impact of general price inflation on our financial position and results of operations has not been significant. However, current inflationary market conditions may have a negative impact on future earnings. Future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

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

Our executive officers and certain other key employees have been primarily responsible for the development and expansion of our business, and the loss of the services of one or more of these individuals could adversely affect us. Our success will be dependent in part upon our continued ability to recruit, motivate, and retain qualified personnel. We cannot assure that we will be successful in this regard. We have no employment or non-competition agreements with key personnel. However, we have consulting agreements with each of (1) our former Vice President and current director Allan L. Bridgford Sr., (2) our former Chief Financial Officer and current director Raymond F. Lancy, (3) our former director and President of Bridgford Food Processing Corporation Allan Bridgford Jr.

Labor shortages and increased turnover or increases in employee and employee-related costs could have adverse effects on our profitability.

We have recently experienced increased labor shortages at some of our production facilities and other locations. We have historically experienced some level of ordinary course of business turnover of employees. A number of factors have had and may continue to have adverse effects on the labor force available to us, including reduced employment pools, federal unemployment subsidies, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. Labor shortages and increased turnover rates within our team members have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our production facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity, or cash flows.

We depend on our major customers and any loss of such customers could have a negative impact on our profitability.

Sales to Wal-Mart® comprised 29.1% of revenues in fiscal year 2023 and 26.5% of total accounts receivable was due from Wal-Mart® as of November 3, 2023. Sales to Dollar General® comprised 16.3% of revenues in fiscal year 2023 and 20.5% of total accounts receivable was due from Dollar General® as of November 3, 2023. Many of our customers, such as supermarkets, warehouse clubs, and food distributors have consolidated in recent years. Such consolidation has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories while demanding lower pricing and increased promotional programs. These customers also may use their shelf space for their own private label products. Failure to respond to these trends could reduce our volume and cause us to lower prices or increase promotional spending for our product lines, which could adversely affect our profitability.

With approximately 80% of our stock beneficially owned by the Bridgford family, there are risks that they can exert significant influence or control over our corporate matters.

Members of the Bridgford family beneficially own, in the aggregate, approximately 80% of our outstanding stock. In addition, two members of the Bridgford family currently serve on the Board of Directors and two members of the Bridgford family serve on the Executive Committee. As a result, members of the Bridgford family have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our shareholders, including amendments to by-laws, election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other shareholders and could depress our stock price. Additionally, as a result of the Bridgford family’s significant ownership of the outstanding voting stock, we have relied on the “controlled company” exemption from certain corporate governance requirements of the NASDAQ stock market. Therefore, among other things, we have elected not to implement the rule that provides for a nominating committee to identify and recommend nominees to the Board of Directors and have instead elected to have the full Board of Directors perform such function. However, we have not elected to rely on the exemption with respect to our compensation committee, which is made up entirely of independent directors and has sole authority to determine the compensation of our executive officers, including our Chairman of the Board.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Not applicable.

Item 2. Properties

We own the following properties as of November 3, 2023:

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

Item 3. Legal Proceedings

No material legal proceedings were pending against us as of November 3, 2023, or as of the date of filing of this Report. We are likely to be subject to claims arising from time to time in the ordinary course of our business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on us. Any adverse litigation trends and outcomes could significantly and negatively affect our financial results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Dividend Data

Our common stock is traded on the Nasdaq Global Market under the symbol “BRID”.

As of January 11, 2024, there were 969 shareholders of record in our common stock.

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

Repurchases of Equity Securities by the Issuer

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. During fiscal years 2023 and 2022, we did not repurchase any shares of our common stock pursuant to our stock repurchase program previously authorized by the Board of Directors. As of November 3, 2023, 120,113 shares remained authorized for repurchase under the program.

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

Results of Operations (dollars in thousands)

Fiscal Year Ended November 3, 2023 (53 weeks) Compared to Fiscal Year Ended October 28, 2022 (52 weeks)

Net Sales-Consolidated

Net sales in fiscal year 2023 decreased $14,262 (5.4%) when compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	1.5	4,218
Unit sales volume in pounds	-5.4	(15,410)
Returns activity	-0.8	(1,752)
Promotional activity	-0.7	(1,318)
Decrease in net sales	-5.4	(14,262)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment in fiscal year 2023 increased $1,384 (2.5%) compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	5.3	3,345
Unit sales volume in pounds	-1.6	(994)
Returns activity	-0.2	(123)
Promotional activity	-1.0	(844)
Increase in net sales	2.5	1,384

The increase in net sales for fiscal year 2023 primarily relates to higher selling prices per pound partially offset by lower unit sales volume in pounds. The increase in net sales was primarily driven by a significant increase in volume to institutional customers and an increase in selling price per pound due to price increases implemented during the fourth quarter of fiscal year 2023. Other institutional Frozen Food Products sales, including sheet dough and rolls, increased 8% by volume and retail sales volume increased 2%. Returns activity increased compared to the 2022 fiscal year. Promotional activity was higher in fiscal year 2023 as a percentage of sales due to increased sales to high promotion customers.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment in fiscal year 2023 decreased $15,646 (7.5%) compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	0.4	873
Unit sales volume in pounds	-6.5	(14,416)
Returns activity	-1.0	(1,629)
Promotional activity	-0.4	(474)
Decrease in net sales	-7.5	(15,646)

Net sales of Snack Food Products decreased due to lower sales through our direct-store-delivery distribution channel during the fiscal year 2023. The weighted average selling price per pound increased compared to fiscal year 2022 due to price increases implemented in response to increased meat commodity input costs experienced in fiscal year 2022. Unit sales volume in pounds was lower as compared to the prior fiscal year. We believe demand decreased primarily due to inflationary pressure on consumer spending habits as consumers have pulled back on meat product purchases. Returns activity was higher compared to the 2022 fiscal year. Promotional offers increased slightly compared to fiscal year 2022.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations decreased by $12,558 (6.5%) during fiscal year 2023 compared to the prior fiscal year. The gross margin increased from 27.1% to 28.0% during fiscal year 2023 compared to the prior fiscal year.

Change in Cost of Products Sold by Segment	$	Consolidated %	Commodity $ Decrease
Frozen Food Products Segment	2,080	1.1	(164)
Snack Food Products Segment	(14,638)	-7.6	(7,737)
Total	(12,558)	-6.5	(7,901)

Cost of Products Sold and Gross Margin–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $2,080 (5.1%) in fiscal year 2023 compared to the prior fiscal year. Increased volume and changes in the product mix were the primary contributing factors to this increase. The cost of purchased flour decreased approximately $164, which partially offset the increase in costs of goods sold. The gross margin percentage decreased from 26.9% to 25.1% during fiscal year 2023 compared to the prior fiscal year.

Cost of Products Sold and Gross Margin–Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $14,638 (9.6%) during fiscal year 2023 compared to the prior fiscal year due primarily to lower unit sales volume in our direct-store-delivery distribution channel. The cost of meat commodities decreased approximately $7,737 during fiscal year 2023 compared to the prior fiscal year due to favorable fluctuations in commodity markets. We increased our net realizable value reserve by $161 during fiscal year 2023 after determining that the market value on some meat products was less than the costs associated with production and sale of the product. We maintained a net realizable reserve of $513 on products as of November 3, 2023. The gross margin earned in this segment increased from 27.1% to 28.8% during fiscal year 2023.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) in fiscal year 2023 increased $332 (0.5%) when compared to the prior fiscal year. The increase in this category did not directly correspond to the change in sales.

The table below summarizes the primary expense variances in this category:

	November 3, 2023 (53 Weeks)	October 28, 2022 (52 Weeks)	Expense Increase (Decrease)
Wages and bonus	$26,716	$27,937	$(1,221)
Outside storage	1,630	909	721
Insurance expenses	2,069	1,355	714
Healthcare cost	2,721	3,265	(544)
Travel expenses	2,570	2,151	419
Fuel expenses	2,119	2,524	(405)
Pension cost	(1,160)	(904)	(256)
Postage expenses	472	685	(213)
Storage unit rent	2,638	2,420	218
Vehicle repairs and maintenance	1,590	1,374	216
Other SG&A	24,202	23,519	683
Total - SG&A	65,567	65,235	332

Lower sales commissions resulted in lower wages and bonus expenses in the 2023 fiscal year compared to the 2022 fiscal year. Outside storage increased primarily as a result of the need for additional warehouse capacity to store products. The increase in insurance expenses was driven by higher premiums on property insurance and increased reserves on aged claims. Healthcare costs have decreased due to favorable claim trends. Travel expenses increased due to participation in food shows and in-person business meetings. The decrease in fuel expense was driven by per gallon fuel price decreases compared to the prior year as a result of lower cost trends in petroleum markets and to a lesser extent due to a reduction in the number of company-owned long-haul trucks. The decrease in pension cost was a result of an increase in pension plan assets caused by the performance of the underlying markets that support them as well as higher pension discount rates resulting in lower liability. Postage expenses have decreased due to partnering with outside distributors and carriers to transport products to minimize postage expenses. Rent for storage units that house inventory increased due to inflationary price pressure. Vehicle repairs and maintenance on vehicles have increased compared to the prior year period mainly due to an aging fleet. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher product advertising expenses, sales taxes, office supplies and professional fees.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $171 (1.2%) during fiscal year 2023 compared to the prior fiscal year. The overall decrease in SG&A expenses was due to lower unit sales volume and lower fuel expenses related to a reduction in the number of company-owned long-haul trucks partially offset by an increase in insurance expenses and broker commissions.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $503 (1.0%) during fiscal year 2023 compared to the prior fiscal year. Most of the increase was due to higher property insurance expense, higher outside storage fees and higher vehicle repairs partially offset by lower fuel and healthcare costs.

Loss (Gain) on Sale of Property, Plant and Equipment

The loss during fiscal year 2023 and gain during fiscal year 2022 was due to ordinary disposal of assets and the sale of real property located at 170 N. Green Street in Chicago, respectively.

Income Taxes

Income tax for fiscal years 2023 and 2022, respectively, was as follows:

	November 3, 2023	October 28, 2022
Provision for (benefit on) income taxes	$1,021	$16,341

Effective tax rate	22.7%	26.6%

We recorded a tax provision of $1,021 and $16,341, for fiscal years 2023 and 2022, respectively, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective tax rate was 22.7% and 26.6% for fiscal years 2023 and 2022, respectively. In addition, the effective tax rates for fiscal years 2023 and 2022 were impacted by such items as non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes. (Refer to Note 4 of Notes to Consolidated Financial Statements for more information).

Liquidity and Capital Resources (dollars in thousands)

The principal source of our operating cash flow is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We normally fund our operations from cash balances and cash flow generated from operations. However, on June 1, 2022, we received approximately $60,000 in gross proceeds, from the closing of the sale of real property located at 170 N. Green Street in Chicago pursuant to the terms of the Purchase and Sale Agreement dated March 16, 2020, as amended, between Bridgford Food Processing Corporation and CRG Acquisition, LLC (the “CRG Purchase Agreement”). Additionally, we have maintained a revolving line of credit with Wells Fargo Bank, N.A. pursuant to the terms of the credit agreement dated March 1, 2018, as amended to date. We borrowed an aggregate of $18,000 under such revolving line of credit from inception through January 24, 2022. The line of credit was paid off on June 7, 2022, using $18,000 in proceeds from the sale of real property at 170 N. Green Street. The revolving line of credit continued in effect per its terms until November 30, 2023, when it was replaced with a new revolving line of credit as described below. Further, we entered into a bridge loan with Wells Fargo Bank, N.A. on August 30, 2021, for up to $25,000, of which we used $18,653 to pay off a portion of our existing equipment loans as they came out of the lock out period and could be prepaid. We prepaid and terminated the bridge loan on June 2, 2022, using $18,653 in proceeds from the sale of real property at 170 N. Green Street.

On November 30, 2023, we entered into a fifth amendment to the credit agreement with Wells Fargo Bank, N.A., and also executed a new revolving line of credit note pursuant to the amendment. Under the terms of this amendment and the revolving line of credit note, we may borrow up to $7,500 from time to time up to November 30, 2024. As of November 3, 2023, we had $1,045 of current debt on equipment loans, $69,496 of net working capital and $7,500 available under our revolving line of credit with Wells Fargo Bank, N.A. Refer to the Notes to the Condensed Consolidated Financial Statements included within this Report for further information. The Company was in compliance with all loan covenants as of November 3, 2023.

Despite higher commodity costs like we experienced in fiscal year 2022, we may not be able to increase our product prices in a timely manner or sufficiently to offset such increased commodity costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Instances of higher interest rates, labor shortages or supply chain issues could result in material changes in the Company’s liquidity. Higher product prices could potentially lower demand for our product and decrease volume. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans and the performance of operating divisions and economic conditions of capital markets. If we are unable to increase liquidity through mortgaging real estate or additional borrowing, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. With the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of inflation and interest rate volatility on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

Cash flows provided by (used in) operating activities:

	November 3, 2023 (53 Weeks)	October 28, 2022 (52 Weeks)

Net income	$3,474	$45,066
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,558	6,682
Provision for losses on accounts receivable	147	57
(Reduction in) provision for promotional allowances	(679)	(98)
Loss (gain) on sale of property, plant and equipment	161	(57,745)
Deferred income taxes, net	(631)	5,070
Changes in assets and liabilities	(5,045)	(6,862)
Net cash provided by (used in) operating activities	$3,985	$(7,830)

For the fifty-three weeks ended November 3, 2023, net cash provided by operating activities was $3,985, an increase of $11,815 compared to the fifty-two weeks ended October 28, 2022. The increase in net cash provided by operating activities primarily relates to net income of $3,474 and a reduction in accounts receivable of $6,480, partially offset by a decrease in accounts payable of $6,457 and lower non-current liabilities of $1,836. During fiscal year 2023, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 83 days for the fifty-three weeks ended November 3, 2023, and 83 days for the fifty-two weeks ended October 28, 2022.

For the fifty-two weeks ended October 28, 2022, net cash used in operating activities was $7,830. The result was primarily related to a gain on sale of property, plant, and equipment of $57,745, an increase in accounts receivable of $10,116 and an increase in inventory of $3,762, partially offset by a decrease in refundable income taxes of $4,955 and an increase in deferred taxes of $5,070. During fiscal year 2022, we did not contribute towards our defined benefit pension plan.

Cash flows (used in) provided by investing activities:

	November 3, 2023 (53 Weeks)	October 28, 2022 (52 Weeks)
Proceeds from sale of property, plant and equipment	$227	$60,115
Additions to property, plant and equipment	(2,603)	(3,770)
Net cash (used in) provided by investing activities	$(2,376)	$56,345

Expenditures for property, plant and equipment include the acquisition of equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. In general, we capitalize the cost of additions and improvements and expense the cost for repairs and maintenance. We received $60,000 in gross sales proceeds on June 1, 2022, from the closing of the real estate transaction for the real property located at 170 N. Green Street, pursuant to the terms of the CRG Purchase Agreement. We may also capitalize costs related to improvements that extend the life, increase the capacity, or improve the efficiency of existing machinery and equipment. Specifically, capitalization of upgrades of facilities to maintain operating efficiency include acquisitions of machinery and equipment used on packaging lines and refrigeration equipment used to process food products.

The table below highlights the additions to property, plant and equipment for the fifty-three and fifty-two weeks ended:

	November 3, 2023 (53 Weeks)	October 28, 2022 (52 Weeks)
Building and leasehold improvements	$192	$
Furniture and fixture	-		26
Temperature control	-		7
Processing equipment	506		711
Packaging lines	205		545
Vehicles for sales and/or delivery	1,390		808
Quality control and communication systems	66
Computer software and hardware	-		29
Forklifts	39		5
Change in projects in process	205		1,639
Additions to property, plant and equipment	$2,603		$3,770

Expenditures for additions to property, plant and equipment during the fifty-three weeks ended November 3, 2023, include projects in process of $837 related to the production facility in Chicago.

Cash flows used in financing activities:

	November 3, 2023 (53 Weeks)	October 28, 2022 (52 Weeks)
Payment of capital lease obligations	$(1,151)	$(400)
Proceeds from bank borrowings	-	6,000
Repayments of bank borrowings	(1,083)	(38,157)
Net cash used in financing activities	$(2,234)	$(32,557)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we were authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of the end of fiscal year 2023, 120,113 shares remained authorized for repurchase under the program.

The Company leases three long-haul trucks pursuant to six-year leases that expire in 2025. Amortization of equipment under capital lease was $96 in 2023. The Company also leased one long-haul truck for $75 during fiscal year 2022, and that lease term is two years.

The following table reflects major components of our line of credit and borrowing agreements as of November 3, 2023, and October 28, 2022, respectively.

	November 3, 2023	October 28, 2022

Revolving credit facility	$-	$-
Equipment notes:
3.70% note due 12/21/26, out of lockout 12/23/21	-	-
3.29% note due 03/05/27, out of lockout 03/06/22	-	-
3.68% note due 04/16/27, out of lockout 04/17/22	3,831	4,913
SOFR plus 2.00% bridge loan due 03/01/23	-	-
Total debt	3,831	4,913
Less current debt	(1,045)	(1,089)
Total long-term debt	$2,786	$3,824

Revolving Credit Facility

On November 30, 2023, we entered into a fifth amendment to the credit agreement with Wells Fargo Bank, N.A. dated March 1, 2018, as amended, and also executed a revolving line of credit note pursuant to the amendment. The revolving line of credit note replaces the existing note that expired by its terms on November 30, 2023. Under the terms of this amendment and the revolving line of credit note, we may borrow up to $7,500 from time to time up to November 30, 2024, at an interest rate equal to (a) the daily simple secured overnight financing rate plus 2.0%, or if unavailable, (b) the prime rate, in each case as determined by the bank. The line of credit has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on November 30, 2024.

Equipment Notes Payable

On each of December 26, 2018, April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020 (collectively referred to as the “Wells Fargo Loan Agreements”), we entered into master collateral loan and security agreements with Wells Fargo Bank, N.A. Pursuant to the Wells Fargo Loan Agreements, we owe the amounts as stated as equipment notes in the table on the previous page.

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

Loan Covenants

The Wells Fargo Loan Agreements and the credit agreement contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loans. Material financial covenants are listed below, and the capitalized terms are defined in the applicable agreements:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.0 to 1.0 at each fiscal quarter end,
●	Quick Ratio not less than 1.25 to 1.0 at each fiscal quarter end,
●	Fixed Charge Coverage Ratio not less than 1.25 to 1.0 at each fiscal quarter end.

As of November 3, 2023, the Company was in compliance with all covenants under the Wells Fargo Loan Agreements and the credit agreement.

Aggregate contractual maturities of debt in future fiscal years are as follows as of November 3, 2023:

Fiscal Years	Debt Payable
2024	$1,044
2025	$1,083
2026	$1,124
2027	$580

Impact of Inflation

Our operating results are heavily dependent upon the prices paid for raw materials. The marketing of our value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. All of our operating segments have been impacted by inflation, including higher costs for labor, freight, and specific materials. We expect this trend to continue through fiscal year 2024. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for fiscal year 2024. However, future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements within the meaning of Item 303(b) of Regulation S-K.

Contractual Obligations

Except as described above, we had no other debt or other contractual obligations within the meaning of Item 303(b) of Regulation S-K, as of November 3, 2023.

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

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are designed to help ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is collected and communicated to our management, including our Chairman of the Board and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation and under the supervision of our Chairman of the Board and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on this evaluation, the Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Remediation of previously reported material weakness

As reported in the Company’s Form 10-K for year ended October 28, 2022, management previously identified a material weakness in internal control over financial reporting due to the failure to timely report to accounting a change in lease terms from a month-to-month lease to a five-year term lease. A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness warranted the attention of the Audit Committee and those charged with governance.

Management implemented a remediation plan with steps that improved our internal control over financial reporting, including modifying the design of the related internal controls to include verbal communication with plant managers on a quarterly basis, and expanding notification to Operating Committee members which include key plant managers for feedback on any additional information on new contractual arrangements for revenue, leases or other types of agreements impacting accounting. In the case of the lease misstatement, we believe the failure to notify management was a one-time oversight and not indicative of a pattern or continuing weakness in the proper functioning of the controls.

The Company’s management, under the oversight of the Audit Committee, executed the remediation steps discussed above and, as a result determined that, as of November 3, 2023, such material weakness has been remediated. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate. The enhanced controls have operated for a sufficient period of time and management has concluded, through testing, that the related controls are effective. However, we cannot be certain that other such material weaknesses and control deficiencies will not occur in the future. If material weaknesses are identified in the future, or we are not able to comply with requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, our reported financial results could be materially misstated or we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources and the value of our common stock could decline.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act permanently exempts smaller reporting companies with less than $75 million in public float, such as the Company, from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. As a result, an attestation report on internal controls over financial reporting by an independent registered public accounting firm has not been presented. Section 404(a) is still effective for smaller reporting companies and requires the disclosure of management attestations on internal controls over financial reporting as set forth below.

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

Management assessed the effectiveness of our internal control over financial reporting for our fiscal year ended November 3, 2023. Based on management’s assessment and the above-referenced criteria, management believes that the internal control over financial reporting was effective as of November 3, 2023.

Changes in Internal Control over Financial Reports

As described above, during fiscal year 2023 we took steps to remediate the material weakness in our internal control over financial reporting that we identified and existed at the end of fiscal year 2022. Other than in connection with the remediation process described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the last quarter of fiscal year ended November 3, 2023 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be included in our definitive proxy statement on Schedule 14A related to our 2024 annual meeting of stockholders (the “Proxy Statement), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of our fiscal year ended November 3, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

Not applicable, as we do not have any compensation plans under which our equity securities are authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. The following documents are filed as a part of this Report:

(2) Financial Statement Schedules

Not applicable for a smaller reporting company.

(3) Exhibits

(a) The exhibits below are filed herewith or incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Articles of Incorporation, as amended.	10-K	000-02396	3.4	01/18/19
3.2	Amended and Restated Bylaws.	10-K/A	000-02396	3.7	02/09/18
4.1	Description of Capital Stock of the Registrant	10-K	000-02396	4.1	01/15/21
10.1*	Bridgford Foods Corporation Defined Benefit Pension Plan.	10-K	000-02396	10.1	01/18/19
10.2*	Bridgford Foods Corporation Supplemental Executive Retirement Plan.	10-K	000-02396	10.2	01/18/19
10.3*	Bridgford Foods Corporation Deferred Compensation Savings Plan.	10-K	000-02396	10.3	01/18/19
10.4*	Consulting Agreement, dated August 12, 2019, between the Registrant and Allan L. Bridgford Sr.	8-K	000-02396	10.1	08/16/19
10.5	Purchase and Sale Agreement dated March 16, 2020 between Bridgford Food Processing Corporation and CRG Acquisition, LLC.	8-K	000-02396	10.1	03/19/20
10.6*	Consulting Agreement dated February 2, 2023, between the Registrant and Raymond F. Lancy.	8-K	000-02396	10.1	02/02/23
21.1	Subsidiaries of the Registrant.	10-K	000-02396	21.1	01/15/21
24.1	Power of Attorney (included as part of the signature page).					X
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101).

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION

By:	/s/ MICHAEL W. BRIDGFORD
Michael W. Bridgford
Chairman of the Board

Date: January 26, 2024

POWER OF ATTORNEY

We, the undersigned directors and officers of Bridgford Foods Corporation, do hereby constitute and appoint Michael W. Bridgford and Cindy Matthews-Morales, or either of them, with full power of substitution and resubstitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. BRIDGFORD.	Chairman of the Board (Principal Executive Officer)	January 26, 2024
Michael W. Bridgford

/s/ CINDY MATTHEWS-MORALES	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 26, 2024
Cindy Matthews-Morales

/s/ RAYMOND F. LANCY	Director	January 26, 2024
Raymond F. Lancy

/s/ BARON R. H. BRIDGFORD II	President	January 26, 2024
Baron R. H. Bridgford II

/s/ ALLAN L. BRIDGFORD SR.	Director	January 26, 2024
Allan L. Bridgford Sr.

/s/ WILLIAM L. BRIDGFORD	Vice President and Director	January 26, 2024
William L. Bridgford

/s/ JOHN V. SIMMONS	Vice President and Director	January 26, 2024
John V. Simmons

/s/ TODD C. ANDREWS	Director	January 26, 2024
Todd C. Andrews

/s/ D. GREGORY SCOTT	Director	January 26, 2024
D. Gregory Scott

/s/ KEITH A. ROSS	Director	January 26, 2024
Keith A. Ross

/s/ MARY SCHOTT	Director	January 26, 2024
Mary Schott

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bridgford Foods Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation and its subsidiaries (the “Company”) as of November 3, 2023 and October 28, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the fiscal years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 3, 2023 and October 28, 2022, and the results of its operations and its cash flows for each of the two fiscal years in the period ended November 3, 2023 and October 28, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Net Revenue - Reserves for Promotional Allowances

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, contracts with customers often include some form of variable consideration in the form of discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances are treated as a reduction in revenue when the related revenue is recognized and are recorded at the estimated amount of credit expected to be issued to customers, based primarily on historical utilization and redemption rates.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of management’s processes and controls over calculating the reserves for promotional allowances, including understanding relevant significant inputs and assumptions.
●	Performing substantive analytical procedures surrounding the reserves for promotional allowances by performing an independent calculation of the allowance by using historical data and assumptions.
●	Evaluating the reasonableness of key inputs and assumptions relevant to the reserve for promotional allowances, including contractual pricing and rebate arrangements with customers and historical allowance data, which were compared to source documents, and performed sensitivity analysis over key inputs and significant assumptions.
●	Testing the accuracy, completeness, validity of the underlying data used in schedules calculating the reserve for promotional allowances.
●	Review of applicable disclosures.

We have served as the Company’s auditor since 2009.

/s/ Baker Tilly US, LLP

Irvine, California
January 26, 2024

BRIDGFORD FOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of November 3, 2023, and October 28, 2022

(in thousands, except share and per share amounts)

	November 3, 2023	October 28, 2022
ASSETS
Current assets:
Cash and cash equivalents	$15,708	$16,333
Accounts receivable, less allowance for doubtful accounts of $248 and $177, respectively, and promotional allowances of $2,093 and $2,771, respectively	28,593	34,541
Inventories, net	40,573	40,533
Refundable income taxes	2,168	1,201
Prepaid expenses and other current assets	435	321
Total current assets	87,477	92,929

Property, plant and equipment, net of accumulated depreciation and amortization of $73,397 and $70,968, respectively	67,487	71,830
Other non-current assets	12,034	11,589
Total assets	$166,998	$176,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,201	$13,658
Accrued payroll, advertising, and other expenses	6,404	7,853
Income taxes payable	256	224
Current notes payable – equipment	1,045	1,089
Current right-of-use leases payable	1,120	1,054
Other current liabilities	1,955	2,975
Total current liabilities	17,981	26,853

Long-term notes payable – equipment, bridge loan and revolving credit facility	2,786	3,824
Deferred income taxes, net	8,342	8,972
Lont-term right of use leases payable	2,450	3,420
Executive retirement plans	4,745	4,852
Other non-current liabilities	1,159	2,102
Total long-term liabilities	19,482	23,170
Total liabilities	37,463	50,023

Contingencies and commitments (Notes 3, 5 and 6)

Shareholders’ equity:
Preferred stock, without par value; Authorized - 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; Authorized - 20,000,000 shares; issued and outstanding – 9,076,832 shares	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	122,792	119,318
Accumulated other comprehensive loss	(10,689)	(10,425)
Total shareholders’ equity	129,535	126,325
Total liabilities and shareholders’ equity	$166,998	$176,348

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended November 3, 2023, and October 28, 2022

(in thousands, except share and per share amounts)

	November 3, 2023	October 28, 2022
	(53 Weeks)	(52 Weeks)

Net sales	$251,636	$265,898

Cost of products sold	181,279	193,837

Gross margin	70,357	72,061

Selling, general and administrative expenses	65,567	65,235

Loss (gain) on sale of property, plant and equipment	161	(57,745)

Operating income	4,629	64,571

Other (expense) income
Interest expense	(579)	(1,107)
Cash surrender value gain (loss)	445	(2,057)
Total other (expense) income	(134)	(3,164)

Income before taxes	4,495	61,407

Provision for income taxes	1,021	16,341

Net income	$3,474	$45,066

Basic earnings per share	$0.38	$4.96

Shares used to compute basic earnings per share	9,076,832	9,076,832

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the fiscal years ended November 3, 2023, and October 28, 2022

(in thousands)

	November 3, 2023	October 28, 2022
	(53 Weeks)	(52 Weeks)
Net income	$3,474	$45,066
Other comprehensive income from defined benefit plans	1,255	6,910
Other postretirement benefit plans:
Actuarial (loss) gain	(1,229)	1,151
Other comprehensive (loss) income from other postretirement benefit plans, net	(1,229)	1,151

Other comprehensive income, before taxes	26	8,061

Tax benefit on other comprehensive income	(290)	(1,780)

Change in other comprehensive income, net of tax	(264)	6,281

Comprehensive income, net of tax	$3,210	$51,347

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the fiscal years ended November 3, 2023, and October 28, 2022

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 29, 2021	9,076	$9,134	$8,298	$74,252	$(16,706)	$74,978
Net income	-	-	-	45,066	-	45,066
Net change in defined benefit plans and other benefit plans, net of tax	-	-	-	-	6,281	6,281
Balance, October 28, 2022	9,076	$9,134	$8,298	$119,318	$(10,425)	$126,325
Net income	-	-	-	3,474	-	3,474

Net change in defined benefit plans and other benefit plans, net of tax	-	-	-	-	(264)	(264)
Balance, November 3, 2023	9,076	$9,134	$8,298	$122,792	$(10,689)	$129,535

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended November 3, 2023, and October 28, 2022

(in thousands)

	November 3, 2023	October 28, 2022
	(53 Weeks)	(52 Weeks)

Cash flows from operating activities:
Net income	$3,474	$45,066
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,558	6,682
Provision for losses on accounts receivable	147	57
Reduction in promotional allowances	(679)	(98)
Loss (gain on) sale of property, plant and equipment	161	(57,745)
Deferred income taxes, net	(631)	5,070
Changes in operating assets and liabilities:
Accounts receivable, net	6,480	(10,116)
Inventories, net	(40)	(3,762)
Prepaid expenses and other current assets	(114)	2,250
Refundable income taxes	(967)	4,955
Other non-current assets	(444)	(11)
Accounts payable	(6,457)	1,270
Accrued payroll, advertising and other expenses	(1,449)	963
Income taxes payable	32	126
Current portion of non-current liabilities	(879)	(1,880)
Non-current liabilities	(1,207)	(657)
Net cash provided by (used in) operating activities	3,985	(7,830)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	227	60,115
Changes in escrow balance	-	-
Additions to property, plant and equipment	(2,603)	(3,770)
Net cash (used in) provided by investing activities	(2,376)	56,345
Cash flows from financing activities:
Payment of financing lease obligations	(1,151)	(400)
Proceeds from bank borrowings	-	6,000
Repayments of bank borrowings	(1,083)	(38,157)
Net cash used in financing activities	(2,234)	(32,557)
Net (decrease) increase in cash and cash equivalents	(625)	15,958

Cash and cash equivalents and restricted cash at beginning of year	16,333	375
Cash and cash equivalents and restricted cash at end of year	$15,708	$16,333

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,587	$13,345
Cash paid for interest	$579	$1,107

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

Subsequent events

Management has evaluated events subsequent to November 3, 2023, through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

Based on management’s review, no material subsequent events were identified that require adjustment to the consolidated financial statements or additional disclosure.

Accounts Receivable

Accounts receivables are recorded at net realizable value. The value is presented net of allowance for doubtful accounts and promotional incentives. Our accounts receivable consists mainly of trade receivables from customer sales. We evaluate the collectability of our accounts receivable based on several factors. The provision for doubtful accounts receivable is based on historical trends and current collectability risk. Our provision for doubtful accounts was $248 and $177 as of November 3, 2023, and October 28, 2022, respectively.

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

Sales to Wal-Mart® comprised 29.1% of revenues in fiscal year 2023 and 26.5% of total accounts receivable was due from Wal-Mart® as of November 3, 2023. Sales to Wal-Mart® comprised 29.8% of revenues in fiscal year 2022 and 26.1% of total accounts receivable was due from Wal-Mart® as of October 28, 2022. Sales to Dollar General® comprised 16.3% of revenues in fiscal year 2023 and 20.5% of total accounts receivable was due from Dollar General® as of November 3, 2023. Sales to Dollar General® comprised 16.9% of revenues in fiscal year 2022 and 19.9% of total accounts receivable was due from Dollar General® as of October 28, 2022.

Business segments

The Company and its subsidiaries operate in two business segments - the processing and distribution of frozen foods products, and the processing and distribution of snack food products. See Note 7 for further information.

Fiscal year

We maintain our accounting records on a 52-53-week fiscal basis ending on the Friday closest to October 31. As part of the regular accounting cycle, fiscal year 2023 included 53 weeks and fiscal year 2022 included 52 weeks.

Revenues

The Company recognizes revenue for the sale of the product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment, pickup or delivery to a customer based on terms of the sale. Contracts with customers are typically short-term in nature with completion of a single performance obligation. Product is sold to foodservice, retail, institutional and other distribution channels. Products are delivered to customers primarily through our own long-haul fleet, common carrier or through a Company owned direct store delivery system. These delivery costs, $7,190 and $6,661 for fiscal years 2023 and 2022, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Shipping and handling that occurs after the customer has obtained control of the product is recorded as a fulfillment cost rather than an additional assured service. Costs paid to third party brokers to obtain contracts are recognized as part of selling expenses. Other sundry items in context of the contract are also recognized as selling expense. Any taxes collected on behalf of the government are excluded from net revenue.

We record revenue at the transaction price which is measured as the amount of consideration we anticipate to receive in exchange for providing product to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for fiscal years 2023 and 2022 were $17,256 and $15,762, respectively.

Advertising expenses

Advertising and other promotional expenses are recorded as selling, general and administrative expenses. Advertising expenses for fiscal years 2023 and 2022 were $2,822 and $2,603, respectively.

Cash and cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills. Cash and cash equivalents totaled $15,708 as of November 3, 2023 all of which were held at Wells Fargo Bank N.A.

Restricted cash

The Company had no restricted cash as of November 3, 2023 and October 28, 2022, respectively.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or non-recurring basis for the fiscal years ended November 3, 2023, and October 28, 2022, except for pension plan investments (See Note 3).

Inventories

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any excess or obsolete inventories to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. The Company recorded a net realizable value reserve of $513 and $131 at November 3, 2023 and October 28, 2022, respectively, after determining that the market value on some meat products was less than the costs associated with completion and sale of the product.

Property, plant, and equipment

Property, plant, and equipment are carried at cost less accumulated depreciation. Major renewals and improvements are charged to the asset accounts while the cost of maintenance and repairs is charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is credited or charged to income. Depreciation is computed on a straight-line basis over 10 to 20 years for buildings and improvements, 5 to 10 years for machinery and equipment, and 3 to 5 years for transportation equipment. We built a processing plant from the ground up and as such have attributed long useful lives accordingly to these types of assets employed at the new facility in Chicago. The Company incurred interest costs of $579 and $1,107 for fiscal year 2023 and 2022, respectively, all of which were recorded as interest expense in relation to equipment at the production facility in Chicago.

We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an impairment is indicated, we measure the fair value of assets to determine if and when adjustments are recorded.

Leases

Leases are recognized in accordance with ASC Topic 842 Leases (“ASC 842”) which requires a lessee to recognize assets and liabilities with lease terms of more than 12 months. We lease or rent property for such operations as storing inventory and equipment. We analyze our agreements to evaluate whether or not a lease exists by determining what assets exist for which we control usage for a period of time in exchange for consideration. In the event a lease exists, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease. In the case of month-to-month lease or rental agreements with terms of 12 months or less, we made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. The storage units rented on a month-to-month basis for use by our Snack Food Product segment direct store delivery route system are not costly to relocate and contain no significant leasehold improvements or degree of integration over leased assets. Orders can be fulfilled by another route storage unit interchangeably. No specialized assets exist in the rental storage units. Market price is paid for storage units. No guarantee of debt is made.

Finance lease assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization. The Company’s leases of long-haul trucks used in its Frozen Food Products segment qualify as finance leases. Finance lease liabilities are recorded under other liabilities. Operating leases are recorded as a right-of-use assets under property, plant and equipment and the corresponding liability is recorded under other liabilities. The consolidated balance sheets reflect both the current and long-term obligation. The classification as a finance or operating lease determines whether the recognition, measurement and presentation of expenses and cash flows are considered operating or financing.

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

Stock-based compensation

We measure and recognize compensation expenses for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. We have not issued, awarded, granted, or entered into any stock-based payment agreements since April 29, 1999, and no such expense was recognized in fiscal years 2023 and 2022.

Comprehensive income or loss

Comprehensive income or loss consists of net income and additional minimum pension liability adjustments net of taxes.

Recently issued accounting pronouncements and regulations

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires a lessee to recognize assets and liabilities with lease terms of more than twelve months. Both capital and operating leases are to be recognized on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, which was our first quarter of fiscal year 2020. We have analyzed all lease transactions during fiscal years 2020 and 2021 and the first and second quarters of fiscal year 2022. The Company elected not to reassess expired contracts or adjust comparative periods. The Company determined that no change to current accounting treatment is warranted for most transactions due to the underlying nature of our leases. In the case of month-to-month lease or rental agreements with terms of twelve months or less, the Company made an accounting policy election to not recognize lease assets and liabilities. The Company performed a detailed analysis and determined that there were two significant long-term leases which are the leases with Hogshed Ventures, LLC and Racine Partners 4333 LLC. The accounting treatment of theses leases for warehouse storage included establishing a right-of-use asset and the corresponding liability was recorded for the Company’s lease with Hogshed Ventures, LLC for property located at 40th Street in Chicago during the fourth quarter of fiscal 2020 and with Racine Partners 4333 LLC during the fourth quarter of fiscal year 2022. The application of this pronouncement resulted in additional disclosures detailing our lease arrangements. The Company adopted this guidance during the first quarter of fiscal year 2020 and it did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (ASC 326), which provides guidance on measurement of credit losses on financial instruments. This ASU adds a current expected credit loss impairment model to GAAP that is based on expected losses rather than incurred losses whereby a broader range of reasonable and supportable information is required to be utilized in order to derive credit loss estimates. The effective date of the new guidance as amended by ASU No. 2019-10 is fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company analyzed the impact of adopting this standard and does not expect the adoption to have a material impact on its Consolidated Financial Statements as it has been our policy to estimate and record credit losses on trade accounts receivable.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures. The amendments enhance disclosures of significant segment expenses by requiring to disclose significant segment expenses regularly provided to the chief operating decision maker (CODM), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company is currently evaluating the guidance and its impact to the financial statements.

NOTE 2 - Composition of Certain Financial Statement Captions:

	November 3, 2023	October 28, 2022
Inventories, net:
Meat, ingredients, and supplies	$12,244	$10,242
Work in process	1,507	2,432
Finished goods	26,822	27,859
	$40,573	$40,533

Prepaid expenses and other current assets
Prepaid insurance	274	79
Prepaid other	161	242
	$435	$321
Property, plant and equipment, net:
Land	$3,799	$3,799
Buildings and improvements	24,173	26,134
Machinery and equipment	97,554	97,664
Finance leased trucks	355	553
Transportation equipment	10,078	9,940
Right of use assets	3,515	4,456
Construction in process	1,410	252
	140,884	142,798
Accumulated depreciation and amortization	(73,397)	(70,968)
	$67,487	$71,830

Other non-current assets:
Cash surrender value benefits	$12,029	$11,584
Other	5	5
	$12,034	$11,589
Accrued payroll, advertising, and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$4,610	$5,412
Accrued advertising and broker commissions	732	1,305
Property taxes	444	501
Other	618	635
	$6,404	$7,853

Current portion of non-current liabilities (Notes 3 and 6):
Executive retirement plans	$249	$133
Incentive compensation	1,582	1,746
Finance lease obligation	62	202
Customer deposits and escrow	26	26
Deferred payroll taxes current	-	766
Postretirement healthcare benefits	36	102
	$1,955	$2,975

Other non-current liabilities (Note 3):
Defined benefit retirement plan	$(1,885)	$(551)
Incentive compensation	2,266	1,913
Finance lease obligation	28	135
Postretirement healthcare benefits	750	605
	$1,159	$2,102

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

Net pension income consisted of the following:

	November 3, 2023	October 28, 2022
	(53 Weeks)	(52 Weeks)
Service cost	$57	$127
Interest cost	2,688	1,772
Expected return on plan assets	(3,439)	(4,336)
Amortization of unrecognized loss	615	1,210
Net pension income	$(79)	$(1,227)

Net pension costs and benefit obligations are determined using assumptions as of the beginning of each fiscal year.

Weighted average assumptions for each fiscal year are as follows:

	November 3, 2023	October 28, 2022
Discount rate	5.96%	5.44%
Rate of increase in salary levels	N/A	N/A
Expected return on plan assets	7.00%	7.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	November 3, 2023	October 28, 2022
	(53 Weeks)	(52 Weeks)
Change in plan assets:
Fair value of the plans’ assets - beginning of year	$50,649	$63,295
Actual return on the plans’ assets	2,394	(10,476)
Benefits paid	(2,358)	(2,170)
Fair value of the plans’ assets - end of year	$50,685	$50,649
Change in benefit obligations:
Benefit obligations - beginning of year	$50,098	$70,882
Service cost	57	127
Interest cost	2,688	1,772
Actuarial loss	(1,686)	(20,513)
Benefits paid	(2,357)	(2,170)
Benefit obligations - end of year	48,800	50,098
Funded status of the plans	1,885	551
Unrecognized net actuarial loss	7,216	8,470
Net amount recognized	$9,101	$9,021

We perform an internal rate of return analysis when making the discount rate selection. The discount rates were based on FTSE Pension Discount Curve (formerly Citibank) as of November 3, 2023, and October 28, 2022, respectively.

The plans’ assets are primarily invested in marketable equity securities, corporate and government debt securities and are administered by an investment management company. The plans’ long-term return on assets is based on the weighted average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. No expected employer contribution to the plans in fiscal year 2024 is planned.

For fiscal year 2023, our actuary used mortality tables from the Pri-2012 Total Dataset Mortality Table with MP-2021 Scaling. The expected rate of return on the plans’ assets remained the same at 7.00% effective for fiscal years 2023 and 2022, respectively.

The actual and target allocation for the plans’ assets are as follows:

Asset Class	2023	Target Asset Allocation	2022	Target Asset Allocation
Large Cap Equities	21.7%	23.0%	22.6%	23.0%
Mid Cap Equities	0.0%	0.0%	0.0%	0.0%
Small Cap Equities	9.5%	9.0%	9.7%	9.0%
International (equities only)	26.9%	27.0%	25.9%	25.0%
Fixed Income	36.0%	37.0%	35.9%	37.0%
Cash and other	5.9%	4.0%	5.9%	6.0%
Total	100.0%	100.0%	100.0%	100.0%

The fair value of our pension plans’ assets as of November 3, 2023, and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	2023
	Level 1	Level 2	Level 3	Total

Total plan assets	$50,685	-	-	$50,685

The fair value of our pension plan assets as of October 28, 2022, and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	2022
	Level 1	Level 2	Level 3	Total

Total plan assets	$50,649	-	-	$50,649

Expected payments for pension benefits are as follows:

Fiscal Years	Pension Benefits
2024	$3,258
2025	$3,370
2026	$3,466
2027	$3,561
2028	$3,614
2029-2033	$18,364

Executive Retirement Plans

Non-Qualified Deferred Compensation

Effective January 1, 1991, we adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. We contribute an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination, or attainment of retirement age. No benefit expense was recorded under this plan for fiscal years 2023 and 2022.

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

Benefits payable related to these plans and included in the accompanying consolidated financial statements were $4,994 and $4,985 as of November 3, 2023, and October 28, 2022, respectively. The benefit payable is recorded as $249 and $133 under current liabilities and $4,745 and $4,852 under non-current liabilities as of November 3, 2023 and October 28, 2022, respectively. In connection with these arrangements, we are the beneficiary of life insurance policies on the lives of certain key employees and retirees. The aggregate cash surrender value of these policies, included in non-current assets, was $12,029 and $11,584 as of November 3, 2023, and October 28, 2022, respectively. The net periodic pension income for fiscal year 2023 was $1,057 caused by the change in pension discount rate from fiscal year 2022 to fiscal year 2023.

Expected payments for executive postretirement benefits are as follows:

Fiscal Years	Executive Postretirement Benefits
2024	$533
2025	$533
2026	$533
2027	$533
2028	$532
2029-2032	$2,612

Incentive Compensation Plan for Certain Key Executives

We provide an incentive compensation plan for certain key executives, which is based upon our pretax income. The payment of these amounts is generally deferred over three or five-year periods. The total amount payable related to this arrangement was $3,848 and $3,659 as of November 3, 2023, and October 28, 2022, respectively. Future payments are approximately $1,582, $1,531, $694, $33, and $8 for fiscal years 2024 through 2028, respectively.

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

Net periodic postretirement healthcare cost (benefit) consisted of the following:

	November 3, 2023	October 28, 2022
	(53 Weeks)	(52 Weeks)
Interest cost	$22	$13
Amortization of actuarial gain	(17)	(10)
Service cost	4	-
Net periodic postretirement healthcare cost	$9	$3

Weighted average assumptions for the fiscal years ended November 3, 2023, and October 28, 2022, are as follows:

	2023	2022
Discount rate	5.96%	5.44%
Medical trend rate next year	7.50%	6.50%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2028	2026

The table below shows the estimated effect of a 1% increase in healthcare cost trend rate on the following:

	2023	2022
Interest cost plus service cost	$5	$2
Accumulated postretirement healthcare obligation	$106	$65

The table below shows the estimated effect of a 1% decrease in healthcare cost trend rate on the following:

	2023	2022
Interest cost plus service cost	$(4)	$(1)
Accumulated postretirement healthcare obligation	$(84)	$(55)

The healthcare obligation and funded status of this plan as of the fiscal years ended are as follows:

	2023	2022
Change in accumulated postretirement healthcare obligation:
Healthcare obligation - beginning of year	$426	$530
Interest cost	22	13
Service cost	3	-
Actuarial gain (loss)	230	(105)
Benefits paid	(32)	(12)
Healthcare obligation – end of year	$649	$426

Funded status of the plans	649	426
Unrecognized net actuarial gain	33	(215)
Unrecognized amounts recorded in other comprehensive income	(33)	215
Postretirement healthcare liability	$649	$426

Expected payments for the postretirement benefits are as follows:

Fiscal Years	Postretirement Healthcare Benefits
2024	$36
2025	$37
2026	$37
2027	$37
2028-2032	$177

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

During the fiscal year ended November 3, 2006, we implemented a qualified 401(K) retirement plan (the “401K Plan”) for our sales, administrative, supervisory, and certain other employees. During fiscal years 2023 and 2022, we made total employer contributions to the 401K Plan in the amounts of $887 and $893, respectively.

NOTE 4 - Income Taxes:

The provision for (benefit on) income taxes include the following:

	November 3, 2023	October 28, 2022
	(53 Weeks)	(52 Weeks)
Current:
Federal	$1,660	$10,574
State	(8)	2,264
	1,652	12,838
Deferred:
Federal	(530)	2,609
State	(101)	894
	(631)	3,503
	$1,021	$16,341

The total tax benefit differs from the expected amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	November 3, 2023	October 28, 2022
	(53 Weeks)	(52 Weeks)
Provision for federal income taxes at the applicable statutory rate	$944	$12,895
(Decrease) increase in provision resulting from state income taxes, net of federal income tax benefit	(86)	2,458
Non-taxable life insurance loss (gain)	(93)	427
Other, net	256	561
Provision for income taxes	$1,021	$16,341

Deferred income taxes result from differences in the basis of assets and liabilities for tax and accounting purposes.

	November 3, 2023	October 28, 2022
Receivables allowance	$64	$48
Returns allowance	167	142
Inventory packaging reserve	299	145
Inventory overhead capitalization	571	628
Employee benefits	726	848
Other	(30)	143
State taxes payable (receivable)	232	275
Incentive compensation	824	733
Pension and health care benefits	924	1,318
Depreciation	(12,342)	(13,440)
Net operating loss carry-forward and credits	322	287
Valuation allowance established against state NOL	(99)	(99)
Deferred income taxes, net	$(8,342)	$(8,972)

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

As of November 3, 2023, the Company did not have any valuation allowance against its federal net deferred tax assets. Management reevaluated the need for a valuation allowance at the end of 2022 and determined that some of its California NOL may not be utilized. Therefore, a valuation allowance of $99 has been retained for such portion of the California NOL.

As of November 3, 2023, the Company had net operating loss carryforwards of approximately $0 for federal and $5,000 for state purposes.

The state loss carryforwards will expire at various dates through 2040.

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

As of November 3, 2023, we have provided a liability of $314 to unrecognized tax benefits related to various federal and state income tax matters. $76 of this liability will reduce our effective income tax rate if the asset is recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

As of October 28, 2022, we have provided a liability of $299 to unrecognized tax benefits related to various federal and state income tax matters. None of this liability will reduce our effective income tax rate if the asset is recognized in future reporting periods.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	November 3, 2023	October 28, 2022
	(53 Weeks)	(52 Weeks)

Balance at beginning of year	$299	$173
Additions based on tax positions related to the current year	16	126
Additions for tax positions of prior years	16	-

Balance at end of year	$331	$299

We recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of November 3, 2023, we had approximately $40 in accrued interest and penalties which is included as a component of the $331 unrecognized tax benefit noted above.

Our federal income tax returns are open to audit under the statute of limitations for the years ended October 31, 2020, through 2022.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the years ended October 31, 2019, through 2022.

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

The effective tax rate was 22.7% and 26.6% for fiscal years 2023 and 2022, respectively. The effective tax rate for fiscal year 2022 was impacted by the rate differential on NOL carryback available under the CARES Act discussed in the paragraphs above. In addition, the effective tax rates for fiscal years 2023 and 2022 were impacted by such items as non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

NOTE 5 - Line of Credit and Borrowing Agreements:

The following table reflects major components of our revolving credit facility and borrowing agreements as of November 3, 2023, and October 28, 2022, respectively.

	November 3, 2023	October 28, 2022

Revolving credit facility	$-	$-
Equipment notes:
3.68% note due 04/16/27, out of lockout 04/17/22	3,831	4,913
Total debt	3,831	4,913
Less current debt	(1,045)	(1,089)
Total long-term debt	$2,786	$3,824

Revolving Credit Facility

On November 30, 2023, we entered into a fifth amendment to the credit agreement with Wells Fargo Bank, N.A. dated March 1, 2018, as amended, and also executed a revolving line of credit note pursuant to the amendment. The revolving line of credit note replaces the existing note that expired by its terms on November 30, 2023. Under the terms of this amendment and the revolving line of credit note, we may borrow up to $7,500 from time to time up to November 30, 2024, at an interest rate equal to (a) the daily simple secured overnight financing rate plus 2.0%, or if unavailable, (b) the prime rate, in each case as determined by the bank. The line of credit has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on November 30, 2024.

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

Loan Covenants

The Wells Fargo Loan Agreements and the credit agreement contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loans. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.0 to 1.0 at each fiscal quarter end,
●	Quick Ratio not less than 1.25 to 1.0 at each fiscal quarter end,
●	Fixed Charge Coverage Ratio not less than 1.25 to 1.0 at the end of the fiscal quarter end.

As of November 3, 2023, the Company was in compliance with all covenants under the Wells Fargo Loan Agreements and the credit agreement.

Aggregate contractual maturities of debt in future fiscal years are as follows as of November 3, 2023.

Fiscal Years	Debt Payable
2024	$1,045
2025	$1,083
2026	$1,124
2027	$580

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

The Company leases three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks expire in 2025. Amortization of equipment under capital lease was $96 in 2023. The Company leased one long-haul truck for $40 during fiscal year 2023, and that lease term is two years.

The Company performed a detailed analysis and determined that the only indications of long-term leases in addition to transportation leases for long-haul trucks were Hogshed Ventures, LLC and Racine Partners 4333 LLC. A right-of-use asset and corresponding liability for warehouse storage space was recorded for $238 for Hogshed Ventures, LLC for 40th Street in Chicago, Illinois, and $3,276 for Racine Partners 4333 LLC for 43rd Street as of November 3, 2023. We lease these spaces under non-cancelable operating leases. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further these leases do not contain contingent rent provisions. The lease with Hogshed Ventures LLC terminates on June 30, 2023. The lease with Racine Partners 4333 LLC terminates on May 31, 2027. These leases include both lease (e.g., fixed rent) and non-lease components (e.g., real estate taxes, insurance, common-area, and other maintenance costs). The non-lease components are deemed to be executory costs and are included in the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use assets.

This Hogshed Ventures LLC lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 1.6%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

The following is a schedule by years of future minimum lease payments for transportation leases and right-of-use assets:

Fiscal Year	Financing Obligations
2024	$1,230
2025	937
2026	996
2027	518
Later Years	-
Total minimum lease payments(a)	$3,681
Less: Amount representing executory costs	(20)
Less: Amount representing interest(b)	(1)
Present value of future minimum lease payments(c)	$3,660

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Note 2, as current and noncurrent obligations under capital leases of $62 and $28, respectively, and right-of-use assets of $1,120 and $2,450, respectively.

NOTE 7 - Segment Information:

We have two reportable operating segments, Frozen Food Products (the processing and distribution of frozen products) and Snack Food Products (the processing and distribution of meat and other convenience foods).

We evaluate each segment’s performance based on revenues and operating income. Selling, general and administrative expenses include corporate accounting, information systems, human resources and marketing management at the corporate level. These activities are allocated to each operating segment based on revenues and/or actual usage.

The following segment information is for the fiscal years ended November 3, 2023 (53 weeks) and October 28, 2022 (52 weeks):

Segment Information
2023	Frozen Food Products	Snack Food Products	Other	Totals
Net sales	$57,638	$193,998	$-	$251,636
Cost of products sold	43,180	138,099	-	181,279
Gross margin	14,458	55,899	-	70,357
SG&A	14,443	51,124	-	65,567
Loss on sale of property, plant, and equipment	75	86	-	161
Operating (loss) income	$(60)	$4,689	$-	$4,629

Total assets	$15,241	$121,725	$30,032	$166,998
Additions to PP&E	$493	$2,110	$-	$2,603

Segment Information
2022	Frozen Food Products	Snack Food Products	Other	Totals
Net sales	$56,254	$209,644	$-	$265,898
Cost of products sold	41,100	152,737	-	193,837
Gross margin	15,154	56,907	-	72,061
SG&A	14,614	50,621	-	65,235
Gain on sale of property, plant, and equipment	(16)	(100)	(57,629)	(57,745)

Operating income (loss)	$556	$6,386	$57,629	$64,571

Total assets	$16,327	$130,704	$29,317	$176,348
Additions to PP&E	$1,106	$2,664	$-	$3,770

The following information further disaggregates our sales to customers by major distribution channel and customer type for the fiscal years ended November 3, 2023, and October 28, 2022, respectively.

2023 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$130,497	$-	$130,497
Direct customer warehouse	63,501	-	63,501
Total Snack Food Products	193,998	-	193,998

Distributors	8,397	49,241	57,638
Total Frozen Food Products	8,397	49,241	57,638

Total Net Sales	$217,852	$49,241	$251,636

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

44

2022

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$138,220	$-	$138,220
Direct customer warehouse	71,424	-	71,424
Total Snack Food Products	209,644	-	209,644

Distributors	8,208	48,046	56,254
Total Frozen Food Products	8,208	48,046	56,254

Total Net Sales	$217,852	$48,046	$265,898

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

NOTE 8 - Unaudited Interim Financial Information:

Not applicable for a smaller reporting company.

