Form 10-Q
period 2024-01-26
BRIDGFORD FOODS CORP
filed 2024-03-08
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2024

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

(214) 428-1535

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

As of March 8, 2024, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods”, “Company”, “we”, “us” or “our” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Items 2 through 4 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 25

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	January 26, 2024	November 3, 2023
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$12,648	$15,708
Accounts receivable, less allowance for doubtful accounts of $233 and $248, respectively, and promotional allowances of $2,983 and $2,093, respectively	30,038	28,593
Inventories, net	39,275	40,573
Refundable income taxes	1,666	2,168
Prepaid expenses and other current assets	2,388	435
Total current assets	86,015	87,477

Property, plant and equipment, net of accumulated depreciation and amortization of $72,300 and $73,397, respectively	67,802	67,487
Other non-current assets	12,938	12,034
Total assets	$166,755	$166,998

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$8,603	$7,201
Accrued payroll, advertising, and other expenses	5,294	6,404
Income taxes payable	256	256
Current notes payable - equipment	1,052	1,045
Current right-of-use leases payable	1,032	1,120
Other current liabilities	2,031	1,955
Total current liabilities	18,268	17,981

Long-term notes payable - equipment	2,608	2,786
Deferred income taxes, net	8,342	8,342
Long-term right-of-use leases payable	2,222	2,450
Executive retirement, pension plans and other	4,545	5,904
Total long-term liabilities	17,717	19,482

Total liabilities	35,985	37,463

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	124,027	122,792
Accumulated other comprehensive loss	(10,689)	(10,689)
Total shareholders’ equity	130,770	129,535
Total liabilities and shareholders’ equity	$166,755	$166,998

See accompanying notes to Condensed Consolidated Financial Statements.

3 of 25

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended
	January 26, 2024	January 20, 2023

Net sales	$54,842	$61,622
Cost of products sold	38,804	44,556

Gross margin	16,038	17,066

Selling, general and administrative expenses	15,027	15,794
Gain on sale of property, plant, and equipment	-	(72)
Operating income	1,011	1,344

Other income (expense)
Interest expense	(171)	(125)
Cash surrender value gain	905	111
Total other income (expense)	734	(14)

Income before taxes	1,745	1,330
Provision for income taxes	510	398

Net income	$1,235	$932

Basic earnings per share	$0.14	$0.10

Shares used to compute basic earnings per share	9,076,832	9,076,832

See accompanying notes to Condensed Consolidated Financial Statements.

4 of 25

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended January 26, 2024

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 3, 2023	9,076	$9,134	$8,298	$122,792	$(10,689)	$129,535
Net income	-	-	-	1,235	-	1,235
Balance, January 26, 2024	9,076	$9,134	$8,298	$124,027	$(10,689)	$130,770

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

5 of 25

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	12 weeks ended
	January 26, 2024	January 20, 2023
Cash flows from operating activities:

Net income	$1,235	$932

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	1,545	1,448
(Recoveries on) provision for losses on accounts receivable	(7)	187
Increase in promotional allowances	891	751
Gain on sale of property, plant, and equipment	-	(72)

Changes in operating assets and liabilities:

Accounts receivable, net	(2,329)	923
Inventories, net	1,298	1,713
Prepaid expenses and other current assets	(1,953)	(1,091)
Refundable income taxes	502	(166)
Other non-current assets	(903)	(111)
Accounts payable	1,402	(4,563)
Accrued payroll, advertising, and other expenses	(1,109)	(610)
Other current liabilities	75	(1,376)
Executive retirement, pension plans and other	(1,350)	(592)

Net cash used in operating activities	(703)	(2,627)

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	-	72
Additions to property, plant, and equipment	(1,860)	(259)

Net cash used in investing activities	(1,860)	(187)

Cash flows from financing activities:
Payment of right-of-use lease obligations	(327)	(279)
Repayments of bank borrowings	(170)	(248)

Net cash used in financing activities	(497)	(527)

Net decrease in cash and cash equivalents and restricted cash	(3,060)	(3,341)

Cash and cash equivalents and restricted cash at beginning of period	15,708	16,333

Cash and cash equivalents at end of period	$12,648	$12,992

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$8	$567
Cash paid for interest	$171	$125

See accompanying notes to Condensed Consolidated Financial Statements.

6 of 25

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies:

The unaudited Condensed Consolidated Financial Statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve weeks ended January 26, 2024 and January 20, 2023 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2023 (the “Annual Report”). Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements, if any, and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

The November 3, 2023, balance sheet amounts within these interim Condensed Consolidated Financial Statements were derived from the audited fiscal year 2023 consolidated financial statements included in the Company’s Annual Report.

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

Comprehensive income or loss

Comprehensive income or loss consists of net income and additional minimum pension liability adjustments. There were no differences between net income and comprehensive income during each of the twelve weeks ended January 26, 2024 and January 20, 2023.

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended January 26, 2024, and January 20, 2023, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
January 26, 2024	28.4%	24.7%	15.5%	19.1%
January 20, 2023	30.8%	35.2%	13.0%	24.0%

Revenue recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers upon passage of title to the customer. Products are delivered to customers primarily through our own long-haul fleet, common carrier, or through a Company-owned direct-store-delivery system.

7 of 25

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

We record revenue at the transaction price which is measured as the amount of consideration we anticipate receiving in exchange for providing products to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for the twelve weeks ended January 26, 2024, and January 20, 2023, were $4,179 and $3,864, respectively.

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

ROU lease assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization. The Company leases warehouse space from time to time that is recorded as ROU lease assets and corresponding lease liabilities. The Company’s leases of long-haul trucks used in its Frozen Food Products segment qualify as finance leases. Finance lease liabilities are recorded under other liabilities. The condensed consolidated balance sheets reflect both the current and long-term obligations.

Subsequent events

Management has evaluated events subsequent to January 26, 2024, through the date that the accompanying Condensed Consolidated Financial Statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

No material events were identified that require adjustment to the financial statements or additional disclosure.

Basic earnings per share

Basic earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or other potentially dilutive convertible securities were outstanding as of January 26, 2024, or January 20, 2023.

Recently issued accounting pronouncements and regulations

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

8 of 25

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

Note 2 – Inventories, net:

Inventories are comprised of the following at the respective period ends:

	January 26, 2024	November 3, 2023
Meat, ingredients, and supplies	$11,861	$12,244
Work in progress	2,347	1,507
Finished goods	25,067	26,822
	$39,275	$40,573

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any estimated excess, obsolete inventories, or impaired balances to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. We maintain a net realizable reserve of $111 as of January 26, 2024, and $513 as of November 3, 2023, on products in inventory after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

Note 3 – Contingencies and Commitments:

The Company generally leases warehouses throughout the United States through month-to-month rental agreements. In the case of month-to-month lease or rental agreements with terms of 12 months or less, the Company made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. For further information regarding our lease accounting policy, please refer to Note 1 – Summary of Significant Accounting Policies — Leases.

The Company leased three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks expire in fiscal year 2025. We returned one long-haul truck on June 22, 2023, for a loss of $12 in an effort to reduce overall cost of delivering products. Amortization of equipment as a finance lease was $11 during the twelve weeks ended January 26, 2024. The Company leased one box truck for a market value of $27 on April 17, 2023, and that lease term is two years.

The Company performed a detailed analysis and determined that the only indications of a long-term lease in addition to transportation leases for long-haul trucks were the warehouse leases with Hogshed Ventures, LLC and Racine Partners 4333 LLC.

The Company’s five-year term lease with Racine Partners 4333 LLC, was effective June 1, 2022. An ROU asset of $3,056 and corresponding liability for warehouse storage space of $3,117 as of January 26, 2024, was recorded for Racine Partners 4333 LLC for 43rd Street in Chicago, Illinois. This lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 3.68%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

An ROU asset and corresponding liability for warehouse storage space was recorded for $137 for Hogshed Ventures, LLC for 40th Street in Chicago, Illinois, as of January 26, 2024. We lease this space under a non-cancelable operating lease. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further, this lease does not contain contingent rent provisions. This lease will terminate on June 30, 2024. This lease includes both lease (e.g., fixed rent) and non-lease components (e.g., real estate taxes, insurance, common-area, and other maintenance costs). The non-lease components are deemed to be executory costs and are included in the minimum lease payments used to determine the present value of the operating lease obligation and related ROU asset.

The lease with Hogshed Ventures, LLC does not provide an implicit rate and we estimated our incremental interest rate to be approximately 5.49%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

9 of 25

The following is a schedule by years of future minimum lease payments for transportation leases and ROU assets:

Fiscal Year	Financial Obligations
2024	$901
2025	937
2026	996
2027	518
Later Years	-
Total Minimum Lease Payments(a)	$3,352
Less: Amount representing executory costs	(17)
Less: Amount representing interest(b)	(1)
Present value of future minimum lease payments(c)	$3,334

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Part I. Financial Information, Item 1. a., Condensed Consolidated Balance Sheets, as current and noncurrent obligations are finance leases of $63 and $17 under Other current liabilities and Other non-current liabilities, respectively, and ROU leases payable of $1,032 and $2,222 are disclosed as line items Current right-of-use leases payable and long-term right-of-use leases payable, respectively, as of January 26, 2024.

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

The following segment information is presented for the twelve weeks ended January 26, 2024, and January 20, 2023, respectively.

Segment Information
Twelve weeks Ended January 26, 2024	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$14,399	$40,443	$-	$54,842
Cost of products sold	10,286	28,518	-	38,804
Gross margin	4,113	11,925	-	16,038
SG&A	3,441	11,586	-	15,027
Operating income	672	339	-	1,011

Total assets	$16,120	$121,223	$29,412	$166,755
Additions to PP&E	$822	$1,038	$-	$1,860

10 of 25

Twelve weeks Ended January 20, 2023	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$14,399	$47,223	$-	$61,622
Cost of products sold	10,744	33,812	-	44,556
Gross margin	3,655	13,411	-	17,066
SG&A	3,644	12,150	-	15,794
Gain on sale of property, plant, and equipment	-	(72)	-	(72)
Operating income	11	1,333	-	1,344

Total assets	$15,447	$126,719	$27,445	$169,611
Additions to PP&E	$45	$214	$-	$259

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended January 26, 2024, and January 20, 2023, respectively.

Twelve weeks Ended January 26, 2024

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$27,986	$-	$27,986
Direct customer warehouse	12,457	-	12,457
Total Snack Food Products	40,443	-	40,443

Distributors	2,684	11,715	14,399
Total Frozen Food Products	2,684	11,715	14,399

Totals	$43,127	$11,715	$54,842

Twelve weeks Ended January 20, 2023

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$34,046	$-	$34,046
Direct customer warehouse	13,177	-	13,177
Total Snack Food Products	47,223	-	47,223

Distributors	3,207	11,192	14,399
Total Frozen Food Products	3,207	11,192	14,399

Totals	$50,430	$11,192	$61,622

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.

(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

Note 5 – Income Taxes:

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before January 1, 2021. In addition, the CARES Act allows NOLs incurred in taxable years beginning after December 31, 2017, and before January 1, 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has filed a federal income tax return for tax year 2018 (fiscal year 2019) and has carried back a taxable loss of $9,919 to tax years 2014 (fiscal year 2015) and 2015 (fiscal year 2016). Furthermore, the Company also carried back $21,687 of net operating loss from 2019 (fiscal year 2020) against any remaining taxable income of tax year 2015 (fiscal year 2016) and taxable income of tax years 2016 (fiscal year 2017) and 2017 (fiscal year 2018). The carryback of net operating losses will also release $358 of research and development credits, which will become available for utilization in future years.

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

11 of 25

The Company’s effective tax rate was 29.2% and 29.9% for the first quarter of fiscal years 2024 and 2023, respectively. The effective tax rate for the first quarter of fiscal year 2024 reflects the impact of $510 of tax expense.

As of January 26, 2024, the Company did not have any valuation allowance against its federal net deferred tax assets. Management reevaluated the need for a valuation allowance at the end of 2022 and determined that some of its California NOL may not be utilized. Therefore, a valuation allowance of $99 has been retained for such portion of the California NOL. As of January 26, 2024, the Company had net operating loss carryforwards of approximately $0 for federal and $5,000 for state purposes. The state loss carryforwards will expire at various dates through 2040.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2020 through 2022. We are subject to income tax in Texas and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years 2019 through 2022.

Note 6 – Equipment Notes Payable and Financial Arrangements:

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

Equipment Note Payable

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

The following table reflects major components of our revolving credit facility and borrowing agreements as of January 26, 2024, and November 3, 2023, respectively.

	January 26, 2024	November 3, 2023

Revolving credit facility	$-	$-
Equipment notes:
3.68% note due 04/16/27, out of lockout 04/17/22	3,660	3,831
Total debt	3,660	3,831
Less current debt	(1,052)	(1,045)
Total long-term debt	$2,608	$2,786

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

As of January 26, 2024 and November 3, 2023, the Company was in compliance with all covenants under the Wells Fargo Loan Agreements and the credit agreement.

12 of 25

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

We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended November 3, 2023 (the “Annual Report”) as well as our other filings with the SEC with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

13 of 25

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of January 31, 2024, was 5.01% as compared to 5.96% as of November 3, 2023. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

We are subject to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”). Requirements of the law include the removal of the lifetime limits on active and retiree medical coverage, expanding dependent coverage to age 26 and the elimination of pre-existing conditions that may impact other postretirement benefits costs. The PPACA law also includes a potential excise tax on the value of benefits that exceed a pre-defined limit. Fortunately, this potential tax has been indefinitely deferred and we do not see significant financial exposure. Finally, the PPACA includes provisions that require employers to offer health benefits to all full-time employees (defined as 30 hours per week). The health coverage must meet minimum standards for the actuarial value of the benefits offered and employee affordability. We believe that the current administration seems more likely to enhance the scope and coverage associated with PPACA than to repeal or significantly change this law. The recent legislative packages related to pandemic relief included some minor provisions that will impact health benefits in the future. These changes most prominently focus on the impact of surprise balance bills from out-of-network providers. Our health care plans as they exist in 2024 are compliant with all applicable regulations that currently exist. As we look to the future, we anticipate that future legislative action will impact the plans offered to active and retired participants. As we have done in the past, our executive team will continue to assess the accounting implications of the PPACA and potential future legislation to determine the impact on our financial position and results of operations. The potential future effects and cost of complying with the legislative changes are not currently determinable.

14 of 25

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended January 26, 2024, and January 20, 2023, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
January 26, 2024	28.4%	24.7%	15.5%	19.1%
January 20, 2023	30.8%	35.2%	13.0%	24.0%

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

Frozen Food Products Segment

Our Frozen Food Products segment primarily manufactures and distributes biscuits, bread dough items, roll dough items and shelf stable sandwiches. All items within this segment are considered similar products and have been aggregated at this level. Our frozen food business covers the United States. Products produced by the Frozen Food Products segment are generally supplied to food service and retail distributors who take title to the product upon shipment receipt through Company-leased long-haul vehicles or 3rd party logistic providers/carriers. We leverage relationships with regional sales managers, and we maintain a network of independent food service and retail brokers covering most of the United States. Brokers are compensated on a commission basis. We believe that our brokers, in close cooperation with our regional sales managers, are a valuable asset providing significant new product and customer opportunities. Regional sales managers perform several significant functions for us, including identifying and developing new business opportunities and providing customer service and support to our distributors and end purchasers often with the assistance of our broker partners.

Snack Food Products Segment

Our Snack Food Products segment primarily distributes products manufactured by us. All items within this segment are considered similar products and have been aggregated at this level. The dry sausage division includes products such as jerky, meat snacks, sausage, and pepperoni products. Our Snack Food Products segment sells approximately 160 different items through a direct-store-delivery network and customer-owned distribution centers serving approximately 20,000 supermarkets, mass merchandise and convenience retail stores located in 50 states. These customers are comprised of large retail chains and smaller “independent” operators.

Products produced or distributed by the Snack Food Products segment are supplied to customers through either direct-store-delivery or direct delivery to customer warehouses. Product delivered using the Company-owned fleet direct to the store is considered a direct-store-delivery sale. In this case, we provide the service of setting up and maintaining the display and stocking our products. Products delivered to customer warehouses are distributed to the retail store and stocked by the customer where it is then sold to the end consumer.

15 of 25

Results of Operations for the Twelve Weeks Ended January 26, 2024, and January 20, 2023

Net Sales-Consolidated

Net sales decreased by $6,780 (11.0%) to $54,842 in the first twelve-week period of the 2024 fiscal year compared to the same twelve-week period in fiscal year 2023. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-2.7	(1,793)
Unit sales volume in pounds	-6.8	(4,519)
Returns activity	-	126
Promotional activity	-1.5	(594)
Decrease in net sales	-11.0	(6,780)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment remained unchanged at $14,399 in the first twelve-week period of the 2024 fiscal year compared to the same twelve-week period in fiscal year 2023. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	3.8	621
Unit sales volume in pounds	-2.9	(475)
Returns activity	0.2	29
Promotional activity	-1.1	(175)
No change in net sales	-	-

Although net sales for the twelve-week period ended January 26, 2024 remained unchanged compared to the same period in the prior year, lower unit sales volume in pounds was offset by higher selling prices per pound implemented during the third quarter of fiscal 2023. Other institutional Frozen Food Products dollar sales, including sheet dough and rolls, increased 16% and retail dollar sales volume decreased by 16%. We believe demand decreased due to the impact of an inflationary environment on consumer spending habits. Returns activity decreased compared to the same twelve-week period in the 2023 fiscal year. Promotional activity was higher as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment decreased by $6,780 (14.4%) to $40,443 in the first twelve-week period of the 2024 fiscal year compared to the same twelve-week period in fiscal year 2023. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-4.8	(2,414)
Unit sales volume in pounds	-8.1	(4,044)
Returns activity	-0.1	97
Promotional activity	-1.4	(419)
Decrease in net sales	-14.4	(6,780)

Net sales of Snack Food Products decreased due to lower unit sales volume in pounds through our direct-store-delivery distribution channel and lower selling prices per pound during the first quarter of fiscal year 2024. We believe demand decreased primarily due to inflationary pressures on consumer spending habits as consumers have pulled back on meat product purchases. The weighted average selling price per pound decreased compared to the same twelve-week period in the prior fiscal year due to changes in product mix. Return activity increased as a percentage of sales and decreased in absolute dollars. Promotional activity was higher than the same twelve-week period in fiscal year 2023.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $5,752 (12.9%) to $38,804 in the first twelve-week period of the 2024 fiscal year compared to the same twelve-week period in fiscal year 2023. The gross margin increased slightly to 29.2% in the first twelve-weeks of fiscal year 2024 compared to 27.7% in the same twelve-week period in fiscal year 2023.

Change in Cost of Products Sold by Segment	$	Consolidated %	Commodity $ Increase (Decrease)
Frozen Food Products Segment	(458)	-1.0	(139)
Snack Food Products Segment	(5,294)	-11.9	2,222
Total	(5,752)	-12.9	2,083

16 of 25

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $458 (4.3%) to $10,286 in the first twelve-week period of the 2024 fiscal year compared to the same twelve-week period in fiscal year 2023. The cost of purchased flour decreased approximately $139 in the first twelve-week period of fiscal year 2024 compared to the same twelve-week period in fiscal year 2023. Gross overhead increased as a result of continued upward pressures on input costs impacted by inflation. Lower unit sales volume in retail contributed to the decrease in cost of goods sold.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $5,294 (15.7%) to $28,518 in the first twelve-week period of the 2024 fiscal year compared to the same twelve-week period in fiscal year 2023 due to lower sales volume in our direct store delivery distribution channel. The cost of significant meat commodities increased approximately $2,222 in the first twelve-week period of fiscal year 2024 compared to the same period in fiscal year 2023. We decreased our net realizable value reserve by $267 during the twelve weeks ended January 26, 2024, to recognize inventory sold through on products already reserved in inventory as of year-end November 3, 2023 and in consideration of higher selling prices on historically lower margin items. We maintain a net realizable reserve of $111 on products as of January 26, 2024, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) decreased by $767 (4.9%) to $15,027 in the first twelve-week period of fiscal year 2024 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	January 26, 2024	January 20, 2023	Increase (Decrease)
Wages and bonus	$5,933	$6,782	$(849)
(Recovery on) provision for bad debt	(7)	307	(314)
Product advertising	2,235	2,455	(220)
Insurance expenses	459	244	215
Other SG&A	6,407	6,006	401
Total - SG&A	$15,027	$15,794	$(767)

Lower sales commissions due to lower sales volume in pounds resulted in lower wages and bonus expenses in the first twelve weeks of the 2024 fiscal year compared to the same period in the prior year. The decrease in the provision for bad debt was mainly the result of recoveries of losses on older balances. Costs for product advertising decreased mainly as a result of lower payments under brand licensing agreements in the Snack Food Products segment during the twelve weeks ended January 26, 2024. The increase in insurance expenses was driven by higher premiums on property insurance and increased reserves on aged claims. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher healthcare costs, legal fees, consulting fees and vehicle repairs partially offset by lower workers’ compensation costs.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $203 (5.6%) to $3,441 in the first twelve-week period of fiscal year 2024 compared to the same twelve-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower product advertising and lower provisions for bad debt.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment decreased by $564 (4.6%) to $11,586 in the first twelve-week period of fiscal year 2024 compared to the same twelve-week period in the prior fiscal year. Most of the decrease was due to lower wages and bonuses, decreased fees paid under brand licensing agreements, lower postage expenses and lower workers’ compensation costs partially offset by higher property insurance expenses and higher outside storage fees.

17 of 25

Income Taxes-Consolidated

Income tax for the twelve weeks ended January 26, 2024, and January 20, 2023, respectively, was as follows:

	January 26, 2024	January 20, 2023
Provision for income taxes	$510	$398

Effective tax rate	29.2%	29.9%

We recorded a provision for income taxes of $510 and $398 for the twelve-week period ended January 26, 2024 and January 20, 2023, respectively, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies, and state income taxes.

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

On November 30, 2023, we entered into a fifth amendment to the credit agreement with Wells Fargo Bank, N.A., and also executed a new revolving line of credit note pursuant to the amendment. Under the terms of this amendment and the revolving line of credit note, we may borrow up to $7,500 from time to time up to November 30, 2024. As of January 26, 2024, we had $1,052 of current debt on equipment loans, $67,747 of net working capital and $7,500 available under our revolving line of credit with Wells Fargo Bank, N.A. Refer to the Notes to the Condensed Consolidated Financial Statements included within this Report for further information. The Company was in compliance with all loan covenants as of January 26, 2024.

Despite higher commodity costs like we experienced in fiscal year 2022 and again in the first quarter of fiscal 2024, we may not be able to increase our product prices in a timely manner or sufficiently to offset such increased commodity costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Instances of higher interest rates, labor shortages or supply chain issues could result in material changes in the Company’s liquidity. Higher product prices could potentially lower demand for our product and decrease volume. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans and the performance of operating divisions and economic conditions of capital markets. If we are unable to increase liquidity through mortgaging real estate or additional borrowing, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. With the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of inflation and interest rate volatility on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

Cash flows from operating activities for the twelve weeks ended:

	January 26, 2024	January 20, 2023
Net income	$1,235	$932

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,545	1,448
(Recoveries on) provision for losses on accounts receivable	(7)	187
Increase in promotional allowances	891	751
Gain on sale of property, plant, and equipment	-	(72)
Changes in operating working capital	(4,367)	(5,873)
Net cash used in operating activities	$(703)	$(2,627)

18 of 25

For the twelve weeks ended January 26, 2024, net cash used in operating activities was $703, $1,924 less cash used than during the same period in fiscal year 2023. The decrease in net cash used in operating activities primarily relates to an increase in accounts receivable of $2,329 and an increase in prepaid expenses and other current assets of $1,953, partially offset by net income of $1,235 and lower inventories of $1,298. During the twelve-week period ended January 26, 2024, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 84 days for the twelve-week period ended January 26, 2024. The increase in the cash conversion cycle from 78 days for the twelve-week period ended January 20, 2023 to 84 days was mainly due to higher average days in inventory. We have increased credit terms to Wal-Mart from 45 days to 65 days during the first quarter of fiscal year 2024.

Cash flows from investing activities for the twelve weeks ended:

	January 26, 2024	January 20, 2023
Proceeds from sale of property, plant, and equipment	$-	$72
Additions to property, plant, and equipment	(1,860)	(259)
Net cash used in investing activities	$(1,860)	$(187)

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

The table below highlights additions to property, plant and equipment for the twelve weeks ended:

	January 26, 2024	January 20, 2023
Changes in projects in process	$1,039	$58
Direct store delivery and sales vehicles	476	186
Computer hardware and software	345	-
Processing equipment	-	15
Additions to property, plant, and equipment	$1,860	$259

Cash flows from financing activities for the twelve weeks ended:

	January 26, 2024	January 20, 2023
Payment of lease and right-of-use obligations	$(327)	$(279)
Proceeds from borrowings under revolving credit facilities	-	-
Repayment of bank borrowings	(170)	(248)
Net cash used in financing activities	$(497)	$(527)

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of January 26, 2024, 120,113 shares remained authorized for repurchase under the program.

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

Equipment Notes Payable

On each of December 26, 2018, April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020 (collectively referred to as the “Wells Fargo Loan Agreements”), we entered into master collateral loan and security agreements with Wells Fargo Bank, N.A. Pursuant to the Wells Fargo Loan Agreements, we owe the amounts as stated as equipment notes in the table below.

19 of 25

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

The following table reflects major components of our revolving credit facility and borrowing agreements as of January 26, 2024, and November 3, 2023, respectively.

	January 26, 2024	November 3, 2023

Revolving credit facility	$-	$-
Equipment notes:
3.68% note due 04/16/27, out of lockout 04/17/22	3,660	3,831
Total debt	3,660	3,831
Less current debt	(1,052)	(1,045)
Total long-term debt	$2,608	$2,786

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

The Company was in compliance with all covenants under the Wells Fargo Loan Agreements and the credit agreement as of January 26, 2024 and November 3, 2023.

All of our operating segments have been impacted by inflation, including higher costs for labor, freight, and specific materials. We expect this trend to continue through the remainder of fiscal year 2024. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for the remainder of fiscal year 2024. However, future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

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

20 of 25

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting other than those discussed above that occurred during the fiscal quarter ended January 26, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5. Other Information

As previously reported in the Form 8-K filed on January 9, 2024, the Company is holding its 2024 annual meeting of shareholders (the “2024 Annual Meeting”) on March 27, 2024. Because the scheduled date of the 2024 Annual Meeting represents a change of more than 30 days from the anniversary of the Company’s 2023 annual meeting of shareholders, the deadlines for shareholders to propose actions for consideration or to nominate individuals to serve as directors at the 2024 Annual Meeting previously set forth in the Company’s 2023 proxy statement are no longer applicable. As disclosed in the Form 8-K, the deadline for shareholder proposals for inclusion in the proxy statement and form of proxy in compliance with Rule 14a-8 of the Exchange Act as well as the deadline for shareholder nominations for directors or to bring proposals before the 2024 Annual Meeting in accordance with the Company’s advance notice provisions contained in the Company’s bylaws was January 19, 2024.

22 of 24

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: March 8, 2024	By:	/s/ Cindy Matthews-Morales
Cindy Matthews-Morales
Chief Financial Officer, Secretary
(Duly Authorized Officer, Principal Financial and Accounting Officer)

24 of 24