Form 10-Q
period 2024-04-19
BRIDGFORD FOODS CORP
filed 2024-05-31
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 19, 2024

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

As of May 31, 2024, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods”, “Company”, “we”, “us” or “our” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Page
Part I. Financial Information	3

Item 1. Financial Statements	3

a. Condensed Consolidated Balance Sheets as of April 19, 2024 (unaudited) and November 3, 2023	3

b. Condensed Consolidated Statements of Operations for the twelve and twenty-four weeks ended April 19, 2024 (unaudited) and April 14, 2023 (unaudited)	4

c. Condensed Consolidated Statements of Shareholders’ Equity for the twelve and twenty-four weeks ended April 19, 2024 (unaudited) and April 14, 2023 (unaudited)	5

d. Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended April 19, 2024 (unaudited) and April 14, 2023 (unaudited)	6

e. Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

Part II. Other Information	26

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 6. Exhibits	27

Signatures	28

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 28

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	April 19, 2024	November 3, 2023
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$13,789	$15,708
Accounts receivable, less allowance for credit losses of $234 and $248, respectively, and promotional allowances of $1,453 and $2,093, respectively	26,402	28,593
Inventories, net	39,275	40,573
Refundable income taxes	3,781	2,168
Prepaid expenses and other current assets	1,808	435
Total current assets	85,055	87,477

Property, plant and equipment, net of accumulated depreciation and amortization of $76,447 and $73,397, respectively	66,250	67,487
Other non-current assets	13,088	12,034
Total assets	$164,393	$166,998

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,607	$7,201
Accrued payroll, advertising, and other expenses	7,105	6,404
Income taxes payable	256	256
Current notes payable - equipment	1,061	1,045
Current right-of-use leases payable	978	1,120
Other current liabilities	1,810	1,955
Total current liabilities	18,817	17,981

Long-term notes payable - equipment	2,340	2,786
Deferred income taxes, net	8,342	8,342
Long-term right-of-use leases payable	1,992	2,450
Executive retirement, pension plans and other	4,327	5,904
Total long-term liabilities	17,001	19,482

Total liabilities	35,818	37,463

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	121,832	122,792
Accumulated other comprehensive loss	(10,689)	(10,689)
Total shareholders’ equity	128,575	129,535
Total liabilities and shareholders’ equity	$164,393	$166,998

See accompanying notes to Condensed Consolidated Financial Statements.

3 of 28

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended		24 weeks ended
	April 19, 2024	April 14, 2023	April 19, 2024	April 14, 2023

Net sales	$47,314	$55,510	$102,156	$117,132
Cost of products sold	36,588	40,053	75,392	84,609

Gross margin	10,726	15,457	26,764	32,523

Selling, general and administrative expenses	13,974	14,941	29,001	30,735
(Gain) loss on sale of property, plant, and equipment	(2)	232	(2)	160
Operating (loss) income	(3,246)	284	(2,235)	1,628

Other income (expense)
Interest income (expense)	25	(100)	(145)	(225)
Cash surrender value gain	149	129	1,053	240
Total other income	174	29	908	15

(Loss) income before taxes	(3,072)	313	(1,327)	1,643
(Benefit on) provision for income taxes	(877)	164	(367)	562

Net (loss) income	$(2,195)	$149	$(960)	$1,081

Basic (loss) earnings per share	$(0.24)	$0.02	$(0.11)	$0.12

Shares used to compute basic earnings per share	9,076,832	9,076,832	9,076,832	9,076,832

See accompanying notes to Condensed Consolidated Financial Statements.

4 of 28

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

24 weeks ended April 14, 2023, and April 19, 2024

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 28, 2022	9,076	$9,134	$8,298	$119,318	$(10,425)	$126,325
Net income	-	-	-	1,081	-	1,081
Balance, April 14, 2023	9,076	$9,134	$8,298	$120,399	$(10,425)	$127,406

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 3, 2023	9,076	$9,134	$8,298	$122,792	$(10,689)	$129,535
Net loss	-	-	-	(960)	-	(960)
Balance, April 19, 2024	9,076	$9,134	$8,298	$121,832	$(10,689)	$128,575

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended April 14, 2023, and April 19, 2024

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, January 20, 2023	9,076	$9,134	$8,298	$120,250	$(10,425)	$127,257
Net income	-	-	-	149	-	149
Balance, April 14, 2023	9,076	$9,134	$8,298	$120,399	$(10,425)	$127,406

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, January 26, 2024	9,076	$9,134	$8,298	$124,027	$(10,689)	$130,770
Net loss	-	-	-	(2,195)	-	(2,195)
Balance, April 19, 2024	9,076	$9,134	$8,298	$121,832	$(10,689)	$128,575

See accompanying notes to Condensed Consolidated Financial Statements.

5 of 28

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	24 weeks ended
	April 19, 2024	April 14, 2023
Cash flows from operating activities:

Net (loss) income	$(960)	$1,081

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	3,106	3,027
(Recoveries on) provision for credit losses on accounts receivable	(132)	195
(Decrease) increase in promotional allowances	(639)	1,067
(Gain) loss on sale of property, plant, and equipment	(2)	160

Changes in operating assets and liabilities:

Accounts receivable, net	2,962	3,781
Inventories, net	1,298	579
Prepaid expenses and other current assets	(1,373)	(2,001)
Refundable income taxes	(1,613)	(529)
Other non-current assets	(1,054)	(240)
Accounts payable	406	(2,895)
Accrued payroll, advertising, and other expenses	701	(1,485)
Other current liabilities	(136)	(1,193)
Other non-current liabilities	(1,562)	(250)

Net cash provided by operating activities	1,002	1,297

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	2	161
Additions to property, plant, and equipment	(1,869)	(1,293)

Net cash used in investing activities	(1,867)	(1,132)

Cash flows from financing activities:
Payment of lease and right-of-use obligations	(623)	(255)
Repayments of notes payable - equipment	(431)	(492)

Net cash used in financing activities	(1,054)	(747)

Net decrease in cash and cash equivalents and restricted cash	(1,919)	(582)

Cash and cash equivalents and restricted cash at beginning of period	15,708	16,333

Cash and cash equivalents and restricted cash at end of period	$13,789	$15,751

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,248	$1,094
Cash paid for interest	$145	$225

See accompanying notes to Condensed Consolidated Financial Statements.

6 of 28

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies:

The unaudited Condensed Consolidated Financial Statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve and twenty-four weeks ended April 19, 2024 and April 14, 2023 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2023 (the “Annual Report”). Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements, if any, and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

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

Comprehensive income or loss

Comprehensive income or loss consists of net (loss) income and additional minimum pension liability adjustments. There were no differences between net (loss) income and comprehensive income during each of the twelve and twenty-four weeks ended April 19, 2024, and April 14, 2023.

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twenty-four weeks ended April 19, 2024, and April 14, 2023, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
April 19, 2024	28.4%	25.1%	14.5%	22.1%
April 14, 2023	30.4%	27.3%	16.2%	27.1%

The table below shows customers that accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve weeks ended April 19, 2024, and April 14, 2023, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
April 19, 2024	28.4%	25.1%	13.3%	22.1%
April 14, 2023	30.8%	27.3%	20.1%	27.1%

7 of 28

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

We record revenue at the transaction price which is measured as the amount of consideration we anticipate receiving in exchange for providing products to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for the twelve weeks ended April 19, 2024, and April 14, 2023, were $3,871 and $4,520, respectively. Promotional allowances deducted from sales for the twenty-four weeks ended April 19, 2024, and April 14, 2023, were $8,051 and $8,384, respectively.

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

Subsequent events

Management has evaluated events subsequent to April 19, 2024, through the date that the accompanying Condensed Consolidated Financial Statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

No material events were identified that require adjustment to the financial statements or additional disclosure.

Basic (loss) earnings per share

Basic (loss) earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or other potentially dilutive convertible securities were outstanding as of April 19, 2024, or April 14, 2023.

Recently issued accounting pronouncements and regulations

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (ASC 326), which provides guidance on measurement of credit losses on financial instruments. This ASU adds a current expected credit loss impairment model to GAAP that is based on expected losses rather than incurred losses whereby a broader range of reasonable and supportable information is required to be utilized in order to derive credit loss estimates. The effective date of the new guidance as amended by ASU No. 2019-10 is fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU No. 2016-13 did not have a material or significant impact on its Consolidated Financial Statements as it has been our policy to estimate and record credit losses on trade accounts receivable.

8 of 28

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures. The amendments enhance disclosures of significant segment expenses by requiring the disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM), extending certain annual disclosures to interim periods, and permitting more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company is currently evaluating the guidance and its impact to the financial statements.

In March 2024, the SEC adopted rules to develop standardized climate-related disclosures by publicly traded companies including the emission of greenhouse gases. The rules are currently effective for the Company in the fiscal year beginning in 2027. However, as a result of pending legal challenges, the actual timing of effectiveness of the rules and applicable phase-in periods, as well as whether portions of the rules remain in effect after the legal challenges, are uncertain. The Company is currently evaluating the guidance and its impact on the financial statements.

Note 2 – Inventories, net:

Inventories are comprised of the following at the respective period ends:

	April 19, 2024	November 3, 2023
Meat, ingredients, and supplies	$10,949	$12,244
Work in progress	1,489	1,507
Finished goods	26,837	26,822
	$39,275	$40,573

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any estimated excess, obsolete inventories, or impaired balances to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. We maintain a net realizable value reserve of $385 as of April 19, 2024, and $513 as of November 3, 2023, on products in inventory after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

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

The Company leased three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks expire in fiscal year 2025. We returned one long-haul truck on June 22, 2023, for a loss of $12 in an effort to reduce the overall cost of delivering products. Amortization of equipment as a finance lease was $22 during the twenty-four weeks ended April 19, 2024. The Company leased one box truck for a market value of $27 on April 17, 2023, and that lease term is two years.

The Company performed a detailed analysis and determined that the only indications of a long-term lease in addition to transportation leases for long-haul trucks were the warehouse leases with Hogshed Ventures, LLC and Racine Partners 4333 LLC.

The Company’s five-year term lease with Racine Partners 4333 LLC, was effective June 1, 2022. An ROU asset of $3,056 and corresponding liability for warehouse storage space of $3,117 as of April 19, 2024, was recorded for Racine Partners 4333 LLC for 43rd Street in Chicago, Illinois. This lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 3.68%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

An ROU asset and corresponding liability for warehouse storage space was recorded for $54 for Hogshed Ventures, LLC for 40th Street in Chicago, Illinois, as of April 19, 2024. We lease this space under a non-cancelable operating lease. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further, this lease does not contain contingent rent provisions. This lease will terminate on June 30, 2024, and the Company does not plan to renew this lease. This lease includes both lease (e.g., fixed rent) and non-lease components (e.g., real estate taxes, insurance, common-area, and other maintenance costs). The non-lease components are deemed to be executory costs and are included in the minimum lease payments used to determine the present value of the operating lease obligation and related ROU asset.

The lease with Hogshed Ventures, LLC does not provide an implicit rate and we estimated our incremental interest rate to be approximately 5.49%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

9 of 28

The following is a schedule by years of future minimum lease payments for transportation leases and ROU assets:

Fiscal Year	Financial Obligations
2024	$601
2025	937
2026	996
2027	518
Later Years	-
Total Minimum Lease Payments(a)	$3,052
Less: Amount representing executory costs	(13)
Less: Amount representing interest(b)	(1)
Present value of future minimum lease payments(c)	$3,038

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Part I. Financial Information, Item 1. a., Condensed Consolidated Balance Sheets, as current and noncurrent obligations are finance leases of $54 under other current liabilities and $15 under executive retirement, pension plans and other, respectively, and ROU leases payable of $978 and $1,991 are disclosed as line items current right-of-use leases payable and Long-term right-of-use leases payable, respectively, as of April 19, 2024.

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

10 of 28

The following segment information is presented for the twelve weeks ended April 19, 2024, and April 14, 2023, respectively.

Segment Information
Twelve weeks Ended April 19, 2024	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$12,905	$34,409	$-	$47,314
Cost of products sold	9,496	27,092	-	36,588
Gross margin	3,409	7,317	-	10,726
SG&A	3,224	10,750	-	13,974
Gain on sale of property, plant, and equipment	-	(2)	-	(2)
Operating income (loss)	185	(3,431)	-	(3,246)

Total assets	$15,259	$117,203	$31,931	$164,393
(Disposals) additions to PP&E	$(320)	$329	$-	$9

Twelve weeks Ended April 14, 2023	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,904	$43,606	$-	$55,510
Cost of products sold	9,478	30,575	-	40,053
Gross margin	2,426	13,031	-	15,457
SG&A	3,244	11,697	-	14,941
Loss on sale of property, plant, and equipment	30	202	-	232
Operating (loss) income	(848)	1,132	-	284

Total assets	$15,046	$124,247	$31,566	$170,859
Additions to PP&E	$164	$870	$-	$1,034

The following segment information is presented for the twenty-four weeks ended April 19, 2024, and April 14, 2023, respectively.

Twenty-four weeks Ended April 19, 2024	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$27,304	$74,852	$-	$102,156
Cost of products sold	19,782	55,610	-	75,392
Gross margin	7,522	19,242	-	26,764
SG&A	6,666	22,335	-	29,001
Gain on sale of property, plant, and equipment	-	(2)	-	(2)
Operating income (loss)	856	(3,091)	-	(2,235)

Total assets	$15,259	$117,203	$31,931	$164,393
Additions to PP&E	$502	$1,367	$-	$1,869

Twenty-four weeks Ended April 14, 2023	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$26,303	$90,829	$-	$117,132
Cost of products sold	20,223	64,386	-	84,609
Gross margin	6,080	26,443	-	32,523
SG&A	6,888	23,847	-	30,735
Loss on sale of property, plant, and equipment	30	130	-	160
Operating (loss) income	(838)	2,466	-	1,628

Total assets	$15,046	$124,247	$31,566	$170,859
Additions to PP&E	$378	$915	$-	$1,293

11 of 28

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended April 19, 2024, and April 14, 2023, respectively.

Twelve weeks Ended April 19, 2024

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$24,039	$-	$24,039
Direct customer warehouse	10,370	-	10,370
Total Snack Food Products	34,409	-	34,409

Distributors	1,317	11,588	12,905
Total Frozen Food Products	1,317	11,588	12,905

Totals	$35,726	$11,588	$47,314

Twelve weeks Ended April 14, 2023

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$29,053	$-	$29,053
Direct customer warehouse	14,553	-	14,553
Total Snack Food Products	43,606	-	43,606

Distributors	1,276	10,628	11,904
Total Frozen Food Products	1,276	10,628	11,904

Totals	$44,882	$10,628	$55,510

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twenty-four weeks ended April 19, 2024, and April 14, 2023, respectively.

Twenty-four weeks Ended April 19, 2024

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$52,024	$-	$52,024
Direct customer warehouse	22,828	-	22,828
Total Snack Food Products	74,852	-	74,852

Distributors	4,001	23,303	27,304
Total Frozen Food Products	4,001	23,303	27,304

Totals	$78,853	$23,303	$102,156

Twenty-four weeks Ended April 14, 2023 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$63,099	$-	$63,099
Direct customer warehouse	27,730	-	27,730
Total Snack Food Products	90,829	-	90,829

Distributors	4,483	21,820	26,303
Total Frozen Food Products	4,483	21,820	26,303

Totals	$95,312	$21,820	$117,132

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

12 of 28

Note 5 – Income Taxes:

The Company’s effective tax rate was 29.1% and 34.2% for the second quarter of fiscal years 2024 and 2023, respectively. The effective tax rate for the second quarter of fiscal year 2024 reflects the impact of $367 of tax benefit.

As of April 19, 2024, the Company did not have any valuation allowance against its federal net deferred tax assets. Management reevaluated the need for a valuation allowance at the end of 2022 and determined that some of its California net operating losses (“NOL”) may not be utilized. Therefore, a valuation allowance of $99 has been retained for such portion of the California NOL. As of April 19, 2024, the Company had NOL carryforwards of approximately $0 for federal and $5,000 for state purposes. The state loss carryforwards will expire at various dates through 2040.

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

13 of 28

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

The following table reflects major components of our revolving credit facility and equipment note payable as of April 19, 2024, and November 3, 2023, respectively.

	April 19, 2024	November 3, 2023

Revolving credit facility	$-	$-
Equipment note payable:
3.68% note due 04/16/27, out of lockout 04/17/22	3,401	3,831
Total debt	3,401	3,831
Less current debt	(1,061)	(1,045)
Total long-term debt	$2,340	$2,786

Loan Covenants

The Wells Fargo Loan Agreements and the credit agreement contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loans. Material financial covenants are listed below, and the capitalized terms are defined in the applicable agreements:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.0 to 1.0 at each fiscal quarter end,

●	Quick Ratio not less than 1.25 to 1.0 at each fiscal quarter end, and

●	Fixed Charge Coverage Ratio not less than 1.25 to 1.0 at each fiscal quarter end.

As of April 19, 2024, and November 3, 2023, the Company was in compliance with all covenants under the Wells Fargo Loan Agreements and the credit agreement.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of April 30, 2024, was 5.56% as compared to 5.96% as of November 3, 2023. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The allowance for credit losses on accounts receivable is based on historical trends and current collection risk. We have significant receivables with a couple of large, well-known customers which, although historically secure, could be subject to material risk should these customers’ operations suddenly deteriorate. We monitor these customers closely to minimize the risk of loss.

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

16 of 28

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twenty-four weeks ended April 19, 2024, and April 14, 2023, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
April 19, 2024	28.4%	25.1%	14.5%	22.1%
April 14, 2023	30.4%	27.3%	16.2%	27.1%

The table below shows customers that accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve weeks ended April 19, 2024, and April 14, 2023, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
April 19, 2024	28.4%	25.1%	13.3%	22.1%
April 14, 2023	30.8%	27.3%	20.1%	27.1%

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

Frozen Food Products Segment

Our Frozen Food Products segment primarily manufactures and distributes biscuits, bread dough items, roll dough items and shelf stable sandwiches. All items within this segment are considered similar products and have been aggregated at this level. Our frozen food business covers the United States. Products produced by the Frozen Food Products segment are generally supplied to food service and retail distributors who take title to the product upon shipment receipt through Company-leased long-haul vehicles or third party logistic providers/carriers. We leverage relationships with regional sales managers, and we maintain a network of independent food service and retail brokers covering most of the United States. Brokers are compensated on a commission basis. We believe that our brokers, in close cooperation with our regional sales managers, are a valuable asset providing significant new product and customer opportunities. Regional sales managers perform several significant functions for us, including identifying and developing new business opportunities and providing customer service and support to our distributors and end purchasers often with the assistance of our broker partners.

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

17 of 28

Results of Operations for the Twelve Weeks Ended April 19, 2024, and April 14, 2023

Net Sales-Consolidated

Net sales decreased by $8,196 (14.8%) to $47,314 in the second twelve-week period of the 2024 fiscal year compared to the same twelve-week period in fiscal year 2023. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-0.8	(494)
Unit sales volume in pounds	-13.3	(8,193)
Returns activity	-0.8	(180)
Promotional activity	0.1	671
Decrease in net sales	-14.8	(8,196)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $1,001 (8.4%) to $12,905 in the second twelve-week period of the 2024 fiscal year compared to the same twelve-week period in fiscal year 2023. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	1.4	197
Unit sales volume in pounds	6.0	841
Returns activity	0.2	27
Promotional activity	0.8	(64)
Increase in net sales	8.4	1,001

Net sales for the Frozen Food Products segment increased due to higher unit sales volume in pounds and to a lesser extent higher selling prices per pound compared to the same period in the prior year. Other institutional Frozen Food Products dollar sales, including sheet dough and rolls, increased 11% and retail dollar sales volume increased by 1%. We believe demand increased due to continued willingness by consumers to visit foodservice establishments. Returns activity decreased compared to the same twelve-week period in the 2023 fiscal year. Promotional activity was lower during the fiscal year 2024 period as a percentage of sales but higher in absolute dollars.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment decreased by $9,197 (21.1%) to $34,409 in the second twelve-week period of the 2024 fiscal year compared to the same twelve-week period in fiscal year 2023. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-1.5	(692)
Unit sales volume in pounds	-19.0	(9,034)
Returns activity	-1.3	(207)
Promotional activity	0.7	736
Decrease in net sales	-21.1	(9,197)

Net sales of Snack Food Products decreased due to lower unit sales volume in pounds through our direct-store-delivery distribution channel and lower selling prices per pound during the second quarter of fiscal year 2024. We believe demand decreased primarily due to inflationary pressures on consumer spending habits as consumers have pulled back on meat product purchases. The weighted average selling price per pound decreased compared to the same twelve-week period in the prior fiscal year due to changes in product mix. Returns activity increased compared to the same twelve-week period in the 2023 fiscal year. Promotional activity was lower than the same twelve-week period in fiscal year 2023.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $3,465 (8.7%) to $36,588 in the second twelve-week period of the 2024 fiscal year compared to the same twelve-week period in fiscal year 2023. The gross margin decreased to 22.7% in the second twelve-weeks of fiscal year 2024 compared to 27.8% in the same twelve-week period in fiscal year 2023.

Change in Cost of Products Sold by Segment	$	Consolidated %	Commodity $ Increase (Decrease)
Frozen Food Products Segment	18	-	(134)
Snack Food Products Segment	(3,483)	-8.7	658
Total	(3,465)	-8.7	524

18 of 28

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $18 (0.2%) to $9,496 in the second twelve-week period of the 2024 fiscal year compared to the same twelve-week period in fiscal year 2023. The cost of purchased flour decreased approximately $134 in the second twelve-week period of fiscal year 2024 compared to the same twelve-week period in fiscal year 2023. Gross overhead increased as a result of continued upward pressures on input costs impacted by inflation. Higher unit sales volume in pounds contributed to the increase in cost of goods sold partially offset by lower commodity costs.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $3,483 (11.4%) to $27,092 in the second twelve-week period of the 2024 fiscal year compared to the same twelve-week period in fiscal year 2023 due to lower sales volume in our direct store delivery distribution channel. The cost of significant meat commodities increased approximately $658 in the second twelve-week period of fiscal year 2024 compared to the same period in fiscal year 2023. We increased our net realizable value reserve by $327 during the twelve weeks ended April 19, 2024, in consideration of higher meat commodity costs and lower gross margins. We maintain a net realizable reserve of $385 on products as of April 19, 2024, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) decreased by $967 (6.5%) to $13,974 in the second twelve-week period of fiscal year 2024 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	April 19, 2024	April 14, 2023	Increase (Decrease)
Wages and bonus	$4,814	$5,994	$(1,180)
Product advertising	2,318	2,576	(258)
Storage unit rental costs	682	459	223
Other SG&A	6,160	5,912	248
Total - SG&A	$13,974	$14,941	$(967)

Lower sales commissions due to lower sales volume in pounds resulted in lower wages and bonus expenses in the second twelve weeks of the 2024 fiscal year compared to the same period in the prior year. Costs for product advertising decreased mainly as a result of lower payments under brand licensing agreements in the Snack Food Products segment during the twelve weeks ended April 19, 2024. Rent for storage units that house inventory increased due to inflationary price pressure. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher vehicle maintenance costs, healthcare costs, legal fees and consulting fees partially offset by lower fuel and workers’ compensation costs.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $20 (0.6%) to $3,224 in the second twelve-week period of fiscal year 2024 compared to the same twelve-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower product advertising and lower building and equipment repairs and maintenance.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment decreased by $947 (8.1%) to $10,750 in the second twelve-week period of fiscal year 2024 compared to the same twelve-week period in the prior fiscal year. Most of the decrease was due to lower wages and bonuses, decreased fees paid under brand licensing agreements, business travel, postage expenses and workers’ compensation costs partially offset by higher vehicle repairs, property insurance expenses and fuel costs.

19 of 28

Income Taxes-Consolidated

Income tax for the twelve weeks ended April 19, 2024, and April 14, 2023, respectively, was as follows:

	April 19, 2024	April 14, 2023
(Benefit on) provision for income taxes	$(877)	$164

Effective tax rate	29.1%	34.2%

We recorded a benefit for income taxes of $877 for the twelve-week period ended April 19, 2024, and a provision for income taxes of $164 for the twelve-week period ended April 14, 2023, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies, and state income taxes.

Results of Operations for the Twenty-Four Weeks Ended April 19, 2024, and April 14, 2023

Net Sales-Consolidated

Net sales decreased by $14,976 (12.8%) to $102,156 in the twenty-four-week period ended April 19, 2024, compared to the same period twenty-four-week period in fiscal year 2023. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-2.0	(2,590)
Unit sales volume in pounds	-9.7	(12,411)
Returns activity	-0.3	(54)
Promotional activity	-0.8	79
Decrease in net sales	-12.8	(14,976)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $1,001 (3.8%) to $27,304 in the twenty-four-week period ended April 19, 2024, compared to the same twenty-four-week period in fiscal year 2023. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	2.7	818
Unit sales volume in pounds	1.2	365
Returns activity	0.2	56
Promotional activity	-0.3	(238)
Increase in net sales	3.8	1,001

The increase in net sales for the twenty-four-week period ended April 19, 2024, primarily relates to higher selling prices per pound coupled with a higher unit sales volume in pounds. The increase in net sales was primarily driven by an increase in volume to institutional customers and an increase in selling prices due to price increases implemented during the fourth quarter of fiscal year 2023. Other institutional Frozen Food Products sales, including sheet dough and rolls, increased 13% by volume while retail sales volume decreased by 11%. Returns activity decreased compared to the same twenty-four-week period in the 2023 fiscal year. Promotional activity was higher as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment decreased by $15,977 (17.6%) to $74,852 in the twenty-four-week period ended April 19, 2024, compared to the same twenty-four-week period in fiscal year 2023. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-3.5	(3,408)
Unit sales volume in pounds	-13.1	(12,776)
Returns activity	-0.7	(110)
Promotional activity	-0.3	317
Decrease in net sales	-17.6	(15,977)

Net sales of Snack Food Products decreased due to lower unit sales volume in pounds through our direct-store-delivery distribution channel and lower selling prices per pound during the twenty-four weeks ended April 19, 2024. We believe demand decreased primarily due to inflationary pressures on consumer spending habits as consumers have pulled back on meat product purchases. The weighted average selling price per pound decreased compared to the same twenty-four-week period in the prior fiscal year due to changes in product mix. Returns activity compared to the same twenty-four-week-period in the 2023 fiscal year. Promotional activity during the fiscal year 2024 period was higher as a percentage of sales but lower in absolute dollars.

20 of 28

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $9,217 (10.9%) to $75,392 in the twenty-four-week period ended April 19, 2024, compared to the same twenty-four-week period in fiscal year 2023. The gross margin decreased to 26.2% during the fiscal year 2024 period compared to 27.8% in the comparable fiscal year.

Change in Cost of Products Sold by Segment	$	%	Commodity $ Increase (Decrease)
Frozen Food Products Segment	(441)	-0.5	(273)
Snack Food Products Segment	(8,776)	-10.4	2,880
Total	(9,217)	-10.9	2,607

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $441 (2.2%) to $19,782 in the first twenty-four-week period of the 2024 fiscal year compared to the same twenty-four-week period in fiscal year 2023. Changes in the product mix and lower commodity costs were the primary contributing factors to this decrease. The cost of purchased flour decreased approximately $273 in the first twenty-four-week period of fiscal year 2024 compared to the same twenty-four-week period in fiscal year 2023.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $8,776 (13.6%) to $55,610 in the first twenty-four-week period of the 2024 fiscal year compared to the same twenty-four-week period in fiscal year 2023 due to lower sales volume in our direct store delivery distribution channel. The decrease in cost of goods sold due to the volume decrease was partially offset by an increase in the cost of meat commodities of approximately $2,880 in the twenty-four-week period of fiscal year 2024 compared to the same period in fiscal year 2023 due to higher pressure on the commodity market. We increased our net realizable value reserve by $60 during the twenty-four weeks ended April 19, 2024, in consideration of higher meat commodity costs and lower gross margins. We maintain a net realizable reserve of $385 on products as of April 19, 2024, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses decreased by $1,734 (5.6%) to $29,001 in the twenty-four-week period ended April 19, 2024, compared to the same twenty-four-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	24 Weeks Ended		Expense
	April 19, 2024	April 14, 2023	Increase (Decrease)
Wages and bonus	$10,748	$12,776	$(2,028)
Product advertising	3,875	4,323	(448)
Provision for bad debt	(132)	195	(327)
Insurance expense	855	606	249
Storage unit rental costs	1,322	1,086	236
Vehicle repairs	885	652	233
Outside consultants	1,252	1,075	177
Workers’ compensation costs	287	449	(162)
Other SG&A	9,909	9,573	336
Total - SG&A	$29,001	$30,735	$(1,734)

Lower sales commissions resulted in lower wages and bonus expenses in the first twenty-four weeks of the 2024 fiscal year compared to the same period in the prior year. Costs for product advertising decreased mainly as a result of lower payments under brand licensing agreements in the Snack Food Products segment during the twenty-four weeks ended April 19, 2024. The decrease in the provision for bad debt was mainly the result of recoveries of losses on older balances. The increase in insurance expenses was driven by higher premiums on property insurance and increased reserves on aged claims. Rent for storage units that house inventory increased due to inflationary price pressure. Vehicle repairs and maintenance on vehicles have increased compared to the prior year period mainly due to an aging fleet. Outside consulting costs increased due to higher advisory services, inspection and product testing fees. Workers’ compensation costs decreased due to favorable trends in claims experience in the current fiscal year. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher travel expenses and overnight postage and lower other income.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $222 (3.2%) to $6,666 in the first twenty-four-week period of fiscal year 2024 compared to the same twenty-four-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower vehicle repairs and maintenance, fuel and computer maintenance and workers’ compensation costs partially offset by higher healthcare costs.

21 of 28

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment decreased by $1,512 (6.3%) to $22,335 in the first twenty-four-week period of fiscal year 2024 compared to the same twenty-four-week period in the prior fiscal year. Most of the decrease was due to the significantly lower unit sales volume in pounds and the corresponding decrease in wages and bonus.

Income Taxes-Consolidated

Income tax for the twenty-four weeks ended April 19, 2024, and April 14, 2023, respectively, was as follows:

	April 19, 2024	April 14, 2023
(Benefit on) provision for income taxes	$(367)	$562

Effective tax rate	27.7%	34.2%

We recorded a benefit for income taxes of $367 for the twenty-four-week period ended April 19, 2024, and a provision for income taxes of $562 for the twenty-four-week period ended April 14, 2023, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

Liquidity and Capital Resources

On November 30, 2023, we entered into a fifth amendment to the credit agreement with Wells Fargo Bank, N.A., and also executed a new revolving line of credit note pursuant to the amendment. Under the terms of this amendment and the revolving line of credit note, we may borrow up to $7,500 from time to time up to November 30, 2024. As of April 19, 2024, we had $1,061 of current debt on equipment loans, $66,238 of net working capital and $7,500 available under our revolving line of credit with Wells Fargo Bank, N.A. Refer to Note 6 to the Condensed Consolidated Financial Statements included within this Report for further information. The Company was in compliance with all loan covenants as of April 19, 2024.

All of our operating segments have been impacted by inflation, including higher costs for labor, freight and specific materials. We expect this trend to continue through the remainder of fiscal year 2024. Additionally, commodity costs have and may continue to fluctuate due to both political and economic conditions, including the ongoing conflict between Ukraine and Russia. Despite higher commodity costs like we experienced in fiscal year 2022 and again in the first and second quarters of fiscal 2024, we may not be able to increase our product prices in a timely manner or sufficiently to offset such increased commodity or other costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Instances of higher interest rates, general price inflation or deflation, raw materials costs, labor shortages or supply chain issues could adversely affect the Company’s financial results and its liquidity. Higher product prices could potentially lower demand for our product and decrease volume. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans and the performance of operating divisions and economic conditions of capital markets. If we are unable to increase liquidity through mortgaging real estate or additional borrowing, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. With the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of inflation and interest rate volatility on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

22 of 28

Cash flows from operating activities for the twenty-four weeks ended:

	April 19, 2024	April 14, 2023
Net (loss) income	$(960)	$1,081

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,106	3,027
(Recoveries on) provision for losses on accounts receivable	(132)	195
(Decrease) increase in promotional allowances	(639)	1,067
(Gain) loss on sale of property, plant, and equipment	(2)	160
Changes in operating working capital	(371)	(4,233)
Net cash provided by operating activities	$1,002	$1,297

For the twenty-four weeks ended April 19, 2024, net cash provided by operating activities was $1,002, $295 less cash used than during the same period in fiscal year 2023. The decrease in net cash provided by operating activities primarily relates to a decrease in accounts receivable of $2,962 and a decrease in inventory of $1,298, partially offset by a net loss of $960 and an increase in prepaid expenses and other current assets of $1,373. During the twenty-four-week period ended April 19, 2024, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 91 days for the twenty-four-week period ended April 19, 2024. The increase in the cash conversion cycle from 80 days for the twenty-four-week period ended April 14, 2023 to 91 days was mainly due to higher average days in inventory and higher days sales outstanding. We have increased credit terms to Wal-Mart from 45 days to 65 days during the first quarter of fiscal year 2024 with no changes to terms during the second quarter of fiscal year 2024.

Cash flows from investing activities for the twenty-four weeks ended:

	April 19, 2024	April 14, 2023
Proceeds from sale of property, plant, and equipment	$2	$161
Additions to property, plant, and equipment	(1,869)	(1,293)
Net cash used in investing activities	$(1,867)	$(1,132)

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

The table below highlights additions to property, plant and equipment for the twenty-four weeks ended:

	April 19, 2024	April 14, 2023
Changes in projects in process	$445	$24
Direct store delivery and sales vehicles	1,053	514
Packaging lines	-	564
Computer hardware and software	345	-
Quality control	-	103
Processing equipment	26	66
Furniture and fixtures	-	22
Additions to property, plant, and equipment	$1,869	$1,293

Cash flows from financing activities for the twenty-four weeks ended:

	April 19, 2024	April 14, 2023
Payment of lease and right-of-use obligations	$(623)	$(255)
Repayment of bank borrowings	(431)	(492)
Net cash used in financing activities	$(1,054)	$(747)

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of April 19, 2024, 120,113 shares remained authorized for repurchase under the program.

23 of 28

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

Equipment Notes Payable

On each of December 26, 2018, April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020, we entered into master collateral loan and security agreements with Wells Fargo Bank, N.A. Pursuant to the Wells Fargo Loan Agreements (collectively referred to as the “Wells Fargo Loan Agreements”), we owe the amounts as stated as equipment notes in the table below.

The following table reflects major components of our revolving credit facility and equipment note payable as of April 19, 2024, and November 3, 2023, respectively.

	April 19, 2024	November 3, 2023

Revolving credit facility	$-	$-
Equipment note payable:
3.68% note due 04/16/27, out of lockout 04/17/22	3,401	3,831
Total debt	3,401	3,831
Less current debt	(1,061)	(1,045)
Total long-term debt	$2,340	$2,786

Loan Covenants

The Wells Fargo Loan Agreements and the credit agreement contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loans. Material financial covenants are listed below, and the capitalized terms are defined in the applicable agreements:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.0 to 1.0 at each fiscal quarter end,

●	Quick Ratio not less than 1.25 to 1.0 at each fiscal quarter end, and

●	Fixed Charge Coverage Ratio not less than 1.25 to 1.0 at each fiscal quarter end.

The Company was in compliance with all covenants under the Wells Fargo Loan Agreements and the credit agreement as of April 19, 2024 and November 3, 2023.

24 of 28

Recently issued accounting pronouncements and regulations

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (ASC 326), which provides guidance on measurement of credit losses on financial instruments. This ASU adds a current expected credit loss impairment model to GAAP that is based on expected losses rather than incurred losses whereby a broader range of reasonable and supportable information is required to be utilized in order to derive credit loss estimates. The effective date of the new guidance as amended by ASU No. 2019-10 is fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU No. 2019 did not have a material or significant impact on its Consolidated Financial Statements as it has been our policy to estimate and record credit losses on trade accounts receivable.

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

In March 2024, the SEC adopted rules to develop standardized climate-related disclosures by publicly traded companies including the emission of greenhouse gases. The rules are currently effective for the Company in the fiscal years beginning in 2027. However, as a result of pending legal challenges, the actual timing of effectiveness of the rules and applicable phase-in periods, as well as whether portions of the rules remain in effect after the legal challenges, are uncertain. The Company is currently evaluating the guidance and its impact on the financial statements.

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

25 of 28

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting other than those discussed above that occurred during the fiscal quarter ended April 19, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

26 of 28

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Articles of Incorporation, as amended	10-K	000-02396	3.1	1/18/19
3.2	Amended and Restated Bylaws	10-K	000-02396	3.7	2/9/18
31.1	Certification of Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).

*Furnished herewith.

27 of 28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: May 31, 2024	By:	/s/ Cindy Matthews-Morales
Cindy Matthews-Morales
Chief Financial Officer, Secretary
(Duly Authorized Officer, Principal Financial and Accounting Officer)

28 of 28