Form 10-Q
period 2024-07-12
BRIDGFORD FOODS CORP
filed 2024-08-23
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 12, 2024

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

As of August 23, 2024, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods”, “Company”, “we”, “us” or “our” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Page
Part I. Financial Information	3

Item 1. Financial Statements	3

a. Condensed Consolidated Balance Sheets as of July12, 2024 (unaudited) and November 3, 2023	3

b. Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended July 12, 2024 (unaudited) and July 7, 2023 (unaudited)	4

c. Condensed Consolidated Statements of Shareholders’ Equity for the twelve and thirty-six weeks ended July 12, 2024 (unaudited) and July 7, 2023 (unaudited)	5

d. Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended July 12, 2024 (unaudited) and July 7, 2023 (unaudited)	6

e. Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	24

Part II. Other Information	25

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 6. Exhibits	26

Signatures	27

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the Company and/or the current reporting period.

2 of 27

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	July 12, 2024	November 3, 2023
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$15,938	$15,708
Accounts receivable, less allowance for credit losses of $451 and $248, respectively, and promotional allowances of $644 and $2,093, respectively	27,018	28,593
Inventories, net	34,912	40,573
Refundable income taxes	4,620	2,168
Prepaid expenses and other current assets	1,288	435
Total current assets	83,776	87,477

Property, plant and equipment, net of accumulated depreciation and amortization of $77,221 and $73,397, respectively	65,347	67,487
Other non-current assets	14,738	12,034
Total assets	$163,861	$166,998

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,956	$7,201
Accrued payroll, advertising, and other expenses	7,445	6,404
Income taxes payable	256	256
Current notes payable - equipment	1,075	1,045
Current right-of-use leases payable	1,081	1,120
Other current liabilities	1,783	1,955
Total current liabilities	19,596	17,981

Long-term notes payable - equipment	2,068	2,786
Deferred income taxes, net	8,342	8,342
Long-term right-of-use leases payable	2,583	2,450
Executive retirement, pension plans and other	4,467	5,904
Total long-term liabilities	17,460	19,482

Total liabilities	37,056	37,463

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	120,062	122,792
Accumulated other comprehensive loss	(10,689)	(10,689)
Total shareholders’ equity	126,805	129,535
Total liabilities and shareholders’ equity	$163,861	$166,998

See accompanying notes to Condensed Consolidated Financial Statements.

3 of 27

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended		36 weeks ended
	July 12, 2024	July 7, 2023	July 12, 2024	July 7, 2023

Net sales	$49,263	$54,189	$151,419	$171,321
Cost of products sold	38,039	38,898	113,431	123,507

Gross margin	11,224	15,291	37,988	47,814

Selling, general and administrative expenses	14,445	14,657	43,446	45,392
Loss on sale of property, plant, and equipment	163	37	161	197
Operating (loss) income	(3,384)	597	(5,619)	2,225

Other income (expense)
Interest income (expense)	(75)	(90)	(220)	(315)
Cash surrender value gain	937	435	1,990	675
Total other income	862	345	1,770	360

(Loss) income before taxes	(2,522)	942	(3,849)	2,585
(Benefit on) provision for income taxes	(752)	258	(1,119)	820

Net (loss) income	$(1,770)	$684	$(2,730)	$1,765

Basic (loss) earnings per share	$(0.20)	$0.08	$(0.30)	$0.19

Shares used to compute basic (loss) earnings per share	9,076,832	9,076,832	9,076,832	9,076,832

See accompanying notes to Condensed Consolidated Financial Statements.

4 of 27

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

36 weeks ended July 7, 2023, and July 12, 2024

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 28, 2022	9,076	$9,134	$8,298	$119,318	$(10,425)	$126,325
Net income	-	-	-	1,765	-	1,765
Balance, July 7, 2023	9,076	$9,134	$8,298	$121,083	$(10,425)	$128,090

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 3, 2023	9,076	$9,134	$8,298	$122,792	$(10,689)	$129,535
Net loss	-	-	-	(2,730)	-	(2,730)
Balance, July 12, 2024	9,076	$9,134	$8,298	$120,062	$(10,689)	$126,805

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended July 7, 2023, and July 12, 2024

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, April 14, 2023	9,076	$9,134	$8,298	$120,399	$(10,425)	$127,406
Net income	-	-	-	684	-	684
Balance, July 7, 2023	9,076	$9,134	$8,298	$121,083	$(10,425)	$128,090

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, April 19, 2024	9,076	$9,134	$8,298	$121,832	$(10,689)	$128,575
Net loss	-	-	-	(1,770)	-	(1,770)
Balance, July 12, 2024	9,076	$9,134	$8,298	$120,062	$(10,689)	$126,805

See accompanying notes to Condensed Consolidated Financial Statements.

5 of 27

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	36 weeks ended
	July 12, 2024	July 7, 2023
Cash flows from operating activities:

Net (loss) income	$(2,730)	$1,765

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	4,489	4,378
Provision for credit losses on accounts receivable	215	65
Decrease in promotional allowances	(1,449)	(137)
Loss on sale of property, plant, and equipment	161	197

Changes in operating assets and liabilities:

Accounts receivable, net	2,809	4,524
Inventories, net	5,661	(3,181)
Prepaid expenses and other current assets	(853)	(1,340)
Refundable income taxes	(2,452)	(283)
Other non-current assets	(2,704)	(675)
Accounts payable	755	(3,210)
Accrued payroll, advertising, and other expenses	1,041	(1,040)
Other current liabilities	(168)	(1,046)
Other non-current liabilities	(1,573)	78

Net cash provided by operating activities	3,202	95

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	14	186
Additions to property, plant, and equipment	(2,524)	(2,387)

Net cash used in investing activities	(2,510)	(2,201)

Cash flows from financing activities:
Change in lease and right-of-use obligations	226	(719)
Repayments of notes payable - equipment	(688)	(743)

Net cash used in financing activities	(462)	(1,462)

Net increase (decrease) in cash and cash equivalents	230	(3,568)

Cash and cash equivalents and restricted cash at beginning of period	15,708	16,333

Cash and cash equivalents and restricted cash at end of period	$15,938	$12,765

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,334	$1,108
Cash paid for interest	$220	$316
Non-cash receivable from tenant	$913	$-
Non-cash liability from tenant	$933	$-

See accompanying notes to Condensed Consolidated Financial Statements.

6 of 27

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies:

The unaudited Condensed Consolidated Financial Statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve and thirty-six weeks ended July 12, 2024 and July 7, 2023 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2023 (the “Annual Report”). Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements, if any, and their effect on the Company are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

The November 3, 2023, balance sheet amounts within these interim Condensed Consolidated Financial Statements were derived from the audited fiscal year 2023 consolidated financial statements included in the Company’s Annual Report.

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting periods. Some of the estimates made by management include the allowance for doubtful accounts, promotional and returns allowances, inventory reserves, the estimated useful lives of property, plant and equipment, and the valuation allowance for the Company’s deferred tax assets. Management determines the amounts to record based on historical experience and various other assumptions that we view as reasonable under the circumstances and considers all relevant available information. Actual results could materially differ from these estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare, and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates. Market conditions and the volatility in stock markets may cause significant changes in the measurement of our pension fund liabilities and the performance of our life insurance policies in future periods.

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

Comprehensive income or loss

Comprehensive income or loss consists of net (loss) income and additional minimum pension liability adjustments. There were no differences between net (loss) income and comprehensive income during each of the twelve and thirty-six weeks ended July 12, 2024, and July 7, 2023.

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the thirty-six weeks ended July 12, 2024, and July 7, 2023, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
July 12, 2024	27.0%	27.1%	14.8%	22.7%
July 7, 2023	29.6%	27.4%	16.8%	25.8%

The table below shows customers that accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve weeks ended July 12, 2024, and July 7, 2023, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
July 12, 2024	24.1%	27.1%	15.3%	22.7%
July 7, 2023	27.8%	27.4%	17.9%	25.8%

7 of 27

Revenue recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers upon passage of title to the customer. Products are delivered to customers primarily through common carrier, or through a Company-owned direct-store-delivery system.

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

We record revenue at the transaction price which is measured as the amount of consideration we anticipate receiving in exchange for providing products to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for the twelve weeks ended July 12, 2024, and July 7, 2023, were $4,489 and $3,396, respectively. Promotional allowances deducted from sales for the thirty-six weeks ended July 12, 2024, and July 7, 2023, were $12,540 and $11,781, respectively.

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

ROU lease assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization. The Company leases warehouse space from time to time that is recorded as ROU lease assets and corresponding lease liabilities. The Company’s no longer leases long-haul trucks used in its Frozen Food Products segment. However, we have leased one refrigerated truck used in the Frozen Food Products segment. Finance lease liabilities are recorded under other liabilities. The condensed consolidated balance sheets reflect both the current and long-term obligations.

We leased a parking lot to our lessee in accordance with ASC 842 under a 60-month lease contract. Legal ownership does not transfer at the end of the lease. We retain ownership of the parking lot. There is no net book value of the underlying asset. We recorded a lease receivable, both the current and non-current components, less executory costs including broker commission. The discount rate implicit in the lease is used to calculate the present value of minimum lease payments. Revenue will be deferred until earned and is recorded in current and non-current liabilities.

Subsequent events

Management has evaluated events subsequent to July 12, 2024, through the date that the accompanying Condensed Consolidated Financial Statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

No material events were identified that require adjustment to the financial statements or additional disclosure.

Basic (loss) earnings per share

Basic (loss) earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or other potentially dilutive convertible securities were outstanding as of July 12, 2024, or July 7, 2023.

8 of 27

Recently issued accounting pronouncements and regulations

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (ASC 326), which provides guidance on measurement of credit losses on financial instruments. This ASU adds a current expected credit loss impairment model to GAAP that is based on expected losses rather than incurred losses whereby a broader range of reasonable and supportable information is required to be utilized in order to derive credit loss estimates. The effective date of the new guidance as amended by ASU No. 2019-10 is fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU No. 2016-13 did not have a material or significant impact on the Company’s Consolidated Financial Statements as it has been our policy to estimate and record credit losses on trade accounts receivable.

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

Note 2 – Inventories, net:

Inventories are comprised of the following at the respective period ends:

	July 12, 2024	November 3, 2023
Meat, ingredients, and supplies	$9,018	$12,244
Work in progress	3,042	1,507
Finished goods	22,852	26,822
	$34,912	$40,573

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any estimated excess, obsolete inventories, or impaired balances to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. We maintain a net realizable value reserve of $1,343 as of July 12, 2024, and $513 as of November 3, 2023, on products in inventory after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

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

The Company leased three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks would have expired in fiscal year 2025. We returned one long-haul truck on June 22, 2023, for a loss of $12 and returned two long-haul trucks on July 11, 2024, for a loss of $90, in an effort to reduce the overall cost of delivering products. All long-haul trucks under this lease agreement have been returned as of July 12, 2024. The Company leased one box truck for a market value of $27 on April 17, 2023, and that lease term is two years.

The Company leased one refrigerated truck received on May 10, 2024, for a net present value of $166. The seven-year lease for this truck will expire in fiscal year 2031. Amortization of equipment as a finance lease was $6 during the thirty-six weeks ended July 12, 2024.

The Company performed a detailed analysis and determined that the only indications of a long-term lease in addition to transportation leases for long-haul trucks were the warehouse leases with Hogshed Ventures, LLC and Racine Partners 4333 LLC.

The Company’s five-year term lease with Racine Partners 4333 LLC, was effective June 1, 2022. An ROU asset of $2,684 and corresponding liability for warehouse storage space of $2,751 as of July 12, 2024, was recorded for Racine Partners 4333 LLC for 43rd Street in Chicago, Illinois. This lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 3.68%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

9 of 27

We leased warehouse storage space from Hogshed Ventures, LLC for 40th Street in Chicago, Illinois, during fiscal year 2024. We leased this space under a non-cancelable operating lease. This lease terminated on June 30, 2024 and was not renewed. There is no further lease liability recorded as of July 12, 2024.

We, as lessor, leased a parking lot in Anaheim, California with a five-year term effective May 29, 2024, to a tenant. Both current and non-current receivables less executory costs including broker’s commissions, were recorded in current and non-current liabilities in the amount of $163 and $750, as of July 12, 2024. Unearned revenue was also recorded in the amount of $155 and $778, respectively, in the consolidated balance sheet as of July 12, 2024. This lease does not provide an implicit rate, and we estimated our incremental interest rate to be approximately 7.34%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments. Legal ownership does not transfer at the end of the lease. We retain ownership of the parking lot. There is no net book value of the underlying asset.

The following is a schedule by years of future minimum lease payments for transportation leases and ROU assets:

Fiscal Year	Financial Obligations
2024	$317
2025	1,130
2026	1,207
2027	806
Later Years	439
Total Minimum Lease Payments(a)	$3,899
Less: Amount representing executory costs	(11)
Less: Amount representing interest(b)	-
Present value of future minimum lease payments(c)	$3,888

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Part I. Financial Information, Item 1. a., Condensed Consolidated Balance Sheets, as current and noncurrent obligations are finance leases of $58 under other current liabilities and $165 under Executive retirement, pension plans and other, respectively, and ROU leases payable of $1,081 and $2,584 are disclosed as line items Current right-of-use leases payable and long-term right-of-use leases payable, respectively, as of July 12, 2024.

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

10 of 27

The following segment information is presented for the twelve weeks ended July 12, 2024, and July 7, 2023, respectively.

Segment Information
Twelve weeks Ended July 12, 2024	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,517	$37,746	$-	$49,263
Cost of products sold	8,670	29,369	-	38,039
Gross margin	2,847	8,377	-	11,224
SG&A	3,063	11,382	-	14,445
Loss on sale of property, plant, and equipment	90	73	-	163
Operating loss	(306)	(3,078)	-	(3,384)

Total assets	$14,202	$113,444	$36,215	$163,861
Additions to PP&E	$252	$403	$-	$655

Twelve weeks Ended July 7, 2023	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$10,852	$43,337	$-	$54,189
Cost of products sold	8,809	30,089	-	38,898
Gross margin	2,043	13,248	-	15,291
SG&A	2,900	11,757	-	14,657
Loss (gain) on sale of property, plant, and equipment	61	(24)	-	37
Operating (loss) income	(918)	1,515	-	597

Total assets	$15,020	$128,690	$27,723	$171,433
Additions to PP&E	$443	$651	$-	$1,094

The following segment information is presented for the thirty-six weeks ended July 12, 2024, and July 7, 2023, respectively.

Thirty-six weeks Ended July 12, 2024	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$38,821	$112,598	$-	$151,419
Cost of products sold	28,453	84,978	-	113,431
Gross margin	10,368	27,620	-	37,988
SG&A	9,729	33,717	-	43,446
Loss on sale of property, plant, and equipment	90	71	-	161
Operating income (loss)	549	(6,168)	-	(5,619)

Total assets	$14,202	$113,444	$36,215	$163,861
Additions to PP&E	$754	$1,770	$-	$2,524

Thirty-six weeks Ended July 7, 2023	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$37,156	$134,165	$-	$171,321
Cost of products sold	29,032	94,475	-	123,507
Gross margin	8,124	39,690	-	47,814
SG&A	9,786	35,606	-	45,392
Loss on sale of property, plant, and equipment	92	105	-	197

Operating (loss) income	(1,754)	3,979	-	2,225

Total assets	$15,020	$128,690	$27,723	$171,433
Additions to PP&E	$1,030	$1,357	$-	$2,387

11 of 27

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended July 12, 2024, and July 7, 2023, respectively.

Twelve weeks Ended July 12, 2024

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$24,411	$-	$24,411
Direct customer warehouse	13,335	-	13,335
Total Snack Food Products	37,746	-	37,746

Distributors	1,119	10,398	11,517
Total Frozen Food Products	1,119	10,398	11,517

Totals	$38,865	$10,398	$49,263

Twelve weeks Ended July 7, 2023

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$28,302	$-	$28,302
Direct customer warehouse	15,035	-	15,035
Total Snack Food Products	43,337	-	43,337

Distributors	1,134	9,718	10,852
Total Frozen Food Products	1,134	9,718	10,852

Totals	$44,471	$9,718	$54,189

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

The following information further disaggregates our sales to customers by major distribution channel and customer type for the thirty-six weeks ended July 12, 2024, and July 7, 2023, respectively.

Thirty-six weeks Ended July 12, 2024

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$76,434	$-	$76,434
Direct customer warehouse	36,164	-	36,164
Total Snack Food Products	112,598	-	112,598

Distributors	5,120	33,701	38,821
Total Frozen Food Products	5,120	33,701	38,821

Totals	$117,718	$33,701	$151,419

Thirty-six weeks Ended July 7, 2023 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$91,400	$-	$91,400
Direct customer warehouse	42,765	-	42,765
Total Snack Food Products	134,165	-	134,165

Distributors	5,618	31,538	37,156
Total Frozen Food Products	5,618	31,538	37,156

Totals	$139,783	$31,538	$171,321

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

12 of 27

Note 5 – Income Taxes:

The Company’s effective tax rate was 29.1% and 31.7% for the third quarter of fiscal years 2024 and 2023, respectively. The effective tax rate for the third quarter of fiscal year 2024 reflects the impact of $1,119 of tax benefit.

As of July 12, 2024, the Company did not have any valuation allowance against its federal net deferred tax assets. Management reevaluated the need for a valuation allowance at the end of 2022 and determined that some of its California net operating losses (“NOL”) may not be utilized. Therefore, a valuation allowance of $99 has been retained for such portion of the California NOL. As of July 12, 2024, the Company had NOL carryforwards of approximately $0 for federal and $5,000 for state purposes. The state loss carryforwards will expire at various dates through 2040.

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

The following table reflects major components of our revolving credit facility and equipment note payable as of July 12, 2024, and November 3, 2023, respectively.

	July 12, 2024	November 3, 2023

Revolving credit facility	$-	$-
Equipment note payable:
3.68% note due 04/16/27, out of lockout 04/17/22	3,143	3,831
Total debt	3,143	3,831
Less current debt	(1,075)	(1,045)
Total long-term debt	$2,068	$2,786

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

As of July 12, 2024, and November 3, 2023, the Company was in compliance with all covenants under the Wells Fargo Loan Agreements and the credit agreement.

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

14 of 27

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of July 31, 2024, was 5.22% as compared to 5.96% as of November 3, 2023. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

On May 22, 2024, we transitioned our pension plan assets held with Morgan Stanley Smith Barney LLC to align with our updated investment policy statement to shift away from equities to fixed income. This derisking strategy helps establish a basis for our investment results as well as helping to ensure that assets of the Plan are managed in accordance with the Employment Retirement Income Security Act (“ERISA”) of 1974 and regulations pertaining thereto.

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

15 of 27

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the thirty-six weeks ended July 12, 2024, and July 7, 2023, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
July 12, 2024	27.0%	27.1%	14.8%	22.7%
July 7, 2023	29.6%	27.4%	16.8%	25.8%

The table below shows customers that accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve weeks ended July 12, 2024, and July 7, 2023, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
July 12, 2024	24.1%	27.1%	15.3%	22.7%
July 7, 2023	27.8%	27.4%	17.9%	25.8%

Revenue recognition

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

Frozen Food Products Segment

Our Frozen Food Products segment primarily manufactures and distributes biscuits, bread dough items, roll dough items and shelf stable sandwiches. All items within this segment are considered similar products and have been aggregated at this level. Our frozen food business covers the United States. Products produced by the Frozen Food Products segment are generally supplied to food service and retail distributors who take title to the product upon shipment receipt through Company-leased long-haul vehicles or third-party logistic providers/carriers. We leverage relationships with regional sales managers, and we maintain a network of independent food service and retail brokers covering most of the United States. Brokers are compensated on a commission basis. We believe that our brokers, in close cooperation with our regional sales managers, are a valuable asset providing significant new product and customer opportunities. Regional sales managers perform several significant functions for us, including identifying and developing new business opportunities and providing customer service and support to our distributors and end purchasers often with the assistance of our broker partners.

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

16 of 27

Results of Operations for the Twelve Weeks Ended July 12, 2024, and July 7, 2023

Net Sales-Consolidated

Net sales decreased by $4,926 (9.1%) to $49,263 in the third twelve-week period of the 2024 fiscal year compared to the same twelve-week period in fiscal year 2023. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	0.9	536
Unit sales volume in pounds	-8.1	(4,742)
Returns activity	0.4	289
Promotional activity	-2.3	(1,009)
Decrease in net sales	-9.1	(4,926)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $665 (6.1%) to $11,517 in the third twelve-week period of the 2024 fiscal year compared to the same twelve-week period in fiscal year 2023. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	7.4	916
Unit sales volume in pounds	-0.9	(106)
Returns activity	0.1	10
Promotional activity	-0.5	(155)
Increase in net sales	6.1	665

Net sales for the Frozen Food Products segment increased due to higher selling prices per pound partially offset by lower unit sales volume in pounds compared to the same period in the prior year. Other institutional Frozen Food Products dollar sales, including sheet dough and rolls, increased 11% and retail dollar sales volume decreased by 9%. We believe sales increased due to continued willingness by consumers to visit foodservice establishments despite inflationary conditions. Returns activity decreased slightly compared to the same twelve-week period in the 2023 fiscal year. Promotional activity was higher during the fiscal year 2024 period.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment decreased by $5,591 (12.9%) to $37,746 in the third twelve-week period of the 2024 fiscal year compared to the same twelve-week period in fiscal year 2023. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-0.8	(380)
Unit sales volume in pounds	-10.0	(4,636)
Returns activity	0.5	279
Promotional activity	-2.6	(854)
Decrease in net sales	-12.9	(5,591)

Net sales of Snack Food Products decreased due to lower unit sales volume in pounds through our direct-store-delivery distribution channel and lower selling prices per pound during the third quarter of fiscal year 2024. We believe demand decreased primarily due to inflationary pressures on consumer spending habits as consumers have pulled back on snack foods including meat product purchases. The weighted average selling price per pound decreased compared to the same twelve-week period in the prior fiscal year due to changes in product mix. Returns activity decreased compared to the same twelve-week period in the 2023 fiscal year. Promotional activity was higher than the same twelve-week period in fiscal year 2023 due to programs related to changes in packaging sizes.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $859 (2.2%) to $38,039 in the third twelve-week period of the 2024 fiscal year compared to the same twelve-week period in fiscal year 2023. The gross margin decreased to 22.8% in the third twelve-weeks of fiscal year 2024 compared to 28.2% in the same twelve-week period in fiscal year 2023.

Change in Cost of Products Sold by Segment	$	Consolidated %	Commodity $ Increase (Decrease)
Frozen Food Products Segment	(139)	-0.4	(114)
Snack Food Products Segment	(720)	-1.8	1,171
Total	(859)	-2.2	1,057

17 of 27

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $139 (1.6%) to $8,670 in the third twelve-week period of the 2024 fiscal year compared to the same twelve-week period in fiscal year 2023. The cost of purchased flour decreased based on global economic conditions for approximately $114 in the third twelve-week period of fiscal year 2024 compared to the same twelve-week period in fiscal year 2023. The gross margin increased to 24.7% in the third twelve-weeks of fiscal year 2024 compared to 18.8% in the same twelve-week period in fiscal year 2023. Gross overhead increased as a result of continued upward pressures on input costs impacted by inflation.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $720 (2.4%) to $29,369 in the third twelve-week period of the 2024 fiscal year compared to the same twelve-week period in fiscal year 2023 due to lower sales volume in our direct store delivery distribution channel. The cost of significant meat commodities increased partially due to a limited supply of cattle ready for market by approximately $1,171 in the third twelve-week period of fiscal year 2024 compared to the same period in fiscal year 2023. The gross margin decreased to 22.2% in the third twelve-weeks of fiscal year 2024 compared to 30.6% in the same twelve-week period in fiscal year 2023. We increased our net realizable value reserve by $991 during the twelve weeks ended July 12, 2024, in consideration of higher meat commodity costs and lower gross margins. We maintain a net realizable reserve of $1,343 on products as of July 12, 2024, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) decreased by $212 (1.4%) to $14,445 in the third twelve-week period of fiscal year 2024 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	July 12, 2024	July 7, 2023	Increase (Decrease)
Wages and bonus	$5,358	$5,908	$(550)
Provision for bad debt	347	(129)	476
Insurance expenses	475	765	(290)
Outside consultants	719	444	275
Storage unit rental costs	445	665	(220)
Other SG&A	7,101	7,004	97
Total - SG&A	$14,445	$14,657	$(212)

Lower sales commissions due to lower sales volume in pounds resulted in lower wages and bonus expenses in the third twelve weeks of the 2024 fiscal year compared to the same period in the prior fiscal year. The increase in the provision for bad debt was mainly the result of recent slowing in certain customer payments beyond terms. The decrease in insurance expenses was driven by exiting unfavorable insurance policies early to take advantage of more competitive pricing. Outside consulting costs increased due to higher legal fees, advisory services, inspection and product testing fees. Rental costs for storage units that house inventory decreased due to a sell down of inventory to meet lower demand in the direct store delivery route system. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher product advertising and legal expenses partially offset by lower repairs and maintenance costs on production equipment.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $163 (5.6%) to $3,063 in the third twelve-week period of fiscal year 2024 compared to the same twelve-week period in the prior fiscal year. The overall increase in SG&A expenses was due to an increase in product advertising and healthcare expenses.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment decreased by $375 (3.2%) to $11,382 in the third twelve-week period of fiscal year 2024 compared to the same twelve-week period in the prior fiscal year. Most of the decrease was due to lower wages and bonuses and decreased fees paid under brand licensing agreements partially offset by higher product advertising and healthcare expenses.

18 of 27

Income Taxes-Consolidated

Income tax for the twelve weeks ended July 12, 2024, and July 7, 2023, respectively, was as follows:

	July 12, 2024	July 7, 2023
(Benefit on) provision for income taxes	$(752)	$258

Effective tax rate	29.8%	27.4%

We recorded a benefit for income taxes of $752 for the twelve-week period ended July 12, 2024, and a provision for income taxes of $258 for the twelve-week period ended July 7, 2023, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies, and state income taxes.

Results of Operations for the Thirty-Six Weeks Ended July 12, 2024, and July 7, 2023

Net Sales-Consolidated

Net sales decreased by $19,902 (11.6%) to $151,419 in the thirty-six-week period ended July 12, 2024, compared to the same period thirty-six-week period in fiscal year 2023. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-1.0	(1,944)
Unit sales volume in pounds	-9.3	(17,262)
Returns activity	-0.1	235
Promotional activity	-1.2	(931)
Decrease in net sales	-11.6	(19,902)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $1,665 (4.5%) to $38,821 in the thirty-six-week period ended July 12, 2024, compared to the same thirty-six-week period in fiscal year 2023. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	4.2	1,771
Unit sales volume in pounds	0.5	222
Returns activity	0.2	66
Promotional activity	-0.4	(394)
Increase in net sales	4.5	1,665

The increase in net sales for the thirty-six-week period ended July 12, 2024 primarily relates to higher selling prices per pound coupled with a higher unit sales volume in pounds. The increase in net sales was primarily driven by an increase in volume to institutional customers and an increase in selling prices due to price increases implemented during the fourth quarter of fiscal year 2023. Other institutional Frozen Food Products sales, including sheet dough and rolls, increased 7% by volume while retail sales volume was flat. Returns activity decreased compared to the same thirty-six-week period in the 2023 fiscal year. Promotional activity was higher as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment decreased by $21,567 (16.1%) to $112,598 in the thirty-six-week period ended July 12, 2024, compared to the same thirty-six-week period in fiscal year 2023. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-2.6	(3,715)
Unit sales volume in pounds	-12.2	(17,485)
Returns activity	-0.3	169
Promotional activity	-1.0	(536)
Decrease in net sales	-16.1	(21,567)

19 of 27

Net sales of Snack Food Products decreased due to lower unit sales volume in pounds through our direct-store-delivery distribution channel and lower selling prices per pound during the thirty-six weeks period ended July 12, 2024. We believe demand decreased primarily due to inflationary pressures on consumer spending habits as consumers have pulled back on meat product purchases. The weighted average selling price per pound decreased compared to the same thirty-six-week period in the prior fiscal year due to changes in product mix. Returns activity decreased as a percent of sales but was lower in absolute dollars compared to the same thirty-six-week-period in the 2023 fiscal year. Promotional activity increased during the first thirty-six-week period in fiscal year 2024 compared to the same period in the prior fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold decreased by $10,076 (8.2%) to $113,431 in the thirty-six-week period ended July 12, 2024 compared to the same thirty-six-week period in fiscal year 2023. The gross margin decreased to 25.1% during the fiscal year 2024 period compared to 27.9% in the comparable prior fiscal year period.

Change in Cost of Products Sold by Segment	$	Consolidated %	Commodity $ Increase (Decrease)
Frozen Food Products Segment	(579)	-0.5	(387)
Snack Food Products Segment	(9,497)	-7.7	4,050
Total	(10,076)	-8.2	3,663

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $579 (2.0%) to $28,453 in the first thirty-six-week period of the 2024 fiscal year compared to the same thirty-six-week period in fiscal year 2023. Changes in the product mix and lower commodity costs were the primary contributing factors to this decrease. The cost of purchased flour decreased approximately $387 in the first thirty-six-week period of fiscal year 2024 compared to the same thirty-six-week period in fiscal year 2023.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $9,497 (10.1%) to $84,978 in the first thirty-six-week period of the 2024 fiscal year compared to the same thirty-six-week period in fiscal year 2023 due to lower sales volume in our direct store delivery distribution channel. The decrease in cost of products sold was primarily due to a decrease in sales volume was partially offset by an increase in the cost of meat commodities of approximately $4,050 in the thirty-six-week period of fiscal year 2024 compared to the same period in fiscal year 2023. We increased our net realizable value reserve by $1,050 during the thirty-six weeks ended July 12, 2024 in consideration of higher meat commodity costs and lower gross margins. We maintain a net realizable reserve of $1,343 on products as of July 12, 2024 after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses decreased by $1,946 (4.3%) to $43,446 in the thirty-six-week period ended July 12, 2024 compared to the same thirty-six-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	36 Weeks Ended		Expense
	July 12, 2024	July 7, 2023	Increase (Decrease)
Wages and bonus	$16,106	$18,684	$(2,578)
Product advertising	5,280	5,767	(487)
Outside consulting	1,970	1,520	450
Healthcare costs	2,179	1,944	235
Vehicle repairs and maintenance	1,323	1,123	200
Other SG&A	16,588	16,354	234
Total - SG&A	$43,446	$45,392	$(1,946)

Lower sales commissions resulted in lower wages and bonus expenses in the first thirty-six weeks of the 2024 fiscal year compared to the same period in the prior fiscal year. Costs for product advertising decreased mainly as a result of lower payments under brand licensing agreements in the Snack Food Products segment during the thirty-six weeks ended July 12, 2024. Outside consulting costs increased due to higher legal fees, advisory services, inspection and product testing fees. Healthcare costs have increased due to unfavorable claim trends. Vehicle repairs and maintenance on vehicles have increased compared to the prior fiscal year period mainly due to an aging fleet. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher provision for bad debt, higher travel expenses and lower other income.

20 of 27

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $57 (0.6%) to $9,729 in the first thirty-six-week period of fiscal year 2024 compared to the same thirty-six-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower vehicle repairs and maintenance as a result of shifting away from Company-leased vehicles towards less costly transportation methods such as common carriers, lower fuel and computer maintenance and workers’ compensation costs partially offset by higher healthcare costs.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment decreased by $1,889 (5.3%) to $33,717 in the first thirty-six-week period of fiscal year 2024 compared to the same thirty-six-week period in the prior fiscal year. Most of the decrease was due to the significantly lower unit sales volume in pounds and the corresponding decrease in wages and bonuses.

Income Taxes-Consolidated

Income tax for the thirty-six weeks ended July 12, 2024, and July 7, 2023, respectively, was as follows:

	July 12, 2024	July 7, 2023
(Benefit on) provision for income taxes	$(1,119)	$820

Effective tax rate	29.1%	31.7%

We recorded a benefit for income taxes of $1,119 for the thirty-six-week period ended July 12, 2024, and a provision for income taxes of $820 for the thirty-six-week period ended July 7, 2023, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

Liquidity and Capital Resources

The principal source of operating cash flows is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We normally fund our operations from cash balances and cash flow generated from operations. Additionally, we have maintained a revolving line of credit with Wells Fargo Bank, N.A. pursuant to the terms of the credit agreement dated March 1, 2018, as amended to date. On November 30, 2023, we entered into a fifth amendment to the credit agreement with Wells Fargo Bank, N.A., and also executed a new revolving line of credit note pursuant to the amendment. Under the terms of this amendment and the revolving line of credit note, we may borrow up to $7,500 from time to time up to November 30, 2024. As of July 12, 2024, we had $1,075 of current debt on equipment loans, $64,180 of net working capital and $7,500 available under our revolving line of credit with Wells Fargo Bank, N.A. Refer to Note 6 to the Condensed Consolidated Financial Statements included within this Report for further information. The Company was in compliance with all loan covenants as of July 12, 2024.

All of our operating segments have been impacted by inflation, including higher costs for labor, freight and specific materials related to product manufacturing and delivery. We expect this trend to continue through the remainder of fiscal year 2024. Additionally, commodity costs, including meat and flour costs, have and may continue to fluctuate due to both political and economic conditions, including the ongoing conflict between Ukraine and Russia. Despite higher commodity costs like we experienced in fiscal year 2022 and again in the first and second quarters of fiscal 2024, we may not be able to increase our product prices in a timely manner or sufficiently to offset such increased commodity or other costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Instances of higher interest rates, general price inflation or deflation, raw materials costs, labor shortages or supply chain issues could adversely affect the Company’s financial results and its liquidity. Higher product prices could potentially lower demand for our product and decrease volume. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans and the performance of operating divisions and economic conditions of capital markets. If we are unable to increase liquidity through mortgaging real estate or additional borrowing, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. With the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of inflation and interest rate volatility on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

21 of 27

Cash flows from operating activities for the thirty-six weeks ended:

	July 12, 2024	July 7, 2023
Net (loss) income	$(2,730)	$1,765

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,489	4,378
Provision for credit losses on accounts receivable	215	65
Decrease in promotional allowances	(1,449)	(137)
Loss on sale of property, plant, and equipment	161	197
Changes in operating working capital	2,516	(6,173)
Net cash provided by operating activities	$3,202	$95

For the thirty-six weeks ended July 12, 2024, net cash provided by operating activities was $3,202, $3,107 less cash used than during the same period in fiscal year 2023. The increase in net cash provided by operating activities primarily relates to a decrease in inventory of $5,661 and a decrease in accounts receivable of $2,809, partially offset by a net loss of $2,730, an increase in refundable income taxes of $2,452 and an increase in other non-current assets of $2,704. During the thirty-six-week period ended July 12, 2024, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 85 days for the thirty-six-week period ended July 12, 2024. The increase in the cash conversion cycle from 84 days for the thirty-six-week period ended July 7, 2023 was minimal and overall was consistent with performance in the prior fiscal year period.

Cash flows from investing activities for the thirty-six weeks ended:

	July 12, 2024	July 7, 2023
Proceeds from sale of property, plant, and equipment	$14	$186
Additions to property, plant, and equipment	(2,524)	(2,387)
Net cash used in investing activities	$(2,510)	$(2,201)

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

The table below highlights additions to property, plant and equipment for the thirty-six weeks ended:

	July 12, 2024	July 7, 2023
Changes in projects in process	$169	$662
Direct store delivery and sales vehicles	1,913	961
Packaging lines	-	573
Computer hardware and software	345	-
Quality control	-	103
Processing equipment	55	66
Furniture and fixtures	42	22
Additions to property, plant, and equipment	$2,524	$2,387

Cash flows from financing activities for the thirty-six weeks ended:

	July 12, 2024	July 7, 2023
Change in lease and right-of-use obligations	$226	$(719)
Repayment of notes payable - equipment	(688)	(743)
Net cash used in financing activities	$(462)	$(1,462)

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of July 12, 2024, 120,113 shares remained authorized for repurchase under the program.

22 of 27

Revolving Credit Facility

On November 30, 2023, we entered into a fifth amendment to the credit agreement with Wells Fargo Bank, N.A. dated March 1, 2018, as amended, and also executed a revolving line of credit note pursuant to the amendment. The revolving line of credit note replaces the existing note that expired by its terms on November 30, 2023. Under the terms of this amendment and the revolving line of credit note, we may borrow up to $7,500 from time to time up to November 30, 2024, at an interest rate equal to (a) the daily simple secured overnight financing rate plus 2.0%, or if unavailable, or (b) the prime rate, in each case as determined by the bank. The line of credit has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on November 30, 2024.

Equipment Notes Payable

On each of December 26, 2018, April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020, we entered into master collateral loan and security agreements with Wells Fargo Bank, N.A. (collectively referred to as the “Wells Fargo Loan Agreements”).

The following table reflects major components of our revolving credit facility and equipment note payable as of July 12, 2024, and November 3, 2023, respectively.

	July 12, 2024	November 3, 2023

Revolving credit facility	$-	$-
Equipment note payable:
3.68% note due 04/16/27, out of lockout 04/17/22	3,143	3,831
Total debt	3,143	3,831
Less current debt	(1,075)	(1,045)
Total long-term debt	$2,068	$2,786

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

The Company was in compliance with all covenants under the Wells Fargo Loan Agreements and the credit agreement as of July 12, 2024, and November 3, 2023.

23 of 27

Recently issued accounting pronouncements and regulations

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (ASC 326), which provides guidance on measurement of credit losses on financial instruments. This ASU adds a current expected credit loss impairment model to GAAP that is based on expected losses rather than incurred losses whereby a broader range of reasonable and supportable information is required to be utilized in order to derive credit loss estimates. The effective date of the new guidance as amended by ASU No. 2019-10 is fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU No. 2019 did not have a material or significant impact on the Company’s Consolidated Financial Statements as it has been our policy to estimate and record credit losses on trade accounts receivable.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting other than those discussed above that occurred during the fiscal quarter ended July 12, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report should be considered with the information provided elsewhere in this Report, which could materially adversely affect our business, financial condition, or results of operations. There have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: August 23, 2024	By:	/s/ Cindy Matthews-Morales
Cindy Matthews-Morales
Chief Financial Officer, Secretary
(Duly Authorized Officer, Principal Financial and Accounting Officer)

27 of 27