Form 10-K
period 2024-11-01
BRIDGFORD FOODS CORP
filed 2025-01-29
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 2024

Commission file number: 000-02396

BRIDGFORD FOODS CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-1778176
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1707 South Good-Latimer Expressway, Dallas, Texas 75226

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant on April 19, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $18,589,000.

As of January 29, 2025, there were 9,076,832 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement on Schedule 14A relating to the registrant’s 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III, Items 10-14, within this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “anticipate,” “believe,” “continue” “could,” “expect,” “intend,” “may,” “will,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements.

In particular, forward-looking statements included or incorporated by reference in this Report relate to, among other things: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; supply chain constraints and resulting cost pressures; macroeconomic conditions, including the impact of inflation on our results of operations; changes in, or failure to comply with, government regulations; weather conditions; relationships with customers and suppliers.

Our forward-looking statements are based on our management’s current assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe that these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section entitled Risk Factors beginning on page 6 of this Report. You should read this Report with the understanding that our actual future results may be materially different from and worse than what we expect.

Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Forward-looking statements speak only as of the date they were made, and, except to the extent required by law or the Nasdaq listing rules, we undertake no obligation to update or review any forward-looking statement because of new information, future events or other factors.

We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. Business

Background of Business

Bridgford Foods Corporation (collectively with its subsidiaries, “Bridgford”, the “Company”, “we”, or “our”), a California corporation, was organized in 1952. We originally began operations in 1932 as a retail meat market in San Diego, California and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat, and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. Currently, we are primarily engaged in the manufacturing, marketing, and distribution of an extensive line of frozen and snack food products throughout the United States. We have not been involved in any bankruptcy, receivership, or similar proceedings since inception nor have we been party to any merger, acquisition, etc. or acquired or disposed of any material amounts of assets during the past five years other than the sale of our real property located at 170 N. Green Street in Chicago in June 2022. Substantially all of our assets have been acquired in the ordinary course of business.

Description of Business

Bridgford currently operates in two business segments - the processing and distribution of frozen food products and the processing and distribution of snack food products. For information regarding the separate financial performance of the business segments refer to Note 7 of the Notes to Consolidated Financial Statements included in this Report.

The following table shows sales, as a percentage of consolidated sales, for each business segment during the last two fiscal years:

	2024	2023
Frozen Food Products	26%	23%
Snack Food Products	74%	77%
	100%	100%

We manufacture nearly all of our food products and distribute an extensive line of biscuits, bread dough items, roll dough items, dry sausage products and beef jerky. Our direct store delivery network consists of non-refrigerated snack food products. Our frozen food products division serves both food service and retail customers.

Although we have recently introduced several new products, most of these products have not contributed significantly to our revenue growth for the fiscal year 2024. Our sales are not subject to material seasonal variations. Historically we have been able to respond quickly to the receipt of orders and, accordingly, do not maintain a significant sales backlog. Neither Bridgford nor its industry generally has unusual demands or restrictions on working capital items. During the last fiscal year, we did not enter into any new markets or any significant contractual or other material relationships.

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

Major Product Classes

Frozen Food Products

Our frozen food products division serves both food service and retail customers. We sell approximately 130 unique frozen food products through approximately 820 wholesalers, cooperatives, and distributors.

Frozen Food Products – Food Service Customers

The food service industry is composed of establishments that serve food outside the home and includes restaurants, the food operations of health care providers, schools, hotels, resorts, corporations, and other traditional and non-traditional food service outlets. Growth in this industry has been driven by the increase in away-from-home meal preparation, which has accompanied the expanding number of both dual income and single-income households. Another trend within the food service industry is the growth in the number of non-traditional food service outlets such as convenience stores, retail stores and supermarkets. These non-traditional locations often lack extensive cooking, storage, or preparation facilities resulting in a need for pre-cooked and prepared foods similar to those we provide. The expansion in the food service industry has also been accompanied by the continued consolidation and growth of broadline and specialty food service distributors, many of which are long-standing customers.

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

Frozen Food Products – Sales and Marketing

Our frozen food business covers the United States. Products produced by the Frozen Food Products segment are generally supplied to food service and retail distributors who take title to the product upon shipment receipt. The Company plans to shift away from Company-leased long-haul vehicles toward less costly transportation methods such as common carriers. In addition to regional sales managers, we maintain a network of independent food service and retail brokers covering most of the United States. Brokers are compensated on a commission basis. We believe that our broker relationships, in close cooperation with our regional sales managers, are a valuable asset providing significant new products and customer opportunities. Regional sales managers perform several significant functions for us, including identifying and developing new business opportunities and providing customer service and support to our distributors and end purchasers through the effective use of our broker network.

Our annual advertising expenditure is directed towards retail and institutional (foodservice) customers. These customers participate in various special promotional and marketing programs and direct advertising allowances we sponsor. We also invest in general consumer advertising in various periodicals, and coupons to advertise in major markets. We direct advertising toward food service customers with campaigns in major industry publications and through our participation in trade shows throughout the United States. Our advertising strategy includes our presence on social media and online distribution of promotional material.

Snack Food Products

During fiscal year 2024, our snack food products division sold approximately 170 different items through customer-owned distribution centers and a direct-store-delivery network serving approximately 21,000 supermarkets, mass merchandise and convenience retail stores located in 50 states.

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

Snack Food Products — Customers

Our customers are comprised of large retail chains and smaller “independent” or non-chain operators. This part of our business is highly competitive. Proper placement of our product lines is critical to selling success since most items could be considered “impulse” items which are often consumed shortly after purchase. Our ability to sell successfully to this distribution channel depends on aggressive marketing and maintaining relationships with key buyers.

Snack Food Products — Sales and Marketing

Snack food products are distributed across the United States. Regional sales managers perform several significant functions including identifying and developing new business opportunities and providing customer service and support to our customers. We also utilize the services of brokers, where appropriate, to support efficient product distribution and customer satisfaction. Bridgford is the primary sponsor for several professional anglers that compete at the highest level of competitive bass fishing. In addition to our Bridgford Pro Fishing team, which consists of Pro Anglers from the Bass Master Elites, FLW Tour, and Major League Fishing, we have also launched our Bridgford Outdoors Ambassador program to continue to grow and support others who share our passion for the outdoors.

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

Competition

Our products are sold under highly competitive conditions. All food products can be considered competitive with other food products, but we consider our principal competitors to include national, regional, and local producers and distributors of refrigerated, frozen and non-refrigerated snack food products. Several of our competitors include large companies with substantially greater financial and marketing resources than ours. Existing competitors may broaden their product lines and potential competitors may enter or increase their focus on our markets, resulting in greater competition for us. We believe that our products compete favorably with those of our competitors. Such competitors’ products compete against ours for retail shelf space, institutional distribution, and customer preference. Innovation, high quality and consistency are the major attributes of our products.

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

To date, federal, state, and local environmental laws and regulations, including those relating to the discharge of materials into the environment, and the resources we expend to comply with such regulations, have not had a material effect on our business.

Importance of Key Customers

Sales to Wal-Mart® comprised 27.8% of revenues in fiscal year 2024 and 25.4% of total accounts receivable was due from Wal-Mart® as of November 1, 2024. Sales to Wal-Mart® comprised 29.1% of revenues in fiscal year 2023 and 26.5% of total accounts receivable was due from Wal-Mart® as of November 3, 2023. Sales to Dollar General® comprised 14.2% of revenues in fiscal year 2024 and 20.2% of total accounts receivable was due from Dollar General® as of November 1, 2024. Sales to Dollar General® comprised 16.3% of revenues in fiscal year 2023 and 20.5% of total accounts receivable was due from Dollar General® as of November 3, 2023.

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

Employees

We had 662 employees (648 full-time employees) as of November 1, 2024, approximately 42% of whose employment relationship is governed by collective bargaining agreements. These agreements either “have expired” or “will expire” between June 2025 and February 2028. We believe that our relationship with all of our employees is favorable and that any pending contracts will be settled favorably.

Availability of SEC Filings and Code of Conduct on Internet Website

We maintain a website at www.bridgford.com. Available through the “Investors” link on this website, free of charge, are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto, and reports filed under Section 16 of the Exchange Act, filed with the Securities and Exchange Commission (the “SEC”). Our Code of Conduct is also available on the website through the “Governance” link. The information contained on the website is not incorporated by reference into this filing. Further, our reference to the website URL is intended to be an inactive textual reference only.

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

We are subject to general risks in the food industry, including, among other things, risk relating to changes in consumer preferences and product contamination as well as general economic conditions, any of which, if realized, could negatively impact our operating results and financial position.

The food industry, and the markets within the food industry in which we compete, are subject to various risks, including the following: evolving consumer preferences, nutritional and health-related concerns, federal, state, and local food inspection and processing controls, consumer product liability claims, risks of product tampering, and the availability and expense of liability insurance. The meat and poultry industries are subject to scrutiny due to the association of meat and poultry products with recent outbreaks of illness, and on rare occasions even death, caused by food borne pathogens. Outbreaks of disease and other events, which may be beyond our control, could significantly affect demand for and consumer perception of our food products and result in negative publicity that may have an adverse effect on our ability to market our products successfully. Product recalls are also sometimes required in the food industry to withdraw contaminated or mislabeled products from the market. Additionally, the failure to identify and react appropriately to changes in consumer trends, demands and preferences could lead to, among other things, reduced demand, and price reduction for our products. Changes in consumer eating habits may also result in the enactment or amendment of laws and regulations that impact the sourcing, ingredients, and nutritional content of our food products. Finally, we may be adversely affected by changes in domestic or foreign economic conditions, including inflation or deflation, interest rates, availability of capital markets, consumer spending rates, and energy availability and costs (including fuel surcharges). We have been experiencing high levels of inflations these past few years, which has had varying impacts on our business. Such prolonged periods of inflation decrease consumers’ discretionary spending, which negatively impacts our results of operations. These and other general risks related to the food industry, if realized by us, could have a significant adverse effect on demand for our products, as well as the costs and availability of raw materials, ingredients, and packaging materials, thereby negatively affecting our operating results and financial position.

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

Further, such requirements may obligate us to make certain climate-related disclosures and set goals for reducing our carbon footprint.  While we are committed to mitigating our impact on the environment and managing greenhouse gas emissions, there can be no assurance that we will accomplish such goals.  If we fail to achieve any such goals related to climate change or the related expectations from stakeholders and consumers are not met, the resulting negative publicity could adversely impact our results of operations in part as a consequence of changes in consumer preferences for our products.

Fluctuations in commodity prices and the availability of raw materials could negatively impact our financial results.

We purchase large quantities of commodity pork, beef, and flour. Historically, market prices for products we process have fluctuated in response to a number of factors, including changes in the United States government farm support programs, changes in international agricultural and trading policies, weather, and other conditions during the growing and harvesting seasons. Our operating results are heavily dependent upon the prices paid for raw materials, as well as the available supply of commodities. Commodity costs have and may continue to fluctuate due to political and economic conditions, including the ongoing conflict between Ukraine and Russia. The marketing of our value-added products does not lend itself to instantaneous changes in selling prices. In addition, if we increase prices to offset higher costs, we could experience lower demand for our products and sales volumes. Conversely, decreases in our commodity and other input costs may create pressure on us to decrease our prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. If there is a lag between when costs increase and when we are able to increase selling prices, our profits margins may suffer. Production and pricing of commodities, on the other hand, are determined by constantly changing market forces of supply and demand over which we have limited or no control. Such factors include, among other things, weather patterns throughout the world, outbreaks of disease, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural and energy policies of domestic and foreign governments. While fluctuations in significant cost structure components, such as ingredient commodities and fuel prices, have had a significant impact on profitability over the last three years, the impact of general price inflation on our financial position and results of operations has been significant. However, current inflationary market conditions may have a negative impact on future earnings. Future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

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

Sales to Wal-Mart® comprised 27.8% of revenues in fiscal year 2024 and 25.4% of total accounts receivable was due from Wal-Mart® as of November 1, 2024. Sales to Dollar General® comprised 14.2% of revenues in fiscal year 2024 and 20.2% of total accounts receivable was due from Dollar General® as of November 1, 2024. Many of our customers, such as supermarkets, warehouse clubs, and food distributors have consolidated in recent years. Such consolidation has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories while demanding lower pricing and increased promotional programs. These customers also may use their shelf space for their own private label products. Failure to respond to these trends could reduce our volume and cause us to lower prices or increase promotional spending for our product lines, which could adversely affect our profitability.

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

Disputes with labor unions could have an adverse impact on our operations and financial results.

As of November 1, 2024, approximately 278 of our employees were covered by collective bargaining agreements. We depend on the availability of, and good relations with, our teams’ members. If we fail to maintain good relations, we may experience strikes or work stoppages, which could have a material adverse impact on our operations, results of operations, liquidity, or cash flows.

Our business and reputation could suffer if we experience security breaches and other disruptions to our information technology infrastructure.

We are dependent on information technology systems, some of which are managed by third-parties, to process, transmit, and store electronic information and to manage or support a variety of business processes and activities, including distribution, invoicing, and collection of payment. We also collect and store confidential data from our customers and suppliers in data centers, which are owned by third parties and maintained on their information technology networks. These complex systems are an important part of ongoing operations. Any failure of these systems could disrupt our operations and could have a material adverse effect on our business, results of operations, and financial condition. Further, despite our internal controls and security measures, there can be no assurance that we will be able to evade cyberattacks, disruptions, or security breaches. We have implemented cyber-security initiatives to mitigate our exposure to these risks, but these measures may not be adequate Although we have not suffered any significant cyber incidents that resulted in material business impact, we have from time to time been, and expect to continue to be, the target of malicious cyber threat actors.

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

We participate in “multiemployer” pension plans administered by labor unions on behalf of their employees. We make monthly contributions for healthcare and pension benefit obligations. The contribution amount may change depending upon the ability of participating companies to fund these pension liabilities as well as the actual and expected returns on pension plan assets. Volatility in the capital markets or interest rates can impact the market value of plan assets and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to the pension plans in any year is dependent upon a number of factors, including minimum funding requirements. In addition, should we withdraw from the union and cease participation in a union plan, federal law could impose a penalty for additional contributions to the plan. The penalty would be recorded as an expense in the consolidated statement of operations. The ultimate amount of the withdrawal liability is dependent upon several factors including the funded status of the plan and contributions made by other participating companies. We continue to participate in other multiemployer union plans. In the event of a full or partial withdrawal from these plans, the impact on our financial statements could be material.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We maintain an information security and cybersecurity program, as well as a cybersecurity governance framework, which are designed to protect our information systems against operational risks related to cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats which include, among other things, operational risks, intellectual property theft, fraud or extortion, harm to employees or customers, violation of privacy or security laws and related litigation and legal risk, and reputational risks.

We have developed and implemented a cybersecurity risk management program overseen by our Audit Committee intended to protect the confidentiality, integrity, and availability of our critical systems and information, and detect and contain any cybersecurity incidents that impact us. The program is integrated into our overall risk management systems and processes, and includes a cybersecurity risk assessment process that routinely evaluates potential impacts of cybersecurity risks on our business, including risks from cybersecurity threats associated with our use of third-party service providers. These assessments inform our cybersecurity risk mitigation strategies. The results are regularly shared with our information technology committee comprised of our Vice President of Information Technology, our Information Technology Manager, our President and our Chief Financial Officer (the “IT Steering Committee”) and the Audit Committee of our Board as part of the committees’ involvement in managing and overseeing cybersecurity risks.

Our cybersecurity risk management program also includes processes to triage, assess the severity of, escalate, contain, investigate, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. If a cybersecurity incident is determined to be a potentially material cybersecurity incident, our disclosure controls and procedures define the steps to determine materiality and disclose such a material cybersecurity incident.

In addition, we engage an independent third-party provider in connection with our cybersecurity risk management program to monitor cybersecurity threats and provide certain security measures. We regularly engage with this provider to aid in the identification and remediation of potential threats. This provider has qualifications that include Microsoft Certified: Security, Compliance, and Identity Fundamentals, Certified Information Systems Security Professional (CISSP), Certified Hacking Forensic Investigator, Certified Ethical Hacker (CEH) and Security+.

While we believe that our business strategy, results of operations or financial condition have not been materially adversely affected by any cybersecurity incidents, cybersecurity threats are pervasive and, similar to other institutions, we, as well as our employees, customers, regulators, service providers, and other third parties have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the potential target of cyber attacks. We continue to assess the risks and changes in the cyber environment and invest in enhancements to our cybersecurity capabilities as deemed necessary to promote advancements in our cybersecurity capabilities.

Cybersecurity Governance

Our cybersecurity risk management program is overseen by the Audit Committee and led by the IT Steering Committee. Our Audit Committee is responsible in overseeing risks from cybersecurity threats, and has the authority to regularly review the adequacy of our cybersecurity, information and technology security, and data privacy programs, procedures, and policies. Our IT Steering Committee, led by the Vice President of Information Technology, is primarily responsible for monitoring, assessing, and managing material risks from cybersecurity threats.

The Audit Committee regularly receives updates from the IT Steering Committee / management with respect to our efforts to manage data protection, cybersecurity, and information and technology risks, and assesses the results of reviews from internal audits. Materials presented to our Audit Committee by our IT Steering Committee include updates on our data security posture, results from internal audit and third-party assessments, our incident response plan, and certain cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. The Audit Committee / IT Steering Committee also regularly engages with management on technology risk-related topics.

Our processes also allow for our Board and the Audit Committee to be informed of key cybersecurity risks outside the regular reporting schedule. While the Audit Committee meets periodically, the Audit Committee is authorized to meet with management or individual directors at any time it deems appropriate to discuss matters relevant to the committee. Our policy is for the Board and the Audit Committee to receive prompt and timely information regarding any cybersecurity risk (including any incident) that meets reporting thresholds, as well as ongoing updates regarding any such risk.

Item 2. Properties

We own the following properties as of November 1, 2024:

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

Item 3. Legal Proceedings

No material legal proceedings were pending against us as of November 1, 2024, or as of the date of filing of this Report. We are likely to be subject to claims arising from time to time in the ordinary course of our business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on us. Any adverse litigation trends and outcomes could significantly and negatively affect our financial results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Dividend Data

Our common stock is traded on the Nasdaq Global Market under the symbol “BRID”.

As of January 22, 2025, there were 1,031 shareholders of record in our common stock.

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

Repurchases of Equity Securities by the Issuer

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. During fiscal years 2024 and 2023, we did not repurchase any shares of our common stock pursuant to our stock repurchase program previously authorized by the Board of Directors. As of November 1, 2024, 120,113 shares remained authorized for repurchase under the program.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a complete understanding, this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in this Report.

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (refer to Part I, Item 1. Business for more information).

Results of Operations (dollars in thousands)

Fiscal Year Ended November 1, 2024 (52 weeks) Compared to Fiscal Year Ended November 3, 2023 (53 weeks)

Net Sales-Consolidated

Net sales in fiscal year 2024 decreased $27,991 (11.1%) when compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	-0.4	(1,138)
Unit sales volume in pounds	-8.8	(23,988)
Returns activity	-0.1	377
Promotional activity	-1.8	(3,242)
Decrease in net sales	-11.1	(27,991)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment in fiscal year 2024 increased $770 (1.3%) compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	3.2	2,117
Unit sales volume in pounds	-1.3	(837)
Returns activity	0.3	177
Promotional activity	-0.9	(687)
Increase in net sales	1.3	770

The increase in net sales for fiscal year 2024 primarily relates to higher selling prices per pound partially offset by lower unit sales volume in pounds. The increase in net sales was primarily driven by a significant increase in volume to institutional customers and an increase in selling price per pound due to price increases implemented during the fourth quarter of fiscal year 2023. Other institutional Frozen Food Products sales, including sheet dough and rolls, increased 8% by volume and retail sales volume decreased 8%. Returns activity decreased compared to the 2023 fiscal year. Promotional activity was higher in fiscal year 2024 as a percentage of sales due to increased sales to high promotion customers.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment in fiscal year 2024 decreased $28,761 (14.8%) compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	-1.6	(3,254)
Unit sales volume in pounds	-11.1	(23,152)
Returns activity	-0.3	200
Promotional activity	-1.8	(2,555)
Decrease in net sales	-14.8	(28,761)

Net sales of Snack Food Products decreased due to lower sales through our direct-store-delivery distribution channel during the fiscal year 2024. The weighted average selling price per pound decreased compared to fiscal year 2023 due to changes in product mix. Unit sales volume in pounds was lower compared to the prior fiscal year. We believe demand decreased primarily due to inflationary pressure on consumer spending habits as consumers have pulled back on meat product purchases. Returns activity was lower in dollars but higher as a percentage of sales compared to the 2023 fiscal year. Promotional offers increased due to higher promotional deductions and billbacks by customers compared to fiscal year 2023.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations decreased on a consolidated basis by $13,962 (7.7%) during fiscal year 2024 compared to the prior fiscal year. The gross margin decreased from 28.0% to 25.2% during fiscal year 2024 compared to the prior fiscal year.

Change in Cost of Products Sold by Segment	$	Consolidated %	Commodity $ (Decrease) Increase
Frozen Food Products Segment	(776)	-0.4	(522)
Snack Food Products Segment	(13,186)	-7.3	4,900
Total	(13,962)	-7.7	4,378

Cost of Products Sold and Gross Margin–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $776 (1.8%) in fiscal year 2024 compared to the prior fiscal year. Lower unit sales volume in pounds and changes in the product mix were the primary contributing factors to this decrease. The cost of purchased flour decreased approximately $522 contributing to the decrease in costs of goods sold. The gross margin percentage increased from 25.1% to 27.4% during fiscal year 2024 compared to the prior fiscal year.

Cost of Products Sold and Gross Margin–Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $13,186 (9.5%) during fiscal year 2024 compared to the prior fiscal year due primarily to lower unit sales volume in our direct-store-delivery distribution channel. The cost of meat commodities increased approximately $4,900 during fiscal year 2024 compared to the prior fiscal year due to unfavorable fluctuations in commodity markets. We increased our net realizable value reserve by $1,174 during fiscal year 2024 after determining that the market value on some meat products was less than the costs associated with production and sale of the product. We maintained a net realizable reserve of $1,467 on products as of November 1, 2024. The gross margin earned in this segment decreased from 28.8% to 24.4% during fiscal year 2024.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) in fiscal year 2024 decreased $3,118 (4.8%) when compared to the prior fiscal year. The decrease in this category did not directly correspond to the change in sales.

The table below summarizes the primary expense variances in this category:

	November 1, 2024 (52 Weeks)	November 3, 2023 (53 Weeks)	Expense (Decrease) Increase
Wages and bonus	$23,464	$26,716	$(3,252)
Pension cost	(248)	(1,160)	912
Product advertising	7,935	8,732	(797)
Healthcare cost	3,331	2,721	610
Outside consultants	2,773	2,322	451
Vehicle repairs and maintenance	1,820	1,590	230
Other SG&A	23,374	24,646	(1,272)
Total - SG&A	62,449	65,567	(3,118)

Lower sales commissions paid on reduced sales resulted in lower wages and bonus expenses in the 2024 fiscal year compared to the 2023 fiscal year. The increase in pension cost was a result of lower values in pension plan assets caused by the performance of the underlying markets that support them as well as lower pension discount rates resulting in higher liability. Costs for product advertising decreased mainly as a result of lower payments under brand licensing agreements in the Snack Food Products segment during fiscal year 2024. Healthcare costs have increased due to unfavorable claim trends. Outside consulting costs increased due to higher legal fees, advisory services, inspection and product testing fees. Vehicle repairs and maintenance on vehicles have increased compared to the prior fiscal year period mainly due to an aging fleet. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the decrease of “Other SG&A” expenses were lower provision for doubtful accounts, lower postage and insurance expenses and higher rental income partially offset by higher travel and business expense.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $241 (1.7%) during fiscal year 2024 compared to the prior fiscal year. The overall decrease in SG&A expenses was due to lower unit sales volume in pounds, lower equipment rental and lower fuel expenses related to a reduction in the number of company-owned long-haul trucks partially offset by an increase in insurance expenses and broker commissions.

Selling, General and Administrative Expenses-Refrigerated and Snack Food Products Segment

SG&A expenses in the Snack Food Products segment decreased by $2,877 (5.6%) during fiscal year 2024 compared to the prior fiscal year. Most of the decrease was due to the significantly lower unit sales volume in pounds and the corresponding decrease in wages and bonuses, and lower payments under brand licensing agreements.

Loss on Sale of Property, Plant and Equipment

Losses on the sale of property, plant and equipment were due to the ordinary disposal of assets located in both the Frozen Food Products segment, $96 and $75, for fiscal years 2024 and 2023, respectively, and Snack Food Products segments, $50 and $86, for fiscal years 2024 and 2023, respectively.

Income Taxes

Income tax for fiscal years 2024 and 2023, respectively, was as follows:

	November 1, 2024	November 3, 2023
(Benefit on) provision for income taxes	$(1,311)	$1,021

Effective tax rate	27.9%	22.7%

We recorded a tax benefit of $1,311 and tax provision of $1,021, for fiscal years 2024 and 2023, respectively, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective tax rate was 27.9% and 22.7% for fiscal years 2024 and 2023, respectively. In addition, the effective tax rates for fiscal years 2024 and 2023 were impacted by such items as non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes. (Refer to Note 4 of Notes to Consolidated Financial Statements included within this Report for more information).

Liquidity and Capital Resources (dollars in thousands)

The principal source of operating cash flows is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We normally fund our operations from cash balances and cash flow generated from operations. Additionally, we have maintained a revolving line of credit with Wells Fargo Bank, N.A. pursuant to the terms of the credit agreement dated March 1, 2018, as amended to date. On November 30, 2024, we entered into a sixth amendment to the credit agreement with Wells Fargo Bank, N.A., and also executed a new revolving line of credit note pursuant to the amendment. Under the terms of this amendment and the revolving line of credit note, we may borrow up to $7,500 from time to time up to November 30, 2025. As of November 1, 2024, we had $1,084 of current debt on equipment loans, $61,536 of net working capital and $7,500 available under our revolving line of credit with Wells Fargo Bank, N.A. Refer to Note 5 to the Consolidated Financial Statements and the “Revolving Credit Facility” and “Loan Covenants” included within this Report for further information. The Company was in compliance with all loan covenants as of November 1, 2024.

All of our operating segments have been impacted by inflation, including higher costs for labor, freight and specific materials related to product manufacturing and delivery through fiscal year 2024. Additionally, commodity costs, including meat and flour costs, have and may continue to fluctuate due to both political and economic conditions, including the ongoing conflict between Ukraine and Russia. Despite higher commodity costs like we experienced in fiscal year 2024, we may not be able to increase our product prices in a timely manner or sufficiently to offset such increased commodity or other costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept a price increase. Instances of higher interest rates, general price inflation or deflation, raw materials costs, labor shortages or supply chain issues could adversely affect the Company’s financial results and its liquidity. Higher product prices and promotions could potentially lower demand for our product and decrease volume. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans and the performance of operating divisions and economic conditions of capital markets. If we are unable to increase liquidity through mortgaging real estate or additional borrowing, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. With the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity or exercise a portion of the line of credit to operate our business for at least the next twelve months. We will continue to monitor the impact of inflation and interest rate volatility on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

Cash flows (used in) provided by operating activities:

	November 1, 2024 (52 Weeks)	November 3, 2023 (53 Weeks)

Net (loss) income	$(3,381)	$3,474
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,540	6,558
(Recoveries on) provision for losses on accounts receivable	(126)	147
Provision for (reduction in) promotional allowances	307	(679)
Loss on sale of property, plant and equipment	146	161
Deferred income taxes, net	(720)	(631)
Changes in assets and liabilities	(3,263)	(5,045)
Net cash (used in) provided by operating activities	$(497)	$3,985

For the fifty-two weeks ended November 1, 2024, net cash used in operating activities was $497, a decrease of $4,482 in cash flows compared to the fifty-three weeks ended November 3, 2023. The decrease in net cash provided by operating activities primarily relates to a net loss of $3,381, an increase in refundable income taxes of $1,240 and an increase of other non-current assets of $3,320, partially offset by a decrease in inventory of $7,235 due to selling down inventory finished goods to adjust to lower consumer demand. During fiscal year 2024, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 84 days for the fifty-two weeks ended November 1, 2024, and 83 days for the fifty-three weeks ended November 3, 2023.

For the fifty-three weeks ended November 3, 2023, net cash provided by operating activities was $3,985. The result was primarily related to net income of $3,474 and a reduction in accounts receivable of $6,480, partially offset by a decrease in accounts payable of $6,457 and lower non-current liabilities of $1,836. During fiscal year 2023, we did not contribute towards our defined benefit pension plan.

Cash flows used in investing activities:

	November 1, 2024 (52 Weeks)	November 3, 2023 (53 Weeks)
Proceeds from sale of property, plant and equipment	$69	$227
Additions to property, plant and equipment	(3,902)	(2,603)
Net cash used in investing activities	$(3,833)	$(2,376)

Additions to property, plant and equipment include the acquisition of equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. In general, we capitalize the cost of additions and improvements and expense the cost for repairs and maintenance. We may also capitalize costs related to improvements that extend the life, increase the capacity, or improve the efficiency of existing machinery and equipment. Specifically, capitalization of upgrades of facilities to maintain operating efficiency include acquisitions of machinery and equipment used on packaging lines and refrigeration equipment used to process food products.

The table below highlights the additions to property, plant and equipment for the fifty-two and fifty-three weeks ended:

	November 1, 2024 (52 Weeks)	November 3, 2023 (53 Weeks)
Building and leasehold improvements	$-	$192
Furniture and fixture	92	-
Temperature control	-	-
Processing equipment	215	506
Packaging lines	2,595	205
Vehicles for sales and/or delivery	2,372	1,390
Quality control and communication systems	-	66
Computer software and hardware	345	-
Forklifts	52	39
Change in projects in process	(1,769)	205
Additions to property, plant and equipment	$3,902	$2,603

Expenditures for additions to property, plant and equipment during the fifty-two weeks ended November 1, 2024, include projects in process of $755 related to the production facilities in Chicago and Statesville.

Cash flows used in financing activities:

	November 1, 2024 (52 Weeks)	November 3, 2023 (53 Weeks)
Payment of capital lease obligations	$(103)	$(1,151)
Repayments of bank borrowings	(1,045)	(1,083)
Net cash used in financing activities	$(1,148)	$(2,234)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we were authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of the end of fiscal year 2024, 120,113 shares remained authorized for repurchase under the program.

The Company leased three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks would have expired in fiscal year 2025. We returned one long-haul truck on June 22, 2023, for a loss of $12 and returned remaining two long-haul trucks on July 11, 2024, for a loss of $90, in an effort to reduce the overall cost of delivering products as we transitioned deliveries to common carriers. All long-haul trucks under this lease agreement have been returned as of November 1, 2024. The Company leased one box truck for a market value of $27 on April 17, 2023, and that lease term is two years.

The Company leased one refrigerated truck received on May 10, 2024, for a net present value of $166. The seven-year lease for this truck will expire in fiscal year 2031. Amortization of equipment as a finance lease was $44 during the fifty-two weeks ended November 1, 2024.

Equipment Note Payable

The following table reflects major components of our line of credit and borrowing agreements as of November 1, 2024, and November 3, 2023, respectively.

	November 1, 2024	November 3, 2023

Revolving credit facility	$-	$-
Equipment notes:
3.68% note due 04/16/27, out of lockout 04/17/22	2,786	3,831
Total debt	2,786	3,831
Less current debt	(1,084)	(1,045)
Total long-term debt	$1,702	$2,786

Revolving Credit Facility

On November 30, 2023, we entered into a fifth amendment to the credit agreement with Wells Fargo Bank, N.A. dated March 1, 2018, as amended, and also executed a revolving line of credit note pursuant to the amendment. The revolving line of credit note replaces the existing note that expired by its terms on November 30, 2023. Under the terms of this amendment and the revolving line of credit note, we may borrow up to $7,500 from time to time up to November 30, 2024, at an interest rate equal to (a) the daily simple secured overnight financing rate plus 2.0%, or if unavailable, (b) the prime rate, in each case as determined by the bank. The line of credit has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on November 30, 2024. Refer to Subsequent Events under Note 1 to the Consolidated Financial Statements included within this Report for further information.

Loan Covenants

The Wells Fargo Loan Agreements and the credit agreement contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loans. Material financial covenants are listed below, and the capitalized terms are defined in the applicable agreements:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.0 to 1.0 at each fiscal quarter end,
●	Quick Ratio not less than 1.25 to 1.0 at each fiscal quarter end,
●	Fixed Charge Coverage Ratio not less than 1.25 to 1.0 at each fiscal quarter end.

As of November 1, 2024, the Company was in compliance with all covenants under the Wells Fargo Loan Agreements and the credit agreement.

Aggregate contractual maturities of debt in future fiscal years are as follows as of November 1, 2024:

Fiscal Years	Debt Payable
2025	$1,084
2026	$1,124
2027	$578

Impact of Inflation

Our operating results are heavily dependent upon the prices paid for raw materials. The marketing of our value-added products does not lend itself to instantaneous changes in selling prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. All of our operating segments have been impacted by inflation, including higher costs for labor, freight, and specific materials. We expect this trend to continue through fiscal year 2025. Management is of the opinion that the Company’s financial position and its capital resources are sufficient to provide for its operating needs and capital expenditures for fiscal year 2025. However, future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements within the meaning of Item 303(b) of Regulation S-K.

Contractual Obligations

Except as described above, we had no other debt or other contractual obligations within the meaning of Item 303(b) of Regulation S-K, as of November 1, 2024.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts not originally estimated. We record promotions, returns allowances, bad debt and inventory allowances based on recent and historical trends. Management believes its current estimates are reasonable and based on the best information available at the time. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.

Disclosure concerning our policies on credit risk, revenue recognition, cash surrender or contract value for life insurance policies, deferred income tax and the recoverability of our long-lived assets are provided in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in this Report.

Recently Issued Accounting Pronouncements and Regulations

Various accounting standard-setting bodies have been active in soliciting comments and issuing statements, interpretations, and exposure drafts. For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements included within this Report.

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

Management assessed the effectiveness of our internal control over financial reporting for our fiscal year ended November 1, 2024. Based on management’s assessment and the above-referenced criteria, management believes that the internal control over financial reporting was effective as of November 1, 2024.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the last quarter of fiscal year ended November 1, 2024 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Insider Trading Policies and Procedures

The Company has an insider trading policy and procedures governing the purchase, sale and/or other dispositions of the Company’s securities that applies to all directors, officers, employees and certain other persons. It is also the Company’s policy to take appropriate steps to comply with applicable federal and state securities laws and regulations, as well as applicable stock exchange listing standards, when the Company engages in transactions in the Company’s securities. The Company believes that its insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Report.

The remaining information required by this item will be included in our definitive proxy statement on Schedule 14A related to our 2025 annual meeting of stockholders (the “Proxy Statement), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of our fiscal year ended November 1, 2024, and is incorporated herein by reference.

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

(3) Exhibits

(a) The exhibits below are filed herewith or incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Articles of Incorporation, as amended.	10-K	000-02396	3.4	01/18/19
3.2	Amended and Restated Bylaws.	10-K/A	000-02396	3.7	02/09/18
4.1	Description of Capital Stock of the Registrant	10-K	000-02396	4.1	01/15/21
10.1*	Bridgford Foods Corporation Defined Benefit Pension Plan.	10-K	000-02396	10.1	01/18/19
10.2*	Bridgford Foods Corporation Supplemental Executive Retirement Plan.	10-K	000-02396	10.2	01/18/19
10.3*	Bridgford Foods Corporation Deferred Compensation Savings Plan.	10-K	000-02396	10.3	01/18/19
10.4*	Consulting Agreement, dated August 12, 2019, between the Registrant and Allan L. Bridgford Sr.	8-K	000-02396	10.1	08/16/19
10.5	Purchase and Sale Agreement dated March 16, 2020 between Bridgford Food Processing Corporation and CRG Acquisition, LLC.	8-K	000-02396	10.1	03/19/20
10.6*	Consulting Agreement dated February 2, 2023, between the Registrant and Raymond F. Lancy.	8-K	000-02396	10.1	02/02/23
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Registrant.	10-K	000-02396	21.1	01/15/21
24.1	Power of Attorney (included as part of the signature page).					X
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).
97.1*	Clawback and Forfeiture Policy					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101).

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.
**	Each of these Exhibits is furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION

By:	/s/ MICHAEL W. BRIDGFORD
Michael W. Bridgford
Chairman of the Board

Date: January 29, 2025

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

Signature	Title	Date

/s/ MICHAEL W. BRIDGFORD	Chairman of the Board (Principal Executive Officer)	January 29, 2025
Michael W. Bridgford

/s/ CINDY MATTHEWS-MORALES	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 29, 2025
Cindy Matthews-Morales

/s/ RAYMOND F. LANCY	Director	January 29, 2025
Raymond F. Lancy

/s/ BARON R. H. BRIDGFORD II	President	January 29, 2025
Baron R. H. Bridgford II

/s/ ALLAN L. BRIDGFORD SR.	Director	January 29, 2025
Allan L. Bridgford Sr.

/s/ WILLIAM L. BRIDGFORD	Vice President and Director	January 29, 2025
William L. Bridgford

/s/ JOHN V. SIMMONS	Vice President and Director	January 29, 2025
John V. Simmons

/s/ TODD C. ANDREWS	Director	January 29, 2025
Todd C. Andrews

/s/ D. GREGORY SCOTT	Director	January 29, 2025
D. Gregory Scott

/s/ KEITH A. ROSS	Director	January 29, 2025
Keith A. Ross

/s/ MARY SCHOTT	Director	January 29, 2025
Mary Schott

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bridgford Foods Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation and its subsidiaries (the “Company”) as of November 1, 2024, and November 3, 2023, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows, for each of the fiscal years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 1, 2024 and November 3, 2023, and the results of its operations and its cash flows for each of the two fiscal years in the period ended November 1, 2024 and November 3, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of management’s processes and controls over calculating the reserves for promotional allowances, including understanding relevant significant inputs and assumptions.
●	Performing substantive analytical procedures surrounding the reserves for promotional allowances by performing an independent calculation of the allowance by using historical data and assumptions.
●	Evaluating the reasonableness of key inputs and assumptions relevant to the reserve for promotional allowances, including contractual pricing and rebate arrangements with customers and historical allowance data, which were compared to source documents, and performed sensitivity analysis over key inputs and significant assumptions.
●	Testing the accuracy, completeness, validity of the underlying data used in schedules calculating the reserve for promotional allowances.
●	Considered transactions submitted by customers subsequent to year end.
●	Review of applicable disclosures.

We have served as the Company’s auditor since 2009.

/s/ Baker Tilly US, LLP

Irvine, California
January 29, 2025

BRIDGFORD FOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of November 1, 2024, and November 3, 2023

(in thousands, except share and per share amounts)

	November 1, 2024	November 3, 2023
ASSETS
Current assets:
Cash and cash equivalents	$10,230	$15,708
Accounts receivable, less allowance for doubtful accounts of $110 and $248, respectively, and promotional allowances of $2,399 and $2,093, respectively	30,404	28,593
Inventories, net	33,338	40,573
Refundable income taxes	3,408	2,168
Prepaid expenses and other current assets	609	435
Total current assets	77,989	87,477

Property, plant and equipment, net of accumulated depreciation and amortization of $77,160 and $73,397, respectively	64,634	67,487
Other non-current assets	14,731	12,034
Total assets	$157,354	$166,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,672	$7,201
Accrued payroll, advertising, and other expenses	6,323	6,404
Income taxes payable	274	256
Current notes payable – equipment	1,084	1,045
Current right-of-use leases payable	1,098	1,120
Other current liabilities	2,002	1,955
Total current liabilities	16,453	17,981

Long-term notes payable – equipment, bridge loan and revolving credit facility	1,702	2,786
Deferred income taxes, net	7,622	8,342
Lont-term right of use leases payable	2,235	2,450
Executive retirement plans and other non-current liabilities	1,206	5,904
Total long-term liabilities	12,765	19,482
Total liabilities	29,218	37,463

Contingencies and commitments (Notes 3, 5 and 6)

Shareholders’ equity:
Preferred stock, without par value; Authorized - 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; Authorized - 20,000,000 shares; issued and outstanding – 9,076,832 shares	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	119,411	122,792
Accumulated other comprehensive loss	(8,707)	(10,689)
Total shareholders’ equity	128,136	129,535
Total liabilities and shareholders’ equity	$157,354	$166,998

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended November 1, 2024, and November 3, 2023

(in thousands, except share and per share amounts)

	November 1, 2024	November 3, 2023
	(52 Weeks)	(53 Weeks)

Net sales	$223,645	$251,636

Cost of products sold	167,317	181,279

Gross margin	56,328	70,357

Selling, general and administrative expenses	62,449	65,567

Loss on sale of property, plant and equipment	146	161

Operating (loss) income	(6,267)	4,629

Other income (expense)
Interest expense	(429)	(579)
Cash surrender value gain	2,004	445
Total other income (expense)	1,575	(134)

(Loss) income before taxes	(4,692)	4,495

(Benefit on) provision for income taxes	(1,311)	1,021

Net (loss) income	$(3,381)	$3,474

Basic (loss) earnings per share	$(0.37)	$0.38

Shares used to compute basic (loss) earnings per share	9,076,832	9,076,832

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the fiscal years ended November 1, 2024, and November 3, 2023

(in thousands)

	November 1, 2024	November 3, 2023
	(52 Weeks)	(53 Weeks)
Net (loss) income	$(3,381)	$3,474
Other comprehensive income from defined benefit plans	3,112	1,255
Other postretirement benefit plans:
Actuarial loss	(641)	(1,229)
Other comprehensive loss from other postretirement benefit plans, net	(641)	(1,229)

Other comprehensive income, before taxes	2,471	26

Tax benefit on other comprehensive income	(489)	(290)

Change in other comprehensive income, net of tax	1,982	(264)

Comprehensive (loss) income, net of tax	$(1,399)	$3,210

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the fiscal years ended November 1, 2024, and November 3, 2023

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 28, 2022	9,076	$9,134	$8,298	$119,318	$(10,425)	$126,325
Net income	-	-	-	3,474	-	3,474
Net change in defined benefit plans and other benefit plans, net of tax	-	-	-	-	(264)	(264)
Balance, November 3, 2023	9,076	$9,134	$8,298	$122,792	$(10,689)	$129,535
Net loss	-	-	-	(3,381)	-	(3,381)
Net change in defined benefit plans and other benefit plans, net of tax	-	-	-	-	1,982	1,982
Balance, November 1, 2024	9,076	$9,134	$8,298	$119,411	$(8,707)	$128,136

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended November 1, 2024, and November 3, 2023

(in thousands)

	November 1, 2024	November 3, 2023
	(52 Weeks)	(53 Weeks)

Cash flows from operating activities:
Net (loss) income	$(3,381)	$3,474
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,540	6,558
(Recoveries on) provision for losses on accounts receivable	(126)	147
Provision for (reduction in) promotional allowances	307	(679)
Loss on sale of property, plant and equipment	146	161
Deferred income taxes, net	(720)	(631)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,992)	6,480
Inventories, net	7,235	(40)
Refundable income taxes	(1,240)	(967)
Prepaid expenses and other current assets	(173)	(114)
Other non-current assets	(3,321)	(444)
Accounts payable	(1,529)	(6,457)
Accrued payroll, advertising and other expenses	(81)	(1,449)
Income taxes payable	18	32
Other current liabilities	47	(879)
Executive retirement plans and other non-current liabilities	(2,227)	(1,207)
Net cash (used in) provided by operating activities	(497)	3,985
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	69	227
Additions to property, plant and equipment	(3,902)	(2,603)
Net cash used in investing activities	(3,833)	(2,376)
Cash flows from financing activities:
Payment of financing lease obligations	(103)	(1,151)
Repayments of bank borrowings	(1,045)	(1,083)
Net cash used in financing activities	(1,148)	(2,234)
Net decrease in cash and cash equivalents	(5,478)	(625)

Cash and cash equivalents and restricted cash at beginning of year	15,708	16,333
Cash and cash equivalents and restricted cash at end of year	$10,230	$15,708

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,365	$2,587
Cash paid for interest	$429	$579

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share amounts, time periods, ratios and percentages)

NOTE 1 - The Company and Summary of Significant Accounting Policies:

Bridgford Foods Corporation (collectively with its subsidiaries, “Bridgford”, the “Company”, “we”, “our”) was organized in 1952. We originally began operations in 1932 as a retail meat market in San Diego, California and evolved into a meat wholesaler for hotels and restaurants, a distributor of frozen food products, a processor and packer of meat, and a manufacturer and distributor of frozen food products for sale on a retail and wholesale basis. We, including our subsidiaries, are primarily engaged in the manufacturing, marketing, and distribution of an extensive line of frozen, refrigerated, and snack food products throughout the United States.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All inter-company transactions and balances have been eliminated.

Use of estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the respective reporting periods. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of macroeconomic factors, including inflation, changes in interest rates, changes in commodity pricing, changes in discretionary spending, and recessionary concerns, on its business and operations. Although the full impact of these factors is unknown, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, actual results could differ from those estimates. Amounts estimated related to liabilities for pension benefits, self-insured workers’ compensation and employee healthcare benefits are subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which may vary from current estimates. Other areas with underlying estimates include realization of deferred tax assets, cash surrender or contract value of life insurance policies, promotional allowances and the allowance for doubtful accounts and inventory reserves. Management believes its current estimates are reasonable and based on the best information available at the time. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.

Subsequent events

Management has evaluated events subsequent to November 1, 2024, through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

On November 30, 2024, we entered into a sixth amendment to the credit agreement with Wells Fargo Bank, N.A. dated March 1, 2018, as amended, and also executed a revolving line of credit note pursuant to the amendment. The revolving line of credit note replaces the existing note that expired by its terms on November 30, 2024. Under the terms of this amendment and the revolving line of credit note, we may borrow up to $7,500 from time to time up to November 30, 2025, at an interest rate equal to (a) the daily simple secured overnight financing rate plus 2.0%, or if unavailable, (b) the prime rate, in each case as determined by the bank. The line of credit has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on November 30, 2025.

 Based on management’s review, no other material subsequent events were identified that require adjustment to the consolidated financial statements or additional disclosure.

Accounts Receivable

Accounts receivables are recorded at net realizable value. The value is presented net of allowance for doubtful accounts and promotional incentives. Our accounts receivable consists mainly of trade receivables from customer sales. We evaluate the collectability of our accounts receivable based on several factors. The provision for doubtful accounts receivable is based on historical trends and current collectability risk. Our provision for doubtful accounts was $110 and $248 as of November 1, 2024, and November 3, 2023, respectively.

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

Sales to Wal-Mart® comprised 27.8% of revenues in fiscal year 2024 and 25.4% of total accounts receivable was due from Wal-Mart® as of November 1, 2024. Sales to Wal-Mart® comprised 29.1% of revenues in fiscal year 2023 and 26.5% of total accounts receivable was due from Wal-Mart® as of November 3, 2023. Sales to Dollar General® comprised 14.2% of revenues in fiscal year 2024 and 20.2% of total accounts receivable was due from Dollar General® as of November 1, 2024. Sales to Dollar General® comprised 16.3% of revenues in fiscal year 2023 and 20.5% of total accounts receivable was due from Dollar General® as of November 3, 2023.

Business segments

The Company and its subsidiaries operate in two business segments - the processing and distribution of frozen foods products, and the processing and distribution of snack food products. See Note 7 Segment Information for further information.

Fiscal year

We maintain our accounting records on a 52-53-week fiscal basis ending on the Friday closest to October 31. As part of the regular accounting cycle, fiscal year 2024 included 52 weeks and fiscal year 2023 included 53 weeks.

Revenues

The Company recognizes revenue for the sale of the product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment, pickup or delivery to a customer based on terms of the sale. Contracts with customers are typically short-term in nature with completion of a single performance obligation. Product is sold to foodservice, retail, institutional and other distribution channels. Products are delivered to customers primarily through our own long-haul fleet, common carrier or through a Company owned direct store delivery system. These delivery costs, $7,460 and $7,190 for fiscal years 2024 and 2023, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Shipping and handling that occurs after the customer has obtained control of the product is recorded as a fulfillment cost rather than an additional assured service. Costs paid to third party brokers to obtain contracts are recognized as part of selling expenses. Other sundry items in context of the contract are also recognized as selling expense. Any taxes collected on behalf of the government are excluded from net revenue.

We record revenue at the transaction price which is measured as the amount of consideration we anticipate to receive in exchange for providing product to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for fiscal years 2024 and 2023 were $19,746 and $17,256, respectively.

Advertising expenses

Advertising and other promotional expenses are recorded as selling, general and administrative expenses. Advertising expenses for fiscal years 2024 and 2023 were $2,613 and $2,822, respectively.

Cash and cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills. Cash and cash equivalents totaled $10,230 as of November 1, 2024 all of which were held at Wells Fargo Bank N.A., except for $1,000 with Bank of America. Cash and cash equivalents totaled $15,708 as of November 3, 2023 all of which were held at Wells Fargo Bank N.A.

Restricted cash

The Company had no restricted cash as of November 1, 2024 and November 3, 2023.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or non-recurring basis for the fiscal years ended November 1, 2024, and November 3, 2023, except for pension plan investments (See Note 3 – Retirement and Other Benefit Plans).

Inventories

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any excess or obsolete inventories to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. The Company recorded a net realizable value reserve of $1,467 and $513 at November 1, 2024 and November 3, 2023, respectively, after determining that the market value on some meat products was less than the costs associated with completion and sale of the product.

Property, plant, and equipment

Property, plant, and equipment are carried at cost less accumulated depreciation. Major renewals and improvements are charged to the asset accounts while the cost of maintenance and repairs is charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is credited or charged to income. Depreciation is computed on a straight-line basis over 10 to 20 years for buildings and improvements, 5 to 10 years for machinery and equipment, and 3 to 5 years for transportation equipment. We built a processing plant from the ground up and as such have attributed long useful lives accordingly to these types of assets employed at the new facility in Chicago. The Company incurred interest costs of $429 and $579 for fiscal year 2024 and 2023, respectively, all of which were recorded as interest expense in relation to equipment at the production facility in Chicago.

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

Finance lease assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization. The Company’s leases of a box truck used in its Frozen Food Products segment qualify as finance leases. Finance lease liabilities are recorded under other liabilities. Operating leases are recorded as ROU assets under property, plant and equipment and the corresponding liability is recorded under other liabilities. The consolidated balance sheets reflect both the current and long-term obligation. The classification as a finance or operating lease determines whether the recognition, measurement and presentation of expenses and cash flows are considered operating or financing.

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

Stock-based compensation

We measure and recognize compensation expenses for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. We have not issued, awarded, granted, or entered into any stock-based payment agreements since April 29, 1999, and no such expense was recognized in fiscal years 2024 and 2023.

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

NOTE 2 - Composition of Certain Financial Statement Captions:

	November 1, 2024	November 3, 2023
Inventories, net:
Meat, ingredients, and supplies	$10,314	$12,244
Work in process	2,633	1,507
Finished goods	20,391	26,822
	$33,338	$40,573

Prepaid expenses and other current assets
Prepaid insurance	84	274
Prepaid other	525	161
	$609	$435
Property, plant and equipment, net:
Land	$3,799	$3,799
Buildings and improvements	24,148	24,173
Machinery and equipment	99,417	97,554
Finance leased trucks	166	355
Transportation equipment	11,127	10,078
Right of use assets	2,383	3,515
Construction in process	754	1,410
	141,794	140,884
Accumulated depreciation and amortization	(77,160)	(73,397)
	$64,634	$67,487

Other non-current assets:
Cash surrender value benefits	$14,032	$12,029
Other	699	5
	$14,731	$12,034
Accrued payroll, advertising, and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$5,112	$4,610
Accrued advertising and broker commissions	386	732
Property taxes	431	444
Other	394	618
	$6,323	$6,404

Other current liabilities (Notes 3 and 6):
Executive retirement plans	$333	$249
Incentive compensation	1,531	1,582
Finance lease obligation	62	62
Customer deposits	39	26
Postretirement healthcare benefits	37	36
	$2,002	$1,955

Executive retirement plans and other non-current liabilities (Note 3):
Defined benefit retirement plan	$(5,212)	$(1,885)
Incentive compensation	735	2,266
Finance lease obligation	162	28
Postretirement healthcare benefits	5,521	5,495
	$1,206	$5,904

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

Net pension income consisted of the following:

	November 1, 2024	November 3, 2023
	(52 Weeks)	(53 Weeks)
Service cost	$56	$57
Interest cost	2,813	2,688
Expected return on plan assets	(3,433)	(3,439)
Amortization of unrecognized loss	349	615
Net pension income	$(215)	$(79)

Net pension costs and benefit obligations are determined using assumptions as of the beginning of each fiscal year.

Weighted average assumptions for each fiscal year are as follows:

	November 1, 2024	November 3, 2023
Discount rate	5.16%	5.96%
Rate of increase in salary levels	N/A	N/A
Expected return on plan assets	5.00%	7.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	November 1, 2024	November 3, 2023
	(52 Weeks)	(53 Weeks)
Change in plan assets:
Fair value of the plans’ assets - beginning of year	$50,685	$50,649
Actual return on the plans’ assets	10,208	2,394
Benefits paid	(2,574)	(2,358)
Fair value of the plans’ assets - end of year	$58,319	$50,685
Change in benefit obligations:
Benefit obligations - beginning of year	$48,800	$50,098
Service cost	56	57
Interest cost	2,813	2,688
Actuarial gain (loss)	4,012	(1,686)
Benefits paid	(2,574)	(2,357)
Benefit obligations - end of year	53,107	48,800
Funded status of the plans	5,212	1,885
Unrecognized net actuarial loss	4,103	7,216
Net amount recognized	$9,315	$9,101

We perform an internal rate of return analysis when making the discount rate selection. The discount rates were based on FTSE Pension Discount Curve (formerly Citibank) as of November 1, 2024, and November 3, 2023, respectively.

The plans’ assets are primarily invested in marketable equity securities, corporate and government debt securities, and the assets are administered by an investment management company. The plans’ long-term return on assets is based on the weighted average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. No expected employer contribution to the plans in fiscal year 2025 is planned.

For fiscal year 2024, our actuary used mortality tables from the Pri-2012 Total Dataset Mortality Table with MP-2021 Scaling. The expected rate of return on the plans’ assets was 5.00% and 7.00% effective for fiscal years 2024 and 2023, respectively.

On May 22, 2024, we transitioned our pension plan assets held with Morgan Stanley Smith Barney LLC to align with our updated investment policy statement to shift away from equities to fixed income. This derisking strategy helps establish a basis for our investment results as well as helping to ensure that assets of the Plan are managed in accordance with the Employment Retirement Income Security Act of 1974 (“ERISA”) and regulations pertaining thereto.

The actual and target allocation for the plans’ assets are as follows:

Asset Class	2024	Target Asset Allocation	2023	Target Asset Allocation
Large Cap Equities	9.3%	8.0%	21.7%	23.0%
Mid Cap Equities	0.0%	0.0%	0.0%	0.0%
Small Cap Equities	2.4%	2.0%	9.5%	9.0%
International (equities only)	4.1%	5.0%	26.9%	27.0%
Fixed Income	84.0%	83.0%	36.0%	37.0%
Cash and other	0.2%	2.0%	5.9%	4.0%
Total	100.0%	100.0%	100.0%	100.0%

The fair value of our pension plans’ assets as of November 1, 2024, and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	2024
	Level 1	Level 2	Level 3	Total

Total plan assets	$58,319	-	-	$58,319

The fair value of our pension plans’ assets as of November 3, 2023, and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	2023
	Level 1	Level 2	Level 3	Total

Total plan assets	$50,685	-	-	$50,685

Expected payments for pension benefits are as follows:

Fiscal Years	Pension Benefits
2025	$3,439
2026	$3,529
2027	$3,619
2028	$3,669
2029	$3,700
2030-2034	$18,645

Executive Retirement Plans

Non-Qualified Deferred Compensation

Effective January 1, 1991, we adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. We contribute an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination, or attainment of retirement age. No benefit expense was recorded under this plan for fiscal years 2024 and 2023.

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

Benefits payable related to these plans and included in the accompanying consolidated financial statements were $5,046 and $4,994 as of November 1, 2024, and November 3, 2023, respectively. The benefit payable is recorded as $333 and $249 under current liabilities and $4,713 and $4,745 under non-current liabilities as of November 1, 2024, and November 3, 2023, respectively. In connection with these arrangements, we are the beneficiary of life insurance policies on the lives of certain key employees and retirees. The aggregate cash surrender value of these policies, included in non-current assets, was $14,032 and $12,029 as of November 1, 2024, and November 3, 2023, respectively. The net periodic pension income was $109 and $1,057 for fiscal year 2024 and 2023, respectively, caused by the change in pension discount rate between years.

Expected payments for executive postretirement benefits are as follows:

Fiscal Years	Executive Postretirement Benefits
2025	$533
2026	$533
2027	$533
2028	$532
2029	$522
2030-2033	$2,581

Incentive Compensation Plan for Certain Key Executives

We provide an incentive compensation plan for certain key executives, which is based upon our pretax income. The payment of these amounts is generally deferred over three or five-year periods. The total amount payable related to this arrangement was $2,267 and $3,848 as of November 1, 2024, and November 3, 2023, respectively. Future payments are approximately $1,531, $694, $33 and $9 for fiscal years 2025 through 2028, respectively.

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

Net periodic postretirement healthcare cost (benefit) consisted of the following:

	November 1, 2024	November 3, 2023
	(52 Weeks)	(53 Weeks)
Interest cost	$38	$22
Amortization of actuarial gain	(12)	(17)
Service cost	8	4
Net periodic postretirement healthcare cost	$34	$9

Weighted average assumptions for the fiscal years ended November 1, 2024, and November 3, 2023, are as follows:

	2024	2023
Discount rate	5.16%	5.96%
Medical trend rate next year	7.00%	7.50%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2028	2028

The table below shows the estimated effect of a 1% increase in healthcare cost trend rate on the following:

	2024	2023
Interest cost plus service cost	$9	$5
Accumulated postretirement healthcare obligation	$156	$106

The table below shows the estimated effect of a 1% decrease in healthcare cost trend rate on the following:

	2024	2023
Interest cost plus service cost	$(7)	$(4)
Accumulated postretirement healthcare obligation	$(122)	$(84)

The healthcare obligation and funded status of this plan as of the fiscal years ended are as follows:

	2024	2023
Change in accumulated postretirement healthcare obligation:
Healthcare obligation - beginning of year	$649	$426
Interest cost	38	22
Service cost	9	3
Actuarial gain (loss)	180	230
Benefits paid	(34)	(32)
Healthcare obligation – end of year	$842	$649

Funded status of the plans	842	649
Unrecognized net actuarial (loss) gain	(13)	33
Unrecognized amounts recorded in other comprehensive income	13	(33)
Postretirement healthcare liability	$842	$649

Expected payments for the postretirement benefits are as follows:

Fiscal Years	Postretirement Healthcare Benefits
2025	$38
2026	$38
2027	$39
2028	$39
2029-2033	$191

401(K) Plan for Sales, Administrative, Supervisory and Certain Other Employees

During the fiscal year ended November 3, 2006, we implemented a qualified 401(K) retirement plan (the “401K Plan”) for our sales, administrative, supervisory, and certain other employees. During fiscal years 2024 and 2023, we made total employer contributions to the 401K Plan in the amounts of $783 and $887, respectively.

NOTE 4 - Income Taxes:

The (benefit on) provision for income taxes include the following:

	November 1, 2024	November 3, 2023
	(52 Weeks)	(53 Weeks)
Current:
Federal	$(1,163)	$1,660
State	1,196	(8)
	33	1,652
Deferred:
Federal	(1,222)	(530)
State	(122)	(101)
	(1,344)	(631)
Total (benefit on) provision for income taxes	$(1,311)	$1,021

The total tax benefit differs from the expected amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	November 1, 2024	November 3, 2023
	(52 Weeks)	(53 Weeks)
(Benefit on) provision for federal income taxes at the applicable statutory rate	$(985)	$944
Increase (decrease) in provision resulting from state income taxes, net of federal income tax benefit	(16)	(86)
Non-taxable life insurance gain	(421)	(93)
Other, net	111	256
(Benefit on) provision for income taxes	$(1,311)	$1,021

Deferred income taxes result from differences in the basis of assets and liabilities for tax and accounting purposes.

	November 1, 2024	November 3, 2023
Receivables allowance	$29	$64
Returns allowance	134	167
Inventory packaging reserve	677	299
Inventory overhead capitalization	314	571
Employee benefits	790	726
Other	218	(30)
State taxes payable (receivable)	226	232
Incentive compensation	595	824
Pension and health care benefits	77	924
Depreciation	(12,069)	(12,342)
Net operating loss carry-forward and credits	1,721	322
Right of use assets	(235)	-
Valuation allowance established against state NOL	(99)	(99)
Deferred income taxes, net	$(7,622)	$(8,342)

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

As of November 1, 2024, the Company did not have any valuation allowance against its federal net deferred tax assets. Management reevaluated the need for a valuation allowance at the end of 2023 and determined that some of its California NOL may not be utilized. Therefore, a valuation allowance of $99 has been retained for such portion of the California NOL.

As of November 1, 2024, the Company had net operating loss carryforwards of approximately $5,000 for federal and $12,800 for state purposes.

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

As of November 1, 2024, we have provided a liability of $349 to unrecognized tax benefits related to various federal and state income tax matters. $76 of this liability will reduce our effective income tax rate if the asset is recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

As of November 3, 2023, we have provided a liability of $331 to unrecognized tax benefits related to various federal and state income tax matters. None of this liability will reduce our effective income tax rate if the asset is recognized in future reporting periods.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	November 1, 2024	November 3, 2023
	(52 Weeks)	(53 Weeks)

Balance at beginning of year	$331	$299
Additions based on tax positions related to the current year	-	16
Additions for tax positions of prior years	18	16

Balance at end of year	$349	$331

We recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of November 1, 2024, we had approximately $61 in accrued interest and penalties which is included as a component of the $349 unrecognized tax benefit noted above.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal year ended October 29, 2021, through November 3, 2023.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 30, 2020, through November 3, 2023.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 5 - Line of Credit and Borrowing Agreements:

The following table reflects major components of our revolving credit facility and borrowing agreements as of November 1, 2024, and November 3, 2023, respectively.

	November 1, 2024	November 3, 2023

Revolving credit facility	$-	$-
Equipment notes:
3.68% note due 04/16/27, out of lockout 04/17/22	2,786	3,831
Total debt	2,786	3,831
Less current debt	(1,084)	(1,045)
Total long-term debt	$1,702	$2,786

Revolving Credit Facility

On November 30, 2023, we entered into a fifth amendment to the credit agreement with Wells Fargo Bank, N.A. dated March 1, 2018, as amended, and also executed a revolving line of credit note pursuant to the amendment. The revolving line of credit note replaces the existing note that expired by its terms on November 30, 2023. Under the terms of this amendment and the revolving line of credit note, we may borrow up to $7,500 from time to time up to November 30, 2024, at an interest rate equal to (a) the daily simple secured overnight financing rate plus 2.0%, or if unavailable, (b) the prime rate, in each case as determined by the bank. The line of credit has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on November 30, 2024. Refer to Subsequent Events under Note 1 to the Consolidated Financial Statements included within this Report for further information.

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

Loan Covenants

The Wells Fargo Loan Agreements and the credit agreement contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loans. The main financial covenants are listed below:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.0 to 1.0 at each fiscal quarter end,
●	Quick Ratio not less than 1.25 to 1.0 at each fiscal quarter end,
●	Fixed Charge Coverage Ratio not less than 1.25 to 1.0 at the end of each fiscal quarter end.

As of November 1, 2024, the Company was in compliance with all covenants under the Wells Fargo Loan Agreements and the credit agreement.

Aggregate contractual maturities of debt in future fiscal years are as follows as of November 1, 2024.

Fiscal Years	Debt Payable
2025	$1,084
2026	$1,124
2027	$578

 NOTE 6- Contingencies and Commitments:

The Company leases warehouse and/or office facilities throughout the United States through month-to-month rental agreements. In the case of month-to-month lease or rental agreements with terms of 12 months or less, the Company made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. For further information regarding our lease accounting policy, please refer to Note 1 – The Company and Summary of Significant Accounting Policies – Leases.

The Company leased three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks would have expired in fiscal year 2025. We returned one long-haul truck on June 22, 2023, for a loss of $12 and returned two long-haul trucks on July 11, 2024, for a loss of $90, in an effort to reduce the overall cost of delivering products. All long-haul trucks under this lease agreement have been returned as of November 1, 2024. The Company leased one box truck for a market value of $27 on April 17, 2023, and that lease term is two years.

The Company leased one refrigerated truck received on May 10, 2024, for a net present value of $166. The seven-year lease for this truck will expire in fiscal year 2031. Amortization of equipment as a finance lease was $44 during the fifty-two weeks ended November 1, 2024.

The Company performed a detailed analysis and determined that the only indications of a long-term lease in addition to transportation leases for long-haul trucks were the warehouse leases with Hogshed Ventures, LLC and Racine Partners 4333 LLC.

The Company’s five-year term lease with Racine Partners 4333 LLC, was effective June 1, 2022. A ROU asset of $2,383 and corresponding liability for warehouse storage space of $2,450 as of November 1, 2024, was recorded for Racine Partners 4333 LLC for 43rd Street in Chicago, Illinois. This lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 3.68%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

We leased warehouse storage space from Hogshed Ventures, LLC for 40th Street in Chicago, Illinois, during fiscal year 2024. We leased this space under a non-cancellable operating lease. This lease terminated on June 30, 2024 and was not renewed. There is no further lease liability recorded as of November 1, 2024.

We, as lessor, leased a parking lot in Anaheim, California with a five-year term effective May 29, 2024, to a tenant. Both current and non-current receivables less executory costs including broker’s commissions, were recorded in current and non-current liabilities in the amount of $161 and $722, as of November 1, 2024. Unearned revenue was also recorded in the amount of $167 and $693, respectively, in the consolidated balance sheet as of November 1, 2024. This lease does not provide an implicit rate, and we estimated our incremental interest rate to be approximately 7.34%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments. Legal ownership does not transfer at the end of the lease. We retain ownership of the parking lot. There is no net book value of the underlying asset.

The following is a schedule by years of future minimum lease payments for transportation leases and ROU assets:

Fiscal Year	Financing Obligations
2025	$1,128
2026	1,206
2027	748
2028	253
Later Years	181
Total minimum lease payments(a)	$3,516
Less: Amount representing executory costs	40
Less: Amount representing interest(b)	-
Present value of future minimum lease payments(c)	$3,556

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Note 2, as current and noncurrent obligations under capital leases of $62 and $162, respectively, and ROU assets of $1,097 and $2,235, respectively.

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

The following segment information is for the fiscal years ended November 1, 2024 (52 weeks) and November 3, 2023 (53 weeks):

Segment Information
2024	Frozen Food Products	Snack Food Products	Other	Totals
Net sales	$58,408	$165,237	$-	$223,645
Cost of products sold	42,404	124,913	-	167,317
Gross margin	16,004	40,324	-	56,328
SG&A	14,202	48,247	-	62,449
Loss on sale of property, plant, and equipment	96	50	-	146
Operating income (loss)	$1,706	$(7,973)	$-	$(6,267)

Total assets	$16,972	$112,471	$27,911	$157,354
Additions to PP&E	$891	$3,011	$-	$3,902

Segment Information
2023	Frozen Food Products	Snack Food Products	Other	Totals
Net sales	$57,638	$193,998	$-	$251,636
Cost of products sold	43,180	138,099	-	181,279
Gross margin	14,458	55,899	-	70,357
SG&A	14,443	51,124	-	65,567
Loss on sale of property, plant, and equipment	75	86	-	161
Operating (loss) income	$(60)	$4,689	$-	$4,629

Total assets	$15,241	$121,725	$30,032	$166,998
Additions to PP&E	$493	$2,110	$-	$2,603

The following information further disaggregates our sales to customers by major distribution channel and customer type for the fiscal years ended November 1, 2024, and November 3, 2023, respectively.

2024 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$110,361	$-	$110,361
Direct customer warehouse	54,876	-	54,876
Total Snack Food Products	165,237	-	165,237

Distributors	7,658	50,750	58,408
Total Frozen Food Products	7,658	50,750	58,408

Total Net Sales	$172,895	$50,750	$223,645

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

2023

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$130,497	$-	$130,497
Direct customer warehouse	63,501	-	63,501
Total Snack Food Products	193,998	-	193,998

Distributors	8,397	49,241	57,638
Total Frozen Food Products	8,397	49,241	57,638

Total Net Sales	$202,395	$49,241	$251,636

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

NOTE 8 - Unaudited Interim Financial Information:

Not applicable for a smaller reporting company.

