Form 10-Q
period 2025-01-24
BRIDGFORD FOODS CORP
filed 2025-03-07
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2025

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

As of March 7, 2025, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods”, “Company”, “we”, “us” or “our” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

2 of 25

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	January 24, 2025	November 1, 2024
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$4,659	$10,230
Accounts receivable, less allowance for credit losses of $104 and $110, respectively, and promotional allowances of $2,403 and $2,399, respectively	28,588	30,404
Inventories, net	36,252	33,338
Refundable income taxes	2,633	3,408
Prepaid expenses and other current assets	2,370	609
Total current assets	74,502	77,989

Property, plant and equipment, net of accumulated depreciation and amortization of $77,221 and $77,160, respectively	63,653	64,634
Other non-current assets	15,221	14,731
Total assets	$153,376	$157,354

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,031	$5,672
Accrued payroll, advertising, and other expenses	7,058	6,323
Income taxes payable	274	274
Current notes payable - equipment	1,091	1,084
Current right-of-use leases payable	1,117	1,098
Other current liabilities	1,196	2,002
Total current liabilities	14,767	16,453

Long-term notes payable - equipment	1,518	1,702
Deferred income taxes, net	7,622	7,622
Long-term right-of-use leases payable	1,950	2,235
Executive retirement, pension plans and other	496	1,206
Total long-term liabilities	11,586	12,765

Total liabilities	26,353	29,218

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	118,298	119,411
Accumulated other comprehensive loss	(8,707)	(8,707)
Total shareholders’ equity	127,023	128,136
Total liabilities and shareholders’ equity	$153,376	$157,354

See accompanying notes to Condensed Consolidated Financial Statements.

3 of 25

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended
	January 24, 2025	January 26, 2024

Net sales	$52,545	$54,842
Cost of products sold	39,660	38,804

Gross margin	12,885	16,038

Selling, general and administrative expenses	14,913	15,027
Gain on sale of property, plant, and equipment	(16)	-
Operating (loss) income	(2,012)	1,011

Other income (expense)
Interest income (expense)	(88)	(171)
Cash surrender value gain	534	905
Total other income	446	734

(Loss) income before taxes	(1,566)	1,745
(Benefit on) provision for income taxes	(453)	510

Net (loss) income	$(1,113)	$1,235

Basic (loss) earnings per share	$(0.12)	$0.14

Shares used to compute basic (loss) earnings per share	9,076,832	9,076,832

See accompanying notes to Condensed Consolidated Financial Statements.

4 of 25

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended January 24, 2025

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 1, 2024	9,076	$9,134	$8,298	$119,411	$(8,707)	$128,136
Net loss	-	-	-	(1,113)	-	(1,113)
Balance, January 24, 2025	9,076	$9,134	$8,298	$118,298	$(8,707)	$127,023

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

5 of 25

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	12 weeks ended
	January 24, 2025	January 26, 2024
Cash flows from operating activities:

Net (loss) income	$(1,113)	$1,235

Adjustments to reconcile net (loss) income to net cash used in operating activities:

Depreciation and amortization	1,522	1,545
Provision for (recovery of ) credit losses on accounts receivable	357	(7)
Decrease in promotional allowances	4	891
Gain on sale of property, plant, and equipment	(16)	-

Changes in operating assets and liabilities:

Accounts receivable, net	1,455	(2,329)
Inventories, net	(2,914)	1,298
Prepaid expenses and other current assets	(1,760)	(1,953)
Refundable income taxes	774	502
Other non-current assets	(490)	(903)
Accounts payable	(1,641)	1,402
Accrued payroll, advertising, and other expenses	735	(1,109)
Other current liabilities	(809)	75
Other non-current liabilities	(708)	(1,350)

Net cash used in operating activities	(4,604)	(703)

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	6	-
Additions to property, plant, and equipment	(531)	(1,860)

Net cash used in investing activities	(525)	(1,860)

Cash flows from financing activities:
Change in lease and right-of-use obligations	(264)	(327)
Repayments of notes payable - equipment	(178)	(170)

Net cash used in financing activities	(442)	(497)

Net decrease in cash and cash equivalents	(5,571)	(3,060)

Cash and cash equivalents and restricted cash at beginning of period	10,230	15,708

Cash and cash equivalents and restricted cash at end of period	$4,659	$12,648

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$8
Cash paid for interest	$88	$171

See accompanying notes to Condensed Consolidated Financial Statements.

6 of 25

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies:

The unaudited Condensed Consolidated Financial Statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve weeks ended January 24, 2025 and January 26, 2024 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Quarterly Report on Form 10-Q for our first fiscal quarter ended January 24, 2025 (this Report) should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2024 (the “Annual Report”). Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements, if any, and their effect on the Company are discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

The November 1, 2024 balance sheet amounts within these interim Condensed Consolidated Financial Statements were derived from the audited fiscal year 2024 consolidated financial statements included in the Company’s Annual Report.

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

Cash and cash equivalents totaled $4,659 as of January 24, 2025, all of which were held at Wells Fargo Bank N.A., except for $900 with Bank of America. Cash and cash equivalents totaled $10,230 as of November 1, 2024, all of which were held at Wells Fargo Bank N.A, except for $1,000 with Bank of America.

Comprehensive income or loss

Comprehensive income or loss consists of net (loss) income and additional minimum pension liability adjustments. There were no differences between net (loss) income and comprehensive income or loss during each of the twelve weeks ended January 24, 2025, and January 26, 2024.

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended January 24, 2025, and January 26, 2024, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
January 24, 2025	28.2%	25.9%	12.6%	17.9%
January 26, 2024	28.4%	24.7%	15.5%	19.1%

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

We record revenue at the transaction price which is measured as the amount of consideration we anticipate receiving in exchange for providing products to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for the twelve weeks ended January 24, 2025, and January 26, 2024, were $3,823 and $4,179, respectively.

Leases

Leases are recognized in accordance with ASC 842 Leases (“ASC 842”) which requires a lessee to recognize assets and liabilities with lease terms of more than twelve months. We lease or rent property for operations such as storing inventory and equipment. We analyze our agreements to evaluate whether or not a lease exists by determining what assets exist for which we control usage for a period of time in exchange for consideration. In the event a lease exists, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease. The classification as a finance or operating lease determines whether the recognition, measurement and presentation of expenses and cash flows are considered operating or financing. In the case of month-to-month lease or rental agreements with terms of twelve months or less, we made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. The storage units rented on a month-to-month basis for use by our Snack Food Products segment direct-store-delivery route system are not costly to relocate and contain no significant leasehold improvements or degree of integration over leased assets. Orders can be fulfilled by another route storage unit interchangeably. No specialized assets exist in the rental storage units. Market price is paid for storage units. No guarantee of debt is made.

ROU lease assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization. The Company leases warehouse space from time to time that is recorded as ROU lease assets and corresponding lease liabilities. The Company no longer leases long-haul trucks that were used by the Frozen Food Products segment. However, we have leased one refrigerated truck used in the Frozen Food Products segment. Finance lease liabilities are recorded under other liabilities. The condensed consolidated balance sheets reflect both the current and long-term obligations.

We leased a parking lot to our lessee in accordance with ASC 842 under a 60-month lease contract. Legal ownership does not transfer at the end of the lease. We retain ownership of the parking lot. There is no net book value of the underlying asset. We recorded a lease receivable, both the current and non-current components, less executory costs including broker’s commissions. The discount rate implicit in the lease is used to calculate the present value of minimum lease payments. Revenue will be deferred until earned and is recorded in current and non-current liabilities.

Subsequent events

Management has evaluated events subsequent to January 24, 2025, through the date that the accompanying Condensed Consolidated Financial Statements were filed with the Securities and Exchange Commission (the “SEC”) for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

No material events were identified that require adjustment to the financial statements or additional disclosure.

Basic (loss) earnings per share

Basic (loss) earnings per share are calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or other potentially dilutive convertible securities were outstanding as of January 24, 2025, or January 26, 2024.

8 of 25

Recently issued accounting pronouncements and regulations

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (ASC 326), which provides guidance on measurement of credit losses on financial instruments. This ASU adds a current expected credit loss impairment model to GAAP that is based on expected losses rather than incurred losses whereby a broader range of reasonable and supportable information is required to be utilized in order to derive credit loss estimates. The effective date of the new guidance as amended by ASU No. 2019-10 is fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU No. 2019-10 did not have a material or significant impact on the Company’s Consolidated Financial Statements as it has been our policy to estimate and record credit losses on trade accounts receivable.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures. ASU No. 2023-07 enhances disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM), extending certain annual disclosures to interim periods, and permiting more than one measure of segment profit or loss to be reported under certain conditions. ASU No. 2023-07 is effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company is currently evaluating the guidance and its impact to the financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes – Improvements to Income Tax Disclosures. ASU 2023-09 is designed to strengthen the clarity and interpretation of income tax disclosures in order to better assess and understand the impact of taxes on an entity’s operations including risk and opportunities. ASU 2023-09 is effective for the Company in fiscal years beginning after December 15, 2024, our fiscal year 2026, and will be applied prospectively. The Company is currently evaluating the guidance and its impact to the financial statements.

In March 2024, the SEC adopted rules to develop standardized climate-related disclosures by publicly traded companies, including the emission of greenhouse gases. The rules are currently effective for the Company in the fiscal year beginning in 2027. However, as a result of pending legal challenges, the actual timing of effectiveness of the rules and applicable phase-in periods, as well as whether portions of the rules will remain in effect after the legal challenges, are uncertain. The Company is currently evaluating the guidance and its impact on the financial statements.

In November 2024 and January 2025, respectively, the FASB issued ASU No. 2024-03 and ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures – Disaggregation of Income Statement Expenses. ASU 2024-03 and ASU No. 2025-01 seek to separately disaggregate expenses on inventory, employee compensation, depreciation and other items included within each income statement line item that contains these expenses. ASU 2024-03 is effective for the Company in fiscal years beginning after December 15, 2026, our fiscal year 2027, and will be applied prospectively. The Company is currently evaluating the guidance and its impact to the financial statements.

Note 2 – Inventories, net:

Inventories are comprised of the following at the respective period ends:

	January 24, 2025	November 1, 2024
Meat, ingredients, and supplies	$11,996	$10,314
Work in progress	1,610	2,633
Finished goods	22,646	20,391
	$36,252	$33,338

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any estimated excess, obsolete inventories, or impaired balances to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. The reserve for slow moving and obsolete inventory was $1,166 as of January 24, 2025 and $1,115 as of November 1, 2024. We maintain a net realizable value reserve of $1,413 as of January 24, 2025, and $1,467 as of November 1, 2024, on products in inventory after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

9 of 25

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

The Company leased three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks would have expired in fiscal year 2025. We returned one long-haul truck on June 22, 2023, for a loss of $12 and returned the remaining two long-haul trucks on July 11, 2024, for a loss of $90, in an effort to reduce the overall cost of delivering products. The Company leased one box truck for a market value of $27 on April 17, 2023, and that lease term is two years.

The Company leased one refrigerated truck received on May 10, 2024, for a net present value of $166. The seven-year lease for this truck will expire in fiscal year 2031. Amortization of equipment as a finance lease was $6 during the twelve weeks ended January 24, 2025.

The Company performed a detailed analysis and determined that the only indications of a long-term lease in addition to transportation leases for long-haul trucks through July 11, 2024 and for the refrigerated truck were the warehouse leases with Racine Partners 4333 LLC and Hogshed Ventures, LLC.

The Company’s five-year term lease with Racine Partners 4333 LLC, was effective June 1, 2022. An ROU asset of $2,155 and corresponding liability for warehouse storage space of $2,222 as of January 24, 2025, was recorded for Racine Partners 4333 LLC for 43rd Street in Chicago, Illinois. This lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 3.68%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments. We leased warehouse storage space from Hogshed Ventures, LLC for 40th Street in Chicago, Illinois, during fiscal year 2024. We leased this space under a non-cancelable operating lease. This lease terminated on June 30, 2024 and was not renewed. There is no further lease liability recorded as of January 24, 2025.

We, as lessor, leased a parking lot in Anaheim, California with a five-year term effective May 29, 2024, to a tenant. Both current and non-current receivables less executory costs including broker’s commissions, were recorded in current and non-current liabilities in the amount of $170 and $649, respectively, as of January 24, 2025. Unearned revenue was also recorded in current and non-current liabilities in the amount of $165 and $679, respectively, in the consolidated balance sheets as of January 24, 2025 and November 1, 2024. This lease does not provide an implicit rate, and we estimated our incremental interest rate to be approximately 7.34%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments. Legal ownership does not transfer at the end of the lease. We retain ownership of the parking lot. There is no net book value of the underlying asset.

The following is a schedule by years of future minimum lease payments for transportation leases and ROU assets:

Fiscal Year	Financial Obligations
2025	$1,140
2026	1,226
2027	496
2028	259
Later Years	122
Total Minimum Lease Payments(a)	$3,243
Less: Amount representing executory costs	52
Less: Amount representing interest(b)	-
Present value of future minimum lease payments(c)	$3,295

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Part I. Financial Information, Item 1. a., Condensed Consolidated Balance Sheets, as current and noncurrent obligations are finance leases of $67 under other current liabilities and $161 under executive retirement, pension plans and other, respectively, and ROU leases payable of $1,117 and $1,950 are disclosed as line items current right-of-use leases payable and long-term right-of-use leases payable, respectively, as of January 24, 2025.

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

The following segment information is presented for the twelve weeks ended January 24, 2025, and January 26, 2024, respectively.

Segment Information
Twelve weeks Ended January 24, 2025	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$14,529	$38,016	$-	$52,545
Cost of products sold	10,584	29,076	-	39,660
Gross margin	3,945	8,940	-	12,885
SG&A	3,370	11,543	-	14,913
Gain on sale of property, plant, and equipment	-	(16)	-	(16)
Operating income (loss)	575	(2,587)	-	(2,012)

Total assets	$16,464	$113,231	$23,681	$153,376
Additions to PP&E	$247	$284	$-	$531

Twelve weeks Ended January 26, 2024	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$14,399	$40,443	$-	$54,842
Cost of products sold	10,286	28,518	-	38,804
Gross margin	4,113	11,925	-	16,038
SG&A	3,441	11,586	-	15,027
Operating income	672	339	-	1,011

Total assets	$16,120	$121,223	$29,412	$166,755
Additions to PP&E	$822	$1,038	$-	$1,860

11 of 25

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended January 24, 2025, and January 26, 2024, respectively.

Twelve weeks Ended January 24, 2025

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct-store-delivery	$26,707	$-	$26,707
Direct customer warehouse	11,309	-	11,309
Total Snack Food Products	38,016	-	38,016

Distributors	2,617	11,912	14,529
Total Frozen Food Products	2,617	11,912	14,529

Totals	$40,633	$11,912	$52,545

Twelve weeks Ended January 26, 2024

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct-store-delivery	$27,986	$-	$27,986
Direct customer warehouse	12,457	-	12,457
Total Snack Food Products	40,443	-	40,443

Distributors	2,684	11,715	14,399
Total Frozen Food Products	2,684	11,715	14,399

Totals	$43,127	$11,715	$54,842

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

12 of 25

Note 5 – Income Taxes:

The Company’s effective tax rate was 28.9% and 29.2% for the first quarter of fiscal years 2025 and 2024, respectively. The effective tax rate for the first quarter of fiscal year 2025 reflects the impact of $453 of tax benefit.

As of January 24, 2025, the Company did not have any valuation allowance against its federal net deferred tax assets. Management reevaluated the need for a valuation allowance at the end of 2022 and determined that some of its California net operating losses (“NOL”) may not be utilized. Therefore, a valuation allowance of $99 has been retained for such portion of the California NOL. As of January 24, 2025, the Company had NOL carryforwards of approximately $0 for federal and $5,000 for state purposes. The state loss carryforwards will expire at various dates through 2040.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2021 through 2023. We are subject to income tax in Texas and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years 2020 through 2023.

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

The following table reflects major components of our revolving credit facility and equipment note payable as of January 24, 2025, and November 1, 2024, respectively.

	January 24, 2025	November 1, 2024

Revolving credit facility	$-	$-
Equipment note payable:
3.68% note due 04/16/27, out of lockout 04/17/22	2,609	2,786
Total debt	2,609	2,786
Less current debt	(1,091)	(1,084)
Total long-term debt	$1,518	$1,702

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

As of January 24, 2025, the Company was in violation of the Fixed Charge Coverage Ratio covenant which was subsequently waived for the fiscal quarter ended January 24, 2025 (per letter dated March 6, 2025). The Company was in compliance with all loan covenants as of November 1, 2024.

13 of 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included within in this Report, and the information and documents incorporated by reference with this Report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts; statements relating to forecasts of our liquidity position or available cash resources; statements regarding operational challenges, including as a result of global supply chain disruptions and labor shortages; statements regarding inflationary pressures, including increased costs for labor and freight, and the resulting impact on our results of operations; statements regarding new regulations related to federal income tax and the impact on our financial statements and cash flow; statements regarding the impact of the adoption of recent accounting pronouncements on our business; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended November 1, 2024 (the “Annual Report”) as well as our other filings with the SEC with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of January 31, 2025, was 5.57% as compared to 5.16% as of November 1, 2024. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

We are subject to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”). Requirements of the law include the removal of the lifetime limits on active and retiree medical coverage, expanding dependent coverage to age 26 and the elimination of pre-existing conditions that may impact other postretirement benefits costs. The PPACA law also includes a potential excise tax on the value of benefits that exceed a pre-defined limit. Fortunately, this potential tax has been indefinitely deferred and we do not see significant financial exposure. Finally, the PPACA includes provisions that require employers to offer health benefits to all full-time employees (defined as 30 hours per week). The health coverage must meet minimum standards for the actuarial value of the benefits offered and employee affordability. We believe that the current administration seems more likely to enhance the scope and coverage associated with PPACA than to repeal or significantly change this law. The recent legislative packages related to pandemic relief included some minor provisions that will impact health benefits in the future. These changes most prominently focus on the impact of surprise balance bills from out-of-network providers. Our health care plans as they exist in 2025 are compliant with all applicable regulations that currently exist. As we look to the future, we anticipate that future legislative action will impact the plans offered to active and retired participants. As we have done in the past, our executive team will continue to assess the accounting implications of the PPACA and potential future legislation to determine the impact on our financial position and results of operations. The potential future effects and cost of complying with the legislative changes are not currently determinable.

15 of 25

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twelve weeks ended January 24, 2025, and January 26, 2024, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
January 24, 2025	28.2%	25.9%	12.6%	17.9%
January 26, 2024	28.4%	24.7%	15.5%	19.1%

Revenue recognition

Revenues are recognized in accordance with ASC 606 – Revenue from Contracts with Customers upon passage of title to the customer, typically upon product pick-up, shipment, or delivery to customers. Products are delivered to customers primarily through common carrier, or through a Company owned direct-store-delivery system.

Overview of Reporting Segments

We operate in two business segments – the processing and distribution of frozen food products (the “Frozen Food Products segment”), and the processing and distribution of snack food products (the “Snack Food Products segment”). For information regarding the separate financial performance of the business segments refer to Note 4 — Segment Information of the Notes to the Condensed Consolidated Financial Statements included in this Report. We manufacture and distribute an extensive line of food products, including biscuits, bread dough items, roll dough items, dry sausage products and beef jerky.

Frozen Food Products Segment

Our Frozen Food Products segment primarily manufactures and distributes biscuits, bread dough items, roll dough items and shelf stable sandwiches. All items within this segment are considered similar products and have been aggregated at this level. Our frozen food business covers the United States. We have shifted away from Company-leased long-haul vehicles toward less costly transportation methods such as common carriers. Products produced by the Frozen Food Products segment are generally supplied to food service and retail distributors who take title to the product upon shipment receipt through third-party logistic providers/carriers. We leverage relationships with regional sales managers, and we maintain a network of independent food service and retail brokers covering most of the United States. Brokers are compensated on a commission basis. We believe that our brokers, in close cooperation with our regional sales managers, are a valuable asset providing significant new products and customer opportunities. Regional sales managers perform several significant functions for us, including identifying and developing new business opportunities and providing customer service and support to our distributors and end purchasers often with the assistance of our broker partners.

Snack Food Products Segment

Our Snack Food Products segment primarily distributes products manufactured by us. All items within this segment are considered similar products and have been aggregated at this level. The dry sausage division includes products such as jerky, meat snacks, salami, sausage, and pepperoni products. During the first quarter of fiscal year 2025, our snack food products division sold approximately 170 different items through customer-owned distribution centers and a direct-store-delivery network serving approximately 21,000 supermarkets, mass merchandise and convenience retail stores located in all 50 states.

Products produced or distributed by the Snack Food Products segment are supplied to customers through either direct delivery to customer warehouses or direct-store-delivery to retail locations. We utilize customer managed warehouse distribution centers to lower distribution cost. Products delivered to the customer’s warehouse are then distributed to the store where they are resold to the end consumer. Our direct-store-delivery system focus emphasizes high quality service and supply of our premium branded products to our customers. We also provide the service of setting up and maintaining the display and restocking our products.

Results of Operations for the Twelve Weeks Ended January 24, 2025, and January 26, 2024

Net Sales-Consolidated

Net sales decreased by $2,297 (4.2%) to $52,545 in the first twelve-week period of the 2025 fiscal year compared to the same twelve-week period in fiscal year 2024. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	2.7	1,644
Unit sales volume in pounds	-6.2	(3,732)
Returns activity	-1.3	(633)
Promotional activity	0.6	424
Decrease in net sales	-4.2	(2,297)

16 of 25

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $130 (0.9%) to $14,529 in the first twelve-week period of the 2025 fiscal year compared to the same twelve-week period in fiscal year 2024. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	1.7	276
Unit sales volume in pounds	-1.6	(267)
Returns activity	-0.1	(12)
Promotional activity	0.9	133
Increase in net sales	0.9	130

Net sales for the Frozen Food Products segment increased slightly due to higher selling prices per pound partially offset by lower unit sales volume in pounds compared to the same period in the prior year. Other institutional Frozen Food Products dollar sales, including sheet dough and rolls, increased 3% and retail dollar sales volume decreased by 3% resulting in relatively consistent net sales compared to the same period last year. Consumers continue to be willing to visit foodservice establishments despite inflationary conditions. Returns activity increased slightly compared to the same twelve-week period in the 2024 fiscal year. Promotional activity was lower during the fiscal year 2025 period.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment decreased by $2,427 (6.0%) to $38,016 in the first twelve-week period of the 2025 fiscal year compared to the same twelve-week period in fiscal year 2024. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	3.1	1,368
Unit sales volume in pounds	-7.9	(3,465)
Returns activity	-1.8	(621)
Promotional activity	0.6	291
Decrease in net sales	-6.0	(2,427)

Net sales of Snack Food Products decreased due to lower unit sales volume in pounds through our direct-store-delivery distribution channel partially offset by higher selling prices per pound during the first quarter of fiscal year 2025. We believe demand decreased primarily due to inflationary pressures on consumer spending habits as consumers have pulled back on snack foods including meat product purchases. Market data indicates that, due to higher inflation and rising costs for basic needs, consumers are increasingly turning to private-label products to reduce their expenses. The weighted average selling price per pound increased compared to the same twelve-week period in the prior fiscal year due to price increases on select products with lower or negative margins. Returns activity increased compared to the same twelve-week period in the 2024 fiscal year. Promotional activity was lower than the same twelve-week period in fiscal year 2024 due to lower sales volume in pounds.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations increased on a consolidated basis by $856 (2.2%) to $39,660 in the first twelve-week period of the 2025 fiscal year compared to the same twelve-week period in fiscal year 2024. The gross margin decreased to 24.5% in the first twelve-weeks of fiscal year 2025 compared to 29.2% in the same twelve-week period in fiscal year 2024.

Change in Cost of Products Sold by Segment	$	Consolidated %	Commodity $ Increase (Decrease)
Frozen Food Products Segment	298	0.8	(65)
Snack Food Products Segment	558	1.4	845
Total	856	2.2	780

17 of 25

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $298 (2.9%) to $10,584 in the first twelve-week period of the 2025 fiscal year compared to the same twelve-week period in fiscal year 2024. The cost of purchased flour decreased by approximately $65 based on global economic conditions in the first twelve-week period of fiscal year 2025 compared to the same twelve-week period in fiscal year 2024. The cost of eggs has increased by $33 compared to the prior year period due to concerns over the avian influenza and available inventory from suppliers. The gross margin decreased to 27.2% in the first twelve-weeks of fiscal year 2025 compared to 28.6% in the same twelve-week period in fiscal year 2024. Gross overhead increased as a result of higher healthcare expenses and temporary labor costs.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $558 (2.0%) to $29,076 in the first twelve-week period of the 2025 fiscal year compared to the same twelve-week period in fiscal year 2024 due to higher meat commodity costs. The cost of significant meat commodities increased partially due to a limited supply of cattle ready for market by approximately $845 in the first twelve-week period of fiscal year 2025 compared to the same period in fiscal year 2024. The gross margin decreased to 23.5% in the first twelve-weeks of fiscal year 2025 compared to 29.5% in the same twelve-week period in fiscal year 2024. We decreased our net realizable value reserve by $54 during the twelve weeks ended January 24, 2025, in consideration of changes in product mix to meet customer orders. We maintain a net realizable reserve of $1,413 on products as of January 24, 2025, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product. Freight costs increased by $492 during the first twelve-week period of the 2025 fiscal year compared to the same twelve-week period in the prior year.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) decreased by $114 (0.8%) to $14,913 in the first twelve-week period of fiscal year 2025 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	January 24, 2025	January 26, 2024	Increase (Decrease)
Provision for bad debt	$357	$(7)	$364
Product advertising	2,040	2,235	(195)
Insurance expenses	288	459	(171)
Other SG&A	12,228	12,340	(112)
Total - SG&A	$14,913	$15,027	$(114)

The provision for bad debt increased due to the credit losses related to the bankruptcy filing of one of our customers, Big Lots, in the amount of $364. Lower sales commissions due to lower sales volume in pounds resulted in lower wages and bonus expenses in the first twelve weeks of the 2025 fiscal year compared to the same period in the prior fiscal year. The decrease in insurance expenses was driven by exiting unfavorable insurance policies early to take advantage of more competitive pricing. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the decrease of “Other SG&A” expenses were lower vehicle repairs and lower product advertising partially offset by higher outside consulting fees.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $71 (2.1%) to $3,370 in the first twelve-week period of fiscal year 2025 compared to the same twelve-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to a decrease in insurance expense and lower product advertising partially offset by higher healthcare expenses and outside consulting fees.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment decreased by $43 (0.4%) to $11,543 in the first twelve-week period of fiscal year 2025 compared to the same twelve-week period in the prior fiscal year. Most of the decrease was due to lower wages and bonuses and decreased fees paid under brand licensing agreements partially offset by higher healthcare and office supply expense.

18 of 25

Income Taxes-Consolidated

Income tax for the twelve weeks ended January 24, 2025, and January 26, 2024, respectively, was as follows:

	January 24, 2025	January 26, 2024
(Benefit on) provision for income taxes	$(453)	$510

Effective tax rate	28.9%	29.2%

We recorded a benefit for income taxes of $453 for the twelve-week period ended January 24, 2025, and a provision for income taxes of $510 for the twelve-week period ended January 26, 2024, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies, and state income taxes.

Liquidity and Capital Resources

The principal source of operating cash flows is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We evaluate cash and cash equivalents related to borrowing capacity and short-term and long-term investments. We normally fund our operations from cash balances and cash flow generated from operations. Recent losses may necessitate short-term or long-term borrowing to fund inventory purchases to meet customer orders. We are most focused on restoring profitability to the Company by driving top-line revenue growth and reducing costs. In line with this focus, the Company is in discussions with several companies regarding private-label product arrangements with the goal of increasing product sales volume. Market data indicates that due to higher inflation and rising costs for basic needs, consumers are increasingly turning to private-label products to reduce their expenses. The Company is also seeking bids on its production materials to drive increased competition among its vendors while maintaining quality inputs at the best possible price. Additionally, we have maintained a revolving line of credit with Wells Fargo Bank, N.A. pursuant to the terms of the credit agreement dated March 1, 2018, as amended to date (the “Credit Agreement”). On November 30, 2024, we entered into a sixth amendment to the Credit Agreement, as amended, and also executed a revolving line of credit note pursuant to the amendment. The revolving line of credit note replaces the existing note that expired by its terms on November 30, 2024. Under the terms of this amendment and the revolving line of credit note, we may borrow up to $7,500 from time to time up to November 30, 2025. Refer to Note 6 – Equipment Notes Payable and Financial Arrangements to the Condensed Consolidated Financial Statements included within this Report for further information. As of January 24, 2025, we had $1,091 of current debt on equipment loans, $59,735 of net working capital and $7,500 available under our revolving line of credit with Wells Fargo Bank, N.A. Additionally as of January 24, 2025, the Company was in violation of the Fixed Charge Coverage Ratio covenant of the Credit Agreement, which was subsequently waived for the fiscal quarter ended January 24, 2025 (per letter dated March 6, 2025).

All of our operating segments have been impacted by inflation, including higher costs for labor, freight and specific materials related to product manufacturing and delivery. We expect this trend to continue through the remainder of fiscal year 2025. Additionally, commodity costs, including meat and flour costs, have and may continue to fluctuate due to both political and economic conditions, including the ongoing conflict between Ukraine and Russia and Israel and Palestine. Despite higher commodity costs like we experienced in fiscal year 2022 and again in fiscal year 2024, we may not be able to increase our product prices in a timely manner or sufficiently to offset such increased commodity or other costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Instances of higher interest rates, general price inflation or deflation, higher raw materials costs, labor shortages or supply chain issues could adversely affect the Company’s financial results and its liquidity. Higher product prices could potentially lower demand for our products and decrease volume. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, the performance of operating divisions, and economic conditions of capital markets. If we are unable to increase liquidity through mortgaging real estate or additional borrowing, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. With the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of inflation and interest rate volatility on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

19 of 25

Cash flows from operating activities for the twelve weeks ended:

	January 24, 2025	January 26, 2024
Net (loss) income	$(1,113)	$1,235

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,522	1,545
Provision for credit losses on accounts receivable	357	(7)
Decrease in promotional allowances	4	891
Gain on sale of property, plant, and equipment	(16)	-
Changes in operating working capital	(5,358)	(4,367)
Net cash used in operating activities	$(4,604)	$(703)

For the twelve weeks ended January 24, 2025, net cash used in operating activities was $4,604, which was $3,901 more cash used than during the same period in fiscal year 2024. The increase in net cash used by operating activities primarily relates to an increase in inventory of $2,914 and an increase in prepaid expenses and other current assets of $1,760, a decrease in accounts payable of $1,641 and a net loss of $1,113 partially offset by a decrease in accounts receivable of $1,455. During the twelve-week period ended January 24, 2025, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 74 days for the twelve-week period ended January 24, 2025. The decrease in the cash conversion cycle from 84 days to 74 days for the twelve-week period ended January 26, 2024, was due to lower average days in inventory compared to the same period in the prior year.

Cash flows from investing activities for the twelve weeks ended:

	January 24, 2025	January 26, 2024
Proceeds from sale of property, plant, and equipment	$6	$-
Additions to property, plant, and equipment	(531)	(1,860)
Net cash used in investing activities	$(525)	$(1,860)

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

The table below highlights additions to property, plant and equipment for the twelve weeks ended:

	January 24, 2025	January 26, 2024
Changes in projects in process	$(68)	$1,039
Direct-store-delivery and sales vehicles	446	476
Packaging lines	18	-
Computer hardware and software	-	345
Temperature control	30	-
Processing equipment	80	-
Furniture and fixtures and forklifts	25	-
Additions to property, plant, and equipment	$531	$1,860

Cash flows from financing activities for the twelve weeks ended:

	January 24, 2025	January 26, 2024
Change in lease and right-of-use obligations	$(264)	$(327)
Repayment of notes payable - equipment	(178)	(170)
Net cash used in financing activities	$(442)	$(497)

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of January 24, 2025, 120,113 shares remained authorized for repurchase under the program.

20 of 25

Revolving Credit Facility

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

The following table reflects major components of our revolving credit facility and equipment note payable as of January 24, 2025, and November 1, 2024, respectively.

	January 24, 2025	November 1, 2024

Revolving credit facility	$-	$-
Equipment note payable:
3.68% note due 04/16/27, out of lockout 04/17/22	2,609	2,786
Total debt	2,609	2,786
Less current debt	(1,091)	(1,084)
Total long-term debt	$1,518	$1,702

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

As of January 24, 2025, the Company was in violation of the Fixed Charge Coverage Ratio covenant which was subsequently waived for the fiscal quarter ended January 24, 2025 (per letter dated March 6, 2025).

Recently issued accounting pronouncements and regulations

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (ASC 326), which provides guidance on measurement of credit losses on financial instruments. This ASU adds a current expected credit loss impairment model to GAAP that is based on expected losses rather than incurred losses whereby a broader range of reasonable and supportable information is required to be utilized in order to derive credit loss estimates. The effective date of the new guidance as amended by ASU No. 2019-10 is fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU No. 2019-10 did not have a material or significant impact on the Company’s Consolidated Financial Statements as it has been our policy to estimate and record credit losses on trade accounts receivable.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures. ASU No. 2023-07 enhances disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM), extending certain annual disclosures to interim periods, and permitting more than one measure of segment profit or loss to be reported under certain conditions. ASU No. 2023-07 is effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company is currently evaluating the guidance and its impact on the financial statements.

21 of 25

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes – Improvements to Income Tax Disclosures. ASU 2023-09 is designed to strengthen the clarity and interpretation of income tax disclosures in order to better assess and understand the impact of taxes on an entity’s operations including risk and opportunities. ASU 2023-09 is effective for the Company in fiscal years beginning after December 15, 2024, our fiscal year 2026, and will be applied prospectively. The Company is currently evaluating the guidance and its impact to the financial statements.

In March 2024, the SEC adopted rules to develop standardized climate-related disclosures by publicly traded companies, including the emission of greenhouse gases. The rules are currently effective for the Company in the fiscal year beginning in 2027. However, as a result of pending legal challenges, the actual timing of effectiveness of the rules and applicable phase-in periods, as well as whether portions of the rules will remain in effect after the legal challenges, are uncertain. The Company is currently evaluating the guidance and its impact on the financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures – Disaggregation of Income Statement Expenses. ASU 2024-03 seeks to separately disaggregate expenses on inventory, employee compensation, depreciation and other items included within each income statement line item that contains these expenses. ASU 2024-03 is effective for the Company in fiscal years beginning after December 15, 2026, our fiscal year 2027, and will be applied prospectively. The Company is currently evaluating the guidance and its impact to the financial statements.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures – Disaggregation of Income Statement Expenses. ASU 2025-01 seeks to separately disaggregate expenses on inventory, employee compensation, depreciation and other items included within each income statement line item that contains these expenses. ASU 2025-01 is effective for the Company in fiscal years beginning after December 15, 2026, our fiscal year 2027, and will be applied prospectively. The Company is currently evaluating the guidance and its impact to the financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting other than those discussed above that occurred during the fiscal quarter ended January 24, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

The risk factors listed in Part I “Item 1A. Risk Factors” in the Annual Report should be considered with the information provided elsewhere in this Report, which could materially adversely affect our business, financial condition, or results of operations. Except as set forth below, there have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report. The following risk factor amends and restates in its entirety the risk factor of the same heading set forth in the Annual Report.

Fluctuations in commodity prices and the availability of raw materials could negatively impact our financial results.

We purchase large quantities of commodity pork, beef, and flour. Historically, market prices for products we process have fluctuated in response to a number of factors, including changes in the United States government farm support programs, changes in international agricultural and trading policies, weather, and other conditions during the growing and harvesting seasons. Our operating results are heavily dependent upon the prices paid for raw materials, as well as the available supply of commodities. Commodity costs have and may continue to fluctuate due to political and economic conditions, including the ongoing conflict between Ukraine and Russia. Further, the potential for the imposition of new or additional U.S. tariffs on imports as well as potential retaliatory tariffs or other measures certain other countries may impose on U.S. imports has increased with the new U.S. federal administration. These actions could increase our cost of goods sold and negatively impact our business and operating results. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials and production processes.

The marketing of our value-added products does not lend itself to instantaneous changes in selling prices. In addition, if we increase prices to offset higher costs, we could experience lower demand for our products and sales volumes. Conversely, decreases in our commodity and other input costs may create pressure on us to decrease our prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. If there is a lag between when costs increase and when we are able to increase selling prices, our profits margins may suffer. Production and pricing of commodities, on the other hand, are determined by constantly changing market forces of supply and demand over which we have limited or no control. Such factors include, among other things, weather patterns throughout the world, outbreaks of disease, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural, energy and trade policies of domestic and foreign governments. While fluctuations in significant cost structure components, such as ingredient commodities and fuel prices, have had a significant impact on profitability over the last three years, the impact of general price inflation on our financial position and results of operations has also been significant. Current inflationary market conditions may have a negative impact on future earnings. Future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

No equity securities were repurchased during the first quarter of fiscal 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: March 7, 2025	By:	/s/ Cindy Matthews-Morales
Cindy Matthews-Morales
Chief Financial Officer, Secretary
(Duly Authorized Officer, Principal Financial and Accounting Officer)

25 of 25