Form 10-Q
period 2025-04-18
BRIDGFORD FOODS CORP
filed 2025-06-02
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 18, 2025

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

As of June 2, 2025, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods”, “Company”, “we”, “us” or “our” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Page
Part I. Financial Information	3

Item 1. Financial Statements	3

a. Condensed Consolidated Balance Sheets as of April 18, 2025 (unaudited) and November 1, 2024	3

b. Condensed Consolidated Statements of Operations for the twelve and twenty-four weeks ended April 18, 2025 (unaudited) and April 19, 2024 (unaudited)	4

c. Condensed Consolidated Statements of Shareholders’ Equity for the twelve and twenty-four weeks ended April 18, 2025 (unaudited) and April 19, 2024 (unaudited)	5

d. Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended April 18, 2025 (unaudited) and April 19, 2024 (unaudited)	6

e. Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	24

Part II. Other Information	25

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Mine Safety Disclosures	25

Item 5. Other Information	25

Item 6. Exhibits	26

Signatures	27

2 of 27

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	April 18, 2025	November 1, 2024
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$2,277	$10,230
Accounts receivable, less allowance for credit losses of $88 and $110, respectively, and promotional allowances of $1,742 and $2,399, respectively	27,753	30,404
Inventories, net	40,055	33,338
Refundable income taxes	3,550	3,408
Prepaid expenses and other current assets	2,005	609
Total current assets	75,640	77,989

Property, plant and equipment, net of accumulated depreciation and amortization of $79,801 and $77,160, respectively	63,122	64,634
Other non-current assets	13,681	14,731
Total assets	$152,443	$157,354

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,702	$5,672
Accrued payroll, advertising, and other expenses	6,865	6,323
Income taxes payable	274	274
Current notes payable - equipment	2,340	1,084
Current right-of-use leases payable	1,136	1,098
Other current liabilities	1,200	2,002
Total current liabilities	19,517	16,453

Long-term notes payable - equipment	-	1,702
Deferred income taxes, net	7,622	7,622
Long-term right-of-use leases payable	1,661	2,235
Executive retirement, pension plans and other	480	1,206
Total long-term liabilities	9,763	12,765

Total liabilities	29,280	29,218

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	114,438	119,411
Accumulated other comprehensive loss	(8,707)	(8,707)
Total shareholders’ equity	123,163	128,136
Total liabilities and shareholders’ equity	$152,443	$157,354

See accompanying notes to Condensed Consolidated Financial Statements.

3 of 27

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended		24 weeks ended
	April 18, 2025	April 19, 2024	April 18, 2025	April 19, 2024

Net sales	$50,639	$47,314	$103,184	$102,156
Cost of products sold	39,568	36,588	79,228	75,392

Gross margin	11,071	10,726	23,956	26,764

Selling, general and administrative expenses	14,286	13,974	29,198	29,001
Gain on sale of property, plant, and equipment	(28)	(2)	(44)	(2)
Operating loss	(3,187)	(3,246)	(5,198)	(2,235)

Other income (expense)
Interest (expense) income	(93)	25	(182)	(145)
Cash surrender value (loss) gain	(1,495)	149	(961)	1,053
Total other (expense) income	(1,588)	174	(1,143)	908

Loss before taxes	(4,775)	(3,072)	(6,341)	(1,327)
Benefit on income taxes	(915)	(877)	(1,368)	(367)

Net loss	$(3,860)	$(2,195)	$(4,973)	$(960)

Basic loss per share	$(0.43)	$(0.24)	$(0.55)	$(0.11)

Shares used to compute basic loss per share	9,076,832	9,076,832	9,076,832	9,076,832

See accompanying notes to Condensed Consolidated Financial Statements.

4 of 27

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

24 weeks ended April 19, 2024, and April 18, 2025

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 3, 2023	9,076	$9,134	$8,298	$122,792	$(10,689)	$129,535
Net loss	-	-	-	(960)	-	(960)
Balance, April 19, 2024	9,076	$9,134	$8,298	$121,832	$(10,689)	$128,575

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 1, 2024	9,076	$9,134	$8,298	$119,411	$(8,707)	$128,136
Net loss	-	-	-	(4,973)	-	(4,973)
Balance, April 18, 2025	9,076	$9,134	$8,298	$114,438	$(8,707)	$123,163

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended April 19, 2024 and April 18, 2025

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, January 26, 2024	9,076	$9,134	$8,298	$124,027	$(10,689)	$130,770
Net loss	-	-	-	(2,195)	-	(2,195)
Balance, April 19, 2024	9,076	$9,134	$8,298	$121,832	$(10,689)	$128,575

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, January 24, 2025	9,076	$9,134	$8,298	$118,298	$(8,707)	$127,023
Net loss	-	-	-	(3,860)	-	(3,860)
Balance, April 18, 2025	9,076	$9,134	$8,298	$114,438	$(8,707)	$123,163

See accompanying notes to Condensed Consolidated Financial Statements.

5 of 27

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	24 weeks ended
	April 18, 2025	April 19, 2024
Cash flows from operating activities:

Net loss	$(4,973)	$(960)

Adjustments to reconcile loss to net cash (used in) provided by operating activities:

Depreciation and amortization	3,104	3,106
Provision for (recovery of ) credit losses on accounts receivable	343	(132)
Decrease in promotional allowances	(657)	(639)
Gain on sale of property, plant, and equipment	(44)	(2)

Changes in operating assets and liabilities:

Accounts receivable, net	2,965	2,962
Inventories, net	(6,717)	1,298
Prepaid expenses and other current assets	(1,396)	(1,373)
Refundable income taxes	(142)	(1,613)
Other non-current assets	1,050	(1,054)
Accounts payable	2,030	406
Accrued payroll, advertising, and other expenses	542	701
Other current liabilities	(810)	(136)
Executive retirement, pension plans and other	(721)	(1,562)

Net cash (used in) provided by operating activities	(5,426)	1,002

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	28	2
Additions to property, plant, and equipment	(1,576)	(1,869)

Net cash used in investing activities	(1,548)	(1,867)

Cash flows from financing activities:
Change in lease and right-of-use obligations	(532)	(623)
Repayments of notes payable - equipment	(447)	(431)

Net cash used in financing activities	(979)	(1,054)

Net decrease in cash and cash equivalents	(7,953)	(1,919)

Cash and cash equivalents at beginning of period	10,230	15,708

Cash and cash equivalents at end of period	$2,277	$13,789

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$3	$1,248
Cash paid for interest	$182	$145

See accompanying notes to Condensed Consolidated Financial Statements.

6 of 27

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies:

The unaudited Condensed Consolidated Financial Statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve and twenty-four weeks ended April 18, 2025 and April 19, 2024 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Quarterly Report on Form 10-Q for our second fiscal quarter ended April 18, 2025 (this Report) should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2024 (the “Annual Report”). Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements, if any, and their effect on the Company are discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

The November 1, 2024, balance sheet amounts within these interim Condensed Consolidated Financial Statements were derived from the audited fiscal year 2024 consolidated financial statements included in the Company’s Annual Report.

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

Cash and cash equivalents totaled $2,277 as of April 18, 2025, all of which were held at Wells Fargo Bank N.A., except for $300 with Bank of America. Cash and cash equivalents totaled $10,230 as of November 1, 2024, all of which were held at Wells Fargo Bank N.A, except for $1,000 with Bank of America.

Comprehensive income or loss

Comprehensive income or loss consists of net loss and additional minimum pension liability adjustments. There were no differences between net loss and comprehensive loss during each of the twelve and twenty-four weeks ended April 18, 2025, and April 19, 2024, respectively.

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twenty-four weeks ended April 18, 2025, and April 19, 2024, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
April 18, 2025	29.7%	25.2%	14.1%	24.2%
April 19, 2024	28.4%	25.1%	14.5%	22.1%

The table below shows customers that accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve weeks ended April 18, 2025, and April 19, 2024, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
April 18, 2025	31.3%	25.2%	13.1%	24.2%
April 19, 2024	28.4%	25.1%	13.3%	22.1%

7 of 27

Revenue recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers upon passage of title to the customer. Products are delivered to customers primarily through common carrier, or through a Company-owned direct-store-delivery system.

The Company recognizes revenue for the sale of the product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon product shipment, pickup or delivery to a customer based on terms of the sale. Contracts with customers are typically short-term in nature with completion of a single performance obligation. Products are sold to foodservice, retail, institutional and other distribution channels. Shipping and handling that occurs after the customer has obtained control of the product is recorded as a fulfillment cost rather than an additional performance obligation. Costs paid to third party brokers to obtain contracts are recognized as part of selling expenses. Other sundry items in context of the contract are also recognized as selling expenses. Any taxes collected on behalf of the government are excluded from net revenue.

We record revenue at the transaction price which is measured as the amount of consideration we anticipate receiving in exchange for providing products to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction to sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for the twelve weeks ended April 18, 2025, and April 19, 2024, were $4,219 and $3,871, respectively. Promotional allowances deducted from sales for the twenty-four weeks ended April 18, 2025, and April 19, 2024, were $8,042 and $8,051, respectively.

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

Subsequent events

Management has evaluated events subsequent to April 18, 2025, through the date that the accompanying Condensed Consolidated Financial Statements were filed with the Securities and Exchange Commission (the “SEC”) for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

The Company maintains a line of credit with Wells Fargo Bank, N.A. that expires on November 30, 2025. Under the terms of the revolving line of credit note, we may borrow up to $7,500 from time to time up to November 30, 2025, at an interest rate equal to (a) the daily simple secured overnight financing rate plus 2.0%, or if unavailable, (b) the prime rate, in each case as determined by the bank. See Note 6 - Equipment Notes Payable and Financial Arrangements - Revolving Credit Facility for further details. The Company borrowed $2,000 under this line of credit on May 20, 2025.

No material events were identified that require adjustment to the financial statements or additional disclosure.

Basic loss per share

Basic loss per share is calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or other potentially dilutive convertible securities were outstanding as of April 18, 2025, or April 19, 2024.

8 of 27

Recently issued accounting pronouncements and regulations

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (ASC 326), which provides guidance on measurement of credit losses on financial instruments. This ASU adds a current expected credit loss impairment model to GAAP that is based on expected losses rather than incurred losses whereby a broader range of reasonable and supportable information is required to be utilized in order to derive credit loss estimates. The Company adopted this standard on November 4, 2023 which did not have a material or significant impact on the Company’s Consolidated Financial Statements as it has been our policy to estimate and record credit losses on trade accounts receivable.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes – Improvements to Income Tax Disclosures. ASU No. 2023-09 is designed to strengthen the clarity and interpretation of income tax disclosures in order to better assess and understand the impact of taxes on an entity’s operations including risk and opportunities. ASU No. 2023-09 is effective for the Company in fiscal years beginning after December 15, 2024, our fiscal year 2026, and will be applied prospectively. The Company is currently evaluating the guidance and its impact to the financial statements.

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

In November 2024 and January 2025, respectively, the FASB issued ASU No. 2024-03 and ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures – Disaggregation of Income Statement Expenses. ASU No. 2024-03 and ASU No. 2025-01 seek to separately disaggregate expenses on inventory, employee compensation, depreciation and other items included within each income statement line item that contains these expenses. ASU No. 2024-03 is effective for the Company in fiscal years beginning after December 15, 2026, our fiscal year 2027, and will be applied prospectively. The Company is currently evaluating the guidance and its impact to the financial statements.

Note 2 – Inventories, net:

Inventories are comprised of the following at the respective period ends:

	April 18, 2025	November 1, 2024
Meat, ingredients, and supplies	$11,794	$10,314
Work in progress	5,251	2,633
Finished goods	23,010	20,391
	$40,055	$33,338

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any estimated excess, obsolete inventories, or impaired balances to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. The reserve for slow moving and obsolete inventory was $1,201 as of April 18, 2025 and $1,115 as of November 1, 2024. We maintain a net realizable value reserve of $1,804 as of April 18, 2025, and $1,467 as of November 1, 2024, on products in inventory after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

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

The Company leased one refrigerated truck received on May 10, 2024, for a net present value of $166. The seven-year lease for this truck will expire in fiscal year 2031. Amortization of equipment as a finance lease was $12 during the twelve weeks ended April 18, 2025.

9 of 27

The Company performed a detailed analysis and determined that the only indications of a long-term lease in addition to transportation leases for long-haul trucks through July 11, 2024 and for the refrigerated truck were the warehouse leases with Racine Partners 4333 LLC and Hogshed Ventures, LLC.

The Company’s five-year term lease with Racine Partners 4333 LLC, was effective June 1, 2022. An ROU asset of $1,924 and corresponding liability for warehouse storage space of $1,992 as of April 18, 2025, was recorded for Racine Partners 4333 LLC for 43rd Street in Chicago, Illinois. This lease does not provide an implicit rate and we estimated our incremental interest rate to be approximately 3.68%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments. We leased warehouse storage space from Hogshed Ventures, LLC for 40th Street in Chicago, Illinois, during fiscal year 2024. We leased this space under a non-cancelable operating lease. This lease terminated on June 30, 2024 and was not renewed.

We, as lessor, leased a parking lot in Anaheim, California with a five-year term effective May 29, 2024, to a tenant. Both current and non-current receivables less executory costs including broker’s commissions were recorded in current and non-current assets in the amount of $173 and $605, respectively, as of April 18, 2025. Unearned revenue was also recorded in current and non-current liabilities in the amount of $170 and $635, respectively, in the consolidated balance sheets as of April 18, 2025. This lease does not provide an implicit rate, and we estimated our incremental interest rate to be approximately 7.34%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments. Legal ownership does not transfer at the end of the lease. We retain ownership of the parking lot. There is no net book value of the underlying asset.

The following is a schedule by years of future minimum lease payments for transportation leases and ROU assets:

Fiscal Year	Financial Obligations
2025	$592
2026	1,206
2027	748
2028	253
Later Years	272
Total Minimum Lease Payments(a)	$3,071
Less: Amount representing executory costs	(45)
Less: Amount representing interest(b)	-
Present value of future minimum lease payments(c)	$3,026

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Part I. Financial Information, Item 1. a., Condensed Consolidated Balance Sheets, as current and noncurrent obligations are finance leases of $70 under other current liabilities and $159 under executive retirement, pension plans and other, respectively, and ROU leases payable of $1,136 and $1,661 are disclosed as line items current right-of-use leases payable and long-term right-of-use leases payable, respectively, as of April 18, 2025.

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

10 of 27

The following segment information is presented for the twelve weeks ended April 18, 2025, and April 19, 2024, respectively.

Segment Information
Twelve weeks Ended April 18, 2025	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$13,313	$37,326	$-	$50,639
Cost of products sold	9,870	29,698	-	39,568
Gross margin	3,443	7,628	-	11,071
SG&A	3,201	11,085	-	14,286
Gain on sale of property, plant, and equipment	(4)	(24)	-	(28)
Operating income (loss)	246	(3,433)	-	(3,187)

Total assets	$17,859	$114,056	$20,528	$152,443
Additions to PP&E	$39	$1,006	$-	$1,045

Twelve weeks Ended April 19, 2024	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$12,905	$34,409	$-	$47,314
Cost of products sold	9,496	27,092	-	36,588
Gross margin	3,409	7,317	-	10,726
SG&A	3,224	10,750	-	13,974
Gain on sale of property, plant, and equipment	-	(2)	-	(2)
Operating income (loss)	185	(3,431)	-	(3,246)

Total assets	$15,259	$117,203	$31,931	$164,393
(Disposals) additions to PP&E	$(320)	$329	$-	$9

The following segment information is presented for the twenty-four weeks ended April 18, 2025, and April 19, 2024, respectively.

Twenty-four weeks Ended April 18, 2025	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$27,842	$75,342	$-	$103,184
Cost of products sold	20,454	58,774	-	79,228
Gross margin	7,388	16,568	-	23,956
SG&A	6,571	22,627	-	29,198
Gain on sale of property, plant, and equipment	(4)	(40)	-	(44)
Operating income (loss)	821	(6,019)	-	(5,198)

Total assets	$17,859	$114,056	$20,528	$152,443
Additions to PP&E	$286	$1,290	$-	$1,576

Twenty-four weeks Ended April 19, 2024	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$27,304	$74,852	$-	$102,156
Cost of products sold	19,782	55,610	-	75,392
Gross margin	7,522	19,242	-	26,764
SG&A	6,666	22,335	-	29,001
Gain on sale of property, plant, and equipment	-	(2)	-	(2)
Operating income (loss)	856	(3,091)	-	(2,235)

Total assets	$15,259	$117,203	$31,931	$164,393
Additions to PP&E	$502	$1,367	$-	$1,869

11 of 27

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended April 18, 2025, and April 19, 2024, respectively.

Twelve weeks Ended April 18, 2025

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct-store-delivery	$22,061	$-	$22,061
Direct customer warehouse	15,265	-	15,265
Total Snack Food Products	37,326	-	37,326

Distributors	2,064	11,249	13,313
Total Frozen Food Products	2,064	11,249	13,313

Totals	$39,390	$11,249	$50,639

Twelve weeks Ended April 19, 2024

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct-store-delivery	$24,039	$-	$24,039
Direct customer warehouse	10,370	-	10,370
Total Snack Food Products	34,409	-	34,409

Distributors	1,317	11,588	12,905
Total Frozen Food Products	1,317	11,588	12,905

Totals	$35,726	$11,588	$47,314

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)

Includes sales to foodservice distributors, restaurant operators, hotel chains and non-commercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twenty-four weeks ended April 18, 2025, and April 19, 2024, respectively.

Twenty-four weeks Ended April 18, 2025

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$48,768	$-	$48,768
Direct customer warehouse	26,574	-	26,574
Total Snack Food Products	75,342	-	75,342

Distributors	4,682	23,160	27,842
Total Frozen Food Products	4,682	23,160	27,842

Totals	$80,024	$23,160	$103,184

Twenty-four weeks Ended April 19, 2024 Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$52,024	$-	$52,024
Direct customer warehouse	22,828	-	22,828
Total Snack Food Products	74,852	-	74,852

Distributors	4,001	23,303	27,304
Total Frozen Food Products	4,001	23,303	27,304

Totals	$78,853	$23,303	$102,156

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and non-commercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

12 of 27

Note 5 – Income Taxes:

The Company’s effective tax rate was 27.2% and 28.5% for the second quarter of fiscal years 2025 and 2024, respectively. The effective tax rate for the second quarter of fiscal year 2025 reflects the impact of $1,301 of tax benefit.

As of April 18, 2025, the Company did not have any valuation allowance against its federal net deferred tax assets. Management reevaluated the need for a valuation allowance at the end of 2022 and determined that some of its California net operating losses (“NOL”) may not be utilized. Therefore, a valuation allowance of $99 has been retained for such portion of the California NOL. As of April 18, 2025, the Company had NOL carryforwards of approximately $0 for federal and $5,000 for state purposes. The state loss carryforwards will expire at various dates through 2040.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2021 through 2023. We are subject to income tax in Texas and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years 2020 through 2023.

Note 6 – Equipment Notes Payable and Financial Arrangements:

Revolving Credit Facility

On November 30, 2024, we entered into a sixth amendment to the credit agreement with Wells Fargo Bank, N.A. dated March 1, 2018, as amended, and also executed a revolving line of credit note pursuant to the amendment. The revolving line of credit note replaced the then-existing note that expired by its terms on November 30, 2024. Under the terms of this amendment and the revolving line of credit note, we may borrow up to $7,500 from time to time up to November 30, 2025, at an interest rate equal to (a) the daily simple secured overnight financing rate plus 2.0%, or if unavailable, (b) the prime rate, in each case as determined by the bank. The line of credit has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on November 30, 2025. See Note 1 - Summary of Significant Accounting Policies - Subsequent Events for further details.

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

The following table reflects major components of our revolving credit facility and equipment note payable as of April 18, 2025, and November 1, 2024, respectively.

	April 18, 2025	November 1, 2024

Revolving credit facility	$-	$-
Equipment note payable:
3.68% note due 04/16/27	2,340	2,786
Total debt	2,340	2,786
Less current debt	(2,340)	(1,084)
Total long-term debt	$-	$1,702

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

As of April 18, 2025, the Company was in violation of the Fixed Charge Coverage Ratio covenant which was waived for the fiscal quarter ended April 18, 2025 (per letter dated June 2, 2025). The Company was in compliance with all loan covenants as of November 1, 2024.

We do not anticipate being in compliance with the Fixed Charge Coverage Ratio covenant of the Credit Agreement during the third and fourth fiscal quarters of 2025. Our inability to meet financial covenant requirements of the Credit Agreement may impact our liquidity. We are discussing potential solutions with Wells Fargo Bank, N.A., regarding amendment or renewal of the revolving line of credit. We have reclassified $1,239 of equipment note payable from a long-term notes payable - equipment to a current notes payable – equipment in compliance with ASC 470 Debt. We plan to implement a price increase on our products to help offset some of the higher costs for meat commodities and are focused on reducing selling, general and administrative expenses. Certain factors such as increased commodity costs, tariffs, willingness of customers to accept price increases and inflation of input costs, to name a few, may cause future outcomes to differ materially from those foreseen in forward-looking statements.

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

Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; macroeconomic conditions, including global financial pressures, inflation, market volatility, and recessionary concerns; fluctuations in commodity costs, including as a result of political and economic conditions and current or prospective tariffs; success of operating initiatives; development and operating costs; trends impacting the purchasing behavior of our customers and consumers; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions, including the effects of climate change and changes in the regulatory environment and consumer demand to mitigate these effects; construction schedules; supply chain, consumer demand, and cost of products sold; the impact of competitive products and pricing, and other factors referenced in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”). In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of April 30, 2025, was 5.62% as compared to 5.16% as of November 1, 2024. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

On May 22, 2024, we transitioned our pension plan assets held with Morgan Stanley Smith Barney LLC to align with our updated investment policy statement to shift away from equities to fixed income. This derisking strategy helps establish a basis for our investment results as well as helping to ensure that assets of the Plan are managed in accordance with the Employment Retirement Income Security Act of 1974 and regulations pertaining thereto.

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

15 of 27

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the twenty-four weeks ended April 18, 2025, and April 19, 2024, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
April 18, 2025	29.7%	25.2%	14.1%	24.2%
April 19, 2024	28.4%	25.1%	14.5%	22.1%

The table below shows customers that accounted for more than 20% of consolidated accounts receivable or 10% of consolidated sales for the twelve weeks ended April 18, 2025, and April 19, 2024, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
April 18, 2025	31.3%	25.2%	13.1%	24.2%
April 19, 2024	28.4%	25.1%	13.3%	22.1%

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

Snack Food Products Segment

Our Snack Food Products segment primarily distributes products manufactured by us. All items within this segment are considered similar products and have been aggregated at this level. The dry sausage division includes products such as jerky, meat snacks, salami, sausage, and pepperoni products. During the second quarter of fiscal year 2025, our snack food products division sold approximately 170 different items through customer-owned distribution centers and a direct-store-delivery network serving approximately 21,000 supermarkets, mass merchandise and convenience retail stores located in all 50 states.

Products produced or distributed by the Snack Food Products segment are supplied to customers through either direct delivery to customer warehouses or direct-store-delivery to retail locations. We utilize customer managed warehouse distribution centers to lower distribution cost. Products delivered to the customer’s warehouse are then distributed to the store where they are resold to the end consumer. Our direct-store-delivery system focus emphasizes high quality service and supply of our premium branded and private label products to our customers. We also provide the service of setting up and maintaining the display of and restocking our products.

16 of 27

Results of Operations for the Twelve Weeks Ended April 18, 2025, and April 19, 2024

Net Sales-Consolidated

Net sales increased by $3,325 (7.0%) to $50,639 in the second twelve-week period of the 2025 fiscal year compared to the same twelve-week period in fiscal year 2024. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	4.8	2,528
Unit sales volume in pounds	1.5	793
Returns activity	1.3	558
Promotional activity	-0.6	(554)
Increase in net sales	7.0	3,325

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $408 (3.2%) to $13,313 in the second twelve-week period of the 2025 fiscal year compared to the same twelve-week period in fiscal year 2024. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	5.6	846
Unit sales volume in pounds	-2.9	(438)
Returns activity	-	3
Promotional activity	0.5	(3)
Increase in net sales	3.2	408

Net sales for the Frozen Food Products segment increased due to higher selling prices per pound partially offset by lower unit sales volume in pounds compared to the same period in the prior year. Other institutional Frozen Food Products dollar sales, including sheet dough and rolls, decreased 5% and retail dollar sales volume increased by 27% resulting in higher net sales compared to the same period last year. Consumers are purchasing more from retail stores while visits to foodservice establishments have decreased slightly compared to the prior year period. Returns activity remained consistent compared to the same twelve-week period in the 2024 fiscal year. Promotional activity was lower as a percentage of sales but higher in dollars during the fiscal year 2025 period.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $2,917 (8.5%) to $37,326 in the second twelve-week period of the 2025 fiscal year compared to the same twelve-week period in fiscal year 2024. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	4.5	1,683
Unit sales volume in pounds	3.3	1,232
Returns activity	1.8	554
Promotional activity	-1.1	(552)
Increase in net sales	8.5	2,917

Net sales of Snack Food Products increased due to both higher selling prices per pound and higher unit sales volume in pounds during the second quarter of fiscal year 2025. We believe demand increased primarily due to a shift in consumer spending habits toward purchasing less expensive private-label snack foods including meat product purchases in order to reduce their expenses. The weighted average selling price per pound increased compared to the same twelve-week period in the prior fiscal year due to price increases on select products with lower or negative margins. Returns activity decreased compared to the same twelve-week period in the 2024 fiscal year. Promotional activity was higher than the same twelve-week period in fiscal year 2024 due to higher sales volume in pounds.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations increased on a consolidated basis by $2,980 (8.1%) to $39,568 in the second twelve-week period of the 2025 fiscal year compared to the same twelve-week period in fiscal year 2024. The gross margin decreased to 21.9% in the second twelve-weeks of fiscal year 2025 compared to 22.7% in the same twelve-week period in fiscal year 2024.

Change in Cost of Products Sold by Segment	$	Consolidated %	Commodity $ Increase (Decrease)
Frozen Food Products Segment	374	1.0	(44)
Snack Food Products Segment	2,606	7.1	1,435
Total	2,980	8.1	1,391

17 of 27

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $374 (3.9%) to $9,870 in the second twelve-week period of the 2025 fiscal year compared to the same twelve-week period in fiscal year 2024. The cost of purchased flour decreased by approximately $44 based on global economic conditions in the second twelve-week period of fiscal year 2025 compared to the same twelve-week period in fiscal year 2024. The cost of eggs has increased by $56 compared to the prior year period due to limited available inventory from suppliers as a result of the avian influenza. The gross margin decreased to 25.9% in the second twelve-weeks of fiscal year 2025 compared to 26.4% in the same twelve-week period in fiscal year 2024. Gross overhead increased as a result of higher healthcare expenses, temporary labor costs and repairs and maintenance on buildings and processing equipment.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $2,606 (9.6%) to $29,698 in the second twelve-week period of the 2025 fiscal year compared to the same twelve-week period in fiscal year 2024 due to higher meat commodity costs. The cost of meat commodities increased by approximately $1,435 due to a limited supply of cattle ready for market and other unfavorable market conditions in the second twelve-week period of fiscal year 2025 compared to the same period in fiscal year 2024. The gross margin decreased to 20.4% in the second twelve-weeks of fiscal year 2025 compared to 21.3% in the same twelve-week period in fiscal year 2024. We maintain a net realizable reserve of $1,804 on products as of April 18, 2025, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product. We increased our net realizable value reserve by $391 during the twelve weeks ended April 18, 2025. Freight costs increased by $339 during the second twelve-week period of the 2025 fiscal year compared to the same twelve-week period in the prior year.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) increased by $312 (2.2%) to $14,286 in the second twelve-week period of fiscal year 2025 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	April 18, 2025	April 19, 2024	Increase (Decrease)
Wages and bonus	$5,203	$4,814	$389
Vehicle repairs	123	455	(332)
Healthcare costs	904	656	248
Product advertising	2,101	2,318	(217)
Other SG&A	5,955	5,731	224
Total - SG&A	$14,286	$13,974	$312

Higher sales volume in pounds resulted in higher wages and bonus expenses in the second twelve weeks of the 2025 fiscal year compared to the same period in the prior fiscal year. Vehicle repairs and maintenance decreased compared to the prior year mainly due to replacing aging vehicles throughout the fiscal year. Healthcare costs have increased due to unfavorable claim trends. Product advertising decreased mainly due to renegotiation of commission percentages with brokers. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher allowances for doubtful accounts and higher travel expense partially offset by lower telephone expense.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $23 (0.7%) to $3,201 in the second twelve-week period of fiscal year 2025 compared to the same twelve-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to a decrease in product advertising, including broker commission, partially offset by higher healthcare costs and hourly wages.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $335 (3.1%) to $11,085 in the second twelve-week period of fiscal year 2025 compared to the same twelve-week period in the prior fiscal year. Most of the increase was due to higher wages and bonuses on increased sales volume and higher healthcare expenses.

Income Taxes-Consolidated

Income tax for the twelve weeks ended April 18, 2025, and April 19, 2024, respectively, was as follows:

	April 18, 2025	April 19, 2024
(Benefit on) provision for income taxes	$(915)	$(877)

Effective tax rate	19.2%	28.5%

We recorded a benefit on income taxes of $915 for the twelve-week period ended April 18, 2025, and a benefit on income taxes of $877 for the twelve-week period ended April 19, 2024, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies, and state income taxes.

18 of 27

Results of Operations for the Twenty-Four Weeks Ended April 18, 2025, and April 19, 2024

Net Sales-Consolidated

Net sales increased by $1,028 (1.0%) to $103,184 in the twenty-four-week period ended April 18, 2025, compared to the same twenty-four-week period in fiscal year 2024. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	3.9	4,368
Unit sales volume in pounds	-2.8	(3,134)
Returns activity	-0.1	(75)
Promotional activity	-	(131)
Increase in net sales	1.0	1,028

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment increased by $538 (2.0%) to $27,842 in the twenty-four-week period ended April 18, 2025, compared to the same twenty-four-week period in fiscal year 2024. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	3.6	1,128
Unit sales volume in pounds	-2.3	(712)
Returns activity	-	(9)
Promotional activity	0.7	131
Increase in net sales	2.0	538

The increase in net sales for the twenty-four-week period ended April 18, 2025, primarily relates to higher selling prices per pound partially offset by lower unit sales volume in pounds. Other institutional Frozen Food Products sales, including sheet dough and rolls, decreased 1% by volume while retail sales volume increased by 7%. Returns activity was even as a percentage of sales and slightly higher in absolute dollars compared to the same twenty-four-week period in the 2024 fiscal year. Promotional activity was both lower in absolute dollars and as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $490 (0.7%) to $75,342 in the twenty-four-week period ended April 18, 2025, compared to the same twenty-four-week period in fiscal year 2024. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	4.0	3,240
Unit sales volume in pounds	-3.0	(2,422)
Returns activity	-0.1	(66)
Promotional activity	-0.2	(262)
Increase in net sales	0.7	490

Net sales of Snack Food Products increased due to higher selling price per pound partially offset by lower unit sales volume in pounds during the twenty-four weeks ended April 18, 2025. We believe demand decreased primarily due to inflationary pressures on consumer spending habits as consumers have pulled back on meat product purchases. The weighted average selling price per pound increased compared to the same twenty-four-week period in the prior fiscal year due to changes in product mix. Returns activity was higher compared to the same twenty-four-week-period in the 2024 fiscal year. Promotional activity during the first twenty-four weeks of fiscal year 2025 period was higher compared to the same period in the prior fiscal year.

19 of 27

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations increased on a consolidated basis increased by $3,836 (5.1%) to $79,228 in the twenty-four-week period ended April 18, 2025, compared to the same twenty-four-week period in fiscal year 2024. The gross margin decreased to 23.2% during the fiscal year 2025 period compared to 26.2% in the same period in the prior fiscal year.

Change in Cost of Products Sold by Segment	$	Consolidated %	Commodity $ Increase (Decrease)
Frozen Food Products Segment	672	0.9	(108)
Snack Food Products Segment	3,164	4.2	2,280
Total	3,836	5.1	2,172

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $672 (3.4%) to $20,454 in the first twenty-four-week period of the 2025 fiscal year compared to the same twenty-four-week period in fiscal year 2024. Higher gross overhead and distribution costs were the primary contributing factors to this increase. The cost of purchased flour decreased approximately $108 in the first twenty-four-week period of fiscal year 2025 compared to the same twenty-four-week period in fiscal year 2024. However, the cost of eggs has increased by $89 in the first twenty-four weeks of fiscal year 2025 compared to the prior year period due to limited available inventory from suppliers as a result of the avian influenza.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $3,164 (5.7%) to $58,774 in the first twenty-four-week period of the 2025 fiscal year compared to the same twenty-four-week period in fiscal year 2024 due to higher meat commodity costs of approximately $2,280 due to higher pressure on the commodity market. We increased our net realizable value reserve by $338 during the twenty-four weeks ended April 18, 2025, in consideration of higher meat commodity costs and lower gross margins. We maintain a net realizable reserve of $1,804 on products as of April 18, 2025, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $197 (0.7%) to $29,198 in the twenty-four-week period ended April 18, 2025, compared to the same twenty-four-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	24 Weeks Ended		Expense
	April 18, 2025	April 19, 2024	Increase (Decrease)
Product advertising	$3,360	$3,875	$(515)
Vehicle repairs	404	885	(481)
Provision for bad debt	343	(132)	475
Healthcare costs	1,779	1,448	331
Wages and bonus	10,989	10,748	241
Outside storage	659	876	(217)
Travel expenses	1,405	1,222	183
Other SG&A	10,259	10,079	180
Total - SG&A	$29,198	$29,001	$197

Product advertising decreased mainly due to renegotiation of commission percentages with brokers in the Frozen Food Products segment and decreased fees paid under brand licensing agreements in the Snack Food Products segment during the twenty-four weeks ended April 18, 2025. Vehicle repairs and maintenance decreased compared to the prior year mainly due to replacing aging vehicles throughout the fiscal year. The provision for bad debt increased due to the credit losses related to the bankruptcy filing of one of our customers, Big Lots, in the amount of $364. Healthcare costs have increased due to unfavorable claim trends. Wages and bonus increased due to increases in hourly wages. Outside storage decreased primarily as a result of the need for less warehouse capacity to store products. Travel expenses increased due to participation in food shows and in-person business meetings. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher outside consulting fees and office supplies.

20 of 27

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $95 (1.4%) to $6,571 in the first twenty-four-week period of fiscal year 2025 compared to the same twenty-four-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower product advertising, including broker commissions, partially offset by higher travel expenses.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $292 (1.3%) to $22,627 in the first twenty-four-week period of fiscal year 2025 compared to the same twenty-four-week period in the prior fiscal year. Most of the increase was due to higher healthcare costs, higher provision for bad debt and higher travel expense partially offset by lower vehicle repairs.

Income Taxes-Consolidated

Income tax for the twenty-four weeks ended April 18, 2025, and April 19, 2024, respectively, was as follows:

	April 18, 2025	April 19, 2024
(Benefit on) provision for income taxes	$(1,368)	$(367)

Effective tax rate	21.6%	27.6%

We recorded a benefit on income taxes of $1,368 for the twenty-four-week period ended April 18, 2025, and a benefit on income taxes of $367 for the twenty-four-week period ended April 19, 2024, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

Liquidity and Capital Resources

The principal source of operating cash flows is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We evaluate cash and cash equivalents related to borrowing capacity and short-term and long-term investments. We normally fund our operations from cash balances and cash flow generated from operations. Recent losses may necessitate short-term or long-term borrowing to fund inventory purchases to meet customer orders. We are most focused on restoring profitability to the Company by driving top-line revenue growth and reducing costs. In line with this focus, the Company is in discussions with and has begun production of customer products under private-label arrangements with the goal of increasing product sales volume. Market data indicates that due to higher inflation and rising costs for basic needs, consumers are increasingly turning to private-label products to reduce their expenses. The Company is also seeking bids on its production materials to drive increased competition among its vendors while maintaining quality inputs at the best possible price. Additionally, we have maintained a revolving line of credit with Wells Fargo Bank, N.A. which has a borrowing capacity of up to $7,500 through November 30, 2025. We do not anticipate being in compliance with the Fixed Charge Coverage Ratio covenant of the Credit Agreement during the third and fourth fiscal quarters of 2025. Our inability to meet financial covenant requirements of the Credit Agreement may impact our liquidity. We are discussing potential solutions with Wells Fargo Bank, N.A., regarding amendment or renewal of the revolving line of credit. We have reclassified $1,239 of equipment note payable from a long-term notes payable - equipment to a current notes payable – equipment in compliance with ASC 470 Debt. We plan to implement a price increase on our products to help offset some of the higher costs for meat commodities and are focused on reducing selling, general and administrative expenses. Certain factors such as increased commodity costs, tariffs, willingness of customers to accept price increases and inflation of input costs, to name a few, may cause future outcomes to differ materially from those foreseen in forward-looking statements. Refer to Note 6 – Equipment Notes Payable and Financial Arrangements to the Condensed Consolidated Financial Statements included within this Report for further information. As of April 18, 2025, we had $2,340 of current debt on equipment loans, $56,123 of net working capital and $7,500 available under our revolving line of credit with Wells Fargo Bank, N.A. Additionally as of April 18, 2025, the Company was in violation of the Fixed Charge Coverage Ratio covenant of the Credit Agreement, which was waived for the fiscal quarter ended April 18, 2025 (per letter dated June 2, 2025).

All of our operating segments have been impacted by inflation, including higher costs for labor, freight and specific materials related to product manufacturing and delivery. We expect this trend to continue through the remainder of fiscal year 2025. Additionally, commodity costs, including meat and flour costs, have and may continue to fluctuate due to both political and economic conditions, including the ongoing conflicts between Ukraine and Russia and Israel and Palestine. Despite higher commodity costs like we are experiencing currently and in recent history, we may not be able to increase our product prices in a timely manner or sufficiently to offset such increased commodity or other costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Instances of higher interest rates, general price inflation or deflation, higher raw materials costs, labor shortages or supply chain issues could adversely affect the Company’s financial results and its liquidity. Higher product prices could potentially lower demand for our products and decrease volume. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, the performance of operating divisions, and economic conditions of capital markets. If we are unable to increase liquidity through mortgaging real estate or additional borrowing, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. With the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of inflation and interest rate volatility on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

21 of 27

Cash flows from operating activities for the twenty-four weeks ended:

	April 18, 2025	April 19, 2024
Net loss	$(4,973)	$(960)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,104	3,106
Provision for (recovery on) credit losses on accounts receivable	343	(132)
Decrease in promotional allowances	(657)	(639)
Gain on sale of property, plant, and equipment	(44)	(2)
Changes in operating working capital	(3,199)	(371)
Net cash used in (provided by) operating activities	$(5,426)	$1,002

For the twenty-four weeks ended April 18, 2025, net cash used in operating activities was $5,426, which was $6,428 more cash used than during the same period in fiscal year 2024. The increase in net cash used by operating activities primarily relates to an increase in inventory of $6,717, an increase in prepaid expenses and other current assets of $1,396, and a net loss of $4,973 partially offset by a decrease in accounts receivable of $2,965 and increase in accounts payable of $2,030. During the twenty-four-week period ended April 18, 2025, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 74 days for the twenty-four-week period ended April 18, 2025. The decrease in the cash conversion cycle from 91 days to 74 days for the twenty-four-week period ended April 19, 2024, was due to lower average days in inventory compared to the same period in the prior year.

Cash flows from investing activities for the twenty-four weeks ended:

	April 18, 2025	April 19, 2024
Proceeds from sale of property, plant, and equipment	$28	$2
Additions to property, plant, and equipment	(1,576)	(1,869)
Net cash used in investing activities	$(1,548)	$(1,867)

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

The table below highlights additions to property, plant and equipment for the twenty-four weeks ended:

	April 18, 2025	April 19, 2024
Changes in projects in process	$(3)	$445
Direct-store-delivery and sales vehicles	784	1,053
Packaging lines	82	-
Computer hardware and software	185	345
Temperature control	6	-
Processing equipment	23	26
Building improvement	477	-
Furniture and fixtures and forklifts	22	-
Additions to property, plant, and equipment	$1,576	$1,869

Cash flows from financing activities for the twenty-four weeks ended:

	April 18, 2025	April 19, 2024
Change in lease and right-of-use obligations	$(532)	$(623)
Repayment of notes payable - equipment	(447)	(431)
Net cash used in financing activities	$(979)	$(1,054)

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of April 18, 2025, 120,113 shares remained authorized for repurchase under the program.

22 of 27

Revolving Credit Facility

On November 30, 2024, we entered into a sixth amendment to the credit agreement with Wells Fargo Bank, N.A. dated March 1, 2018, as amended, and also executed a revolving line of credit note pursuant to the amendment. The revolving line of credit note replaced the then-existing note that expired by its terms on November 30, 2024. Under the terms of this amendment and the revolving line of credit note, we may borrow up to $7,500 from time to time up to November 30, 2025, at an interest rate equal to (a) the daily simple secured overnight financing rate plus 2.0%, or if unavailable, (b) the prime rate, in each case as determined by the bank. The line of credit has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on November 30, 2025.

Equipment Notes Payable

On each of December 26, 2018, April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020, we entered into master collateral loan and security agreements with Wells Fargo Bank, N.A. (collectively referred to as the “Wells Fargo Loan Agreements”).

The following table reflects major components of our revolving credit facility and equipment note payable as of April 18, 2025, and November 1, 2024, respectively.

	April 18, 2025	November 1, 2024

Revolving credit facility	$-	$-
Equipment note payable:
3.68% note due 04/16/27	2,340	2,786
Total debt	2,340	2,786
Less current debt	(2,340)	(1,084)
Total long-term debt	$-	$1,702

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

As of April 18, 2025, the Company was in violation of the Fixed Charge Coverage Ratio covenant which was waived for the fiscal quarter ended April 18, 2025 (per letter dated June 2, 2025).

We do not anticipate being in compliance with the Fixed Charge Coverage Ratio covenant of the Credit Agreement during the third and fourth fiscal quarters of 2025. Our inability to meet financial covenant requirements of the Credit Agreement may impact our liquidity. We are discussing potential solutions with Wells Fargo Bank, N.A., regarding amendment or renewal of the revolving line of credit. We have reclassified $1,239 of equipment note payable from a long-term notes payable - equipment to a current notes payable – equipment in compliance with ASC 470 Debt. We plan to implement a price increase on our products to help offset some of the higher costs for meat commodities and are focused on reducing selling, general and administrative expenses. Certain factors such as increased commodity costs, tariffs, willingness of customers to accept price increases and inflation of input costs, to name a few, may cause future outcomes to differ materially from those foreseen in forward-looking statements

Recently issued accounting pronouncements and regulations

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes – Improvements to Income Tax Disclosures. ASU No. 2023-09 is designed to strengthen the clarity and interpretation of income tax disclosures in order to better assess and understand the impact of taxes on an entity’s operations including risk and opportunities. ASU No. 2023-09 is effective for the Company in fiscal years beginning after December 15, 2024, our fiscal year 2026, and will be applied prospectively. The Company is currently evaluating the guidance and its impact to the financial statements.

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

23 of 27

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures – Disaggregation of Income Statement Expenses. ASU No. 2024-03 seeks to separately disaggregate expenses on inventory, employee compensation, depreciation and other items included within each income statement line item that contains these expenses. ASU No. 2024-03 is effective for the Company in fiscal years beginning after December 15, 2026, our fiscal year 2027, and will be applied prospectively. The Company is currently evaluating the guidance and its impact to the financial statements.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures – Disaggregation of Income Statement Expenses. ASU No. 2025-01 seeks to separately disaggregate expenses on inventory, employee compensation, depreciation and other items included within each income statement line item that contains these expenses. ASU No. 2025-01 is effective for the Company in fiscal years beginning after December 15, 2026, our fiscal year 2027, and will be applied prospectively. The Company is currently evaluating the guidance and its impact to the financial statements.

Off-Balance Sheet Arrangements

We are not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(b) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to help ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is collected and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

We maintain and evaluate a system of internal accounting controls, and a program designed to provide reasonable assurance that our assets are protected and that transactions are performed in accordance with proper authorization and are properly recorded. This system of internal accounting controls is continually reviewed and modified in response to evolving business conditions and operations and recommendations made by our independent registered public accounting firm. We have established a code of conduct. Our management believes that the accounting and internal control systems provide reasonable assurance that assets are safeguarded, and financial information is reliable.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting other than those discussed above that occurred during the fiscal quarter ended April 18, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We purchase large quantities of commodity pork, beef, and flour. Historically, market prices for products we process have fluctuated in response to a number of factors, including changes in the United States government farm support programs, changes in international agricultural and trading policies, weather, and other conditions during the growing and harvesting seasons. Our operating results are heavily dependent upon the prices paid for raw materials, as well as the available supply of commodities. Commodity costs have and may continue to fluctuate due to political and economic conditions, including the ongoing conflict between Ukraine and Russia. Further, the potential for the imposition of new or additional U.S. tariffs on imports as well as potential retaliatory tariffs or other measures certain other countries may impose on U.S. imports has increased with the new U.S. federal administration. These actions could further increase our cost of goods sold and negatively impact our business and operating results. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials and production processes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

No equity securities were repurchased during the second quarter of fiscal 2025.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: June 2, 2025	By:	/s/ Cindy Matthews-Morales
Cindy Matthews-Morales
Chief Financial Officer, Secretary
(Duly Authorized Officer, Principal Financial and Accounting Officer)

27 of 27