Form 10-Q
period 2025-07-11
BRIDGFORD FOODS CORP
filed 2025-08-22
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 11, 2025

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

As of August 22, 2025, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods”, “Company”, “we”, “us” or “our” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Page
Part I. Financial Information	3

Item 1. Financial Statements	3

a. Condensed Consolidated Balance Sheets as of July 11, 2025 (unaudited) and November 1, 2024	3

b. Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended July 11, 2025 (unaudited) and July 12, 2024 (unaudited)	4

c. Condensed Consolidated Statements of Shareholders’ Equity for the twelve and thirty-six weeks ended July 11, 2025 (unaudited) and July 12, 2024 (unaudited)	5

d. Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended July 11, 2025 (unaudited) and July 12, 2024 (unaudited)	6

e. Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	24

Part II. Other Information	25

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Mine Safety Disclosures	25

Item 5. Other Information	25

Item 6. Exhibits	26

Signatures	27

2 of 27

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	July 11, 2025	November 1, 2024
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$3,403	$10,230
Accounts receivable, less allowance for credit losses of $113 and $110, respectively, and promotional allowances of $1,742 and $2,399, respectively	23,413	30,404
Inventories, net	42,914	33,338
Refundable income taxes	2,443	3,408
Prepaid expenses and other current assets	1,452	609
Total current assets	73,625	77,989

Property, plant and equipment, net of accumulated depreciation and amortization of $80,291 and $77,160, respectively	62,073	64,634
Other non-current assets	17,029	14,731
Total assets	$152,727	$157,354

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,310	$5,672
Accrued payroll, advertising, and other expenses	7,738	6,323
Income taxes payable	274	274
Current notes payable - equipment	1,111	1,084
Revolving credit facility	2,000	-
Current right-of-use leases payable	1,155	1,098
Other current liabilities	1,205	2,002
Total current liabilities	20,793	16,453

Long-term notes payable - equipment	957	1,702
Deferred income taxes, net	7,622	7,622
Long-term right-of-use leases payable	1,363	2,235
Executive retirement, pension plans and other	466	1,206
Total long-term liabilities	10,408	12,765

Total liabilities	31,201	29,218

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 and 9,076,832 shares, respectively	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	112,801	119,411
Accumulated other comprehensive loss	(8,707)	(8,707)
Total shareholders’ equity	121,526	128,136
Total liabilities and shareholders’ equity	$152,727	$157,354

See accompanying notes to Condensed Consolidated Financial Statements.

3 of 27

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended		36 weeks ended
	July 11, 2025	July 12, 2024	July 11, 2025	July 12, 2024

Net sales	$51,954	$49,263	$155,138	$151,419
Cost of products sold	41,325	38,039	120,553	113,431

Gross margin	10,629	11,224	34,585	37,988

Selling, general and administrative expenses	14,608	14,445	43,806	43,446
(Gain) loss on sale of property, plant, and equipment	(123)	163	(167)	161
Operating loss	(3,856)	(3,384)	(9,054)	(5,619)

Other income (expense)
Interest expense	(102)	(75)	(284)	(220)
Cash surrender value gain	1,406	937	445	1,990
Total other income	1,304	862	161	1,770

Loss before taxes	(2,552)	(2,522)	(8,893)	(3,849)
Benefit on income taxes	(915)	(752)	(2,283)	(1,119)

Net loss	$(1,637)	$(1,770)	$(6,610)	$(2,730)

Basic loss per share	$(0.18)	$(0.20)	$(0.73)	$(0.30)

Shares used to compute basic loss per share	9,076,832	9,076,832	9,076,832	9,076,832

See accompanying notes to Condensed Consolidated Financial Statements.

4 of 27

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

36 weeks ended July 12, 2024, and July 11, 2025

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 3, 2023	9,076	$9,134	$8,298	$122,792	$(10,689)	$129,535
Net loss	-	-	-	(2,730)	-	(2,730)
Balance, July 12, 2024	9,076	$9,134	$8,298	$120,062	$(10,689)	$126,805

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 1, 2024	9,076	$9,134	$8,298	$119,411	$(8,707)	$128,136
Net loss	-	-	-	(6,610)		(6,610)
Balance, July 11, 2025	9,076	$9,134	$8,298	$112,801	$(8,707)	$121,526

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended July 12, 2024, and July 11, 2025

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, April 19, 2024	9,076	$9,134	$8,298	$121,832	$(10,689)	$128,575
Net loss	-	-	-	(1,770)	-	(1,770)
Balance, July 12, 2024	9,076	$9,134	$8,298	$120,062	$(10,689)	$126,805

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, April 18, 2025	9,076	$9,134	$8,298	$114,438	$(8,707)	$123,163

Net loss	-	-	-	(1,637)	-	(1,637)
Balance, July 11, 2025	9,076	$9,134	$8,298	$112,801	$(8,707)	$121,526

See accompanying notes to Condensed Consolidated Financial Statements.

5 of 27

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	36 weeks ended
	July 11, 2025	July 12, 2024
Cash flows from operating activities:

Net loss	$(6,610)	$(2,730)

Adjustments to reconcile loss to net cash (used in) provided by operating activities:

Depreciation and amortization	4,459	4,489
Provision for credit losses on accounts receivable	313	215
Decrease in promotional allowances	(589)	(1,449)
(Gain) loss on sale of property, plant, and equipment	(167)	161

Changes in operating assets and liabilities:

Accounts receivable, net	7,267	2,809
Inventories, net	(9,576)	5,661
Prepaid expenses and other current assets	(843)	(853)
Refundable income taxes	965	(2,452)
Other non-current assets	(2,298)	(2,704)
Accounts payable	1,638	755
Accrued payroll, advertising, and other expenses	1,415	1,041
Other current liabilities	(809)	(168)
Executive retirement, pension plans and other	(733)	(1,573)

Net cash (used in) provided by operating activities	(5,568)	3,202

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	151	14
Additions to property, plant, and equipment	(1,882)	(2,524)

Net cash used in investing activities	(1,731)	(2,510)

Cash flows from financing activities:
Change in lease and right-of-use obligations	(810)	226
Proceeds from bank borrowings	2,000	-
Repayments of notes payable - equipment	(718)	(688)

Net cash provided by (used in) financing activities	472	(462)

Net (decrease) increase in cash and cash equivalents	(6,827)	230

Cash and cash equivalents at beginning of period	10,230	15,708

Cash and cash equivalents at end of period	$3,403	$15,938

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$63	$1,334
Cash paid for interest	$284	$220
Non-cash receivable from tenant	736	913
Non-cash liability from tenant	764	933

See accompanying notes to Condensed Consolidated Financial Statements.

6 of 27

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies:

The unaudited Condensed Consolidated Financial Statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve and thirty-six weeks ended July 11, 2025 and July 12, 2024 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Quarterly Report on Form 10-Q for our third fiscal quarter ended July 11, 2025 (this “Report”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2024 (the “Annual Report”). Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year. Recent accounting pronouncements, if any, and their effect on the Company are discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

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

Cash and cash equivalents totaled $3,403 as of July 11, 2025, all of which were held at Wells Fargo Bank N.A., except for $118 with Bank of America. Cash and cash equivalents totaled $10,230 as of November 1, 2024, all of which were held at Wells Fargo Bank N.A, except for $1,000 with Bank of America.

Comprehensive income or loss

Comprehensive income or loss consists of net loss and additional minimum pension liability adjustments. There were no differences between net loss and comprehensive loss during each of the twelve and thirty-six weeks ended July 11, 2025, and July 12, 2024, respectively.

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the thirty-six weeks ended July 11, 2025, and July 12, 2024, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
July 11, 2025	31.4%	21.6%	14.2%	26.4%
July 12, 2024	27.0%	27.1%	14.8%	22.7%

The table below shows customers that accounted for more than 20% of consolidated AR or 10% of consolidated sales for the twelve weeks ended July 11, 2025, and July 12, 2024, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
July 11, 2025	34.8%	21.6%	14.5%	26.4%
July 12, 2024	24.1%	27.1%	15.3%	22.7%

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

We record revenue at the transaction price which is measured as the amount of consideration we anticipate receiving in exchange for providing products to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction in sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for the twelve weeks ended July 11, 2025, and July 12, 2024, were $4,297 and $4,489, respectively. Promotional allowances deducted from sales for the thirty-six weeks ended July 11, 2025, and July 12, 2024, were $12,339 and $12,540, respectively.

Leases

Leases are recognized in accordance with ASC Topic 842 Leases (“ASC 842”) which requires a lessee to recognize assets and liabilities with lease terms of more than twelve months. We lease or rent property for operations such as storing inventory and equipment. We analyze our agreements to evaluate whether or not a lease exists by determining what assets exist for which we control usage for a period of time in exchange for consideration. In the event a lease exists, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease. The classification as a finance or operating lease determines whether the recognition, measurement and presentation of expenses and cash flows are considered operating or financing. In the case of month-to-month lease or rental agreements with terms of twelve months or less, we made an accounting policy election to not recognize lease assets and liabilities and instead record them on a straight-line basis over the lease term.

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

ROU lease assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization. The Company leases warehouse space from time to time that is recorded as an ROU lease asset and corresponding lease liability. The Company no longer leases long-haul trucks that were used by the Frozen Food Products segment. However, we have leased one refrigerated truck used in the Frozen Food Products segment. Finance lease liabilities are recorded under other liabilities. The condensed consolidated balance sheets reflect both the current and long-term obligations.

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

Subsequent events

Management has evaluated events subsequent to July 11, 2025, through the date that the accompanying Condensed Consolidated Financial Statements were filed with the Securities and Exchange Commission (the “SEC”) for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

On July 14, 2025, we signed a letter of intent with On Your Six Capital LLC for equipment financing for five years collateralized by $4,300 in production and packaging equipment. We expect to finalize the agreement in the fourth quarter of fiscal year 2025 and use the proceeds to pay off existing borrowing of $2,000 on the line of credit with Wells Fargo.

On July 23, 2025, we entered into an amended and restated credit agreement dated November 30, 2024, with Wells Fargo Bank, N.A. (“Wells Fargo”) This agreement restates and supersedes our existing credit agreement with Wells Fargo that was set to expire by its terms on November 30, 2025. Under the terms of this amended and restated credit agreement and the revolving line of credit note, we may borrow up to $7,500 from time to time up until July 31, 2026, at an interest rate equal to (a) the daily simple secured overnight financing rate plus 2.5%, or if unavailable, (b) the prime rate, in each case as determined by the bank. The revolving line of credit has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on July 31, 2026. See Note 6, Equipment Notes Payable and Financial Arrangements--Revolving Credit Facility for further details.

No other material events subsequent to July 11, 2025, were identified that require adjustment to the financial statements or additional disclosure.

8 of 27

Basic loss per share

Basic loss per share is calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or other potentially dilutive convertible securities were outstanding as of July 11, 2025, or July 12, 2024.

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

In November 2024 and January 2025, respectively, the FASB issued ASU No. 2024-03 and ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures – Disaggregation of Income Statement Expenses. ASU No. 2024-03 and ASU No. 2025-01 seek to separately disaggregate expenses on inventory, employee compensation, depreciation and other items included within each income statement line item that contains these expenses. ASU No. 2024-03 and ASU No. 2025.01 are effective for the Company in fiscal years beginning after December 15, 2026, our fiscal year 2027, and will be applied prospectively. The Company is currently evaluating the guidance and its impact to the financial statements.

Note 2 – Inventories, net:

Inventories are comprised of the following at the respective period ends:

	July 11, 2025	November 1, 2024
Meat, ingredients, and supplies	$11,769	$10,314
Work in progress	4,925	2,633
Finished goods	26,220	20,391
	$42,914	$33,338

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any estimated excess, obsolete inventories, or impaired balances to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. The reserve for slow moving and obsolete inventory was $1,081 as of July 11, 2025 and $1,115 as of November 1, 2024. We maintain a net realizable value reserve of $1,532 as of July 11, 2025, and $1,467 as of November 1, 2024, on products in inventory after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

9 of 27

Note 3 – Contingencies and Commitments:

The Company generally leases warehouses throughout the United States through month-to-month rental agreements. For month-to-month leases or rental agreements with terms of 12 months or less, the Company has elected an accounting policy to not recognize lease assets and liabilities, instead recording lease expenses on a straight-line basis over the lease term. For further information regarding our lease accounting policy, please refer to Note 1 – Summary of Significant Accounting Policies — Leases.

The Company leased three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks would have expired in fiscal year 2025. We returned one long-haul truck on June 22, 2023, for a loss of $12 and returned the remaining two long-haul trucks on July 11, 2024, for a loss of $90, in an effort to reduce the overall cost of delivering products. The Company leased one refrigerated truck received on May 10, 2024, for a net present value of $166. The seven-year lease for this truck will expire in fiscal year 2031. Amortization of equipment as a finance lease was $18 during the thirty-six weeks ended July 11, 2025.

The Company performed a detailed analysis and determined that the only indications of a long-term lease in addition to transportation leases for long-haul trucks through July 11, 2025, and for the refrigerated truck were the warehouse leases with Racine Partners 4333 LLC and Hogshed Ventures, LLC.

The Company’s five-year term lease with Racine Partners 4333 LLC, was effective June 1, 2022. An ROU asset of $1,692 and corresponding liability for warehouse storage space of $1,754 as of July 11, 2025, was recorded for Racine Partners 4333 LLC for 43rd Street in Chicago, Illinois. This lease does not provide an implicit rate, and we estimated our incremental interest rate to be approximately 3.68%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments. We leased warehouse storage space from Hogshed Ventures, LLC for 40th Street in Chicago, Illinois, during fiscal year 2024. We leased this space under a non-cancellable operating lease. This lease terminated on June 30, 2024, and was not renewed.

We, as lessor, lease a parking lot in Anaheim, California with a five-year term effective May 29, 2024, to a tenant. Both current and non-current receivables, less executory costs including broker’s commissions were recorded in current and non-current assets in the amount of $176 and $559, respectively, as of July 11, 2025. Unearned revenue was also recorded in current and non-current liabilities in the amount of $174 and $590, respectively, in the consolidated balance sheets as of July 11, 2025. This lease does not provide an implicit rate, and we estimated our incremental borrowing rate to be approximately 7.34%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments. Legal ownership does not transfer at the end of the lease. We retain ownership of the parking lot. There is no net book value of the underlying asset.

The following is a schedule by years of future minimum lease payments for transportation leases and ROU assets:

Fiscal Year	Financial Obligations
2025	$306
2026	1,206
2027	748
2028	253
Later Years	282
Total Minimum Lease Payments(a)	$2,795
Less: Amount representing executory costs	(46)
Less: Amount representing interest(b)	-
Present value of future minimum lease payments(c)	$2,749

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Part I. Financial Information, Item 1. a., Condensed Consolidated Balance Sheets, as current and noncurrent obligations are finance leases of $74 under other current liabilities and $157 under executive retirement, pension plans and other, respectively, ROU leases payable of $1,155 and $1,363 are disclosed as line items current right-of-use leases payable and long-term right-of-use leases payable, respectively, as of July 11, 2025.

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

The following segment information is presented for the twelve weeks ended July 11, 2025, and July 12, 2024, respectively.

Segment Information
Twelve weeks Ended July 11, 2025	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$10,792	$41,162	$-	$51,954
Cost of products sold	8,494	32,831	-	41,325
Gross margin	2,298	8,331	-	10,629
SG&A	2,831	11,777	-	14,608
Gain on sale of property, plant, and equipment	(2)	(121)	-	(123)
Operating loss	(531)	(3,325)	-	(3,856)

Total assets	$15,643	$113,384	$23,700	$152,727
Additions to PP&E	$60	$246	$-	$306

Twelve weeks Ended July 12, 2024	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$11,517	$37,746	$-	$49,263
Cost of products sold	8,670	29,369	-	38,039
Gross margin	2,847	8,377	-	11,224
SG&A	3,063	11,382	-	14,445
Loss on sale of property, plant, and equipment	90	73	-	163
Operating loss	(306)	(3,078)	-	(3,384)

Total assets	$14,202	$113,444	$36,215	$163,861
Additions to PP&E	$252	$403	$-	$655

The following segment information is presented for the thirty-six weeks ended July 11, 2025, and July 12, 2024, respectively.

Thirty-six weeks Ended July 11, 2025	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$38,634	$116,504	$-	$155,138
Cost of products sold	28,948	91,605	-	120,553
Gross margin	9,686	24,899	-	34,585
SG&A	9,401	34,405	-	43,806
Gain on sale of property, plant, and equipment	(7)	(160)	-	(167)
Operating income (loss)	292	(9,346)	-	(9,054)

Total assets	$15,643	$113,384	$23,700	$152,727
Additions to PP&E	$345	$1,537	$-	$1,882

Thirty-six weeks Ended July 12, 2024	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$38,821	$112,598	$-	$151,419
Cost of products sold	28,453	84,978	-	113,431
Gross margin	10,368	27,620	-	37,988
SG&A	9,729	33,717	-	43,446
Loss on sale of property, plant, and equipment	90	71	-	161
Operating income (loss)	549	(6,168)	-	(5,619)

Total assets	$14,202	$113,444	$36,215	$163,861
Additions to PP&E	$754	$1,770	$-	$2,524

11 of 27

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended July 11, 2025, and July 12, 2024, respectively.

Twelve weeks Ended July 11, 2025

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct-store-delivery	$23,067	$-	$23,067
Direct customer warehouse	18,095	-	18,095
Total Snack Food Products	41,162	-	41,162

Distributors	884	9,908	10,792
Total Frozen Food Products	884	9,908	10,792

Totals	$42,046	$9,908	$51,954

Twelve weeks Ended July 12, 2024

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct-store-delivery	$24,411	$-	$24,411
Direct customer warehouse	13,335	-	13,335
Total Snack Food Products	37,746	-	37,746

Distributors	1,119	10,398	11,517
Total Frozen Food Products	1,119	10,398	11,517

Totals	$38,865	$10,398	$49,263

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and non-commercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

The following information further disaggregates our sales to customers by major distribution channel and customer type for the thirty-six weeks ended July 11, 2025, and July 12, 2024, respectively.

Thirty-six weeks Ended July 11, 2025

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$71,835	$-	$71,835
Direct customer warehouse	44,669	-	44,669
Total Snack Food Products	116,504	-	116,504

Distributors	5,566	33,068	38,634
Total Frozen Food Products	5,566	33,068	38,634

Totals	$122,070	$33,068	$155,138

Thirty-six weeks Ended July 12, 2024

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct store delivery	$76,434	$-	$76,434
Direct customer warehouse	36,164	-	36,164
Total Snack Food Products	112,598	-	112,598

Distributors	5,120	33,701	38,821
Total Frozen Food Products	5,120	33,701	38,821

Totals	$117,718	$33,701	$151,419

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and non-commercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

12 of 27

Note 5 – Income Taxes:

The Company’s effective tax rate was 22.3% and 29.1% for the third quarter of fiscal years 2025 and 2024, respectively. The effective tax rate for the third quarter of fiscal year 2025 reflects the impact of $2,283 of tax benefit.

As of July 11, 2025, the Company did not have any valuation allowance against its federal net deferred tax assets. Management reevaluated the need for a valuation allowance at the end of 2022 and determined that some of its California net operating losses (“NOL”) may not be utilized. Therefore, a valuation allowance of $99 has been retained for such portion of the California NOL. As of July 11, 2025, the Company had NOL carryforwards of approximately $0 for federal and $5,000 for state purposes. The state loss carryforwards will expire at various dates through 2040.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2021 through 2024. We are subject to income tax in Texas and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years 2020 through 2024.

Note 6 – Equipment Notes Payable and Financial Arrangements:

Revolving Credit Facility

The Company maintains a revolving line of credit with Wells Fargo pursuant to a credit agreement dated November 30, 2024, as amended and restated on July 23, 2025. Pursuant to the amended and restated agreement and the revolving line of credit note, we may borrow up to $7,500 from time to time up until July 31, 2026, at an interest rate equal to (a) the daily simple secured overnight financing rate plus 2.5% (increased from 2.0% in the July 2025 amended and restatement), or if unavailable, (b) the prime rate, in each case as determined by the bank. The revolving line of credit has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. We borrowed $2,000 under this line of credit on May 20, 2025, which remained unpaid as of July 11, 2025. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on July 31, 2026.

Equipment Note Payable

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, N.A. (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo, on each of April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”).

The following table reflects major components of our revolving credit facility and equipment note payable as of July 11, 2025, and November 1, 2024, respectively.

	July 11, 2025	November 1, 2024

Revolving credit facility	$2,000	$-
Equipment note payable:
3.68% note due 04/16/27	2,068	2,786
Total debt	4,068	2,786
Less current debt	(3,111)	(1,084)
Total long-term debt	$957	$1,702

Loan Covenants

The Wells Fargo Loan Agreements and the amended and restated credit agreement contain various covenants that limit the use of funds and define other provisions of the loans. Material financial covenants are listed below, and the capitalized terms are defined in the applicable agreements:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.0 to 1.0 at each fiscal quarter end,
●	Quick Ratio of not less than 1.25 to 1.0 at each fiscal quarter end, and
●	Net income after taxes of not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end, commencing on January 30, 2026.

The amended and restated credit agreement eliminated the fixed charge coverage ratio covenant contained in the original credit agreement. Since the amended and restated agreement superseded and replaced the prior agreement, covenant reporting under the original credit agreement was no longer required and all covenant reporting will be pursuant to the amended and restated credit agreement. As of the date of filing, the Company is in compliance with all loan covenants and was in compliance with all loan covenants as of November 1, 2024.

We anticipate being in compliance with the covenants of the Credit Agreement during the fourth fiscal quarter of 2025 and fiscal year 2026. Our inability to meet financial covenant requirements in future quarters of the Credit Agreement may impact our liquidity. We have already begun implementing a price increase on our products to help offset some of the higher costs for meat commodities and are focused on reducing selling, general and administrative expenses. Certain factors such as increased commodity costs, tariffs, willingness of customers to accept price increases and inflation of input costs, to name a few, may cause future outcomes to differ materially from those foreseen in forward-looking statements.

13 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included within this Report, and the information and documents incorporated by reference with this Report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts; statements relating to forecasts of our liquidity position or available cash resources; statements regarding operational challenges, including as a result of global supply chain disruptions and labor shortages; statements regarding inflationary pressures, including increased costs for labor and freight, and the resulting impact on our results of operations; statements regarding new regulations related to federal income tax and the impact on our financial statements and cash flow; statements regarding the impact of the adoption of recent accounting pronouncements on our business; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; macroeconomic conditions, including global financial pressures, inflation, market volatility, and recessionary concerns; fluctuations in commodity costs, including as a result of political and economic conditions and current or prospective tariffs; success of operating initiatives; development and operating costs; trends impacting the purchasing behavior of our customers and consumers; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions, including the effects of climate change and changes in the regulatory environment and consumer demand to mitigate these effects; construction schedules; supply chain, consumer demand, and cost of products sold; the impact of competitive products and pricing, and other factors referenced in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”). In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware of or which we do not currently view as material to our business.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of July 31, 2025, was 5.62% as compared to 5.16% as of November 1, 2024. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

Our credit risk is diversified across a broad range of customers and geographic regions. Losses due to credit risk have recently been immaterial. The allowance for credit losses on accounts receivable is based on historical trends and current collection risk. We have significant receivables with a couple of large, well-known customers which, although historically secure, could be subject to material risk should these customers’ operations deteriorate. We monitor these customers closely to minimize the risk of loss.

14 of 27

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

We participate in “multiemployer” pension plans administered by labor unions on behalf of their members. We pay monthly contributions to union trust funds, a portion of which is used to fund pension benefit obligations to plan participants. The contribution amount may change depending upon the ability of participating companies to fund these pension liabilities as well as the actual and expected returns on pension plan assets. Should we withdraw from the union and cease participation in a union plan, federal law could impose a penalty for additional contributions to the plan. The penalty would be recorded as an expense in the consolidated statement of operations. The ultimate amount of withdrawal liability is dependent upon several factors including the funded status of the plan and contributions made by other participating companies.

On May 22, 2024, we transitioned our pension plan assets held with Morgan Stanley Smith Barney LLC to align with our updated investment policy statement to shift away from equities to fixed income. This derisking strategy helps establish a basis for our investment results as well as helping to ensure that assets of the plan are managed in accordance with the Employment Retirement Income Security Act of 1974 and related regulations.

We are subject to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”). Requirements of the law include the removal of the lifetime limits on active and retiree medical coverage, expanding dependent coverage to age 26 and the elimination of pre-existing conditions that may impact other postretirement benefits costs. The PPACA law also includes a potential excise tax on the value of benefits that exceed a pre-defined limit. Fortunately, this potential tax has been indefinitely deferred, and we do not see significant financial exposure. Finally, the PPACA includes provisions that require employers to offer health benefits to all full-time employees (defined as 30 hours per week). The health coverage must meet minimum standards for the actuarial value of the benefits offered and employee affordability. The legislative packages related to pandemic relief included some minor provisions that impact health benefits in the future. These changes most prominently focus on the impact of surprise balance bills from out-of-network providers. Our health care plans as they exist in 2025 are compliant with all applicable regulations that currently exist. As we look to the future, we anticipate that future legislative action will impact the plans offered to active and retired participants. As we have done in the past, our executive team will continue to assess the accounting implications of the PPACA and potential future legislation to determine the impact on our financial position and results of operations. The potential future effects and cost of complying with the legislative changes are not currently determinable.

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivable (“AR”) or 10% of consolidated sales for the thirty-six weeks ended July 11, 2025, and July 12, 2024, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
July 11, 2025	31.4%	21.6%	14.2%	26.4%
July 12, 2024	27.0%	27.1%	14.8%	22.7%

The table below shows customers that accounted for more than 20% of consolidated AR or 10% of consolidated sales for the twelve weeks ended July 11, 2025, and July 12, 2024, respectively.

	Walmart		Dollar General
	Sales	AR	Sales	AR
July 11, 2025	34.8%	21.6%	14.5%	26.4%
July 12, 2024	24.1%	27.1%	15.3%	22.7%

Revenue Recognition

Revenues are recognized in accordance with ASC 606 – Revenue from Contracts with Customers upon passage of title to the customer, typically upon product pick-up, shipment, or delivery to customers. Products are delivered to customers primarily through common carrier, or through a Company owned direct-store-delivery system.

15 of 27

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

Frozen Food Products Segment

Our Frozen Food Products segment primarily manufactures and distributes biscuits, bread dough items, roll dough items and shelf stable sandwiches. All items within this segment are considered similar products and have been aggregated at this level. Our frozen food business covers the United States. We have shifted away from Company-leased long-haul vehicles toward less costly transportation methods such as common carriers. Products produced by the Frozen Food Products segment are generally supplied to food service and retail distributors who take title to the product upon shipment receipt through third-party logistic providers/carriers. We leverage relationships with regional sales managers, and we maintain a network of independent food service and retail brokers throughout the United States. Brokers are compensated on a commission basis. We believe that our brokers, in close cooperation with our regional sales managers, are a valuable asset providing significant new products and customer opportunities. Regional sales managers perform several significant functions for us, including identifying and developing new business opportunities and providing customer service and support to our distributors and end purchasers often with the assistance of our broker partners.

Snack Food Products Segment

Our Snack Food Products segment primarily distributes products manufactured in-house. All items within this segment are considered similar products and have been aggregated at this level. The dry sausage division includes products such as jerky, meat snacks, salami, sausage, and pepperoni products. During the third quarter of fiscal year 2025, our Snack Food Products segment sold approximately 170 different items through customer-owned distribution centers and a direct-store-delivery network serving approximately 21,000 supermarkets, mass merchandise and convenience retail stores located in all 50 states.

Products produced or distributed by the Snack Food Products segment are supplied to customers through either direct delivery to customer warehouses or direct-store-delivery to retail locations. We utilize customer managed warehouse distribution centers to lower distribution cost. Products delivered to the customer’s warehouse are then distributed to the store where they are resold to the end consumer. Our direct-store-delivery system focus emphasizes high quality service and the supply of our premium branded and private label products to our customers. We also provide the service of setting up and maintaining the display of and restocking our products.

Results of Operations for the Twelve Weeks Ended July 11, 2025, and July 12, 2024

Net Sales-Consolidated

Net sales increased by $2,691 (5.5%) to $51,954 in the third twelve-week period of the 2025 fiscal year compared to the same twelve-week period in fiscal year 2024. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	4.0	2,141
Unit sales volume in pounds	2.0	1,062
Returns activity	-0.9	(467)
Promotional activity	0.4	(45)
Increase in net sales	5.5	2,691

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $725 (6.3%) to $10,792 in the third twelve-week period of the 2025 fiscal year compared to the same twelve-week period in fiscal year 2024. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-1.0	(128)
Unit sales volume in pounds	-2.2	(289)
Returns activity	0.1	9
Promotional activity	-3.2	(317)
Decrease in net sales	-6.3	(725)

Net sales for the Frozen Food Products segment decreased due to lower selling prices per pound and by lower unit sales volume in pounds compared to the same period in the prior year. Institutional frozen food products dollar sales, including sheet dough and rolls, decreased 3% resulting in lower net sales compared to the same period last year which was not offset by a retail dollar sales volume increase of 9%. Consumers are purchasing more from retail stores while visits to foodservice establishments have decreased slightly compared to the prior year period. In addition, production was temporarily reduced to accommodate necessary repairs on a spiral freezer that have since been completed. Returns activity remained consistent compared to the same twelve-week period in the 2024 fiscal year. Promotional activity was higher as a percentage of sales and higher in dollars during the fiscal year 2025 period.

16 of 27

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $3,416 (9.0%) to $41,162 in the third twelve-week period of the 2025 fiscal year compared to the same twelve-week period in fiscal year 2024. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	5.5	2,269
Unit sales volume in pounds	3.3	1,351
Returns activity	-1.1	(477)
Promotional activity	1.3	273
Increase in net sales	9.0	3,416

Net sales of snack food products increased due to both higher selling prices per pound and higher unit sales volume in pounds during the third quarter of fiscal year 2025. We believe demand increased primarily due to a shift in consumer spending habits toward purchasing less expensive private-label snack foods including meat product purchases in order to reduce their expenses. The weighted average selling price per pound increased compared to the same twelve-week period in the prior fiscal year due to price increases on select products with lower or negative margins. Returns activity increased compared to the same twelve-week period in the 2024 fiscal year. Promotional activity was lower than the same twelve-week period in fiscal year 2024.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations increased on a consolidated basis by $3,286 (8.6%) to $41,325 in the third twelve-week period of the 2025 fiscal year compared to the same twelve-week period in fiscal year 2024. The gross margin decreased to 20.5% in the third twelve-weeks of fiscal year 2025 compared to 22.8% in the same twelve-week period in fiscal year 2024.

Change in Cost of Products Sold by Segment	$	Consolidated %	Commodity Increase (Decrease) $
Frozen Food Products Segment	(176)	-0.5	(46)
Snack Food Products Segment	3,462	9.1	1,705
Total	3,286	8.6	1,659

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $176 (2.0%) to $8,494 in the third twelve-week period of the 2025 fiscal year compared to the same twelve-week period in fiscal year 2024. The cost of purchased flour decreased by approximately $46 based on global economic conditions in the third twelve-week period of fiscal year 2025 compared to the same twelve-week period in fiscal year 2024. The gross margin decreased to 21.3% in the third twelve-weeks of fiscal year 2025 compared to 24.7% in the same twelve-week period in fiscal year 2024 due to higher gross overhead. Gross overhead increased as a result of higher healthcare expenses, temporary labor costs and repairs and maintenance on buildings and processing equipment.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $3,462 (11.8%) to $32,831 in the third twelve-week period of the 2025 fiscal year compared to the same twelve-week period in fiscal year 2024 due to higher meat commodity costs. The cost of meat commodities increased by approximately $1,705 due to a limited supply of cattle ready for market and other unfavorable market conditions (including inflation and tariffs) in the third twelve-week period of fiscal year 2025 compared to the same period in fiscal year 2024. The gross margin decreased to 20.2% in the third twelve-weeks of fiscal year 2025 compared to 22.2% in the same twelve-week period in fiscal year 2024. We maintain a net realizable reserve of $1,532 on products as of July 11, 2025, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product. We decreased our net realizable value reserve by $272 during the twelve weeks ended July 11, 2025 in consideration of pending price increases to customers to help mitigate the record increases in meat commodity costs. Freight costs increased by $221 during the third twelve-week period of the 2025 fiscal year compared to the same twelve-week period in the prior year.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) increased by $163 (1.1%) to $14,608 in the third twelve-week period of fiscal year 2025 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	July 11, 2025	July 12, 2024	(Decrease) Increase
(Reduction in) provision for bad debt	$(30)	$347	$(377)
Healthcare costs	869	731	138
Other SG&A	13,769	13,367	402
Total - SG&A	$14,608	$14,445	$163

17 of 27

The provision for bad debt was lower for the twelve weeks ending July 11, 2025 as the comparative period ending July 12, 2024 had credit losses related to the bankruptcy filing of one of our customers, Big Lots, in the amount of $364, which did not recur. Healthcare costs have increased due to unfavorable claim trends. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher outside storage unit fees for the direct store delivery route system and higher wages and bonus partially offset by lower outside consulting fees.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $232 (7.6%) to $2,831 in the third twelve-week period of fiscal year 2025 compared to the same twelve-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to a decrease in product advertising, including broker commission, partially offset by higher healthcare costs and hourly wages.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $395 (3.5%) to $11,777 in the third twelve-week period of fiscal year 2025 compared to the same twelve-week period in the prior fiscal year. Most of the increase was due to higher wages and bonuses on increased sales volume and higher healthcare expenses.

Income Taxes-Consolidated

Income tax for the twelve weeks ended July 11, 2025, and July 12, 2024, respectively, was as follows:

	July 11, 2025	July 12, 2024
Benefit on income taxes	$(915)	$(752)

Effective tax rate	35.8%	29.8%

We recorded a benefit on income taxes of $915 for the twelve-week period ended July 11, 2025, and a benefit on income taxes of $752 for the twelve-week period ended July 12, 2024, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies, and state income taxes.

Results of Operations for the Thirty-Six Weeks Ended July 11, 2025, and July 12, 2024

Net Sales-Consolidated

Net sales increased by $3,719 (2.5%) to $155,138 in the thirty-six-week period ended July 11, 2025, compared to the same thirty-six-week period in fiscal year 2024. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	4.0	6,727
Unit sales volume in pounds	-1.4	(2,290)
Returns activity	-0.3	(543)
Promotional activity	0.2	(175)
Increase in net sales	2.5	3,719

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased marginally by $187 (0.5%) to $38,634 in the thirty-six-week period ended July 11, 2025, compared to the same thirty-six-week period in fiscal year 2024. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	2.3	1,035
Unit sales volume in pounds	-2.3	(1,036)
Returns activity	-	-
Promotional activity	-0.5	(186)
Decrease in net sales	-0.5	(187)

The decrease in net sales for the thirty-six-week period ended July 11, 2025, primarily relates to higher promotional activity and related expenses. Higher selling prices per pound partially were offset by lower unit sales volume in pounds. Institutional Frozen Food Products sales, including sheet dough and rolls, decreased 2% by volume while retail sales volume increased by 8%. Returns activity was even as a percentage of sales and in absolute dollars compared to the same thirty-six-week period in the 2024 fiscal year. Promotional activity was both higher in absolute dollars and as a percentage of sales.

18 of 27

Net Sales-Snack Food Products Segment

Net sales in the snack food products segment increased by $3,906 (3.5%) to $116,504 in the thirty-six-week period ended July 11, 2025, compared to the same thirty-six-week period in fiscal year 2024. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	4.6	5,692
Unit sales volume in pounds	-1.0	(1,254)
Returns activity	-0.4	(543)
Promotional activity	0.3	11
Increase in net sales	3.5	3,906

Net sales of Snack Food Products increased due to higher selling price per pound partially offset by lower unit sales volume in pounds during the thirty-six weeks ended July 11, 2025. We believe demand decreased primarily due to inflationary pressures on consumer spending habits as consumers have pulled back on meat product purchases. The weighted average selling price per pound increased compared to the same thirty-six-week period in the prior fiscal year due to changes in product mix and to a lesser extent by selling price increases. Returns activity was higher compared to the same thirty-six-week-period in the 2024 fiscal year. Promotional activity during the thirty-six weeks of fiscal year 2025 period was lower compared to the same period in the prior fiscal year.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations increased on a consolidated basis by $7,122 (6.3%) to $120,553 in the thirty-six-week period ended July 11, 2025, compared to the same thirty-six-week period in fiscal year 2024. The gross margin decreased to 22.3% during the fiscal year 2025 period compared to 25.1% in the same period in the prior fiscal year.

Change in Cost of Products Sold by Segment	$	Consolidated %	Commodity Increase (Decrease) $
Frozen Food Products Segment	495	0.4	(154)
Snack Food Products Segment	6,627	5.9	3,984
Total	7,122	6.3	3,830

Cost of Products Sold-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $495 (1.7%) to $28,948 in the thirty-six-week period of the 2025 fiscal year compared to the same thirty-six-week period in fiscal year 2024. Higher gross overhead and distribution costs were the primary contributing factors to this increase. The cost of purchased flour decreased approximately $154 in the thirty-six week period of fiscal year 2025 compared to the same thirty-six-week period in fiscal year 2024. However, the cost of eggs has increased by $89 in the thirty-six weeks of fiscal year 2025 compared to the prior year period due to limited available inventory from suppliers as a result of an avian influenza outbreak.

Cost of Products Sold-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $6,627 (7.8%) to $91,605 in the thirty-six-week period of the 2025 fiscal year compared to the same thirty-six-week period in fiscal year 2024 due to higher meat commodity costs of approximately $3,984 resulting from higher pressure on the commodity market. We decreased our net realizable value reserve by $65 during the thirty-six weeks ended July 11, 2025 in consideration of pending price increases to customers to help mitigate the record increases in meat commodity costs. We maintain a net realizable reserve of $1,532 on products as of July 11, 2025, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses increased by $360 (0.8%) to $43,806 in the thirty-six-week period ended July 11, 2025, compared to the same thirty-six-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	36 Weeks Ended		Expense
	July 11, 2025	July 12, 2024	Increase (Decrease)
Healthcare costs	$2,648	$2,179	$469
Vehicle repairs	868	1,323	(455)
Outside storage	910	1,223	(313)
Wages and bonus	16,387	16,106	281
Travel expenses	2,067	1,828	239
Product advertising	5,049	5,280	(231)
Other SG&A	15,877	15,507	370
Total - SG&A	$43,806	$43,446	$360

19 of 27

Healthcare costs have increased due to unfavorable claim trends. Vehicle repairs and maintenance decreased compared to the prior year mainly due to replacing aging vehicles throughout the fiscal year. Outside storage decreased primarily as a result of the need for less warehouse capacity to store products before shipment to the directly store delivery warehouses and customers. Wages and bonus increased due to increases in hourly wages. Travel expenses increased due to participation in food shows and in-person business meetings. Product advertising decreased mainly due to renegotiation of commission percentages with brokers in the Frozen Food Products segment and decreased fees paid under brand licensing agreements in the Snack Food Products segment during the thirty-six weeks ended July 11, 2025. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher provisions for bad debt and; higher shipping expense, offset by lower insurance and fuel costs.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $328 (3.4%) to $9,401 in the thirty-six-week period of fiscal year 2025 compared to the same thirty-six-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to lower product advertising, including broker commissions, partially offset by higher travel expenses.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $688 (2.0%) to $34,405 in the thirty-six-week period of fiscal year 2025 compared to the same thirty-six-week period in the prior fiscal year. Most of the increase was due to higher healthcare costs, higher provision for bad debt and higher travel expenses partially offset by lower vehicle repairs.

Income Taxes-Consolidated

Income tax for the thirty-six weeks ended July 11, 2025, and July 12, 2024, respectively, was as follows:

	July 11, 2025	July 12, 2024
Benefit on income taxes	$(2,283)	$(1,119)

Effective tax rate	25.7%	29.1%

We recorded a benefit on income taxes of $2,283 for the thirty-six-week period ended July 11, 2025, and a benefit on income taxes of $1,119 for the thirty-six-week period ended July 12, 2024, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes.

Liquidity and Capital Resources

The principal source of operating cash flows is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We evaluate cash and cash equivalents related to borrowing capacity and short-term and long-term investments. We normally fund our operations from cash balances and cash flow generated from operations. Recent losses may necessitate short-term or long-term borrowing to fund inventory purchases to meet customer orders. We are focused on restoring profitability to the Company by driving top-line revenue growth and reducing costs. In line with this focus, the Company is in discussions with and has begun production of customer products under private-label arrangements with the goal of increasing product sales volume. Market data indicates that due to higher inflation and rising costs for basic needs, consumers are increasingly turning to private-label products to reduce their expenses. The Company is also seeking bids for its production materials to drive increased competition among its vendors while maintaining quality inputs at the best possible price.

On July 23, 2025, we entered into an amended and restated credit agreement dated November 30, 2024, with Wells Fargo. This agreement amends, restates and supersedes our existing credit agreement with Wells Fargo that was set to expire by its terms on November 30, 2025. Under the terms of this amended and restated credit agreement and the revolving line of credit note, we may borrow up to $7,500 from time to time until July 31, 2026. Refer to Note 6 – Equipment Notes Payable and Financial Arrangements to the Condensed Consolidated Financial Statements included within this Report for further information.

We are in the process of implementing price increases on our products to help offset some of the higher costs for meat commodities and are focused on reducing selling, general and administrative expenses. Certain factors including but not limited to increased commodity costs, tariffs, the willingness of customers to accept price increases and inflation of input costs, to name a few, may cause future outcomes to differ materially from those foreseen in forward-looking statements. As of July 11, 2025, we had $1,111 of current debt on equipment loans, $52,832 of net working capital and $5,500 available under our revolving line of credit with Wells Fargo. Additionally as of July 11, 2025, the Company was in compliance with or received waivers of all covenants of its credit agreement with Wells Fargo. We anticipate being in compliance with covenants contained in the amended and restated credit agreement during the fourth fiscal quarter of 2025 and fiscal year 2026. Our inability to meet financial covenant requirements of the amended and restated credit agreement may impact our liquidity. On June 17, 2025, we signed a letter of intent with On Your Six Capital LLC for equipment financing for five years collateralized by $4,300 in production and packaging equipment.

20 of 27

All of our operating segments have been impacted by inflation, including higher costs for labor, freight and specific materials related to product manufacturing and delivery. We expect this trend to continue throughout the remainder of fiscal year 2025. Additionally, commodity costs, including meat and flour costs, have and may continue to fluctuate due to both political and economic conditions, including the ongoing conflicts between Ukraine and Russia, and Israel and Palestine, as well as increased tariffs. Despite these higher commodity costs, we may not be able to increase our product prices in a timely manner or sufficiently to offset such increased commodity or other costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Instances of higher interest rates, general price inflation or deflation, higher raw materials costs, labor shortages or supply chain issues could adversely affect the Company’s financial results and its liquidity. Higher product prices could potentially lower demand for our products and decrease volume. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, the performance of operating divisions, and the economic conditions of capital markets. If we are unable to increase liquidity through mortgaging real estate or additional borrowing, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. With the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of inflation and interest rate volatility on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

Cash flows from operating activities for the thirty-six weeks ended:

	July 11, 2025	July 12, 2024
Net loss	$(6,610)	$(2,730)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,459	4,489
Provision for credit losses on accounts receivable	313	215
Decrease in promotional allowances	(589)	(1,449)
(Gain) loss on sale of property, plant, and equipment	(167)	161
Changes in operating working capital	(2,974)	2,516
Net cash (used in) provided by operating activities	$(5,568)	$3,202

For the thirty-six weeks ended July 11, 2025, net cash used in operating activities was $5,568, which was $8,770 more cash used than during the same period in fiscal year 2024. The increase in net cash used by operating activities primarily relates to an increase in inventory of $9,576, an increase in other non-current assets of $2,298, and a net loss of $6,906 partially offset by a decrease in accounts receivable of $7,267 and increase in accounts payable of $1,638. During the thirty-six-week period ended July 11, 2025, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 68 days for the thirty-six-week period ended July 11, 2025. The decrease in the cash conversion cycle from 85 days to 68 days for the thirty-six-week period ended July 12, 2024, was due to lower average days sales outstanding compared to the same period in the prior year caused by acceleration of select trade receivables from customers at a discount.

Cash flows from investing activities for the thirty-six weeks ended:

	July 11, 2025	July 12, 2024
Proceeds from sale of property, plant, and equipment	$151	$14
Additions to property, plant, and equipment	(1,882)	(2,524)
Net cash provided by (used in) investing activities	$(1,731)	$(2,510)

Expenditures for property, plant and equipment include the acquisition of equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. In general, we capitalize the cost of additions and improvements and expense the cost for repairs and maintenance. We may also capitalize costs related to improvements that extend life, increase the capacity, or improve the efficiency of existing machinery and equipment. Specifically, capitalization of upgrades of facilities to maintain operating efficiency include acquisitions of machinery and equipment used on packaging lines and refrigeration equipment used to process food products.

21 of 27

The table below highlights additions to property, plant and equipment for the thirty-six weeks ended:

	July 11, 2025	July 12, 2024
Changes in projects in process	$(135)	$169
Direct-store-delivery and sales vehicles	1,064	1,913
Packaging lines	103	-
Computer hardware and software	185	345
Quality and temperature control	90	-
Processing equipment	48	55
Building improvement	502	-
Furniture and fixtures and forklifts	25	42
Additions to property, plant, and equipment	$1,882	$2,524

Cash flows from financing activities for the thirty-six weeks ended:

	July 11, 2025	July 12, 2024
Change in lease and right-of-use obligations	$(810)	$226
Proceeds from bank borrowings	2,000	-
Repayment of notes payable - equipment	(718)	(688)
Net cash provided by (used in) financing activities	$472	$(462)

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of July 11, 2025, 120,113 shares remained authorized for repurchase under the program.

Revolving Credit Facility

On July 23, 2025, we entered into the an amended and restated credit agreement with Wells Fargo. This agreement amends, restates and supersedes our existing credit agreement with Wells Fargo that was set to expire by its terms on November 30, 2025. Under the terms of this amendment and the revolving line of credit note, we may borrow up to $7,500 from time to time up until July 31, 2026, at an interest rate equal to (a) the daily simple secured overnight financing rate plus 2.5%, or if unavailable, (b) the prime rate, in each case as determined by the bank. The revolving line of credit has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. We borrowed $2,000 under this line of credit on May 20, 2025, which remained unpaid as of July 11, 2025. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on July 31, 2026. See Note 1 - Summary of Significant Accounting Policies - Subsequent Events for further details.

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

The following table reflects major components of our revolving credit facility and equipment note payable as of July 11, 2025, and November 1, 2024, respectively.

	July 11, 2025	November 1, 2024

Revolving credit facility	$2,000	$-
Equipment note payable:
3.68% note due 04/16/27	2,068	2,786
Total debt	4,068	2,786
Less current debt	(3,111)	(1,084)
Total long-term debt	$957	$1,702

Loan Covenants

The Wells Fargo Loan Agreements and the amended and restated credit agreement contain various covenants that limit the use of funds and define other provisions of the loans. Material financial covenants are listed below, and the capitalized terms are defined in the applicable agreements:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.0 to 1.0 at each fiscal quarter end,
●	Quick Ratio of not less than 1.25 to 1.0 at each fiscal quarter end, and
●	Net income after taxes of not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end, commencing on January 30, 2026.

The amended and restated credit agreement eliminated the fixed charge coverage ration covenant contained in the original agreement.

22 of 27

During the fiscal quarter 2025, the Company was in active negotiations with Wells Fargo and on July 23, 2025, those negotiations concluded with the execution of the amended and restated credit agreement with the covenants detailed above. Since the amended and restated agreement superseded and replaced the original credit agreement, covenant reporting under the original credit agreement was no longer required and all covenant reporting will be pursuant to the amended and restated credit agreement. As of the date of filing, the Company is in compliance with all loan covenants and was in compliance with all loan covenants as of November 1, 2024.

We anticipate being in compliance with the covenants of the amended and restated credit agreement during the fourth fiscal quarter of 2025. Our inability to meet financial covenant requirements in future quarters of the amended and restated credit agreement may impact our liquidity. We have already begun implementing a price increase on our products to help offset some of the higher costs for meat commodities and are focused on reducing selling, general and administrative expenses. Certain factors such as increased commodity costs, tariffs, willingness of customers to accept price increases and inflation of input costs, to name a few, may cause future outcomes to differ materially from those foreseen in forward-looking statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting other than those discussed above that occurred during the fiscal quarter ended July 11, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The marketing of our value-added products does not lend itself to instantaneous changes in selling prices. We have begun implementing a price increase on our products to help offset some of our higher input costs. Increased prices of our products could lead to lower demand for our products and sales volumes. Conversely, decreases in our commodity and other input costs may create pressure on us to decrease our prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. If there is a lag between when costs increase and when we are able to increase selling prices, our profits margins may suffer. Production and pricing of commodities, on the other hand, are determined by constantly changing market forces of supply and demand over which we have limited or no control. Such factors include, among other things, weather patterns throughout the world, outbreaks of disease, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural, energy and trade policies of domestic and foreign governments. While fluctuations in significant cost structure components, such as ingredient commodities and fuel prices, have had a significant impact on profitability over the last three years, the impact of general price inflation on our financial position and results of operations has also been significant. Current inflationary market conditions may have a negative impact on future earnings. Future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

No unregistered securities were sold during the third quarter of fiscal year 2025.

Repurchase of Equity Securities

No equity securities were repurchased during the third quarter of fiscal year 2025.

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: August 22, 2025	By:	/s/ Cindy Matthews-Morales
Cindy Matthews-Morales
Chief Financial Officer, Secretary
(Duly Authorized Officer, Principal Financial and Accounting Officer)

27 of 27