Form 10-K
period 2025-10-31
BRIDGFORD FOODS CORP
filed 2026-01-28
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☒	Smaller reporting company ☒

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant on April 18, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13,750,000.

As of January 28, 2026, there were 9,076,832 shares of common stock outstanding.

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

The following table shows sales, as a percentage of consolidated sales, for each business segment during the last two fiscal years:

	2025	2024
Frozen Food Products	25%	26%
Snack Food Products	75%	74%
	100%	100%

We manufacture nearly all of our food products and distribute an extensive line of biscuits, bread dough items, roll dough items, dry sausage products, salami and beef jerky. Our direct-store-delivery network consists of non-refrigerated snack food products. Our frozen food products division serves both food service and retail customers.

During fiscal year 2025, we shifted toward producing more private label products due to increased consumer demand for more affordable non-branded productions. We believe that increased demand is due to higher inflation and rising costs for basic needs, driving consumer spending habits towards more affordable private-label snack foods, including meat product purchases, in order to reduce expenses, Besides our private label offerings, no other new products have contributed significantly to our revenue growth for the fiscal year 2025. Our sales are not subject to material seasonal variations. Historically we have been able to respond quickly to the receipt of orders and, accordingly, do not maintain a significant sales backlog. Neither Bridgford nor its industry generally has unusual demands or restrictions on working capital items. During the last fiscal year, we did not enter into any new markets or any significant contractual or other material relationships.

Product Distribution Methods

Our products are delivered to customers using several distinct distribution channels. The distribution channel utilized is dependent upon the needs of our customers, the most efficient proximity to the delivery point, trade customs, and operating segment as well as product type, life, and stability. Among our customers are many of the country’s largest broadline and specialty food service distributors. These and other large-end purchasers occasionally go through extensive qualification procedures, and our manufacturing capabilities are subjected to thorough review by the end purchasers prior to our approval as a vendor. Large end purchasers typically select suppliers that can consistently meet increased volume requirements on a national basis during peak promotional periods. We believe that our manufacturing flexibility, national presence, and long-standing customer relationships should allow us to compete effectively with other manufacturers seeking to provide similar products to our current large food service end purchasers, although no assurances can be given.

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

Frozen Food Products – Food Service Customers

The food service industry is composed of establishments that serve food outside the home and includes restaurants, the food operations of health care providers, schools, hotels, resorts, corporations, and other traditional and non-traditional food service outlets. Growth in this industry has been driven by the increase in away-from-home meal preparation. Another trend within the food service industry is the growth in the number of non-traditional food service outlets such as convenience stores, retail stores and supermarkets. These non-traditional locations often lack extensive cooking, storage, or preparation facilities resulting in a need for pre-cooked and prepared foods similar to those we provide. The expansion in the food service industry has also been accompanied by the continued consolidation and growth of broadline and specialty food service distributors, many of which are long-standing customers.

Frozen Food Products – Retail Customers

The majority of our existing and targeted retail customers are involved in the resale of branded and private label packaged foods. The same trends which have contributed to the increase in away-from-home meal preparation have fueled growth in easy to prepare, microwaveable frozen and refrigerated convenience foods. Among the fastest growing segments is the frozen and refrigerated hand-held foods market. This growth has been driven by improved product quality and variety and the increasing need for inexpensive and healthy food items that require minimal preparation. Despite rapid growth, many categories of frozen and refrigerated hand-held foods have achieved minimal household penetration. We have been successful in establishing and maintaining supply relationships with certain selected leading retailers in this market.

Frozen Food Products – Sales and Marketing

Our frozen food business covers the United States. Products produced by the Frozen Food Products segment are generally supplied to food service and retail distributors who take title to the product upon shipment receipt. The Company has shifted away from Company-leased long-haul vehicles toward less costly transportation methods such as common carriers. In addition to regional sales managers, we maintain a network of independent food service and retail brokers covering most of the United States. Brokers are compensated on a commission basis. We believe that our broker relationships, in close cooperation with our regional sales managers, are a valuable asset providing significant new product distribution channels and customer opportunities. Regional sales managers perform several significant functions, including identifying and developing new business opportunities, providing customer service, and supporting distributors and end purchasers through the effective use of our broker network.

Our annual advertising expenditure is directed towards retail and institutional (foodservice) customers. These customers participate in special promotional and marketing programs as well as direct advertising allowances we sponsor. We also invest in general consumer advertising in various periodicals, and coupons to advertise in major markets. We direct advertising toward food service customers with campaigns in major industry publications and through our participation in trade shows throughout the United States. Our advertising strategy includes our presence on social media and online distribution of promotional material.

Snack Food Products

During fiscal year 2025, our snack food products division sold approximately 180 different items through customer-owned distribution centers and a direct-store-delivery network serving approximately 19,000 supermarkets, mass merchandise, and convenience retail stores located in all 50 states.

Products produced or distributed by the Snack Food Products segment are supplied to customers through either direct delivery to customer warehouses or direct-store-delivery to retail locations. We utilize customer managed warehouse distribution centers to lower distribution cost. Products including high quality private-label products are delivered to the customer’s warehouse which is then distributed to the store where it is resold to the end consumer. Our direct-store-delivery system focus emphasizes high quality service and supply of our premium branded products to our customers. We also provide the service of setting up and maintaining the display and restocking our products.

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

Snack Food Products — Sales and Marketing

Snack food products are distributed across the United States. Regional sales managers perform several significant functions including identifying and developing new business opportunities and providing customer service and support to our customers. We also utilize the services of brokers, where appropriate, to support efficient product distribution and customer satisfaction. Bridgford is the primary sponsor for several professional anglers that compete at the highest level of competitive bass fishing. In addition to our Bridgford Pro Fishing team, which consists of Pro Anglers from the Bass Master Elites, FLW Tour, and Major League Fishing, we have also made a commitment for college bass fishing teams, partnering with fours universities in addition to launching our Bridgford Outdoors Ambassador program to continue to grow and support others who share our passion for the outdoors.

Product Planning and Research and Development

We continually monitor consumer acceptance of each product within our extensive product line. Individual products are regularly added to and deleted from our product line. Historically, the addition or deletion of any individual product has not had a material effect on our operations at the end of the fiscal year. We believe that a key factor in the success of our products is our system of carefully targeted research and testing of our products to ensure high quality and that each product matches an identified market opportunity. The emphasis on new product introductions in the past year has been on private label products and partnerships. We are constantly striving to develop new products to complement our existing product lines and improve processing techniques and formulas. We utilize an in-house test kitchen and consultants to research and experiment with unique food preparation methods, improve quality control and analyze new ingredient mixtures.

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

Effect of Government Regulations

Our operations are subject to extensive inspection and regulation by the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (the “FDA”), and by other federal, state, and local authorities regarding the processing, packaging, storage, transportation, distribution, and labeling of products that we manufacture, produce and process. Our processing facilities and products are subject to continuous inspection by the USDA and/or other federal, state, and local authorities. The USDA has issued strict regulations concerning the control of listeria monocytogenes in ready-to-eat meat and poultry products and contamination by food borne pathogens such as E. coli and salmonella and implemented a system of regulation known as the Hazard Analysis Critical Control Points (“HACCP”) program. The HACCP program requires all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements. The Department of Labor’s Occupational Health and Safety Administration (“OSHA”) oversees safety compliance and establishes certain employer responsibilities to help assure safe and healthful working conditions and keep the workplace free of recognized hazards or practices likely to cause death or serious injury. We believe that we are currently in compliance with governmental laws and regulations and that we maintain the necessary permits and licenses relating to our operations.

To date, federal, state, and local environmental laws and regulations, including those relating to the discharge of materials into the environment, and the resources we expend to comply with such regulations, have not had a material effect on our business.

Importance of Key Customers

Sales to Wal-Mart® comprised 33.5% of revenues in fiscal year 2025 and 8.2% of total accounts receivable was due from Wal-Mart® as of October 31, 2025. Sales to Wal-Mart® comprised 27.8% of revenues in fiscal year 2024 and 25.4% of total accounts receivable was due from Wal-Mart® as of November 1, 2024. Sales to Dollar General® comprised 14.2% of revenues in fiscal year 2025 and 28.8% of total accounts receivable was due from Dollar General® as of October 31, 2025. Sales to Dollar General® comprised 14.2% of revenues in fiscal year 2024 and 20.2% of total accounts receivable was due from Dollar General® as of November 1, 2024.

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

Employees

We had 668 employees (649 full-time employees) as of October 31, 2025, approximately 44% of those employment relationships are governed by collective bargaining agreements. These agreements either “have expired” or “will expire” between June 2025 and February 2028. We believe that our relationship with all of our employees is favorable and that any pending contracts will be settled favorably.

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

The food industry, and the markets within the food industry in which we compete, are subject to various risks, including the following: evolving consumer preferences, nutritional and health-related concerns, federal, state, and local food inspection and processing controls, consumer product liability claims, risks of product tampering, and the availability and expense of liability insurance. The meat and poultry industries are subject to scrutiny due to the association of meat and poultry products with recent outbreaks of illness, and on rare occasions even death, caused by food borne pathogens. Outbreaks of disease and other events, which may be beyond our control, could significantly affect demand for and consumer perception of our food products and result in negative publicity that may have an adverse effect on our ability to market our products successfully. Product recalls are also sometimes required in the food industry to withdraw contaminated or mislabeled products from the market. Additionally, the failure to identify and react appropriately to changes in consumer trends, demands and preferences could lead to, among other things, reduced demand, and price reduction for our products. Changes in consumer eating habits may also result in the enactment or amendment of laws and regulations that impact the sourcing, ingredients, and nutritional content of our food products. Finally, we may be adversely affected by changes in domestic or foreign economic conditions, including tariffs, inflation or deflation, interest rates, availability of capital markets, consumer spending rates, and energy availability and costs (including fuel surcharges). We have been experiencing high levels of inflations the past few years, which has had varying impacts on our business. Such prolonged periods of inflation decrease consumers’ discretionary spending, which negatively impacts our results of operations. These and other general risks related to the food industry, if realized by us, could have a significant adverse effect on demand for our products, as well as the costs and availability of raw materials, ingredients, and packaging materials, thereby negatively affecting our operating results and financial position.

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

Further, such requirements may obligate us to make climate-related disclosures and set goals for reducing our carbon footprint. While we are committed to mitigating our impact on the environment and managing greenhouse gas emissions, there can be no assurance that we will accomplish such goals. If we fail to achieve any such goals related to climate change or the related expectations from stakeholders and consumers are not met, the resulting negative publicity could adversely impact our results of operations in part as a consequence of changes in consumer preferences for our products.

Fluctuations in commodity prices and the availability of raw materials could negatively impact our financial results.

We purchase large quantities of commodity pork, beef, and flour. Historically, market prices for products we process have fluctuated in response to a number of factors, including changes in the United States government farm support programs, changes in international agricultural and trading policies, weather, and other conditions during the growing and harvesting seasons. Our operating results are heavily dependent upon the prices paid for raw materials, as well as the available supply of commodities. Commodity costs have and may continue to fluctuate due to political and economic conditions, including the ongoing conflicts between Ukraine and Russia, Isreal and Palestine as well as increased tariffs. The marketing of our value-added products does not lend itself to instantaneous changes in selling prices. In addition, if we increase prices to offset higher costs, we could experience lower demand for our products and sales volumes. Conversely, decreases in our commodity and other input costs may create pressure on us to decrease our prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. If there is a lag between when costs increase and when we are able to increase selling prices, our profits margins may suffer. Production and pricing of commodities, on the other hand, are determined by constantly changing market forces of supply and demand over which we have limited or no control. Such factors include, among other things, weather patterns throughout the world, outbreaks of disease, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural and energy policies of domestic and foreign governments. While fluctuations in significant cost structure components, such as ingredient commodities and fuel prices, have had a significant impact on profitability over the last two years, the impact of general price inflation on our financial position and results of operations has been significant. However, current inflationary market conditions may have a negative impact on future earnings. Future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

We are subject to extensive government regulations and failure to comply with such regulations could negatively impact our financial results.

Our operations are subject to extensive inspection and regulation by the USDA, FDA and by other federal, state, and local authorities regarding the processing, packaging, storage, transportation, distribution, and labeling of products that are manufactured, produced, and processed by us. Our processing facilities and products are subject to continuous inspection by the USDA and/or other federal, state, and local authorities. The USDA has issued strict regulations concerning the control of listeria monocytogenes in ready-to-eat meat and poultry products and contamination by food borne pathogens such as E. coli and salmonella and implemented a system of regulation known as the HACCP program. The HACCP program requires all meat and poultry processing plants to develop and implement sanitary operating procedures and other program requirements. OSHA oversees safety compliance and establishes certain employer responsibilities to help assure safe and healthful working conditions and keep the workplace free of recognized hazards or practices likely to cause death or serious injury. We believe that we are currently in compliance with governmental laws and regulations and that we maintain necessary permits and licenses relating to our operations.

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

Our executive officers and certain other key employees have been primarily responsible for the development and expansion of our business, and the loss of the services of one or more of these individuals could adversely affect us. Our success will be dependent in part upon our continued ability to recruit, motivate, and retain qualified personnel. We cannot assure that we will be successful in this regard. We have no employment or non-competition agreements with key personnel. However, we have consulting agreements with each of (1) our former Vice President and current director Allan L. Bridgford Sr., (2) our former Chief Financial Officer and current director Raymond F. Lancy, (3) our former Director and President of Bridgford Food Processing Corporation Allan Bridgford Jr, (4) our former President and current director John V. Simmons, and (5) our former President of Dallas-Superior Foods Division Blaine K. Bridgford.

We depend on our major customers, and any loss of such customers could have a negative impact on our profitability.

Sales to Wal-Mart® comprised 33.5% of revenues in fiscal year 2025 and 8.2% of total accounts receivable was due from Wal-Mart® as of October 31, 2025. Sales to Dollar General® comprised 14.2% of revenues in fiscal year 2025 and 28.8% of total accounts receivable was due from Dollar General® as of October 31, 2025. Many of our customers, such as supermarkets, warehouse clubs, and food distributors, have consolidated in recent years. Such consolidation has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories while demanding lower pricing and increased promotional programs. These customers also may use their shelf space for their own private label products. Failure to respond to these trends could reduce our volume and cause us to lower prices or increase promotional spending on our product lines, which could adversely affect our profitability.

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

As of October 31, 2025, approximately 293 of our employees were covered by collective bargaining agreements. We depend on the availability of, and good relations with, our teams’ members. If we fail to maintain good relations, we may experience strikes or work stoppages, which could have a material adverse impact on our operations, results of operations, liquidity, or cash flows.

Our business and reputation could suffer if we experience security breaches and other disruptions to our information technology infrastructure.

We are dependent on information technology systems, some of which are managed by third parties, to process, transmit, and store electronic information and to manage or support a variety of business processes and activities, including distribution, invoicing, and collection of payment. We also collect and store confidential data from our customers and suppliers in data centers, which are owned by third parties and maintained on their information technology networks. These complex systems are an important part of ongoing operations. Any failure of these systems could disrupt our operations and could have a material adverse effect on our business, results of operations, and financial condition. Further, despite our internal controls and security measures, there can be no assurance that we will be able to evade cyberattacks, disruptions, or security breaches. We have implemented cyber-security initiatives to mitigate our exposure to these risks, but these measures may not be adequate Although we have not suffered any significant cyber incidents that resulted in material business impact, we have from time to time been, and expect to continue to be, the target of malicious cyber threat actors.

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

We participate in “multiemployer” pension plans administered by labor unions on behalf of their employees. We make monthly contributions for healthcare and pension benefit obligations. The contribution amount may change depending upon the ability of participating companies to fund these pension liabilities as well as the actual and expected returns on pension plan assets. Volatility in the capital markets or interest rates can impact the market value of plan assets and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to the pension plans in any year is dependent upon a number of factors, including minimum funding requirements. In addition, should we withdraw from the union and cease participation in a union plan, federal law could impose a penalty for additional contributions to the plan. The penalty would be recorded as an expense in the consolidated statements of operations. The ultimate amount of withdrawal liability is dependent upon several factors including the funded status of the plan and contributions made by other participating companies. We continue to participate in other multiemployer union plans. In the event of a full or partial withdrawal from these plans, the impact on our financial statements could be material.

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

We have developed and implemented a cybersecurity risk management program overseen by our Audit Committee intended to protect the confidentiality, integrity, and availability of our critical systems and information, and detect and contain any cybersecurity incidents that impact us. The program is integrated into our overall risk management systems and processes and includes a cybersecurity risk assessment process that routinely evaluates potential impacts of cybersecurity risks on our business, including risks from cybersecurity threats associated with our use of third-party service providers. These assessments inform our cybersecurity risk mitigation strategies. The results are regularly shared with our information technology committee comprised of our Vice President of Information Technology, our Information Technology Manager, our President and our Chief Financial Officer (the “IT Steering Committee”) and the Audit Committee of our Board as part of the committees’ involvement in managing and overseeing cybersecurity risks.

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

While we believe that our business strategy, results of operations or financial condition have not been materially adversely affected by any cybersecurity incidents, cybersecurity threats are pervasive and, similar to other institutions, we, as well as our employees, customers, regulators, service providers, and other third parties have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the potential target of cyber-attacks. We continue to assess the risks and changes in the cyber environment and invest in enhancements to our cybersecurity capabilities as deemed necessary to promote advancements in our cybersecurity capabilities.

Cybersecurity Governance

Our cybersecurity risk management program is overseen by the Audit Committee and led by the IT Steering Committee. Our Audit Committee is responsible for overseeing risks from cybersecurity threats and has the authority to regularly review the adequacy of our cybersecurity, information and technology security, and data privacy programs, procedures, and policies. Our IT Steering Committee, led by the Vice President of Information Technology, is primarily responsible for monitoring, assessing, and managing material risks from cybersecurity threats.

The Audit Committee regularly receives updates from the IT Steering Committee / management with respect to our efforts to manage data protection, cybersecurity, and information and technology risks, and assesses the results of reviews from internal audits. Materials presented to our Audit Committee by our IT Steering Committee include updates on our data security posture, results from internal audit and third-party assessments, our incident response plan, and certain cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. The Audit Committee / IT Steering Committee also regularly engages in management on technology risk-related topics.

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

We own the following properties as of October 31, 2025:

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

Item 3. Legal Proceedings

No material legal proceedings were pending against us as of October 31, 2025, or as of the date of filing this Report. We are likely to be subject to claims arising from time to time in the ordinary course of our business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on us. Any adverse litigation trends and outcomes could significantly and negatively affect our financial results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Dividend Data

Our common stock is traded on the Nasdaq Global Market under the symbol “BRID”.

As of January 15, 2026, there were 1,471 shareholders of record in our common stock.

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

Repurchases of Equity Securities by the Issuer

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. During fiscal years 2025 and 2024, we did not repurchase any shares of our common stock pursuant to our stock repurchase program previously authorized by the Board of Directors. As of October 31, 2025, 120,113 shares remained authorized for repurchase under the program.

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

Results of Operations (dollars in thousands)

Fiscal Year Ended October 31, 2025 (52 weeks) Compared to Fiscal Year Ended November 1, 2024 (52 weeks)

Net Sales-Consolidated

Net sales in fiscal year 2025 increased $7,341 (3.3%) when compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	Percent Change (%)	Total ($)
Selling price per pound	3.7	9,086
Unit sales volume in pounds	-0.5	(1,219)
Returns activity	-0.2	(618)
Promotional activity	0.3	92
Increase in net sales	3.3	7,341

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment in fiscal year 2025 decreased $363 (0.6%) compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	2.2	1,447
Unit sales volume in pounds	-2.7	(1,790)
Returns activity	-	(7)
Promotional activity	-0.1	(13)
Decrease in net sales	-0.6	(363)

The slight decrease in net sales of frozen food products in fiscal year 2025 primarily relates to lower unit sales volume in pounds partially offset by higher selling prices per pound. Institutional frozen food products dollar sales, including sheet dough and rolls, decreased 2.1% resulting in lower net sales compared to last year, which was not fully offset by a retail dollar sales volume increase of 1.8%. Consumers are purchasing more from retail stores while visits to foodservice establishments have decreased compared to the 2024 fiscal year. In addition, production of frozen food products was temporarily reduced to accommodate necessary repairs on a spiral freezer that has since been completed. Returns activity remained consistent compared to the prior fiscal year. Promotional activity was higher as a percentage of sales and higher in dollars during fiscal year 2025.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment in fiscal year 2025 increased $7,704 (4.7%) compared to the prior fiscal year. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	4.2	7,639
Unit sales volume in pounds	0.3	571
Returns activity	-0.2	(611)
Promotional activity	0.4	105
Increase in net sales	4.7	7,704

Net sales of snack food products increased in fiscal year 2025 due to higher selling prices per pound and to a lesser extent higher unit sales volume in pounds. The weighted average selling price per pound increased compared to fiscal year 2024 due to price increases on select products with negative or lower margins. We believe demand increased primarily due to a shift in consumer spending habits toward purchasing less expensive private-label snack foods including meat product purchases in order to reduce their expenses. Returns activity increased compared to the prior fiscal year. Promotional activity was lower than in fiscal year 2024.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations increased on a consolidated basis by $19,106 (11.4%) during fiscal year 2025 compared to the prior fiscal year. The gross margin decreased from 25.2% to 19.3% during fiscal year 2025 compared to the prior fiscal year.

Change in Cost of Products Sold by Segment	$	Consolidated %	Commodity $ (Decrease) Increase
Frozen Food Products Segment	1,398	0.8	(208)
Snack Food Products Segment	17,708	10.6	6,261
Total	19,106	11.4	6,053

Cost of Products Sold and Gross Margin–Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $1,398 (3.3%) in fiscal year 2025 compared to the prior fiscal year. Higher gross overhead, including increased costs for temporary labor and utilities, were the primary contributing factors to this increase. The cost of purchased flour decreased approximately $208 compared to the prior fiscal year. However, this decline was not enough to offset the increase in gross overhead and direct distribution costs. The gross margin percentage decreased from 27.4% to 24.5% during fiscal year 2025 compared to the prior fiscal year.

Cost of Products Sold and Gross Margin-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $17,708 (14.2%) in fiscal year 2025 compared to the prior fiscal year with approximately $6,261 of this increase attributable to higher meat commodity costs resulting from higher pressure on the commodity market. We increased our net realizable value reserve by $170 during the fiscal year 2025 in consideration of pending price increases to customers to help mitigate the record increases in meat commodity costs. We maintain a net realizable reserve of $1,637 on products as of October 31, 2025, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product. We also faced increased utilities, labor and insurance costs further contributing to the growth in costs. The gross margin percentage decreased from 24.4% to 17.5% during fiscal year 2025 compared to the prior fiscal year.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) in fiscal year 2025 increased $1,012 (1.6%) when compared to the prior fiscal year. The increase in this category did not directly correspond to the change in sales.

The table below summarizes the primary expense variances in this category:

	October 31, 2025 (52 Weeks)	November 1, 2024 (52 Weeks)	Expense (Decrease) Increase
Product advertising	$7,379	$7,935	$(556)
Pension cost	232	(248)	480
Vehicle repairs and maintenance	1,363	1,820	(457)
Outside consultants	3,229	2,773	456
Provision for bad debt	274	(126)	400
Healthcare cost	3,706	3,331	375
Travel expenses	2,954	2,639	315
Insurance expenses	1,681	1,984	(303)
Outside storage	1,304	1,567	(263)
Fuel	1,884	2,041	(157)
Other SG&A	39,455	38,733	722
Total - SG&A	63,461	62,449	1,012

Product advertising decreased mainly due to renegotiation of commission percentages with brokers in the Frozen Food Products segment and decreased fees paid under brand licensing agreements in the Snack Food Products segment during fiscal year 2025. The increase in pension cost was a result of lower values in pension plan assets caused by the performance of the underlying markets that support them. Vehicle repairs and maintenance have decreased compared to the prior fiscal year period mainly due to regularly replacing fleet vehicles as they age. Outside consulting costs increased due to higher advisory services including cost analysis and reduction assistance, legal fees, inspection and product testing fees. The increase in the provision for bad debt was mainly the result of recent slowing in certain customer payments beyond terms. Healthcare costs have increased due to unfavorable claim trends. Travel expenses increased due to participation in food shows and in-person business meetings. The decrease in insurance expenses was driven by exiting unfavorable insurance policies early to take advantage of more competitive pricing. Outside storage decreased primarily as a result of the need for less warehouse capacity to store products before shipment to the direct-store-delivery warehouses and customers. The decrease in fuel expense was driven by per gallon fuel price decreases compared to the prior fiscal year as a result of lower cost trends in petroleum markets. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher workers’ compensation costs, computer maintenance and office supplies.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $442 (3.1%) during fiscal year 2025 compared to the prior fiscal year. The overall decrease in SG&A expenses was due to lower product advertising, including broker commissions, partially offset by higher healthcare costs and travel expenses.

Selling, General and Administrative Expenses- Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $1,454 (3.0%) during fiscal year 2025 compared to the prior fiscal year. Most of the increase was due to higher consulting fees, healthcare costs, higher provision for bad debt and higher travel expenses partially offset by lower product advertising.

(Gain) loss on Sale of Property, Plant and Equipment

(Gains) and losses on the sale of property, plant and equipment were due to the ordinary disposal of assets located in both the Frozen Food Products segment, ($7) and $96, for fiscal years 2025 and 2024, respectively, and Snack Food Products segments, ($136) and $50, for fiscal years 2025 and 2024, respectively.

Income Taxes

Income tax for fiscal years 2025 and 2024 was as follows:

	October 31, 2025	November 1, 2024
Benefit on income taxes	$(4,692)	$(1,311)

Effective tax rate	26.0%	27.9%

We recorded a tax benefit of $4,692 and tax provision of $1,311, for fiscal years 2025 and 2024, respectively, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective tax rate was 26.0% and 27.9% for fiscal years 2025 and 2024, respectively. In addition, the effective tax rates for fiscal years 2025 and 2024 were impacted by such items as non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies and state income taxes. (Refer to Note 4 of Notes to Consolidated Financial Statements included within this Report for more information).

Liquidity and Capital Resources (dollars in thousands)

The principal source of operating cash flows is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We evaluate cash and cash equivalents related to borrowing capacity and short-term and long-term investments. We normally fund our operations from cash balances and cash flow generated from operations. Recent losses may necessitate short-term or long-term borrowing to fund inventory purchases to meet customer orders. We are focused on restoring profitability to the Company by driving topline revenue growth and reducing costs. In line with this focus, the Company is in discussions with and has begun production of customer products under private-label arrangements with the goal of increasing product sales volume. We have implemented multiple price increases on our products to help offset some of the higher costs for meat commodities and are focused on reducing selling, general and administrative expenses. Market data indicates that due to higher inflation and rising costs for basic needs, consumers are increasingly turning to private-label products to reduce their expenses. The Company intends to reorganize its direct-store-delivery route system in response to lower sales volume through that distribution channel, including reducing the number of routes, storage units and vehicles while maintaining superior service to our customers. The Company is also seeking bids for its production materials to drive increased competition among its vendors while maintaining quality inputs at the best possible price. As of October 31, 2025, we had $1,121 of current debt on equipment loans, $42,277 of net working capital and $5,500 available under our revolving line of credit with Wells Fargo Bank, N.A. (“Wells Fargo”) described below.

On July 23, 2025, we entered into an amended and restated credit agreement (the “Amended Credit Agreement”), with Wells Fargo. The Amended Credit Agreement amended, restated and superseded our prior credit agreement, dated November 30, 2024, with Wells Fargo that was set to expire by its terms on November 30, 2025. Under the terms of the Amended Credit Agreement and the revolving line of credit note established thereby, we may borrow up to $7,500 from time to time until July 31, 2026. As of October 31, 2025, the Company was in violation of the quick ratio covenant of the Amended Credit Agreement which was waived by Wells Fargo on December 12, 2025. The Company is otherwise in compliance with all other covenants under the Amended Credit Agreement. If we are unable to meet the financial covenant requirements of the Amended Agreement, it may impact our liquidity. Refer to Note 5 - Line of Credit and Borrowing Agreements to the Consolidated Financial Statements included within this Report for further information.

All of our operating segments have been impacted by inflation, including higher costs for labor, freight and specific materials related to product manufacturing and delivery. We expect this trend to continue throughout fiscal year 2026. Additionally, commodity costs, including meat and flour costs, have and may continue to fluctuate due to both political and economic conditions, including the ongoing conflicts between Ukraine and Russia, and Israel and Palestine, as well as increased tariffs. Despite these higher commodity costs, we may not be able to increase our product prices in a timely manner or sufficiently to offset such increased commodity or other costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Instances of higher interest rates, general price inflation or deflation, higher raw materials costs, labor shortages or supply chain issues could adversely affect the Company’s financial results and its liquidity. Higher product prices could potentially lower demand for our products and decrease volume. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, the performance of operating divisions, and the economic conditions of capital markets. If we are unable to increase liquidity through mortgaging real estate or additional borrowing, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. With the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of inflation and interest rate volatility on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

Cash flows (used in) operating activities:

	October 31, 2025 (52 Weeks)	November 1, 2024 (52 Weeks)
Net loss	$(13,359)	$(3,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,382	6,540
Provision for (recoveries on) losses on accounts receivable	274	(126)
(Reduction in) provision for promotional allowances	(496)	307
(Gain) loss on sale of property, plant and equipment	(143)	146
Deferred income taxes, net	(4,594)	(720)
Changes in assets and liabilities	6,244	(3,263)
Net cash used in operating activities	$(5,692)	$(497)

For the fifty-two weeks ended October 31, 2025, net cash used in operating activities was $5,692, a decrease of $5,195 in cash flows compared to the fifty-two weeks ended November 1, 2024. The increase in net cash used in operating activities primarily relates to a net loss of $13,359, a decrease in deferred income taxes of $4,594 and an increase in inventory of $3,734, partially offset by a decrease in accounts receivable of $6,493 due to accelerated payments from customers. During fiscal year 2025, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 68 days for the fifty-two weeks ended October 31, 2025, and 84 days for the fifty-two weeks ended November 1, 2024.

For the fifty-two weeks ended November 1, 2024, net cash used in operating activities was $497. The result was primarily related to net loss of $3,381, an increase in refundable income taxes of $1,240 and an increase of other non-current assets of $3,320, partially offset by a decrease in inventory of $7,235 due to selling down inventory finished goods to adjust to lower consumer demand. During fiscal year 2024, we did not contribute towards our defined benefit pension plan.

Cash flows used in investing activities:

	October 31, 2025 (52 Weeks)	November 1, 2024 (52 Weeks)
Proceeds from sale of property, plant and equipment	$205	$69
Additions to property, plant and equipment	(3,597)	(3,902)
Net cash used in investing activities	$(3,392)	$(3,833)

Additions to property, plant and equipment include the acquisition of equipment, upgrading of facilities to maintain operating efficiency and investments in cost effective technologies to lower costs. In general, we capitalize the cost of additions and improvements and expense the cost for repairs and maintenance. We may also capitalize costs related to improvements that extend the useful life, increase capacity, or improve the efficiency of existing machinery and equipment. Specifically, capitalization of upgrades of facilities to maintain operating efficiency include acquisitions of machinery and equipment used on packaging lines, vehicles and refrigeration equipment used to process food products.

The table below highlights the additions to property, plant and equipment for the fifty-two weeks ended:

	October 31, 2025 (52 Weeks)	November 1, 2024 (52 Weeks)
Building and leasehold improvements	$502	$-
Furniture and fixture	16	92
Temperature control	15	-
Processing equipment	259	215
Packaging lines	199	2,595
Vehicles for sales and/or delivery	1,290	2,372
Quality control and communication systems	75	-
Computer software and hardware	185	345
Forklifts	9	52
Change in projects in process	1,047	(1,769)
Additions to property, plant and equipment	$3,597	$3,902

Expenditures for additions to property, plant and equipment during the fifty-two weeks ended October 31, 2025, include projects in process of $2,683 related to the production facilities in Chicago and Statesville.

Cash flows used in financing activities:

	October 31, 2025 (52 Weeks)	November 1, 2024 (52 Weeks)
Payment of financing lease obligations	$(1,278)	$(103)
Proceeds from bank borrowings	2,000	-
Repayments of bank borrowings	(992)	(1,045)
Net cash used in financing activities	$(270)	$(1,148)

Our stock repurchase program was approved by the Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program we were authorized, at the discretion of management and the Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of the end of fiscal year 2025, 120,113 shares remained authorized for repurchase under the program.

The Company leased three long-haul trucks received during fiscal year 2019. The six-year leases for these trucks would have expired in fiscal year 2025. We returned one long-haul truck on June 22, 2023, for a loss of $12 and returned the remaining two long-haul trucks on July 11, 2024, for a loss of $90, in an effort to reduce the overall cost of delivering products as we transitioned deliveries to common carriers. All long-haul trucks under this lease agreement have been returned as of October 31, 2025.

The Company leased one refrigerated truck received on May 10, 2024, for a net present value of $166. The seven-year lease for this truck will expire in fiscal year 2031. Amortization of equipment as a finance lease was $24 during the fifty-two weeks ended October 31, 2025.

Equipment Note Payable

The following table reflects major components of our line of credit and borrowing agreements as of October 31, 2025, and November 1, 2024, respectively.

	October 31, 2025	November 1, 2024

Revolving credit facility	$2,000	$-
Equipment notes:
3.68% note due 04/16/27, out of lockout 04/17/22	1,794	2,786
Total debt	3,794	2,786
Less current debt	(3,121)	(1,084)
Total long-term debt	$673	$1,702

Revolving Credit Facility

On July 23, 2025, we entered into the Amended Credit Agreement with Wells Fargo. The Amended Credit Agreement amended, restated and superseded our prior credit agreement with Wells Fargo that was set to expire by its terms on November 30, 2025. Under the terms of the Amended Credit Agreement and the revolving line of credit note it established, we may borrow up to $7,500 from time to time up until July 31, 2026, at an interest rate equal to the daily simple secured overnight financing rate plus 2.5% (6.77% at October 31, 2025), or if unavailable, the prime rate, in each case as determined by the bank. The revolving line of credit has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. We borrowed $2,000 under this line of credit on May 20, 2025, which remained unpaid as of October 31, 2025. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on July 31, 2026.

Loan Covenants

The Wells Fargo Loan Agreements and the Amended Credit Agreement contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loans. Material financial covenants are listed below, and the capitalized terms are defined in the applicable agreements:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.0 to 1.0 at each fiscal quarter end,
●	Quick Ratio not less than 1.25 to 1.0 at each fiscal quarter end,
●	Net income after taxes of not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end, commencing on January 30, 2026.

As of October 31, 2025, the Company was in violation of the quick ratio covenant which was subsequently waived by Wells Fargo (per letter dated December 12, 2025). As of October 31, 2025, the Company was in compliance with all other covenants under the Wells Fargo Loan Agreements.

Aggregate contractual maturities of debt in future fiscal years are as follows as of October 31, 2025:

Fiscal Years	Debt Payable
2026	$3,121
2027	$673

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements within the meaning of Item 303(b) of Regulation S-K.

Contractual Obligations

Except as described above, we had no other debt or other contractual obligations within the meaning of Item 303(b) of Regulation S-K, as of October 31, 2025.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts not originally estimated. We record promotions, return allowances, bad debt and inventory allowances based on recent and historical trends. Management believes its current estimates are reasonable and based on the best information available at the time. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.

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

The Audit Committee of the Board of Directors meets regularly with our financial management and counsel, and with the independent registered public accounting firm engaged by us. Internal accounting controls and the quality of financial reporting are discussed during these meetings. The Audit Committee has discussed with the independent registered public accounting firm matters required to be discussed by Statement of Auditing Standards No. 16 (Communication with Audit Committees). In addition, the Audit Committee and the independent registered public accounting firm have discussed the independent registered public accounting firm’s independence from our Company and its management, including the matters in the written disclosures required by Public Company Accounting Oversight Board Rule 3526 “Communicating with Audit Committees Concerning Independence.”

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework (2013) and related illustrative documents. Management determined that the 17 principles were present and functioning during its assessment of the effectiveness of our internal controls. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting for our fiscal year ended October 31, 2025. Based on management’s assessment and the above-referenced criteria, management believes that the internal control over financial reporting was effective as of October 31, 2025.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the last quarter of fiscal year ended October 31, 2025 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On January 5, 2026, Keith A. Ross, a current named director of the Company, passed away. Prior to hi death, Mr. Ross served as a member for the Board of Directors and the Nominating Committee of the Company since 2016.

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

The remaining information required by this item will be included in our definitive proxy statement on Schedule 14A related to our 2026 annual meeting of stockholders (the “Proxy Statement), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of our fiscal year ended October 31, 2025, and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. The following documents are filed as a part of this Report:

(2) Financial Statement Schedules

Not applicable for a smaller reporting company.

(3) Exhibits

(a)	The exhibits below are filed herewith or incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Articles of Incorporation, as amended.	10-K	000-02396	3.4	01/18/19
3.2	Amended and Restated Bylaws.	10-K/A	000-02396	3.7	02/09/18
4.1	Description of Capital Stock of the Registrant	10-K	000-02396	4.1	01/15/21
10.1*	Bridgford Foods Corporation Defined Benefit Pension Plan.	10-K	000-02396	10.1	01/18/19
10.2*	Bridgford Foods Corporation Supplemental Executive Retirement Plan.	10-K	000-02396	10.2	01/18/19
10.3*	Bridgford Foods Corporation Deferred Compensation Savings Plan.	10-K	000-02396	10.3	01/18/19
10.4*	Consulting Agreement, dated August 12, 2019, between the Registrant and Allan L. Bridgford Sr.	8-K	000-02396	10.1	08/16/19
10.5	Purchase and Sale Agreement dated March 16, 2020 between Bridgford Food Processing Corporation and CRG Acquisition, LLC.	8-K	000-02396	10.1	03/19/20
10.6*	Consulting Agreement dated February 2, 2023, between the Registrant and Raymond F. Lancy.	8-K	000-02396	10.1	02/02/23
10.7*	Consulting Agreement dated May 16, 2025, between the Registrant and John V. Simmons.					X
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Registrant.	10-K	000-02396	21.1	01/15/21
24.1	Power of Attorney (included as part of the signature page).					X
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).
97.1*	Clawback and Forfeiture Policy					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101).

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.
**	Each of these Exhibits is furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGFORD FOODS CORPORATION

By:	/s/ MICHAEL W. BRIDGFORD
Michael W. Bridgford
Chairman of the Board

Date: January 28, 2026

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

Signature	Title	Date

/s/ MICHAEL W. BRIDGFORD	Chairman of the Board (Principal Executive Officer)	January 28, 2026
Michael W. Bridgford

/s/ CINDY MATTHEWS-MORALES	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 28, 2026
Cindy Matthews-Morales

/s/ RAYMOND F. LANCY	Director	January 28, 2026
Raymond F. Lancy

/s/ BARON R. H. BRIDGFORD II	President	January 28, 2026
Baron R. H. Bridgford II

/s/ ALLAN L. BRIDGFORD SR.	Director	January 28, 2026
Allan L. Bridgford Sr.

/s/ WILLIAM L. BRIDGFORD	Vice President and Director	January 28, 2026
William L. Bridgford

/s/ JOHN V. SIMMONS	Director	January 28, 2026
John V. Simmons

/s/ TODD C. ANDREWS	Director	January 28, 2026
Todd C. Andrews

/s/ D. GREGORY SCOTT	Director	January 28, 2026
D. Gregory Scott

/s/ MARY SCHOTT	Director	January 28, 2026
Mary Schott

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Bridgford Foods Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgford Foods Corporation and its subsidiaries (the “Company”) as of October 31, 2025 and November 1, 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows, for each of the fiscal years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2025 and November 1, 2024, and the results of its operations and its cash flows for each of the two fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

●	Net revenue – reserves for promotional allowances

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, contracts with customers often include some form of variable consideration in the form of discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances are treated as a reduction to revenue when the related revenue is recognized, and are recorded at the net estimated to be received, with updates to estimates and related accruals of promotional allowances occurring each period based on historical experience and changes in circumstances.

We identified the estimation of reserves for promotional allowances by management as a critical audit matter because the inputs and assumptions utilized by management in estimating these reserves, including consistency of historical data and contract pricing, require significant judgment and create a high-degree of estimation uncertainty. Consequently, auditing these assumptions requires subjective auditor judgment.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The primary procedures we performed to address this critical audit matter included:

■	Obtaining an understanding of management’s processes and controls over calculating the reserves for promotional allowances, including understanding relevant significant inputs and assumptions
■	Performing substantive analytical procedures surrounding the reserves for promotional allowances by performing an independent calculation of the allowance by using historical data and assumptions
■	Evaluating the reasonableness of key inputs and assumptions relevant to the reserve for promotional allowances, including contractual pricing and rebate arrangements with customers and historical allowance data, which were compared to source documents
■	Performing sensitivity analysis over key inputs and significant assumptions
■	Testing the accuracy, completeness, and validity of the underlying data used in the schedules that are calculating the reserves for promotional allowances
■	Considered transactions submitted by customers subsequent to year-end
■	Reviewing applicable financial statement disclosures

/s/ Baker Tilly US, LLP

Irvine, California

January 28, 2026

We have served as the Company’s auditor since 2009.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of October 31, 2025, and November 1, 2024

(in thousands, except share and per share amounts)

	October 31, 2025	November 1, 2024
ASSETS
Current assets:
Cash and cash equivalents	$876	$10,230
Accounts receivable, less allowance for credit losses accounts of $50 and $110, respectively, and promotional allowances of $1,903 and $2,399, respectively	24,133	30,404
Inventories, net	37,072	33,338
Refundable income taxes	624	3,408
Prepaid expenses and other current assets	908	609
Total current assets	63,613	77,989

Property, plant and equipment, net of accumulated depreciation and amortization of $82,041 and $77,160, respectively	61,787	64,634
Other non-current assets	21,814	14,731
Total assets	$147,214	$157,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,783	$5,672
Accrued payroll, advertising, and other expenses	6,825	6,323
Income taxes payable	294	274
Current notes payable – equipment	1,121	1,084
Current right-of-use leases payable	1,182	1,098
Revolving credit facility	2,000	-
Other current liabilities	1,131	2,002
Total current liabilities	21,336	16,453

Long-term notes payable – equipment, bridge loan and revolving credit facility	673	1,702
Deferred income taxes, net	3,028	7,622
Long-term right of use leases payable	959	2,235
Executive retirement plans and other non-current liabilities	5,672	1,206
Total long-term liabilities	10,332	12,765
Total liabilities	31,668	29,218

Contingencies and commitments (Notes 3, 5 and 6)

Shareholders’ equity:
Preferred stock, without par value; Authorized - 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; Authorized - 20,000,000 shares; issued and outstanding – 9,076,832 shares	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	106,052	119,411
Accumulated other comprehensive loss	(7,938)	(8,707)
Total shareholders’ equity	115,546	128,136
Total liabilities and shareholders’ equity	$147,214	$157,354

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended October 31, 2025, and November 1, 2024

(in thousands, except share and per share amounts)

	October 31, 2025	November 1, 2024
	(52 Weeks)	(52 Weeks)

Net sales	$230,986	$223,645

Cost of products sold	186,423	167,317

Gross margin	44,563	56,328

Selling, general and administrative expenses	63,461	62,449

(Gain) loss on sale of property, plant and equipment	(143)	146

Operating loss	(18,755)	(6,267)

Other income (expense)
Interest expense	(314)	(429)
Cash surrender value gain	1,018	2,004
Total other income	704	1,575

Loss before taxes	(18,051)	(4,692)

Benefit on income taxes	(4,692)	(1,311)

Net loss	$(13,359)	$(3,381)

Basic loss per share	$(1.47)	$(0.37)

Shares used to compute basic loss per share	9,076,832	9,076,832

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the fiscal years ended October 31, 2025, and November 1, 2024

(in thousands)

	October 31, 2025	November 1, 2024
	(52 Weeks)	(52 Weeks)
Net loss	$(13,359)	$(3,381)
Other comprehensive income from defined benefit plans	939	3,112
Other post-retirement benefit plans:
Actuarial loss	84	(641)
Other comprehensive loss from other postretirement benefit plans, net	84	(641)

Other comprehensive income, before taxes	1,023	2,471

Tax benefit on other comprehensive income	(254)	(489)

Change in other comprehensive income, net of tax	769	1,982

Comprehensive loss, net of tax	$(12,590)	$(1,399)

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the fiscal years ended October 31, 2025, and November 1, 2024

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 3, 2023	9,076	$9,134	$8,298	$122,792	$(10,689)	$129,535
Net loss	-	-	-	(3,381)	-	(3,381)
Net change in defined benefit plans and other benefit plans, net of tax	-	-	-	-	1,982	1,982
Balance, November 1, 2024	9,076	$9,134	$8,298	$119,411	$(8,707)	$128,136
Net loss	-	-	-	(13,359)	-	(13,359)
Net change in defined benefit plans and other benefit plans, net of tax	-	-	-	-	769	769
Balance, October 31, 2025	9,076	$9,134	$8,298	$106,052	$(7,938)	$115,546

See accompanying notes to consolidated financial statements.

BRIDGFORD FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended October 31, 2025, and November 1, 2024

(in thousands)

	October 31, 2025	November 1, 2024
	(52 Weeks)	(52 Weeks)

Cash flows from operating activities:
Net loss	$(13,359)	$(3,381)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,382	6,540
Provision for (recoveries on) losses on accounts receivable	274	(126)
Provision for (reduction in) promotional allowances	(496)	307
(Gain) loss on sale of property, plant and equipment	(143)	146
Deferred income taxes, net	(4,594)	(720)
Changes in operating assets and liabilities:
Accounts receivable, net	6,493	(1,992)
Inventories, net	(3,734)	7,235
Refundable income taxes	2,784	(173)
Prepaid expenses and other current assets	(299)	(1,240)
Other non-current assets	(7,337)	(3,321)
Accounts payable	3,111	(1,529)
Accrued payroll, advertising and other expenses	501	(81)
Income taxes payable	20	18
Other current liabilities	(828)	47
Executive retirement plans and other non-current liabilities	5,533	(2,227)
Net cash used in operating activities	(5,692)	(497)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	205	69
Additions to property, plant and equipment	(3,597)	(3,902)
Net cash used in investing activities	(3,392)	(3,833)
Cash flows from financing activities:
Payment of financing lease obligations	(1,278)	(103)
Proceeds from borrowings on revolving credit facility	2,000	-
Repayments of equipment note payable	(992)	(1,045)
Net cash used in financing activities	(270)	(1,148)
Net decrease in cash and cash equivalents	(9,354)	(5,478)

Cash and cash equivalents and restricted cash at beginning of year	10,230	15,708
Cash and cash equivalents and restricted cash at end of year	$876	$10,230

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$77	$1,365
Cash paid for interest	$419	$429
Non-cash receivable from tenant	$678	$860
Non-cash liability from tenant	$708	$883

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

Subsequent events

Management has evaluated events subsequent to October 31, 2025, through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements. On November 13, 2025, we signed a letter of intent with First National Capital, LLC for equipment financing for three years collateralized by $4,300 in production and packaging equipment which we expect to close in the first quarter of fiscal year 2026.

On January 27, 2026, $1,000 of cash from operations was used to pay down the outstanding balance on the revolving line of credit with Wells Fargo Bank, N.A. leaving a remaining balance of $1,000. As of January 28, 2026, we have $6,500 available under our revolving line of credit with Wells Fargo Bank, N.A.  If we are unable to increase liquidity through additional borrowing or mortgaging real estate, or generate positive cash flow necessary to fund operations, we may need to pull on the line of credit in the future. Refer to Note 5 - Line of Credit and Borrowing Agreements to the Consolidated Financial Statements included within this Report for further information.

Based on management’s review, no other material subsequent events were identified that require adjustment to the consolidated financial statements or additional disclosure.

Accounts receivable

Accounts receivables are recorded at net realizable value. The value is presented net of allowance for credit losses and promotional incentives. Our accounts receivable consists mainly of trade receivables from customer sales. We evaluate the collectability of our accounts receivable based on several factors. The provision for credit losses receivable is based on historical trends and current collectability risk. Our provision for credit losses was $50 and $110 as of October 31, 2025, and November 1, 2024, respectively.

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

Sales to Wal-Mart® comprised 33.5% of revenues in fiscal year 2025 and 8.2% of total accounts receivable was due from Wal-Mart® as of October 31, 2025. Sales to Wal-Mart® comprised 27.8% of revenues in fiscal year 2024 and 25.4% of total accounts receivable was due from Wal-Mart® as of November 1, 2024. Sales to Dollar General® comprised 14.2% of revenues in fiscal year 2025 and 28.8% of total accounts receivable was due from Dollar General® as of October 31, 2025. Sales to Dollar General® comprised 14.2% of revenues in fiscal year 2024 and 20.2% of total accounts receivable was due from Dollar General® as of November 1, 2024.

Business segments

The Company and its subsidiaries operate in two business segments - the processing and distribution of frozen foods products, and the processing and distribution of snack food products. See Note 7 Segment Information for further information.

Fiscal year

We maintain our accounting records on a 52-53-week fiscal basis ending on the Friday closest to October 31. As part of the regular accounting cycle, fiscal years 2025 and 2024 included 52 weeks respectively.

Revenues

The Company recognizes revenue for the sale of the product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment, pickup or delivery to a customer based on terms of the sale. Contracts with customers are typically short-term in nature with completion of a single performance obligation. Product is sold to foodservice, retail, institutional and other distribution channels. Products are delivered to customers primarily through our own long-haul fleet, common carrier or through a Company owned direct-store-delivery system. These delivery costs, $6,680 and $7,460 for fiscal years 2025 and 2024, respectively, are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Shipping and handling that occurs after the customer has obtained control of the product is recorded as a fulfillment cost rather than an additional assured service. Costs paid to third party brokers to obtain contracts are recognized as part of selling expenses. Other sundry items in context of the contract are also recognized as selling expenses. Any taxes collected on behalf of the government are excluded from net revenue.

We record revenue at the transaction price which is measured as the amount of consideration we anticipate to receive in exchange for providing product to our customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction in sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for fiscal years 2025 and 2024 were $18,861 and $19,746, respectively.

Advertising expenses

Advertising and other promotional expenses are recorded as selling, general and administrative expenses. Advertising expenses for fiscal years 2025 and 2024 were $2,500 and $2,613, respectively.

Cash and cash equivalents

We consider all investments with original maturities of three months or less to be cash equivalents. Cash equivalents include money market funds and treasury bills. Cash and cash equivalents totaled $876 as of October 31, 2025, all of which were held at Wells Fargo Bank N.A., except for $100 with Bank of America. Cash and cash equivalents totaled $10,230 as of November 1, 2024, all of which were held at Wells Fargo Bank N.A.

Restricted cash

The Company had no restricted cash as of October 31, 2025 and November 1, 2024.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or non-recurring basis for the fiscal years ended October 31, 2025, and November 1, 2024, except for pension plan investments (See Note 3 – Retirement and Other Benefit Plans).

Inventories

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any excess or obsolete inventories to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. The reserve for slow moving and obsolete inventory was $1,061 as of October 31, 2025 and $1,115 as of November 1, 2024. The Company recorded a net realizable value reserve of $1,637 and $1,467 at October 31, 2025 and November 1, 2024, respectively, after determining that the market value on some meat products was less than the costs associated with completion and sale of the product.

Property, plant and equipment

Property, plant, and equipment are carried at cost less accumulated depreciation. Major renewals and improvements are charged to the asset accounts while the cost of maintenance and repairs is charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the respective accounts, and the resulting gain or loss is credited or charged to income. Depreciation is computed on a straight-line basis over 10 or 20 years for buildings and improvements, 5 to 10 years for machinery and equipment, and 3 to 5 years for transportation equipment. We built a processing plant from the ground up and as such have attributed long useful lives accordingly to these types of assets employed at the new facility in Chicago. The Company incurred interest costs of $419 and $429 for fiscal year 2025 and 2024, respectively, all of which were recorded as interest expense in relation to equipment at the production facility in Chicago.

We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an impairment is indicated, we measure the fair value of assets to determine if and when adjustments are recorded.

Leases

Leases are recognized in accordance with ASC Topic 842 Leases (“ASC 842”) which requires a lessee to recognize assets and liabilities with lease terms of more than 12 months. We lease or rent property for such operations as storing inventory and equipment. We analyze our agreements to evaluate whether or not a lease exists by determining what assets exist for which we control usage for a period of time in exchange for consideration. In the event a lease exists, we classify it as a finance or operating lease and record a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease. In the case of month-to-month lease or rental agreements with terms of 12 months or less, we made an accounting policy election to not recognize lease assets and liabilities and record them on a straight-line basis over the lease term. The storage units rented on a month-to-month basis for use by our Snack Food Product segment direct-store-delivery route system are not costly to relocate and contain no significant leasehold improvements or degree of integration over leased assets. Orders can be fulfilled by another route storage unit interchangeably. No specialized assets exist in the rental storage units. Market price is paid for storage units. No guarantee of debt is made.

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

Stock-based compensation

We measure and recognize compensation expenses for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. We have not issued, awarded, granted, or entered into any stock-based payment agreements since April 29, 1999, and no such expense was recognized in fiscal years 2025 and 2024.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures. The amendments enhance disclosures of significant segment expenses by requiring the disclosure of significant segment expenses regularly provided to the chief operating decision maker, extending certain annual disclosures to interim periods, and permitting more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU No. 2023-07 did not have a material or significant impact on the Company’s Consolidated Financial Statements as we have historically disclosed financial data at the operating segment level.

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

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. The Company has analyzed the impacts of the OBBBA and reflected them in the current period. These impacts do not have a material effect on the tax rate for the year ended October 31, 2025. The majority of the tax law changes will take effect in future years.

NOTE 2 - Composition of Certain Financial Statement Captions:

	October 31, 2025	November 1, 2024
Inventories, net:
Meat, ingredients, and supplies	$9,734	$10,314
Work in process	2,197	2,633
Finished goods	25,141	20,391
	$37,072	$33,338

Prepaid expenses and other current assets:
Prepaid insurance	87	84
Prepaid other	821	525
	$908	$609
Property, plant and equipment, net:
Land	$3,799	$3,799
Buildings and improvements	24,581	24,148
Machinery and equipment	100,246	99,417
Finance leased trucks	166	166
Transportation equipment	10,973	11,127
Right of use assets	1,378	2,383
Construction in process	2,685	754
	143,828	141,794
Accumulated depreciation and amortization	(82,041)	(77,160)
	$61,787	$64,634

Other non-current assets:
Cash surrender value benefits	$15,049	$14,032
Defined benefit retirement plan	6,621	-
Other	144	699
	$21,814	$14,731
Accrued payroll, advertising, and other expenses:
Payroll, vacation, payroll taxes and employee benefits	$5,226	$5,112
Accrued advertising and broker commissions	692	386
Property taxes	461	431
Other	446	394
	$6,825	$6,323

Other current liabilities (Notes 3 and 6):
Executive retirement plans	$333	$333
Incentive compensation	694	1,531
Finance lease obligation	20	62
Customer deposits	39	39
Postretirement healthcare benefits	45	37
	$1,131	$2,002

Executive retirement plans and other non-current liabilities (Note 3):
Defined benefit retirement plan	$-	$(5,212)
Incentive compensation	42	735
Finance lease obligation	120	162
Postretirement healthcare benefits	5,510	5,521
	$5,672	$1,206

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

Net pension income consisted of the following:

	October 31, 2025	November 1, 2024
	(52 Weeks)	(52 Weeks)
Service cost	$66	$56
Interest cost	2,653	2,813
Expected return on plan assets	(2,828)	(3,433)
Amortization of unrecognized loss	-	349
Net pension income	$(109)	$(215)

Net pension costs and benefit obligations are determined using assumptions as of the beginning of each fiscal year.

Weighted average assumptions for each fiscal year are as follows:

	October 31, 2025	November 1, 2024
Discount rate	5.16%	5.16%
Rate of increase in salary levels	N/A	N/A
Expected return on plan assets	5.00%	5.00%

The benefit obligation, plan assets, and funded status of these plans as of the fiscal years ended are as follows:

	October 31, 2025	November 1, 2024
	(52 Weeks)	(52 Weeks)
Change in plan assets:
Fair value of the plans’ assets - beginning of year	$58,319	$50,685
Actual return on the plans’ assets	3,853	10,208
Benefits paid	(2,638)	(2,574)
Fair value of the plans’ assets - end of year	$59,534	$58,319
Change in benefit obligations:
Benefit obligations - beginning of year	$53,107	$48,800
Service cost	66	56
Interest cost	2,653	2,813
Actuarial gain	86	4,012
Benefits paid	(2,638)	(2,574)
Benefit obligations - end of year	53,274	53,107
Funded status of the plans	6,261	5,212
Unrecognized net actuarial loss	3,164	4,103
Net amount recognized	$9,425	$9,315

We perform an internal rate of return analysis when making the discount rate selection. The discount rates were based on FTSE Pension Discount Curve (formerly Citibank) as of October 31, 2025, and November 1, 2024, respectively.

The plans’ assets are primarily invested in marketable equity securities, corporate and government debt securities, and the assets are administered by an investment management company. The plans’ long-term return on assets is based on the weighted average of the plans’ investment allocation as of the measurement date and the published historical returns for those types of asset categories, taking into consideration inflation rate forecasts. No expected employer contribution to the plans in fiscal year 2026 is planned.

For fiscal year 2025, our actuary used mortality tables from the Pri-2012 Total Dataset Mortality Table with MP-2021 Scaling. The expected rate of return on the plans’ assets was 5.00% effective for fiscal years 2025 and 2024.

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

The actual and target allocation for the plans’ assets are as follows:

Asset Class	2025	Target Asset Allocation	2024	Target Asset Allocation
Large Cap Equities	9.2%	8.0%	9.3%	8.0%
Mid Cap Equities	0.0%	0.0%	0.0%	0.0%
Small Cap Equities	2.6%	2.0%	2.4%	2.0%
International (equities only)	4.5%	5.0%	4.1%	5.0%
Fixed Income	83.6%	83.0%	84.0%	83.0%
Cash and other	0.1%	2.0%	0.2%	2.0%
Total	100.0%	100.0%	100.0%	100.0%

The fair value of our pension plans’ assets as of October 31, 2025, and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	2025
	Level 1	Level 2	Level 3	Total

Total plan assets	$59,534	-	-	$59,534

The fair value of our pension plans’ assets as of November 1, 2024, and the level under which fair values were determined, using the hierarchy described in Note 1, is as follows:

	2024
	Level 1	Level 2	Level 3	Total

Total plan assets	$58,319	-	-	$58,319

Expected payments for pension benefits are as follows:

Fiscal Years	Pension Benefits
2026	$3,638
2027	$3,726
2028	$3,749
2029	$3,773
2030	$3,782
2031-2035	$18,890

Executive Retirement Plans

Non-Qualified Deferred Compensation

Effective January 1, 1991, we adopted a deferred compensation savings plan for certain key employees. Under this arrangement, selected employees contribute a portion of their annual compensation to the plan. We contribute an amount to each participant’s account by computing an investment return equal to Moody’s Average Seasoned Bond Rate plus 2%. Employees receive vested amounts upon death, termination, or attainment of retirement age. No benefit expense was recorded under this plan for fiscal years 2025 and 2024.

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

Benefits payable related to these plans and included in the accompanying consolidated financial statements were $4,856 and $5,046 as of October 31, 2025, and November 1, 2024, respectively. The benefit payable is recorded as $333 and $333 under current liabilities and $4,523 and $4,713 under non-current liabilities as of October 31, 2025, and November 1, 2024, respectively. In connection with these arrangements, we are the beneficiary of life insurance policies on the lives of certain key employees and retirees. The aggregate cash surrender value of these policies, included in non-current assets, was $15,049 and $14,032 as of October 31, 2025, and November 1, 2024, respectively. The net periodic pension cost was $375 and pension income $64 for fiscal year 2025 and 2024, respectively, caused by the change in pension discount rate between years.

Expected payments for executive postretirement benefits are as follows:

Fiscal Years	Executive Postretirement Benefits
2026	$533
2027	$533
2028	$532
2029	$522
2030	$522
2031-2034	$2,459

Incentive Compensation Plan for Certain Key Executives

We provide an incentive compensation plan for certain key executives, which is based upon our pretax income. The payment of these amounts is generally deferred over three or five-year periods. The total amount payable related to this arrangement was $735 and $2,267 as of October 31, 2025, and November 1, 2024, respectively. Future payments are approximately $693, $33, and $9 for fiscal years 2026 through 2028, respectively.

Postretirement Healthcare Benefits for Selected Executive Employees

We provide post-retirement health care benefits for selected executive employees. Net periodic postretirement healthcare (benefit) cost is determined using assumptions as of the beginning of each fiscal year, except for the total actual benefit payments and the discount rate used to develop the net periodic postretirement benefit expense, which is determined at the end of the fiscal year.

Net periodic post-retirement healthcare cost (benefit) consisted of the following:

	October 31, 2025	November 1, 2024
	(52 Weeks)	(52 Weeks)
Interest cost	$43	$38
Amortization of actuarial gain	8	(12)
Service cost	14	8
Net periodic postretirement healthcare cost	$65	$34

Weighted average assumptions for the fiscal years ended October 31, 2025, and November 1, 2024, are as follows:

	2025	2024
Discount rate	5.16%	5.16%
Medical trend rate next year	7.50%	7.00%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate is achieved	2030	2028

The table below shows the estimated effect of a 1% increase in healthcare cost trend rate on the following:

	2025	2024
Interest cost plus service cost	$13	$9
Accumulated postretirement healthcare obligation	$190	$156

The table below shows the estimated effect of a 1% decrease in healthcare cost trend rate on the following:

	2025	2024
Interest cost plus service cost	$(10)	$(7)
Accumulated postretirement healthcare obligation	$(148)	$(122)

The healthcare obligation and funded status of this plan as of the fiscal years ended are as follows:

	2025	2024
Change in accumulated postretirement healthcare obligation:
Healthcare obligation - beginning of year	$842	$649
Interest cost	43	38
Service cost	14	9
Actuarial gain	157	180
Benefits paid	(22)	(34)
Healthcare obligation – end of year	$1,034	$842

Funded status of the plans	1,034	842
Unrecognized net actuarial gain (loss)	360	(13)
Unrecognized amounts recorded in other comprehensive income	(360)	13
Postretirement healthcare liability	$1,034	$842

Expected payments for the post-retirement benefits are as follows:

Fiscal Years	Postretirement Healthcare Benefits
2026	$47
2027	$47
2028	$47
2029	$47
2030-2034	$234

401(k) Plan for Sales, Administrative, Supervisory and Certain Other Employees

During the fiscal year ended November 3, 2006, we implemented a qualified 401(k) retirement plan (the “401k Plan”) for our sales, administrative, supervisory, and certain other employees. During fiscal years 2025 and 2024, we made total employer contributions to the 401k Plan in the amounts of $796 and $783, respectively.

NOTE 4 - Income Taxes:

The benefit on income taxes include the following:

	October 31, 2025	November 1, 2024
	(52 Weeks)	(52 Weeks)
Current:
Federal	$9	$(1,163)
State	147	1,196
	156	33
Deferred:
Federal	(4,488)	(1,222)
State	(360)	(122)
	(4,848)	(1,344)
Benefit on provision for income taxes	$(4,692)	$(1,311)

The total tax benefit differs from the expected amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	October 31, 2025	November 1, 2025
	(52 Weeks)	(52 Weeks)
Benefit on federal income taxes at the applicable statutory rate	$(3,791)	$(985)
Decrease in provision resulting from state income taxes, net of federal income tax benefit	(614)	(16)
Non-taxable life insurance gain	(214)	(421)
Change in valuation allowance	404	-
Other, net	(477)	111
Benefit on income taxes	$(4,692)	$(1,311)

Deferred income taxes result from differences in the basis of assets and liabilities for tax and accounting purposes.

	October 31, 2025	November 1, 2024
Receivables allowance	$13	$29
Returns allowance	150	134
Inventory packaging reserve	742	677
Inventory overhead capitalization	399	314
Employee benefits	587	790
Other	287	218
State taxes payable	161	226
Incentive compensation	194	595
Pension and health care benefits	(199)	77
Depreciation	(11,370)	(12,069)
Net operating loss carry-forward and credits	6,310	1,721
Right of use assets	201	(235)
Valuation allowance established against state NOL	(503)	(99)
Deferred income taxes, net	$(3,028)	$(7,622)

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

As of October 31, 2025, the Company did not have any valuation allowance against its federal net deferred tax assets. Management reevaluated the need for a valuation allowance at the end of 2024 and determined that some of its California NOL may not be utilized. Therefore, a valuation allowance of $503 has been retained for such portion of the California NOL.

As of October 31, 2025, the Company had net operating loss carryforwards of approximately $22,617 for federal and $27,504 for state purposes.

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

As of October 31, 2025, we have provided a liability of $369 to unrecognized tax benefits related to various federal and state income tax matters. $76 of this liability will reduce our effective income tax rate if the asset is recognized in future reporting periods. We have not identified any new unrecognized tax benefits.

As of November 1, 2024, we have provided a liability of $349 to unrecognized tax benefits related to various federal and state income tax matters. $76 of this liability will reduce our effective income tax rate if the asset is recognized in future reporting periods.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	October 31, 2025	November 1, 2025
	(52 Weeks)	(52 Weeks)

Balance at beginning of year	$349	$331
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	20	18

Balance at end of year	$369	$349

We recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of October 31, 2025, we had approximately $81 in accrued interest and penalties which is included as a component of the $369 unrecognized tax benefit noted above.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal year ended October 28, 2022, through November 1, 2024.

We are subject to income tax in California and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years ended October 29, 2021, through November 1, 2024.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

NOTE 5 - Line of Credit and Borrowing Agreements:

The following table reflects major components of our revolving credit facility and borrowing agreements as of October 31, 2025, and November 1, 2024, respectively.

	October 31, 2025	November 1, 2024
Revolving credit facility	$2,000	$-
Equipment note:
3.68% note due 04/16/27, out of lockout 04/17/22	1,794	2,786
Total debt	3,794	2,786
Less current debt	(3,121)	(1,084)
Total long-term debt	$673	$1,702

Revolving Credit Facility

On July 23, 2025, we entered into an amended and restated credit agreement with Wells Fargo (the “Amended Credit Agreement”). The Amended Credit Agreement amended, restated and superseded our prior credit agreement, dated November 30, 2024 with Wells Fargo that was set to expire by its terms on November 30, 2025. Under the terms of this Amended Credit Agreement and the revolving line of credit note, we may borrow up to $7,500 from time to time up until July 31, 2026, at an interest rate equal to the daily simple secured overnight financing rate plus 2.5% (6.77% at October 31, 2025), or if unavailable, the prime rate, in each case as determined by the bank. The revolving line of credit has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. We borrowed $2,000 under this line of credit on May 20, 2025, which remained unpaid as of October 31, 2025. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on July 31, 2026.

Equipment Note Payable

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank, (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo, on each of April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”). Pursuant to the Wells Fargo Loan Agreements, we owe the amounts stated in the table above.

Loan Covenants

The Wells Fargo Loan Agreements and the Amended Credit Agreement contain various affirmative and negative covenants that limit the use of funds and define other provisions of the loans. Material financial covenants are listed below, and the capitalized terms are defined in the applicable agreements:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.0 to 1.0 at each fiscal quarter end,
●	Quick Ratio not less than 1.25 to 1.0 at each fiscal quarter end,
●	Net income after taxes of not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end, commencing on January 30, 2026.

As of October 31, 2025, the Company was in violation of the quick ratio covenant which was waived (per letter dated December 12, 2025).

As of October 31, 2025, the Company was in compliance with all other covenants under the Wells Fargo Loan Agreements and the Amended Credit Agreement.

Aggregate contractual maturities of debt in future fiscal years are as follows as of October 31, 2025:

Fiscal Years	Debt Payable
2026	$3,121
2027	$673

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

The Company leased one refrigerated truck received on May 10, 2024, for a net present value of $166. The seven-year lease for this truck will expire in fiscal year 2031. Amortization of equipment as a finance lease was $24 during the fifty-two weeks ended October 31, 2025.

The Company performed a detailed analysis and determined that the only indications of a long-term lease in addition to transportation leases for long-haul trucks were the warehouse leases with Hogshed Ventures, LLC and Racine Partners 4333 LLC.

The Company’s five-year term lease with Racine Partners 4333 LLC, was effective June 1, 2022. A ROU asset of $1,378 and corresponding liability for warehouse storage space of $1,433 as of October 31, 2025, was recorded for Racine Partners 4333 LLC for 43rd Street in Chicago, Illinois. This lease does not provide an implicit rate, and we estimated our incremental interest rate to be approximately 3.68%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

We leased warehouse storage space from Hogshed Ventures, LLC for 40th Street in Chicago, Illinois, during fiscal year 2024. We leased this space under a non-cancellable operating lease. This lease terminated on June 30, 2024 and was not renewed. There is no further lease liability recorded as of October 31, 2025.

We, as lessor, leased a parking lot in Anaheim, California with a five-year term effective May 29, 2024, to a tenant. Both current and non-current receivables less executory costs including broker’s commissions, were recorded in current and non-current liabilities in the amount of $181 and $527, as of October 31, 2025. Unearned revenue was also recorded in the amount of $181 and $498, respectively, in the consolidated balance sheet as of October 31, 2025. This lease does not provide an implicit rate, and we estimated our incremental interest rate to be approximately 7.34%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments. Legal ownership does not transfer at the end of the lease. We retain ownership of the parking lot. There is no net book value of the underlying asset.

The following is a schedule by years of future minimum lease payments for transportation leases and ROU assets:

Fiscal Year	Financing Obligations
2026	$1,202
2027	656
2028	249
2029	127
Later Years	74
Total minimum lease payments(a)	$2,308
Less: Amount representing executory costs	-
Less: Amount representing interest(b)	27
Present value of future minimum lease payments(c)	$2,281

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Note 2, as current and noncurrent obligations under capital leases of $20 and $120, respectively, and ROU assets of $1,182 and $959, respectively.

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

Our Executive Committee functions as the Chief Operating Decision Maker (CODM). We utilize an Executive Committee to serve in the capacity of Chief Executive Officer. We believe this structure is appropriate for the Company because it requires a full committee of officers, each of whom brings their own experiences and perspectives to bear on their decision making, to discuss and vote on important decisions affecting the Company. The Executive Committee is responsible for the day-to-day management of risk. The Executive Committee regularly assesses the operating segment’s performance and is responsible for allocating resources to each operating segment.

The CODM is regularly provided and reviews financial data based on the two operating segments mentioned and defined above, the Frozen Food Product Segment and the Snack Food Segment. The financial data provided to the CODM includes sales, cost of goods sold, gross margin and selling, general and administrative expenses as well as total assets and additions to property, plant and equipment. Sales data involves sales to customers as well as promotional advertising and return analysis. Cost of goods sold encompasses the cost of raw materials, direct and indirect plant overhead, production labor and product safety including quality control and assurance. Selling, general and administrative expenses include the cost of selling, marketing, advertising and delivery to the customer. We allocate corporate management expenses to the segments based on sales while certain assets including cash remain in Other.

The following segment information is for the fiscal years ended October 31, 2025 (52 weeks) and November 1, 2024 (52 weeks):

Segment Information
2025	Frozen Food Products	Snack Food Products	Other	Totals
Net sales	$58,045	$172,941	$-	$230,986
Cost of products sold	43,802	142,621	-	186,423
Gross margin	14,243	30,320	-	44,563
SG&A	13,760	49,701	-	63,461
Loss on sale of property, plant, and equipment	(7)	(136)	-	(143)
Operating income (loss)	$490	$(19,245)	$-	$(18,755)

Total assets	$16,716	$107,276	$23,222	$147,214
Additions to PP&E	$330	$3,267	$-	$3,597

Segment Information
2024	Frozen Food Products	Snack Food Products	Other	Totals
Net sales	$58,408	$165,237	$-	$223,645
Cost of products sold	42,404	124,913	-	167,317
Gross margin	16,004	40,324	-	56,328
SG&A	14,202	48,247	-	62,449
Loss on sale of property, plant, and equipment	96	50	-	146
Operating (loss) income	$1,706	$(7,973)	$-	$(6,267)

Total assets	$16,972	$112,471	$27,911	$157,354
Additions to PP&E	$891	$3,011	$-	$3,902

The following information further disaggregates our sales to customers by major distribution channel and customer type for the fiscal years ended October 31, 2025, and November 1, 2024, respectively.

2025

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct-store-delivery	$101,485	$-	$101,485
Direct customer warehouse	71,456	-	71,456
Total Snack Food Products	172,941	-	172,941

Distributors	7,881	50,164	58,045
Total Frozen Food Products	7,881	50,164	58,045

Total Net Sales	$180,822	$50,164	$230,986

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

2024

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct-store-delivery	$110,361	$-	$110,361
Direct customer warehouse	54,876	-	54,876
Total Snack Food Products	165,237	-	165,237

Distributors	7,658	50,750	58,408
Total Frozen Food Products	7,658	50,750	58,408

Total Net Sales	$172,895	$50,750	$223,645

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

NOTE 8 - Unaudited Interim Financial Information:

Not applicable for a smaller reporting company.

