Form 10-Q
period 2026-01-23
BRIDGFORD FOODS CORP
filed 2026-03-06
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 23, 2026

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

As of March 6, 2026, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods”, “Company”, “we”, “us” or “our” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	January 23, 2026	October 31, 2025
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$4,813	$876
Accounts receivable, less allowance for credit losses of $75 and $50, respectively, and promotional allowances of $2,226 and $1,903, respectively	21,953	24,133
Inventories, net	32,613	37,072
Refundable income taxes	634	624
Prepaid expenses and other current assets	2,486	908
Total current assets	62,499	63,613

Property, plant and equipment, net of accumulated depreciation and amortization of $83,349 and $82,041, respectively	60,085	61,787
Other non-current assets	22,021	21,814
Total assets	$144,605	$147,214

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$8,703	$8,783
Accrued payroll, advertising, and other expenses	6,782	6,825
Income taxes payable	294	294
Current notes payable - equipment	1,131	1,121
Current right-of-use leases payable	1,202	1,182
Revolving credit facility	2,000	2,000
Other current liabilities	432	1,131
Total current liabilities	20,544	21,336

Long-term notes payable - equipment	351	673
Deferred income taxes, net	2,799	3,028
Long-term right-of-use leases payable	652	959
Executive retirement plans and other non-current liabilities	5,556	5,672
Total long-term liabilities	9,358	10,332

Total liabilities	29,902	31,668

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 shares	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	105,209	106,052
Accumulated other comprehensive loss	(7,938)	(7,938)
Total shareholders’ equity	114,703	115,546
Total liabilities and shareholders’ equity	$144,605	$147,214

See accompanying notes to Condensed Consolidated Financial Statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended
	January 23, 2026	January 24, 2025

Net sales	$55,312	$52,545
Cost of products sold	41,943	39,660

Gross margin	13,369	12,885

Selling, general and administrative expenses	14,616	14,913
(Gain) on sale of property, plant, and equipment	(14)	(16)
Operating loss	(1,233)	(2,012)

Other income (expense)
Interest expense	(110)	(88)
Cash surrender value gain	255	534
Total other income	145	446

Loss before taxes	(1,088)	(1,566)
Benefit on income taxes	(245)	(453)

Net loss	$(843)	$(1,113)

Basic loss per share	$(0.09)	$(0.12)

Shares used to compute basic loss per share	9,076,832	9,076,832

See accompanying notes to Condensed Consolidated Financial Statements.

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended January 23, 2026

(unaudited)

(in thousands except shares)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 31, 2025	9,076,832	$9,134	$8,298	$106,052	$(7,938)	$115,546
Net loss	-	-	-	(843)	-	(843)
Balance, January 23, 2026	9,076,832	$9,134	$8,298	$105,209	$(7,938)	$114,703

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended January 24, 2025

(unaudited)

(in thousands)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 1, 2024	9,076,832	$9,134	$8,298	$119,411	$(8,707)	$128,136
Net loss	-	-	-	(1,113)	-	(1,113)
Balance, January 24, 2025	9,076,832	$9,134	$8,298	$118,298	$(8,707)	$127,023

See accompanying notes to Condensed Consolidated Financial Statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	12 weeks ended
	January 23, 2026	January 24, 2025
Cash flows from operating activities:

Net loss	$(843)	$(1,113)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:

Depreciation and amortization	1,446	1,522
(Reduction in) provision for credit losses on accounts receivable	(36)	357
Reduction in promotional allowances	323	4
Gain on sale of property, plant, and equipment	(14)	(16)
Deferred income taxes, net	(229)	-

Changes in operating assets and liabilities:

Accounts receivable, net	1,893	1,455
Inventories, net	4,459	(2,914)
Prepaid expenses and other current assets	(1,578)	(1,760)
Refundable income taxes	(10)	774
Other non-current assets	(207)	(490)
Accounts payable	(80)	(1,641)
Accrued payroll, advertising, and other expenses	(42)	735
Other current liabilities	(700)	(809)
Executive retirement plans and other non-current liabilities	(113)	(708)

Net cash provided by (used in) operating activities	4,269	(4,604)

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	14	6
Disposals of (additions to) property, plant, and equipment	256	(531)

Net cash provided by (used in) investing activities	270	(525)

Cash flows from financing activities:
Payment of financing lease obligations	(291)	(264)
Repayments of equipment note payable	(311)	(178)

Net cash used in financing activities	(602)	(442)

Net increase (decrease) in cash and cash equivalents	3,937	(5,571)

Cash and cash equivalents at beginning of period	876	10,230

Cash and cash equivalents at end of period	$4,813	$4,659

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$26	$-
Cash paid for interest	$120	$88
Non-cash receivable from tenant	634	819
Non-cash liability from tenant	664	844

See accompanying notes to Condensed Consolidated Financial Statements.

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies:

The unaudited Condensed Consolidated Financial Statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve weeks ended January 23, 2026 and January 24, 2025 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Quarterly Report on Form 10-Q for our first fiscal quarter ended January 23, 2026 (this “Report”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025 (the “Annual Report”). Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.

The October 31, 2025, balance sheet amounts within these interim Condensed Consolidated Financial Statements were derived from the audited fiscal year 2025 consolidated financial statements included in the Company’s Annual Report.

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

Cash and cash equivalents totaled $4,813 as of January 23, 2026, all of which were held at Wells Fargo Bank N.A. (“Wells Fargo”), except for $100 with Bank of America. Cash and cash equivalents totaled $876 as of October 31, 2025, all of which were held at Wells Fargo, except for $100 with Bank of America.

Comprehensive income or loss

Comprehensive income or loss consists of net loss and additional minimum pension liability adjustments. There were no differences between net loss and comprehensive loss during each of the twelve weeks ended January 23, 2026, and January 24, 2025, respectively.

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivables (“AR”) or 10% of consolidated sales for the twelve weeks ended January 23, 2026, and January 24, 2025, respectively.

	Walmart		Dollar General
	Sales	AR (a)	Sales	AR
January 23, 2026	32.9%	6.9%	14.0%	26.1%
January 24, 2025	28.2%	25.9%	12.6%	17.9%

(a)	Walmart’s consolidated AR represented a lower percentage of total consolidated AR as of January 23, 2026, due to accelerated payments on outstanding accounts receivable.

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

The Company records revenue at the transaction price which is measured as the amount of consideration the Company anticipates receiving in exchange for providing products to customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction in sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for the twelve weeks ended January 23, 2026, and January 24, 2025, were $3,889 and $3,823, respectively.

Leases

Leases are recognized in accordance with ASC Topic 842 Leases (“ASC 842”) which requires a lessee to recognize assets and liabilities with lease terms of more than twelve months. The company leases or rents property for operations such as storing inventory and equipment. The company analyzes agreements to evaluate whether or not a lease exists by determining what assets exist for which control usage for a period of time is exchanged for consideration. In the event a lease exists, the Company classifies it as a finance or operating lease and records a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease. The classification as a finance or operating lease determines whether the recognition, measurement and presentation of expenses and cash flows are considered operating or financing. In the case of month-to-month lease or rental agreements with terms of twelve months or less, the Company made an accounting policy election to not recognize lease assets and liabilities and instead record them on a straight-line basis over the lease term.

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

ROU lease assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization. The Company leases warehouse space from time to time that is recorded as a ROU lease asset and corresponding lease liability. The Company no longer leases long-haul trucks that were used by the Frozen Food Products segment. However, we have leased one refrigerated truck used in the Frozen Food Products segment. Finance lease liabilities are recorded under other liabilities. The condensed consolidated balance sheets reflect both the current and long-term obligations.

The Company leased a parking lot to a lessee in accordance with ASC 842 under a 60-month lease contract. Legal ownership does not transfer at the end of the lease. The Company retains ownership of the parking lot. There is no net book value of the underlying asset. The Company recorded a lease receivable, both the current and non-current components, less executory costs including broker’s commissions. The discount rate implicit in the lease is used to calculate the present value of minimum lease payments. Revenue will be deferred until earned and is recorded in current and non-current liabilities.

Subsequent events

Management has evaluated events subsequent to January 23, 2026, through the date that the accompanying Condensed Consolidated Financial Statements were filed with the Securities and Exchange Commission (the “SEC”) for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

On January 27, 2026, $1,000 of cash from operations was used to pay down the outstanding balance on the revolving credit facility with Wells Fargo leaving a remaining balance of $1,000. Refer to Note 6 – Equipment Notes Payable and Financial Arrangements to the Consolidated Financial Statements included within this Report for further information.

On February 19, 2026, the Company signed a lease agreement with FNC Capital for equipment financing of $2,000 for three years collateralized by production and packaging equipment. The loan is expected to fund in the second quarter of fiscal year 2026.

No other material events subsequent to January 23, 2026, were identified that require adjustment to the financial statements or additional disclosure.

Basic loss per share

Basic loss per share is calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or other potentially dilutive convertible securities were outstanding as of January 23, 2026, or January 24, 2025.

Recently issued accounting pronouncements and regulations

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures. ASU No. 2023-07 enhances disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extending certain annual disclosures to interim periods, and permitting more than one measure of segment profit or loss to be reported under certain conditions. ASU No. 2023-07 is effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU No. 2023-07 did not have a material impact on the Company’s Consolidated Financial Statements as we have historically disclosed financial data at the operating segment level.

In March 2024, the SEC adopted rules to develop standardized climate-related disclosures by publicly traded companies, including the emission of greenhouse gases which are expected to take effect in the fiscal year beginning in 2027. However, as a result of pending legal challenges, the actual timing of effectiveness of the rules and applicable phase-in periods, as well as whether portions of the rules will remain in effect after the legal challenges, are uncertain. The Company is currently evaluating the guidance and its impact on the financial statements.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. The Company has analyzed the impacts of the OBBBA and reflected them in the current period. These impacts did not have a material effect on the tax rate for the quarter ended January 23, 2026. The majority of the tax law changes will take effect in future years. The Company continues to evaluate the long-term impacts of the OBBBA on its financial statements.

Note 2 – Inventories, net:

Inventories are comprised of the following at the respective period ends:

	January 23, 2026	October 31, 2025
Meat, ingredients, and supplies	$9,324	$9,734
Work in progress	2,043	2,197
Finished goods	21,246	25,141
	$32,613	$37,072

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any estimated excess, obsolete inventories, or impaired balances to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. The reserve for slow moving and obsolete inventory was $1,229 as of January 23, 2026 and $1,061 as of October 31, 2025. We maintain a net realizable value reserve of $493 as of January 23, 2026, and $1,637 as of October 31, 2025, on products in inventory after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

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

The Company leased one refrigerated truck received on May 10, 2024, for a net present value of $166. The seven-year lease for this truck will expire in fiscal year 2031. Amortization of equipment as a finance lease was $5 during the twelve weeks ended January 23, 2026.

The Company performed a detailed analysis and determined that other than the refrigerated truck lease described above, no other long-term leases were in effect as of January 23, 2026.

The Company’s five-year term lease with Racine Partners 4333 LLC, was effective June 1, 2022. A ROU asset of $1,140 and corresponding liability for warehouse storage space of $1,189 as of January 23, 2026, was recorded for Racine Partners 4333 LLC for 43rd Street in Chicago, Illinois. This lease does not provide an implicit rate, and we estimated our incremental interest rate to be approximately 3.68%. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

The Company, as lessor, lease a parking lot in Anaheim, California with a five-year term effective May 29, 2024, to a tenant. Both current and non-current receivables, less executory costs including broker’s commissions were recorded in current and non-current assets in the amount of $184 and $450, respectively, as of January 23, 2026. Unearned revenue was also recorded in current and non-current liabilities in the amount of $186 and $478, respectively, in the consolidated balance sheets as of January 23, 2026. This lease does not provide an implicit rate, and the Company estimated their incremental borrowing rate to be approximately 7.34%. The Company used the estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments. Legal ownership does not transfer at the end of the lease. The Company retains ownership of the parking lot. There is no net book value of the underlying asset.

The following is a schedule by years of future minimum lease payments for transportation leases and ROU assets:

Fiscal Year	Financial Obligations
2026	$1,225
2027	412
2028	261
2029	71
Later Years	56
Total Minimum Lease Payments(a)	$2,025
Less: Amount representing executory costs	-
Less: Amount representing interest(b)	(37)
Present value of future minimum lease payments(c)	$1,988

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Part I. Financial Information, Item 1. a., Condensed Consolidated Balance Sheets, as current and noncurrent obligations are finance leases of $20 under other current liabilities and $114 under executive retirement, pension plans and other, ROU leases payable of $1,202 and $652 are disclosed as line items current right-of-use leases payable and long-term right-of-use leases payable, respectively, as of January 23, 2026.

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

Note 4 – Segment Information:

The Company has two reportable operating segments, Frozen Food Products (the processing and distribution of frozen food products) and Snack Food Products (the processing and distribution of meat and other convenience foods).

The Companies Executive Committee functions as the CODM. The Company utilizes an Executive Committee to serve in the capacity of Chief Executive Officer. The Company believes this structure is appropriate because it requires a full committee of officers, each of whom brings their own experiences and perspectives to bear on their decision making, to discuss and vote on important decisions affecting the Company. The Executive Committee is responsible for the day-to-day management of risk. The Executive Committee regularly assesses the operating segment’s performance and is responsible for allocating resources to each operating segment.

The CODM is regularly provided and reviews financial data based on the two operating segments mentioned and defined above, the Frozen Food Product Segment and the Snack Food Segment. The financial data provided to the CODM includes sales, cost of goods sold, gross margin and selling, general and administrative expenses as well as total assets and additions to property, plant and equipment. Sales data involves sales to customers as well as promotional advertising and return analysis. Cost of goods sold encompasses the cost of raw materials, direct and indirect plant overhead, production labor and product safety including quality control and assurance. Selling, general and administrative expenses include the cost of selling, marketing, advertising and delivery to the customer. We allocate corporate management expenses to the segments based on sales while certain assets including cash remain in Other in the accompanying segment information.

The following segment information is presented for the twelve weeks ended January 23, 2026, and January 24, 2025, respectively.

	Segment Information
Twelve weeks Ended January 23, 2026	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$14,355	$40,957	$-	$55,312
Cost of products sold	10,665	31,278	-	41,943
Gross margin	3,690	9,679	-	13,369
SG&A	3,007	11,609	-	14,616
Gain on sale of property, plant, and equipment	(11)	(3)	-	(14)
Operating income (loss)	694	(1,927)	-	(1,233)

Total assets	$15,781	$99,932	$28,892	$144,605
Additions to (disposals of) property, plant, and equipment	$246	$(502)	$-	$(256)

Twelve weeks Ended January 24, 2025	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$14,529	$38,016	$-	$52,545
Cost of products sold	10,584	29,076	-	39,660
Gross margin	3,945	8,940	-	12,885
SG&A	3,370	11,543	-	14,913
Gain on sale of property, plant, and equipment	-	(16)	-	(16)
Operating income (loss)	575	(2,587)	-	(2,012)

Total assets	$16,464	$113,231	$23,681	$153,376
Additions to property, plant, and equipment	$247	$284	$-	$531

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended January 23, 2026, and January 24, 2025, respectively.

Twelve weeks Ended January 23, 2026

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct-store-delivery	$24,256	$-	$24,256
Direct customer warehouse	16,700	-	16,700
Total Snack Food Products	40,957	-	40,957

Distributors	2,203	12,152	14,355
Total Frozen Food Products	2,203	12,152	14,355

Totals	$43,160	$12,152	$55,312

Twelve weeks Ended January 24, 2025

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct-store-delivery	$26,707	$-	$26,707
Direct customer warehouse	11,309	-	11,309
Total Snack Food Products	38,016	-	38,016

Distributors	2,617	11,912	14,529
Total Frozen Food Products	2,617	11,912	14,529

Totals	$40,633	$11,912	$52,545

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and non-commercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

Note 5 – Income Taxes:

The Company’s effective tax rate was 22.6% and 28.9% for the first quarter of fiscal years 2026 and 2025, respectively. The effective tax rate for the first quarter of fiscal year 2026 reflects the impact of $245 of tax benefit.

As of January 23, 2026, the Company did not have any valuation allowance against its federal net deferred tax assets. Management reevaluated the need for a valuation allowance at the end of 2022 and determined that some of its California net operating losses (“NOL”) may not be utilized. Therefore, a valuation allowance of $99 has been retained for such portion of the California NOL. As of January 23, 2026, the Company had NOL carryforwards of approximately $0 for federal and $5,000 for state purposes. The state loss carryforwards will expire at various dates through 2040.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2022 through 2025. We are subject to income tax in Texas and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years 2021 through 2025.

Note 6 – Equipment Notes Payable and Financial Arrangements:

Revolving Credit Facility

The Company maintains a revolving credit facility with Wells Fargo pursuant to a credit agreement dated November 30, 2024, as amended and restated on July 23, 2025. Pursuant to the amended and restated credit agreement and the revolving line of credit note, we may borrow up to $7,500 from time to time up until July 31, 2026, at an interest rate equal to (a) the daily simple secured overnight financing rate plus 2.5% (increased from 2.0% in the July 2025 amended and restatement), or if unavailable, (b) the prime rate, in each case as determined by the bank. The revolving credit facility has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. We borrowed $2,000 under this line of credit on May 20, 2025, which remained unpaid as of January 23, 2026. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on July 31, 2026.

On January 27, 2026, $1,000 cash from operations was used to pay down the outstanding balance on the revolving credit facility with Wells Fargo Bank leaving a remaining balance of $1,000. As of March 6, 2026, we have $6,500 available under our revolving credit facility with Wells Fargo Bank. If we are unable to increase liquidity through additional borrowing or mortgaging real estate, or generate positive cash flow necessary to fund operations, we may need to access the line of credit in the future.

Equipment Note Payable

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo, on each of April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”).

The following table reflects major components of our revolving credit facility and equipment note payable as of January 23, 2026, and October 31, 2025, respectively.

	January 23, 2026	October 31, 2025

Revolving credit facility	$2,000	$2,000
Equipment note payable:
3.68% note due 04/16/27	1,482	1,794
Total debt	3,482	3,794
Less current debt	(3,131)	(3,121)
Total long-term debt	$351	$673

Loan Covenants

The Wells Fargo Loan Agreements and the amended and restated credit agreement contain various covenants that limit the use of funds and define other provisions of the loans. Material financial covenants are listed below, and the capitalized terms are defined in the applicable agreements:

●	Total Liabilities divided by Tangible Net Worth not greater than 2.0 to 1.0 at each fiscal quarter end,
●	Quick Ratio of not less than 1.25 to 1.0 at each fiscal quarter end, and
●	Net income after taxes of not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end.

The amended and restated credit agreement eliminated the fixed charge coverage ratio covenant contained in the original credit agreement. Since the amended and restated agreement superseded and replaced the prior agreement, covenant reporting under the original credit agreement was no longer required and all covenant reporting will be pursuant to the amended and restated credit agreement. As of January 23, 2026, the Company was in violation of the net income covenant which was waived by Wells Fargo (per letter dated March 2, 2026). As of January 23, 2026, the Company was in compliance with all other covenants under the Wells Fargo Loan Agreements and the amended and restated credit agreement. As of October 31, 2025, the Company was in violation of the quick ratio covenant which was waived by Wells Fago (per letter dated December 12, 2025). As of October 31, 2025, the Company was in compliance with all other covenants under the Wells Fargo Loan Agreements and the amended and restated credit agreement.

Our inability to meet financial covenant requirements in future quarters while subject to the Wells Fargo Loan Agreements and the amended and restated credit agreement may impact our liquidity. We have implemented price increases on our products to help offset some of the higher costs for meat commodities and other expenses, and we are focused on reducing selling, general and administrative expenses. Certain factors such as increased commodity costs, tariffs, willingness of customers to accept price increases and inflation of input costs, to name a few, may cause future outcomes to differ materially from those foreseen in forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included within this Report, and the information and documents incorporated by reference with this Report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our business strategy; statements concerning industry trends; including the availability of beef, pork and flour; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts; statements relating to forecasts of our liquidity position or available cash resources; statements regarding operational challenges, including as a result of global supply chain disruptions and labor shortages; statements regarding inflationary pressures, including increased costs for labor and freight, and the resulting impact on our results of operations; statements regarding new regulations related to federal income tax and the impact on our financial statements and cash flow; statements regarding the impact of the adoption of recent accounting pronouncements on our business; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 (the “Annual Report”) as well as our other filings with the SEC with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

Critical Accounting Policies and Management Estimates

The preparation of our Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Some of the estimates made by management include the allowance for doubtful accounts, promotional and returns allowances, inventory reserves, the estimated useful lives of property, plant and equipment, and the valuation allowance for the Company’s deferred tax assets. Actual results could materially differ from these estimates. We determine the amounts to record based on historical experience and various other assumptions that we view as reasonable under the circumstances and we consider all relevant available information. The results of this analysis form the basis for our conclusion as to the value of assets and liabilities that are not readily available from other independent sources. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from our current estimates.

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of January 31, 2026, was 5.62% as compared to 5.16% as of October 31, 2025. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

We are subject to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”). Requirements of the law include the removal of the lifetime limits on active and retiree medical coverage, expanding dependent coverage to age 26 and the elimination of pre-existing conditions that may impact other postretirement benefits costs. The PPACA law also includes a potential excise tax on the value of benefits that exceed a pre-defined limit. Fortunately, this potential tax has been indefinitely deferred, and we do not see significant financial exposure. Finally, the PPACA includes provisions that require employers to offer health benefits to all full-time employees (defined as 30 hours per week). The health coverage must meet minimum standards for the actuarial value of the benefits offered and employee affordability. The legislative packages related to pandemic relief included some minor provisions that impact health benefits in the future. These changes most prominently focus on the impact of surprise balance bills from out-of-network providers. Our health care plans as they exist in 2026 are compliant with all applicable regulations that currently exist. As we look to the future, we anticipate that future legislative action will impact the plans offered to active and retired participants. As we have done in the past, our executive team will continue to assess the accounting implications of the PPACA and potential future legislation to determine the impact on our financial position and results of operations. The potential future effects and cost of complying with the legislative changes are not currently determinable.

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated AR or 10% of consolidated sales for the twelve weeks ended January 23, 2026, and January 24, 2025, respectively.

	Walmart		Dollar General
	Sales	AR (a)	Sales	AR
January 23, 2026	32.9%	6.9%	14.0%	26.1%
January 24, 2025	28.2%	25.9%	12.6%	17.9%

(a)	Walmart’s consolidated AR represented a lower percentage of total AR as of January 23, 2026, due to accelerated payments on outstanding accounts receivable.

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

Snack Food Products Segment

Our Snack Food Products segment primarily distributes products manufactured in-house. All items within this segment are considered similar products and have been aggregated at this level. The dry sausage division includes products such as jerky, meat snacks, salami, sausage, and pepperoni products. During the first quarter of fiscal year 2026, our Snack Food Products segment sold approximately 180 different items through customer-owned distribution centers and a direct-store-delivery network serving approximately 19,000 supermarkets, mass merchandise and convenience retail stores located in all 50 states.

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

Results of Operations for the Twelve Weeks Ended January 23, 2026, and January 24, 2025

Net Sales-Consolidated

Net sales increased by $2,767 (5.3%) to $55,312 in the first twelve-week period of the 2026 fiscal year compared to the same twelve-week period in fiscal year 2025. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	10.8	6,257
Unit sales volume in pounds	-6.3	(3,663)
Returns activity	0.2	25
Promotional activity	0.6	148
Increase in net sales	5.3	2,767

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $174 (1.2%) to $14,355 in the first twelve-week period of the 2026 fiscal year compared to the same twelve-week period in fiscal year 2025. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-0.6	(103)
Unit sales volume in pounds	-1.3	(211)
Returns activity	0.1	15
Promotional activity	0.6	125
Decrease in net sales	-1.2	(174)

The decrease in net sales for the twelve-week period ended January 23, 2026, primarily relates to lower unit sales volume in pounds and to a lesser extent lower selling prices per pound due to changes in product mix. Institutional Frozen Food Products sales, including sheet dough and rolls, decreased 3% by volume and retail sales volume decreased by 15%. Returns activity was lower compared to the same twelve-week period in the 2025 fiscal year. Promotional activity was both lower in absolute dollars and as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $2,941 (7.7%) to $40,957 in the first twelve-week period of the 2026 fiscal year compared to the same twelve-week period in fiscal year 2025. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	15.3	6,360
Unit sales volume in pounds	-8.3	(3,452)
Returns activity	0.3	10
Promotional activity	0.4	23
Increase in net sales	7.7	2,941

Net sales of snack food products increased due to higher selling prices per pound despite lower unit sales volume in pounds during the first quarter of fiscal year 2026. Price increases implemented during the prior fiscal year have been partially successful in combatting the margin reductions we saw from unprecedented commodity price increases during the preceding twenty-four months. Returns activity remained consistent compared to the same twelve-week period in the 2025 fiscal year. Promotional activity was also similar to the same twelve-week period in fiscal year 2025.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations increased on a consolidated basis by $2,283 (5.8%) to $41,943 in the first twelve-week period of the 2026 fiscal year compared to the same twelve-week period in fiscal year 2025. The gross margin decreased to 24.2% in the first twelve-weeks of fiscal year 2026 compared to 24.5% in the same twelve-week period in fiscal year 2025.

Change in Cost of Products Sold by Segment	$	% Consolidated	Commodity Increase (Decrease) $
Frozen Food Products Segment	81	0.2	(87)
Snack Food Products Segment	2,202	5.6	3,099
Total	2,283	5.8	3,012

Cost of Products Sold and Gross Margin-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $81 (0.8%) to $10,665 in the first twelve-week period of the 2026 fiscal year compared to the same twelve-week period in fiscal year 2025. The cost of purchased flour decreased by approximately $87 based on global economic conditions in the first twelve-week period of fiscal year 2026 compared to the same twelve-week period in fiscal year 2025. The gross margin decreased to 25.7% in the first twelve-weeks of fiscal year 2026 compared to 27.2% in the same twelve-week period in fiscal year 2025 due to higher gross overhead. Gross overhead increased as a result of higher healthcare expenses, temporary labor costs and repairs and maintenance on buildings and processing equipment.

Cost of Products Sold and Gross Margin-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $2,202 (7.6%) to $31,278 in the first twelve-week period of the 2026 fiscal year compared to the same twelve-week period in fiscal year 2025 due to higher meat commodity costs. The cost of meat commodities increased by approximately $3,099 due to a limited supply of cattle ready for market and other unfavorable market conditions (including inflation and tariffs) in the first twelve-week period of fiscal year 2026 compared to the same period in fiscal year 2025. The gross margin increased slightly to 23.6% in the first twelve-weeks of fiscal year 2026 compared to 23.5% in the same twelve-week period in fiscal year 2025. We maintain a net realizable reserve of $493 on products as of January 23, 2026, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product. Freight costs increased by $434 during the first twelve-week period of the 2026 fiscal year compared to the same twelve-week period in the prior year.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) decreased by $297 (2.0%) to $14,616 in the first twelve-week period of fiscal year 2026 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	January 23, 2026	January 24, 2025	(Decrease) Increase
(Reduction in) provision for credit losses on accounts receivable	$(36)	$357	$(393)
Outside consultants	850	586	264
Other SG&A	13,802	13,970	(168)
Total - SG&A	$14,616	$14,913	$(297)

The provision for credit losses on accounts receivable was lower for the twelve weeks ended January 23, 2026 as the comparative period ended January 24, 2025 had credit losses related to the bankruptcy filing of one of our customers, in the amount of $364, which did not recur. Outside consulting costs have increased due to higher advisory services including cost analysis and reduction assistance. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the increase of “Other SG&A” expenses were higher repairs and maintenance and higher insurance partially offset by lower wages and bonuses.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $363 (10.8%) to $3,007 in the first twelve-week period of fiscal year 2026 compared to the same twelve-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to a decrease in product advertising, including broker commission and recovery of sales taxes.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $66 (0.6%) to $11,609 in the first twelve-week period of fiscal year 2026 compared to the same twelve-week period in the prior fiscal year. Most of the increase was due to higher labor commission and outside consultants, partially offset by decreased provisions for credit losses on accounts receivable.

Income Taxes-Consolidated

Income tax for the twelve weeks ended January 23, 2026, and January 24, 2025, was as follows:

	January 23, 2026	January 24, 2025
Benefit on income taxes	$(245)	$(453)

Effective tax rate	22.6%	28.9%

We recorded a benefit on income taxes of $245 for the twelve-week period ended January 23, 2026, and a benefit on income taxes of $453 for the twelve-week period ended January 24, 2025, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies, and state income taxes.

Liquidity and Capital Resources

The principal source of operating cash flows is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We evaluate cash and cash equivalents against our borrowing capacity and short-term and long-term investments. We normally fund our operations from cash balances and cash flow generated from operations. Recent losses may necessitate short-term or long-term borrowing to fund inventory purchases to meet customer orders. We are focused on restoring profitability to the Company by driving top-line revenue growth and reducing costs. In line with this focus, the Company has begun production of customer products under private-label arrangements with the goal of increasing product sales volume. Market data indicates that due to higher inflation and rising costs for basic needs, consumers are increasingly turning to private-label products to reduce their expenses. We intend to reorganize our direct-store-delivery route system in response to lower sales volume through that distribution channel, including reducing the number of routes, storage units and vehicles while maintaining superior service to our customers. We are also seeking bids for production materials to drive increased competition among our vendors while maintaining quality inputs at the best possible price.

We have implemented multiple price increases on our products to help offset some of the higher costs for meat commodities and other expenses, and we are focused on reducing selling, general and administrative expenses. Certain factors including but not limited to increased commodity costs, tariffs, the willingness of customers to accept price increases and inflation of input costs, to name a few, may cause future outcomes to differ materially from those foreseen in forward-looking statements. As of January 23, 2026, we had $1,131 of current debt on equipment loans, $41,195 of net working capital and $5,500 available under our revolving credit facility with Wells Fargo described below.

All of our operating segments have been impacted by inflation, including higher costs for labor, freight and specific materials related to product manufacturing and delivery. We expect this trend to continue throughout the remainder of fiscal year 2026. Additionally, commodity costs, including meat and flour costs, have and may continue to fluctuate due to both political and economic conditions. Despite these higher commodity costs, we may not be able to increase our product prices in a timely manner or sufficiently to offset such increased commodity or other costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Instances of higher interest rates, general price inflation or deflation, higher raw materials costs, labor shortages or supply chain issues could adversely affect the Company’s financial results and its liquidity. Higher product prices could potentially lower demand for our products and decrease volume. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, the performance of operating divisions, and the economic conditions of capital markets. If we are unable to increase liquidity through mortgaging real estate or additional borrowing, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. With the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of inflation and interest rate volatility on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

Cash flows from operating activities for the twelve weeks ended:

	January 23, 2026	January 24, 2025
Net loss	$(843)	$(1,113)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,446	1,522
(Reduction in) provision for credit losses on accounts receivable	(36)	357
Decrease in promotional allowances	323	4
Gain on sale of property, plant, and equipment	(14)	(16)
Deferred income taxes, net	(229)
Changes in operating working capital	3,622	(5,358)
Net cash provided by (used in) operating activities	$4,269	$(4,604)

For the twelve weeks ended January 23, 2026, net cash provided by operating activities was $4,269, which was $8,873 more cash provided than during the same period in fiscal year 2025. The increase in net cash provided by operating activities primarily relates to a decrease of inventory of $4,459, and a decrease of accounts receivable of $1,893, partially offset by an increase in prepaid expense and other current assets of $1,578. During the twelve-week period ended January 23, 2026, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 64 days for the twelve-week period ended January 23, 2026. The decrease in the cash conversion cycle from 74 days to 64 days for the twelve-week period ended January 24, 2025, was caused by acceleration of select trade receivables from customers at a discount.

Cash flows from investing activities for the twelve weeks ended:

	January 23, 2026	January 24, 2025
Proceeds from sale of property, plant, and equipment	$14	$6
Additions to property, plant, and equipment	256	(531)
Net cash provided by (used in) investing activities	$270	$(525)

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

The table below highlights additions to property, plant and equipment for the twelve weeks ended:

	January 23, 2026	January 24, 2025
Changes in projects in process	$(413)	$(68)
Direct-store-delivery and sales vehicles	89	446
Packaging lines	49	18
Computer hardware and software	-	-
Temperature control	4	30
Processing equipment	11	80
Building improvement	-	-
Furniture and fixtures and forklifts	4	25
(Disposals of) additions to property, plant, and equipment	$(256)	$531

Cash flows from financing activities for the twelve weeks ended:

	January 23, 2026	January 24, 2025
Change in lease and right-of-use obligations	$(291)	$(264)
Proceeds from bank borrowings	-	-
Repayment of notes payable - equipment	(311)	(178)
Net cash used in financing activities	$(602)	$(442)

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of January 23, 2026, 120,113 shares remained authorized for repurchase under the program.

Revolving Credit Facility

On July 23, 2025, we entered into an amended and restated credit agreement dated November 30, 2024, with Wells Fargo that amends, restates and supersedes our existing credit agreement with Wells Fargo that was set to expire by its terms on November 30, 2025. Under the terms of the amended and restated credit agreement and the associated revolving line of credit note, we may borrow up to $7,500 from time to time until July 31, 2026, at an interest rate equal to (a) the daily simple secured overnight financing rate plus 2.5%, or if unavailable, (b) the prime rate, in each case as determined by the bank. The revolving credit facility has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. We borrowed $2,000 on May 20, 2025, which remained outstanding as of January 23, 2026. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on July 31, 2026. As of January 23, 2026, the Company was in violation of the net income covenant of the amended and restated credit agreement. Wells Fargo waived this breach by letter dated March 2, 2026. The Company is otherwise in compliance with all other covenants under the amended and restated credit agreement, and we expect to remain in compliance for the remainder of fiscal year 2026. If we are unable to meet the financial covenant requirements of the amended and restated credit agreement, it may impact our liquidity. Refer to Note 6 – Equipment Notes Payable and Financial Arrangements to the Condensed Consolidated Financial Statements included within this Report for further information.

Equipment Notes Payable

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo Bank on each of April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”).

The following table reflects major components of our revolving credit facility and equipment note payable as of January 23, 2026, and October 31, 2025, respectively.

	January 23, 2026	October 31, 2025

Revolving credit facility	$2,000	$2,000
Equipment note payable:
3.68% note due 04/16/27	1,482	1,794
Total debt	3,482	3,794
Less current debt	(3,131)	(3,121)
Total long-term debt	$351	$673

Loan Covenants

Please refer to Note 6 – Equipment Notes Payable and Financial Arrangements of the Notes to Condensed Consolidated Financial Statements included in this Report for further information.

Recently Issued Accounting Pronouncements and Regulations

Please refer to Note 1 – Summary of Significant Accounting Policies – Recently issued accounting pronouncements and regulations of the Notes to Condensed Consolidated Financial Statements included in this Report for further information.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting other than those discussed above that occurred during the fiscal quarter ended January 23, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We purchase large quantities of commodity pork, beef, and flour. Historically, market prices for products we process have fluctuated in response to a number of factors, including changes in the United States government farm support programs, changes in international agricultural and trading policies, weather, and other conditions during the growing and harvesting seasons. Our operating results are heavily dependent upon the prices paid for raw materials, as well as the available supply of commodities. Commodity costs, including meat and flour costs, have and may continue to fluctuate due to both political and economic conditions, including the ongoing conflict between Ukraine and Russia and Israel and Palestine, as well as increased tariffs. Further, the potential for the imposition of new or additional U.S. tariffs on imports as well as potential retaliatory tariffs or other measures certain other countries may impose on U.S. imports has increased with the new U.S. federal administration. These actions could further increase our cost of goods sold and negatively impact our business and operating results. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials and production processes.

The marketing of our value-added products does not lend itself to instantaneous changes in selling prices. We have implemented price increases on our products to help offset some of our higher input costs. Increased prices of our products could lead to lower demand for our products and sales volumes. Conversely, decreases in our commodity and other input costs may create pressure on us to decrease our prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. If there is a lag between when costs increase and when we are able to increase selling prices, our profits margins may suffer. Production and pricing of commodities, on the other hand, are determined by constantly changing market forces of supply and demand over which we have limited or no control. Such factors include, among other things, weather patterns throughout the world, outbreaks of disease, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural, energy and trade policies of domestic and foreign governments. While fluctuations in significant cost structure components, such as ingredient commodities and fuel prices, have had a significant impact on profitability over the last three years, the impact of general price inflation on our financial position and results of operations has also been significant. Current inflationary market conditions may have a negative impact on future earnings. Future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

No unregistered securities were sold during the first quarter of fiscal year 2026.

Repurchase of Equity Securities

No equity securities were repurchased during the first quarter of fiscal year 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

The Company’s directors and officers (as defined in Rule 16a-1 under the Exchange Act) may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of the Company’s common stock. These plans or arrangements may be intended to comply with the affirmative defense provisions of Rule 10b5-1 of the Exchange Act, which are referred to as Rule 10b5-1 trading arrangements, or they may represent non-Rule 10b5-1 trading arrangements.

During the fiscal quarter ended January 23, 2026, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: March 6, 2026	By:	/s/ Cindy Matthews-Morales
Cindy Matthews-Morales
Chief Financial Officer, Secretary
(Duly Authorized Officer, Principal Financial and Accounting Officer)

