Form 10-Q
period 2026-04-17
BRIDGFORD FOODS CORP
filed 2026-06-01
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 17, 2026

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

As of June 1, 2026, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods”, “Company”, “we”, “us” or “our” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Page
Part I. Financial Information	3

Item 1. Financial Statements	3

a. Condensed Consolidated Balance Sheets as of April 17, 2026 (unaudited) and October 31, 2025	3

b. Condensed Consolidated Statements of Operations for the twelve and twenty-four weeks ended April 17, 2026 (unaudited) and April 18, 2025 (unaudited)	4

c. Condensed Consolidated Statements of Shareholders’ Equity for the twelve and twenty-four weeks ended April 17, 2026 (unaudited) and April 18, 2025 (unaudited)	5

d. Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended April 17, 2026 (unaudited) and April 18, 2025 (unaudited)	6

e. Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	24

Part II. Other Information	25

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Mine Safety Disclosures	25

Item 5. Other Information	25

Item 6. Exhibits	26

Signatures	27

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	April 17, 2026	October 31, 2025
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$830	$876
Accounts receivable, less allowance for credit losses of $77 and $50, respectively, and promotional allowances of $2,516 and $1,903, respectively	21,864	24,133
Inventories, net	38,539	37,072
Refundable income taxes	652	624
Prepaid expenses and other current assets	2,150	908
Total current assets	64,035	63,613

Property, plant and equipment, net of accumulated depreciation and amortization of $84,714 and $82,041, respectively	59,328	61,787
Other non-current assets	21,978	21,814
Total assets	$145,341	$147,214

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$12,246	$8,783
Accrued payroll, advertising, and other expenses	7,303	6,825
Income taxes payable	294	294
Current notes payable - equipment	1,960	1,121
Current right-of-use leases payable	1,133	1,182
Revolving credit facility	3,250	2,000
Other current liabilities	426	1,131
Total current liabilities	26,612	21,336

Long-term notes payable - equipment	1,376	673
Deferred income taxes, net	1,658	3,028
Long-term right-of-use leases payable	429	959
Executive retirement plans and other non-current liabilities	5,487	5,672
Total long-term liabilities	8,950	10,332

Total liabilities	35,562	31,668

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 shares	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	100,285	106,052
Accumulated other comprehensive loss	(7,938)	(7,938)
Total shareholders’ equity	109,779	115,546
Total liabilities and shareholders’ equity	$145,341	$147,214

See accompanying notes to Condensed Consolidated Financial Statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended		24 weeks ended
	April 17, 2026	April 18, 2025	April 17, 2026	April 18, 2025

Net sales	$50,044	$50,639	$105,356	$103,184
Cost of products sold	41,263	39,568	83,206	79,228

Gross margin	8,781	11,071	22,150	23,956

Selling, general and administrative expenses	14,650	14,286	29,266	29,198
(Gain) on sale of property, plant, and equipment	(24)	(28)	(38)	(44)
Operating loss	(5,845)	(3,187)	(7,078)	(5,198)

Other income (expense)
Interest (expense) income	(274)	(93)	(384)	(182)
Cash surrender value (loss) gain	5	(1,495)	260	(961)
Total other (expense) income	(269)	(1,588)	(124)	(1,143)

Loss before taxes	(6,114)	(4,775)	(7,202)	(6,341)
Benefit on income taxes	(1,190)	(915)	(1,435)	(1,368)

Net loss	$(4,924)	$(3,860)	$(5,767)	$(4,973)

Basic and diluted net loss per share	$(0.54)	$(0.43)	$(0.64)	$(0.55)

Shares used to compute loss per share	9,076,832	9,076,832	9,076,832	9,076,832

See accompanying notes to Condensed Consolidated Financial Statements.

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

24 weeks ended April 18, 2025, and April 17, 2026

(unaudited)

(in thousands, except shares)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 1, 2024	9,076,832	$9,134	$8,298	$119,411	$(8,707)	$128,136
Net loss	-	-	-	(4,973)	-	(4,973)
Balance, April 18, 2025	9,076,832	$9,134	$8,298	$114,438	$(8,707)	$123,163

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 31, 2025	9,076,832	$9,134	$8,298	$106,052	$(7,938)	$115,546
Net loss	-	-	-	(5,767)	-	(5,767)
Balance, April 17, 2026	9,076,832	$9,134	$8,298	$100,285	$(7,938)	$109,779

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended April 18, 2025 and April 17, 2026

(unaudited)

(in thousands, except shares)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, January 24, 2025	9,076,832	$9,134	$8,298	$118,298	$(8,707)	$127,023
Net loss	-	-	-	(3,860)	-	(3,860)
Balance, April 18, 2025	9,076,832	$9,134	$8,298	$114,438	$(8,707)	$123,163

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, January 23, 2026	9,076,832	$9,134	$8,298	$105,209	$(7,938)	$115,546
Net loss	-	-	-	(4,924)	-	(4,924)
Balance, April 17, 2026	9,076,832	$9,134	$8,298	$100,285	$(7,938)	$109,779

See accompanying notes to Condensed Consolidated Financial Statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	24 weeks ended
	April 17, 2026	April 18, 2025
Cash flows from operating activities:

Net loss	$(5,767)	$(4,973)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:

Depreciation and amortization	2,935	3,104
(Reduction in) provision for credit losses on accounts receivable	(160)	343
Additions to (reduction in) promotional allowances	614	(657)
(Gain) on sale of property, plant, and equipment	(38)	(44)
Deferred income taxes, net	(1,370)	-

Changes in operating assets and liabilities:

Accounts receivable, net	1,815	2,965
Inventories, net	(1,467)	(6,717)
Prepaid expenses and other current assets	(1,242)	(1,396)
Refundable income taxes	(28)	(142)
Other non-current assets	(164)	1,050
Accounts payable	3,463	2,030
Accrued payroll, advertising, and other expenses	479	542
Other current liabilities	(707)	(810)
Executive retirement plans and other non-current liabilities	(176)	(721)

Net cash provided by (used in) operating activities	(1,813)	(5,426)

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	38	28
Disposals of (additions to) property, plant, and equipment	(476)	(1,576)

Net cash provided by (used in) investing activities	(438)	(1,548)

Cash flows from financing activities:
Change in lease and right-of-use obligations	(586)	(532)
Proceeds from borrowings	3,250	-
Repayments of equipment note payable	(459)	(447)

Net cash provided by (used in) financing activities	2,205	(979)

Net increase (decrease) in cash and cash equivalents	(46)	(7,953)

Cash and cash equivalents at beginning of period	876	10,230

Cash and cash equivalents at end of period	$830	$2,277

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$42	$3
Cash paid for interest	$401	$182
Non-cash receivable from tenant	$590	$778
Non-cash liability from tenant	$621	$805

See accompanying notes to Condensed Consolidated Financial Statements.

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies:

The unaudited Condensed Consolidated Financial Statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve and twenty-four weeks ended April 17, 2026 and April 18, 2025 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Quarterly Report on Form 10-Q for our second fiscal quarter ended April 17, 2026 (this “Report”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025 (the “Annual Report”). Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.

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

Cash and cash equivalents totaled $830 as of April 17, 2026, all of which were held at Wells Fargo Bank N.A. (“Wells Fargo”), except for $100 with Bank of America. Cash and cash equivalents totaled $876 as of October 31, 2025, all of which were held at Wells Fargo, except for $100 with Bank of America.

Comprehensive income or loss

Comprehensive income or loss consists of net loss and additional minimum pension liability adjustments. There were no differences between net loss and comprehensive loss during each of the twelve and twenty-four weeks ended April 17, 2026, and April 18, 2025, respectively.

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivables (“AR”) or 10% of consolidated sales for the twenty-four weeks ended April 17, 2026, and April 18, 2025, respectively.

	Walmart		Dollar General
	Sales	AR (a)	Sales	AR
April 17, 2026	28.6%	6.0%	15.4%	36.0%
April 18, 2025	29.7%	25.2%	14.1%	24.2%

The table below shows customers that accounted for more than 20% of consolidated AR or 10% of consolidated sales for the twelve weeks ended April 17, 2026, and April 18, 2025, respectively.

	Walmart		Dollar General
	Sales	AR (a)	Sales	AR
April 17, 2026	24.4%	6.0%	16.7%	36.0%
April 18, 2025	31.3%	25.2%	13.1%	24.2%

(a)	Walmart’s consolidated AR represented a lower percentage of total consolidated AR as of April 17, 2026, due to accelerated payments on outstanding AR.

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

The Company records revenue at the transaction price which is measured as the amount of consideration the Company anticipates receiving in exchange for providing products to customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction in sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for the twelve weeks ended April 17, 2026, and April 18, 2025, were $4,008 and $4,219, respectively. Promotional allowances deducted from sales for the twenty-four weeks ended April 17, 2026, and April 18, 2025, were $7,897 and $8,042, respectively.

Leases

Leases are recognized in accordance with ASC Topic 842 Leases (“ASC 842”) which requires a lessee to recognize assets and liabilities with lease terms of more than twelve months. The Company leases or rents property for operations such as storing inventory and equipment. The Company analyzes agreements to evaluate whether a lease exists by determining what assets exist for which it controls usage for a period of time in exchange for consideration. In the event a lease exists, the Company classifies it as a finance or operating lease and records a right-of-use (“ROU”) asset and the corresponding lease liability at the inception of the lease. The classification as a finance or operating lease determines whether the recognition, measurement and presentation of expenses and cash flows are considered operating or financing. In the case of month-to-month lease or rental agreements with terms of twelve months or less, the Company made an accounting policy election to not recognize lease assets and liabilities and instead records them on a straight-line basis over the lease term.

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

ROU lease assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization. The Company leases warehouse space which is recognized as a ROU lease asset with a corresponding lease liability. The Company has terminated its leases of long-haul trucks previously used by the Frozen Food Products segment. The Company has, leased one refrigerated truck for use by the Frozen Food Products segment. Finance lease liabilities are recorded under other liabilities. The condensed consolidated balance sheets reflect both the current and long-term obligations.

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

Subsequent events

Management has evaluated events subsequent to April 17, 2026, through the date that the accompanying Condensed Consolidated Financial Statements were filed with the Securities and Exchange Commission (the “SEC”) for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

Subsequent to April 17, 2026, the Company borrowed additional amounts under the revolving credit facility with Wells Fargo Bank N.A. (“Wells Fargo”) to strategically build inventory. As of June 1, 2026, we have borrowed $6,000 and have $1,500 available under this line. If the Company is unable to increase liquidity through selling down inventory, additional borrowing or mortgaging real estate, or generate positive cash flow necessary to fund operations, we may need to access the line of credit in the future.

No other material events subsequent to April 17, 2026, were identified that require adjustment to the financial statements or additional disclosure.

Basic and diluted net loss per share

Basic and diluted net loss per share is calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or other potentially dilutive convertible securities were outstanding as of April 17, 2026, or April 18, 2025.

Liquidity and Capital Resources

As of April 17, 2026, the Company had cash on hand of $830. The Company has incurred recurring losses and generated negative cash flows from operations, and has $500 remaining in borrowing capacity under its line of credit arrangement. These conditions raise liquidity considerations that management continues to actively monitor.

The principal source of operating cash flows is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We evaluate cash and cash equivalents against our borrowing capacity and short-term and long-term investments. We normally fund our operations from cash balances and cash flow generated from operations. Recent losses may necessitate short-term or long-term borrowing to fund inventory purchases to meet customer orders. We are focused on restoring profitability to the Company by driving top-line revenue growth and reducing costs. In line with this focus, the Company has begun production of customer products under private-label arrangements with the goal of increasing product sales volume. Market data indicates that due to higher inflation and rising costs for basic needs, consumers are increasingly turning to private-label products to reduce their expenses. We are reorganizing our direct-store-delivery route system in response to lower sales volume through that distribution channel, including reducing the number of routes, storage units and vehicles while maintaining superior service to our customers. We are also seeking bids for production materials to drive increased competition among our vendors while maintaining quality inputs at the best possible price.

We have implemented multiple price increases on our products to help offset some of the higher costs for meat commodities and other expenses, and we are focused on reducing selling, general and administrative expenses. Certain factors including but not limited to increased commodity costs, tariffs, the willingness of customers to accept price increases and inflation of input costs, to name a few, may cause future outcomes to differ materially from those foreseen in forward-looking statements. As of April 17, 2026, we had $1,960 of current debt on equipment loans, $37,423 of net working capital and $4,250 available under our revolving credit facility with Wells Fargo described below.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, enhances the transparency and decision usefulness of income tax disclosures by requiring additional information about specific categories in the rate reconciliation and income taxes paid by jurisdiction. The guidance is effective for annual reporting periods beginning after December 15, 2024, and will therefore apply to the Company’s annual reporting period ending after December 15, 2025. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements

In March 2024, the SEC adopted rules to develop standardized climate-related disclosures by publicly traded companies, including the emission of greenhouse gases which are expected to take effect in the fiscal year beginning in 2027. However, as a result of pending legal challenges, the actual timing of effectiveness of the rules and applicable phase-in periods, as well as whether portions of the rules will remain in effect after the legal challenges, are uncertain. The Company is currently evaluating the guidance and its impact on the financial statements.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. The Company has analyzed the impacts of the OBBBA and reflected them in the current period. These impacts did not have a material effect on the tax rate for the quarter ended April 17, 2026. The majority of the tax law changes will take effect in future years. The Company continues to evaluate the long-term impacts of the OBBBA on its financial statements.

Note 2 – Inventories, net:

Inventories are comprised of the following at the respective period ends:

	April 17, 2026	October 31, 2025
Meat, ingredients, and supplies	$10,971	$9,734
Work in progress	4,224	2,197
Finished goods	23,344	25,141
	$38,539	$37,072

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and write down any estimated excess, obsolete inventories, or impaired balances to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. The reserve for slow moving and obsolete inventory was $1,224 as of April 17, 2026 and $1,061 as of October 31, 2025. The company maintains a net realizable value reserve of $463 as of April 17, 2026, and $1,637 as of October 31, 2025, on products in inventory after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

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

The Company leased one refrigerated truck received on May 10, 2024, for a net present value of $166. The seven-year lease for this truck will expire in fiscal year 2031. Amortization of equipment as a finance lease was $12 during the twenty-four weeks ended April 17, 2026.

The Company performed a detailed analysis and determined that other than the refrigerated truck lease described above, no other long-term leases were in effect as of April 17, 2026.

The Company’s five-year term lease with Racine Partners 4333 LLC, was effective June 1, 2022. A ROU asset of $900 and corresponding liability for warehouse storage space leased by the Company of $942 as of April 17, 2026, was recorded for Racine Partners 4333 LLC for 43rd Street in Chicago, Illinois. This lease does not provide an implicit rate, and the Company estimated its incremental interest rate to be approximately 3.68%. The Company used its estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

The Company, as lessor, leases a parking lot in Anaheim, California with a five-year term effective May 29, 2024, to a tenant. Both current and non-current receivables, less executory costs including broker’s commissions were recorded in current and non-current assets in the amount of $187 and $402, respectively, as of April 17, 2026. Unearned revenue was also recorded in current and non-current liabilities in the amount of $191 and $429, respectively, in the consolidated balance sheets as of April 17, 2026. This lease does not provide an implicit rate, and the Company estimated its incremental borrowing rate to be approximately 7.34%. The Company used the estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments. Legal ownership does not transfer at the end of the lease. The Company retains ownership of the parking lot. There is no net book value of the underlying asset.

The following is a schedule by years of future minimum lease payments for transportation leases and ROU assets:

Fiscal Year	Financial Obligations
2026	$895
2027	412
2028	261
2029	71
Later Years	83
Total Minimum Lease Payments(a)	$1,722
Less: Amount representing executory costs	-
Less: Amount representing interest(b)	(29)
Present value of future minimum lease payments(c)	$1,693

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Part I. Financial Information, Item 1. a., Condensed Consolidated Balance Sheets, as current and noncurrent obligations are finance leases of $21 under other current liabilities and $109 under executive retirement, pension plans and other. ROU leases payable of $1,133 and $429 are disclosed as line items current right-of-use leases payable and long-term right-of-use leases payable, respectively, as of April 17, 2026.

The Company purchases large quantities of pork, beef, and flour. These ingredients are generally available from a number of different suppliers although the availability of these ingredients is subject to seasonal variation. The Company builds ingredient inventories to take advantage of downward trends in seasonal prices or anticipated supply limitations.

The Company purchases bulk flour under short-term fixed price contracts at current market prices. The contracts are usually effective for and settle within three months or less at a fixed price and quantity. The Company monitors and manages its ingredient costs to help negate volatile daily swings in market prices when possible. The Company does not participate in the commodity futures market or hedging to limit commodity exposure.

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

The Company’s Executive Committee functions as the CODM. The Company utilizes an Executive Committee to serve in the capacity of Chief Executive Officer. The Company believes this structure is appropriate because it requires a full committee of officers, each of whom brings their own experiences and perspectives to bear on their decision making, to discuss and vote on important decisions affecting the Company. The Executive Committee is responsible for the day-to-day management of risk. The Executive Committee regularly assesses the operating segment’s performance and is responsible for allocating resources to each operating segment.

The CODM is regularly provided and reviews financial data based on the two operating segments mentioned and defined above, the Frozen Food Product Segment and the Snack Food Products Segment. The financial data provided to the CODM includes sales, cost of goods sold, gross margin and selling, general and administrative expenses as well as total assets and additions to property, plant and equipment. Sales data involves sales to customers as well as promotional advertising and return analysis. Cost of goods sold encompasses the cost of raw materials, direct and indirect plant overhead, production labor and product safety including quality control and assurance. Selling, general and administrative expenses include the cost of selling, marketing, advertising and delivery to the customer. The Company allocates corporate management expenses to the segments based on sales while certain assets including cash remain in Other in the accompanying segment information.

The following segment information is presented for the twelve weeks ended April 17, 2026, and April 18, 2025, respectively.

	Segment Information
Twelve weeks Ended April 17, 2026	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$13,105	$36,939	$-	$50,044
Cost of products sold	10,204	31,059	-	41,263
Gross margin	2,901	5,880	-	8,781
SG&A	3,244	11,406	-	14,650
Gain on sale of property, plant, and equipment	-	(24)	-	(24)
Operating loss	(343)	(5,502)	-	(5,845)

Total assets	$15,167	$105,946	$24,228	$145,341
Additions to property, plant, and equipment	$317	$415	$-	$732

Twelve weeks Ended April 18, 2025	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$13,313	$37,326	$-	$50,639
Cost of products sold	9,870	29,698	-	39,568
Gross margin	3,443	7,628	-	11,071
SG&A	3,201	11,085	-	14,286
Gain on sale of property, plant, and equipment	(4)	(24)	-	(28)
Operating income (loss)	246	(3,433)	-	(3,187)

Total assets	$17,859	$114,056	$20,528	$152,443
Additions to property, plant, and equipment	$39	$1,006	$-	$1,045

The following segment information is presented for the twenty-four weeks ended April 17, 2026, and April 18, 2025, respectively.

	Segment Information
Twenty-four weeks Ended April 17, 2026	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$27,460	$77,896	$-	$105,356
Cost of products sold	20,869	62,337	-	83,206
Gross margin	6,591	15,559	-	22,150
SG&A	6,252	23,014	-	29,266
Gain on sale of property, plant, and equipment	(11)	(27)	-	(38)
Operating income (loss)	350	(7,428)	-	(7,078)

Total assets	$15,167	$105,946	$24,228	$145,341
Additions to (disposals of) property, plant, and equipment	$563	$(87)	$-	$476

Twenty-four weeks Ended April 18, 2025	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$27,842	$75,342	$-	$103,184
Cost of products sold	20,454	58,774	-	79,228
Gross margin	7,388	16,568	-	23,956
SG&A	6,571	22,627	-	29,198
Gain on sale of property, plant, and equipment	(4)	(40)	-	(44)
Operating income (loss)	821	(6,019)	-	(5,198)

Total assets	$17,859	$114,056	$20,528	$152,443
Additions to property, plant, and equipment	$286	$1,290	$-	$1,576

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended April 17, 2026, and April 18, 2025, respectively.

Twelve weeks Ended April 17, 2026

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct-store-delivery	$18,550	$-	$18,550
Direct customer warehouse	18,389	-	18,389
Total Snack Food Products	36,939	-	36,939

Distributors	1,390	11,715	13,105
Total Frozen Food Products	1,389	11,715	13,105

Totals	$38,329	$11,715	$50,044

Twelve weeks Ended April 18, 2025

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct-store-delivery	$22,061	$-	$22,061
Direct customer warehouse	15,265	-	15,265
Total Snack Food Products	37,326	-	37,326

Distributors	2,064	11,249	13,313
Total Frozen Food Products	2,064	11,249	13,313

Totals	$39,390	$11,249	$50,639

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and non-commercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twenty-four weeks ended April 17, 2026, and April 18, 2025, respectively.

Twenty-four weeks Ended April 17, 2026

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct-store-delivery	$42,807	$-	$42,807
Direct customer warehouse	35,090	-	35,090
Total Snack Food Products	77,897	-	77,897

Distributors	3,593	23,867	27,460
Total Frozen Food Products	3,593	23,867	27,460

Totals	$81,489	$23,867	$105,356

Twenty-four weeks Ended April 18, 2025

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct-store-delivery	$48,768	$-	$48,768
Direct customer warehouse	26,574	-	26,574
Total Snack Food Products	75,342	-	75,342

Distributors	4,682	23,160	27,842
Total Frozen Food Products	4,682	23,160	27,842

Totals	$80,024	$23,160	$103,184

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and non-commercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

Note 5 – Income Taxes:

The Company’s effective tax rate was 19.5% and 19.2% for the second quarter of fiscal years 2026 and 2025, respectively. The effective tax rate for the second quarter of fiscal year 2026 reflects the impact of $1,190 of tax benefit.

As of April 17, 2026, the Company did not have any valuation allowance against its federal net deferred tax assets. Management reevaluated the need for a valuation allowance at the end of 2022 and determined that some of its California net operating losses (“NOL”) may not be utilized. Therefore, a valuation allowance of $99 has been retained for such portion of the California NOL. As of April 17, 2026, the Company had NOL carryforwards of approximately $0 for federal and $5,000 for state purposes. The state loss carryforwards will expire at various dates through 2040.

Our federal income tax returns are open to audit under the statute of limitations for the fiscal years 2022 through 2025. We are subject to income tax in Texas and various other state taxing jurisdictions. Our state income tax returns are open to audit under the statute of limitations for the fiscal years 2021 through 2025.

Note 6 – Equipment Notes Payable and Financial Arrangements:

Revolving Credit Facility

The Company maintains a revolving credit facility with Wells Fargo pursuant to a credit agreement dated November 30, 2024, as amended and restated on July 23, 2025. Pursuant to the amended and restated credit agreement and the revolving line of credit note, we may borrow up to $7,500 from time to time up until July 31, 2026, at an interest rate equal to (a) the daily simple secured overnight financing rate plus 2.5% (increased from 2.0% in the July 2025 amended and restatement), or if unavailable, (b) the prime rate, in each case as determined by the bank. The revolving credit facility has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. We borrowed $2,000 under this line of credit as of April 17, 2026. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on July 31, 2026.

Equipment Notes Payable

On February 19, 2026, we entered into a master equipment lease agreement with First National Capital (“FNC”) for $2,000 in equipment financing. On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo, on each of April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”).

The following table reflects major components of our revolving credit facility and equipment notes payable as of April 17, 2026, and October 31, 2025, respectively.

	April 17, 2026	October 31, 2025

Revolving credit facility	$3,250	$2,000
Equipment notes payable:
3.68% note due 04/16/27	1,428	1,794
Master equipment note with FNC	1,908	-
Total debt	6,586	3,794
Less current debt	(5,210)	(3,121)
Total long-term debt	$1,376	$673

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

The amended and restated credit agreement eliminated the fixed charge coverage ratio covenant contained in the original credit agreement. Since the amended and restated agreement superseded and replaced the prior agreement, covenant reporting under the original credit agreement was no longer required and all covenant reporting will be pursuant to the amended and restated credit agreement. As of April 17, 2026, the Company was in violation of the net income covenant and quick ration covenant which were waived by Wells Fargo (per letter dated May 28, 2026). As of April 17, 2026, the Company was in compliance with all other covenants under the Wells Fargo Loan Agreements and the amended and restated credit agreement. As of October 31, 2025, the Company was in violation of the quick ratio covenant which was waived by Wells Fargo (per letter dated December 12, 2025). As of October 31, 2025, the Company was in compliance with all other covenants under the Wells Fargo Loan Agreements and the amended and restated credit agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included within this Report, and the information and documents incorporated by reference with this Report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our business strategy; statements concerning industry trends; including the availability of beef, pork and flour; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts; statements relating to forecasts of our liquidity position or available cash resources, statements regarding operational challenges, including as a result of global supply chain disruptions and labor shortages; statements regarding inflationary pressures, including increased costs for labor and freight, and the resulting impact on our results of operations; statements regarding new regulations related to federal income tax and the impact on our financial statements and cash flow; statements regarding the impact of the adoption of recent accounting pronouncements on our business; statements related to our compliance with credit facilities, and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of April 30, 2026, was 5.79% as compared to 5.16% as of October 31, 2025. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

We record the cash surrender value or contract value for life insurance policies as an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period. The cash surrender value is included in other non-current assets in the accompanying Consolidated Balance Sheets. Expected proceeds from life insurance are recorded under prepaid expenses and other current assets. Pension income from overfunded pension plans arises when plan assets exceed the projected pension obligation and are also recorded under other non-current assets.

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

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated AR or 10% of consolidated sales for the twenty-four weeks ended April 17, 2026, and April 18, 2025, respectively.

	Walmart		Dollar General
	Sales	AR (a)	Sales	AR
April 17, 2026	28.6%	6.0%	15.4%	36.0%
April 18, 2025	29.7%	25.2%	14.1%	24.2%

(a)	Walmart’s consolidated AR represented a lower percentage of total AR as of April 17, 2026, due to accelerated payments on outstanding AR.

The table below shows customers that accounted for more than 20% of consolidated AR or 10% of consolidated sales for the twelve weeks ended April 17, 2026, and April 18, 2025, respectively.

	Walmart		Dollar General
	Sales	AR (a)	Sales	AR
April 17, 2026	24.4%	6.0%	16.7%	36.0%
April 18, 2025	31.3%	25.2%	13.1%	24.2%

(a)	Walmart’s consolidated AR represented a lower percentage of total AR as of April 17, 2026, due to accelerated payments on outstanding AR.

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

Snack Food Products Segment

Our Snack Food Products segment primarily distributes products manufactured in-house. All items within this segment are considered similar products and have been aggregated at this level. The dry sausage division includes products such as jerky, meat snacks, salami, sausage, and pepperoni products. During the second quarter of fiscal year 2026, our Snack Food Products segment sold approximately 180 different items through customer-owned distribution centers and a direct-store-delivery network serving approximately 19,000 supermarkets, mass merchandise and convenience retail stores located in all 50 states.

Products produced or distributed by the Snack Food Products segment are supplied to customers through either direct delivery to customer warehouses or direct-store-delivery to retail locations. We utilize customer managed warehouse distribution centers to lower distribution cost. Products delivered to the customer’s warehouse are then distributed to the store where they are resold to the end consumer. Our direct-store-delivery system focus emphasizes high quality service and the supply of our premium branded products to our customers. We also provide the service of setting up and maintaining the display of and restocking our products.

Results of Operations for the Twelve Weeks Ended April 17, 2026, and April 18, 2025

Net Sales-Consolidated

Net sales decreased by $595 (1.3%) to $50,044 in the second twelve-week period of the 2026 fiscal year compared to the same twelve-week period in fiscal year 2025. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	9.0	5,048
Unit sales volume in pounds	-7.5	(4,175)
Returns activity	3.0	(1,496)
Promotional activity	0.2	28
Decrease in net sales	(1.3)	(595)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $208 (1.2%) to $13,105 in the second twelve-week period of the 2026 fiscal year compared to the same twelve-week period in fiscal year 2025. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-3.1	(473)
Unit sales volume in pounds	1.3	205
Returns activity	0.2	24
Promotional activity	-0.1	37
Decrease in net sales	-1.2	(207)

The decrease in net sales for the twelve-week period ended April 17, 2026, primarily relates to lower selling prices per pound due to changes in product mix partially offset by an increase in sales volume in pounds. Returns activity was lower compared to the same twelve-week period in the 2025 fiscal year. Promotional activity was lower in absolute dollars and higher as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment decreased by $387 (1.0%) to $36,939 in the second twelve-week period of the 2026 fiscal year compared to the same twelve-week period in fiscal year 2025. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	13.6	5,521
Unit sales volume in pounds	-10.8	(4,380)
Returns activity	-4.1	(1,519)
Promotional activity	0.3	(9)
Decrease in net sales	-1.0	(387)

Net sales of snack food products decreased due to lower unit sales volume in pounds despite higher selling prices per pound during the second quarter of fiscal year 2026. Price increases implemented during the prior fiscal year have been partially successful in combatting the margin reductions we saw from unprecedented commodity price increases during the preceding twenty-four months. Returns activity increased compared to the same twelve-week period in the 2025 fiscal year due to non-recurring shifts in product mix. As we transition to higher margin items returns for lower margin items were temporarily elevated to accommodate the product change. Promotional activity decreased as a percentage of sales but increased in absolute dollars compared to the same twelve-week period in fiscal year 2025.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations increased on a consolidated basis by $1,695 (4.3%) to $41,263 in the second twelve-week period of the 2026 fiscal year compared to the same twelve-week period in fiscal year 2025. The gross margin decreased to 17.5% in the second twelve-weeks of fiscal year 2026 compared to 21.9% in the same twelve-week period in fiscal year 2025.

Change in Cost of Products Sold by Segment	$	% Consolidated	Commodity Increase (Decrease) $
Frozen Food Products Segment	334	0.9	(93)
Snack Food Products Segment	1,361	3.4	2,306
Total	1,695	4.3	2,213

Cost of Products Sold and Gross Margin-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $334 (3.4%) to $10,204 in the second twelve-week period of the 2026 fiscal year compared to the same twelve-week period in fiscal year 2025. The cost of purchased flour decreased by approximately $93 based on global economic conditions in the second twelve-week period of fiscal year 2026 compared to the same twelve-week period in fiscal year 2025. The gross margin decreased to 22.1% in the second twelve-weeks of fiscal year 2026 compared to 25.9% in the same twelve-week period in fiscal year 2025 due to higher gross overhead. Gross overhead increased as a result of higher healthcare expenses, and repairs and maintenance on buildings and processing equipment.

Cost of Products Sold and Gross Margin-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $1,361 (4.6%) to $31,059 in the second twelve-week period of the 2026 fiscal year compared to the same twelve-week period in fiscal year 2025 due to higher meat commodity costs. The cost of meat commodities increased by approximately $2,306 due to a limited supply of cattle ready for market and other unfavorable market conditions (including inflation and tariffs) in the second twelve-week period of fiscal year 2026 compared to the same period in fiscal year 2025. The gross margin decreased to 15.9% in the second twelve-weeks of fiscal year 2026 compared to 20.4% in the same twelve-week period in fiscal year 2025. We maintain a net realizable reserve of $440 on products as of April 17, 2026, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) increased by $364 (2.5%) to $14,650 in the second twelve-week period of fiscal year 2026 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	April 17, 2026	April 18, 2025	(Decrease) Increase
Repairs and maintenance	$412	$123	$289
Insurance and depreciation	686	439	247
Outside consultants	895	709	186
Storage Units	508	675	(167)
Healthcare costs	1,055	904	151
Other SG&A	11,094	11,436	(342)
Total - SG&A	$14,650	$14,286	$364

Repairs and maintenance have increased due to a large spiral freezer repair in the Frozen Food Products segment. Insurance costs have increased due to market pressure from insurance companies. Outside consulting costs have increased due to higher advisory services including cost analysis and reduction assistance. Storage unit costs have decreased due to a reorganization of our direct store delivery system. Healthcare costs have increased due to higher health insurance claims and premiums. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the decrease of “Other SG&A” were lower wage and bonus expenses and reduced travel expenses partially offset by higher product advertising and fleet expenses.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment increased by $43 (1.3%) to $3,244 in the second twelve-week period of fiscal year 2026 compared to the same twelve-week period in the prior fiscal year. The overall increase in SG&A expenses was due to an increase in healthcare costs, insurance costs, higher repair and maintenance costs and depreciation expenses.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $321 (2.9%) to $11,406 in the second twelve-week period of fiscal year 2026 compared to the same twelve-week period in the prior fiscal year. Most of the increase was due to higher healthcare costs, insurance costs and outside consultants, partially offset by decreased storage units.

Income Taxes-Consolidated

Income tax for the twelve weeks ended April 17, 2026, and April 18, 2025, was as follows:

	April 17, 2026	April 18, 2025
Benefit on income taxes	$(1,190)	$(915)

Effective tax rate	19.5%	19.2%

We recorded a benefit on income taxes of $1,190 for the twelve-week period ended April 17, 2026, and a benefit on income taxes of $915 for the twelve-week period ended April 18, 2025, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies, and state income taxes.

Results of Operations for the Twenty-four Weeks Ended April 17, 2026, and April 18, 2025

Net Sales-Consolidated

Net sales increased by $2,172 (2.1%) to $105,356 in the twenty-four-week period of the 2026 fiscal year compared to the same twenty-four-week period in fiscal year 2025. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	10.0	11,371
Unit sales volume in pounds	-6.9	(7,904)
Returns activity	-1.3	(1,471)
Promotional activity	0.4	176
Increase in net sales	2.1	2,172

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $382 (1.4%) to $27,460 in the twenty-four-week period of the 2026 fiscal year compared to the same twenty-four-week period in fiscal year 2025. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	-1.6	(501)
Unit sales volume in pounds	-0.3	(82)
Returns activity	0.1	39
Promotional activity	0.3	162
Decrease in net sales	-1.4	(382)

The decrease in net sales for the twenty-four-week period ended April 17, 2026, primarily relates to a lower selling price per pound due to changes in product mix and to a lesser extent, a lower unit volume. Returns activity decreased compared to the same twenty-four-week period in the 2025 fiscal year. Promotional activity was both lower in absolute dollars and as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment increased by $2,554 (3.4%) to $77,896 in the twenty-four-week period of the 2026 fiscal year compared to the same twenty-four-week period in fiscal year 2025. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	14.4	11,870
Unit sales volume in pounds	-9.5	(7,821)
Returns activity	-1.8	(1,501)
Promotional activity	0.3	14
Increase in net sales	3.4	2,562

Net sales of snack food products increased due to higher selling prices per pound despite lower unit sales volume in pounds during the second quarter of fiscal year 2026. Price increases implemented during the prior fiscal year have been partially successful in combatting the margin reductions we saw from unprecedented commodity price increases during the preceding twenty-four months. Returns activity increased compared to the same twelve-week period in the 2025 fiscal year due to non-recurring shifts in product mix. As we transition to higher margin items returns for lower margin items were temporarily elevated to accommodate the product change. Promotional activity was also lower in both absolute dollars and as a percentage of sales compared to the same twenty-four-week period in fiscal year 2025.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations increased on a consolidated basis by $3,978 (5.0%) to $83,206 in the twenty-four-week period of the 2026 fiscal year compared to the same twenty-four-week period in fiscal year 2025. The gross margin decreased to 21.0% in the twenty-four-weeks of fiscal year 2026 compared to 23.2% in the same twenty-four-week period in fiscal year 2025.

Change in Cost of Products Sold by Segment	$	% Consolidated	Commodity Increase (Decrease) $
Frozen Food Products Segment	415	0.5	(181)
Snack Food Products Segment	3,563	4.5	5,405
Total	3,978	5.0	5,224

Cost of Products Sold and Gross Margin-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment increased by $415 (2.0%) to $20,869 in the twenty-four-week period of the 2026 fiscal year compared to the same twenty-four-week period in fiscal year 2025. The cost of purchased flour decreased by approximately $181 based on global economic conditions in the twenty-four-week period of fiscal year 2026 compared to the same twenty-four-week period in fiscal year 2025. The gross margin decreased to 24.0% in the twenty-four-weeks of fiscal year 2026 compared to 26.5% in the same twenty-four-week period in fiscal year 2025 due to higher gross overhead. Gross overhead increased as a result of higher healthcare expenses, temporary labor costs and repairs and maintenance on buildings and processing equipment.

Cost of Products Sold and Gross Margin-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment increased by $3,563 (6.1%) to $62,337 in the twenty-four-week period of the 2026 fiscal year compared to the same twenty-four-week period in fiscal year 2025 due to higher meat commodity costs. The cost of meat commodities increased by approximately $5,405 due to a limited supply of cattle ready for market and other unfavorable market conditions (including inflation and tariffs) in the twenty-four-week period of fiscal year 2026 compared to the same period in fiscal year 2025. The gross margin decreased slightly to 20.0% in the twenty-four-weeks of fiscal year 2026 compared to 22.0% in the same twenty-four-week period in fiscal year 2025. We maintain a net realizable reserve of $440 on products as of April 17, 2026, after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) increased by $68 (0.2%) to $29,266 in the twenty-four-week period of fiscal year 2026 compared to the same twenty-four-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	24 Weeks Ended		Expense
	April 17, 2026	April 18, 2025	(Decrease) Increase
(Reduction in) provision for credit losses on accounts receivable	$(160)	$343	$(503)
Outside consultants	1,744	1,294	450
Vehicle Repairs	791	404	387
Insurance	1,034	727	307
Healthcare costs	2,086	1,779	289
Wages and bonuses	10,787	10,989	(202)
Storage units	1,121	1,302	(181)
Travel expenses	1,239	1,405	(166)
Other SG&A	10,624	10,955	(331)
Total - SG&A	$29,266	$29,198	$68

The provision for credit losses on accounts receivable was lower for the twenty-four weeks ended April 17, 2026 as the comparative period ended April 18, 2025 had credit losses related to the bankruptcy filing of one of our customers, in the amount of $364, which did not recur. Outside consulting costs have increased due to higher advisory services including cost analysis and reduction assistance. Vehicle repairs increased due to maintenance costs for direct store delivery vehicles. Insurance costs increased due to higher annual premiums. Healthcare costs increased as a result of higher premiums and increased claims activity. Wages and bonuses, storage units and travel expenses all decreased due to the ongoing reorganization of our direct store delivery system. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the decrease of “Other SG&A” were lower office equipment expenses, decreased legal fees and recovery of sales taxes.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $319 (4.9%) to $6,252 in the twenty-four-week period of fiscal year 2026 compared to the same twenty-four-week period in the prior fiscal year. The overall decrease in SG&A expenses was mostly due to a decrease in product advertising, including broker commission.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $387 (1.7%) to $23,014 in the twenty-four-week period of fiscal year 2026 compared to the same twenty-four-week period in the prior fiscal year. Most of the increase was due to higher vehicle repair costs, insurance premiums and outside consultants, partially offset by decreased provisions for credit losses on accounts receivable.

Income Taxes-Consolidated

Income tax for the twenty-four weeks ended April 17, 2026, and April 18, 2025, was as follows:

	April 17, 2026	April 18, 2025
Benefit on income taxes	$(1,435)	$(1,368)

Effective tax rate	19.9%	21.6%

We recorded a benefit on income taxes of $1,435 for the twenty-four-week period ended April 17, 2026, and a benefit on income taxes of $1,368 for the twenty-four-week period ended April 18, 2025, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies, and state income taxes.

Liquidity and Capital Resources

The principal source of operating cash flows is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We evaluate cash and cash equivalents against our borrowing capacity and short-term and long-term investments. We normally fund our operations from cash balances and cash flow generated from operations. Recent losses may necessitate short-term or long-term borrowing to fund inventory purchases to meet customer orders. We are focused on restoring profitability to the Company by driving top-line revenue growth and reducing costs. In line with this focus, the Company has begun production of customer products under private-label arrangements with the goal of increasing product sales volume. Market data indicates that due to higher inflation and rising costs for basic needs, consumers are increasingly turning to private-label products to reduce their expenses. We are reorganizing our direct-store-delivery route system in response to lower sales volume through that distribution channel, including reducing the number of routes, storage units and vehicles while maintaining superior service to our customers. We are also seeking bids for production materials to drive increased competition among our vendors while maintaining quality inputs at the best possible price.

We have implemented multiple price increases on our products to help offset some of the higher costs for meat commodities and other expenses, and we are focused on reducing selling, general and administrative expenses. Certain factors including but not limited to increased commodity costs, tariffs, the willingness of customers to accept price increases and inflation of input costs, to name a few, may cause future outcomes to differ materially from those foreseen in forward-looking statements. As of April 17, 2026, we had $1,960 of current debt on equipment loans, $37,423 of net working capital and $4,250 available under our revolving credit facility with Wells Fargo described below.

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

Cash flows from operating activities for the twenty-four weeks ended:

	April 17, 2026	April 18, 2025
Net loss	$(5,767)	$(4,973)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,935	3,104
Additions to (reduction in) provision for credit losses on accounts receivable	(160)	343
Additions to (reduction in) promotional allowances	614	(657)
(Gain) on sale of property, plant, and equipment	(38)	(44)
Deferred income taxes, net	(1,370)
Changes in operating working capital	1,973	(3,199)
Net cash used in operating activities	$(1,813)	$(5,426)

For the twenty-four weeks ended April 17, 2026, net cash used in operating activities was $1,813, which was $3,613 less cash used than during the same period in fiscal year 2025. The decrease in net cash used in operating activities primarily relates to a decrease in promotional allowance of $614, and a decrease of accounts receivable of $1,815, partially offset by an increase in inventories of $1,467. During the twenty-four-week period ended April 17, 2026, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 98 days for the twenty-four-week period ended April 17, 2026. The increase in the cash conversion cycle from 74 days to 98 days for the twenty-four-week period ended April 18, 2025, was caused by an increase in inventory.

Cash flows from investing activities for the twenty-four weeks ended:

	April 17, 2026	April 18, 2025
Proceeds from sale of property, plant, and equipment	$38	$28
Disposals of property, plant, and equipment	(476)	(1,576)
Net cash used in investing activities	$(438)	$(1,548)

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

The table below highlights additions to property, plant and equipment for the twenty-four weeks ended:

	April 17, 2026	April 18, 2025
Changes in projects in process	$(2,431)	$(3)
Direct-store-delivery and sales vehicles	383	784
Packaging lines	315	82
Computer hardware and software	-	185
Temperature control	86	6
Processing equipment	2,010	23
Building improvement	100	477
Furniture and fixtures and forklifts	13	22
(Disposals of) additions to property, plant, and equipment	$476	$1,576

Cash flows from financing activities for the twenty-four weeks ended:

	April 17, 2026	April 18, 2025
Change in lease and right-of-use obligations	$(586)	$(532)
Proceeds from bank borrowings	3,250	-
Repayment of notes payable - equipment	(459)	(447)
Net cash provided by (used in) financing activities	$2,205	$(979)

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of April 17, 2026, 120,113 shares remained authorized for repurchase under the program.

Revolving Credit Facility

On July 23, 2025, we entered into an amended and restated credit agreement dated November 30, 2024, with Wells Fargo that amends, restates and supersedes our existing credit agreement with Wells Fargo that was set to expire by its terms on November 30, 2025. Under the terms of the amended and restated credit agreement and the associated revolving line of credit note, we may borrow up to $7,500 from time to time until July 31, 2026, at an interest rate equal to (a) the daily simple secured overnight financing rate plus 2.5%, or if unavailable, (b) the prime rate, in each case as determined by the bank. The revolving credit facility has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on July 31, 2026. As of April 17, 2026, the Company was in violation of the net income covenant and the quick ratio covenant of the amended and restated credit agreement. Wells Fargo waived these breaches by letter dated May 28, 2026. The Company is otherwise in compliance with all other covenants under the amended and restated credit agreement, and we expect to remain in compliance for the remainder of fiscal year 2026. If we are unable to meet the financial covenant requirements of the amended and restated credit agreement, it may impact our liquidity. Refer to Note 6 – Equipment Notes Payable and Financial Arrangements to the Condensed Consolidated Financial Statements included within this Report for further information.

Equipment Notes Payable

On February 19, 2026, we entered into a master equipment lease agreement with First National Capital (“FNC”) for $2,000 in equipment financing. On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo Bank (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo Bank on each of April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”).

The following table reflects major components of our revolving credit facility and equipment notes payable as of April 17, 2026, and October 31, 2025, respectively.

	April 17, 2026	October 31, 2025

Revolving credit facility	$3,250	$2,000
Equipment notes payable:
3.68% note due 04/16/27	1,428	1,794
Master equipment note FNC	1,908	-
Total debt	6,586	3,794
Less current debt	(5,210)	(3,121)
Total long-term debt	$1,376	$673

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting other than those discussed above that occurred during the fiscal quarter ended April 17, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We purchase large quantities of commodity pork, beef, and flour. Historically, market prices for products we process have fluctuated in response to a number of factors, including changes in the United States government farm support programs, changes in international agricultural and trading policies, weather, and other conditions during the growing and harvesting seasons. Our operating results are heavily dependent upon the prices paid for raw materials, as well as the available supply of commodities. Commodity costs, including meat and flour costs, have and may continue to fluctuate due to both political and economic conditions, including the ongoing conflicts between the United States and Iran, Ukraine and Russia, and Israel and Palestine, as well as increased tariffs and fuels costs. Further, the potential for the imposition of new or additional U.S. tariffs on imports as well as potential retaliatory tariffs or other measures certain other countries may impose on U.S. imports has increased with the new U.S. federal administration. These actions could further increase our cost of goods sold and negatively impact our business and operating results. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials and production processes.

The marketing of our value-added products does not lend itself to instantaneous changes in selling prices. We have implemented price increases on our products to help offset some of our higher input costs. Increased prices of our products could lead to lower demand for our products and sales volumes. Conversely, decreases in our commodity and other input costs may create pressure on us to decrease our prices. Changes in selling prices are relatively infrequent and do not compare with the volatility of commodity markets. If there is a lag between when costs increase and when we are able to increase selling prices, our profit margins may suffer. Production and pricing of commodities, on the other hand, are determined by constantly changing market forces of supply and demand over which we have limited or no control. Such factors include, among other things, weather patterns throughout the world, outbreaks of disease, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural, energy and trade policies of domestic and foreign governments. While fluctuations in significant cost structure components, such as ingredient commodities and fuel prices, have had a significant impact on profitability over the last three years, the impact of general price inflation on our financial position and results of operations has also been significant. Current inflationary market conditions may have a negative impact on future earnings. Future volatility of general price inflation or deflation and raw material cost and availability could adversely affect our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

No unregistered securities were sold during the second quarter of fiscal year 2026.

Repurchase of Equity Securities

No equity securities were repurchased during the second quarter of fiscal year 2026.

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

During the fiscal quarter ended April 17, 2026, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: June 1, 2026	By:	/s/ Cindy Matthews-Morales
Cindy Matthews-Morales
Chief Financial Officer, Secretary
(Duly Authorized Officer, Principal Financial and Accounting Officer)

