Form 10-Q
period 2026-07-10
BRIDGFORD FOODS CORP
filed 2026-08-24
CIK 14177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 10, 2026

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

As of August 24, 2026, the registrant had 9,076,832 shares of common stock outstanding.

BRIDGFORD FOODS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

References to “Bridgford Foods”, “Company”, “we”, “us” or “our” contained in this Quarterly Report on Form 10-Q (this “Report”) refer to Bridgford Foods Corporation.

Page
Part I. Financial Information	3

Item 1. Financial Statements	3

a. Condensed Consolidated Balance Sheets as of July 10, 2026 (unaudited) and October 31, 2025	3

b. Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended July 10, 2026 (unaudited) and July 11, 2025 (unaudited)	4

c. Condensed Consolidated Statements of Shareholders’ Equity for the twelve and thirty-six weeks ended July 10, 2026 (unaudited) and July 11, 2025 (unaudited)	5

d. Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended July 10, 2026 (unaudited) and July 11, 2025 (unaudited)	6

e. Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	25

Part II. Other Information	26

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Mine Safety Disclosures	26

Item 5. Other Information	26

Item 6. Exhibits	27

Signatures	28

Part I. Financial Information

Item 1. a.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	July 10, 2026	October 31, 2025
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$333	$876
Accounts receivable, less allowance for credit losses of $105 and $50, and promotional allowances of $1,819 and $1,903	20,785	24,133
Inventories, net	35,966	37,072
Refundable income taxes	652	624
Prepaid expenses and other current assets	2,536	908
Total current assets	60,272	63,613

Property, plant and equipment, net of accumulated depreciation and amortization of $85,889 and $82,041	58,210	61,787
Other non-current assets	22,550	21,814
Total assets	$141,032	$147,214

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$8,944	$8,783
Accrued payroll, advertising, and other expenses	7,214	6,825
Income taxes payable	294	294
Current notes payable - equipment	1,548	1,121
Current right-of-use leases payable	885	1,182
Revolving credit facility	6,000	2,000
Other current liabilities	420	1,131
Total current liabilities	25,305	21,336

Long-term notes payable - equipment	1,177	673
Deferred income taxes, net	984	3,028
Long-term right-of-use leases payable	377	959
Executive retirement plans and other non-current liabilities	5,418	5,672
Total long-term liabilities	7,956	10,332

Total liabilities	33,261	31,668

Contingencies and commitments (Note 3)

Shareholders’ equity:
Preferred stock, without par value; authorized – 1,000,000 shares; issued and outstanding – none	-	-
Common stock, $1.00 par value; authorized – 20,000,000 shares; issued and outstanding – 9,076,832 shares	9,134	9,134
Capital in excess of par value	8,298	8,298
Retained earnings	98,277	106,052
Accumulated other comprehensive loss	(7,938)	(7,938)
Total shareholders’ equity	107,771	115,546
Total liabilities and shareholders’ equity	$141,032	$147,214

See accompanying notes to Condensed Consolidated Financial Statements.

Item 1. b.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	12 weeks ended		36 weeks ended
	July 10, 2026	July 11, 2025	July 10, 2026	July 11, 2025

Net sales	$47,015	$51,954	$152,371	$155,138
Cost of products sold	36,153	41,325	119,359	120,553

Gross margin	10,862	10,629	33,012	34,585

Selling, general and administrative expenses	14,194	14,608	43,459	43,806
Gain on sale of property, plant, and equipment	(23)	(123)	(61)	(167)
Operating loss	(3,309)	(3,856)	(10,386)	(9,054)

Other income (expense)
Interest (expense) income	(66)	(102)	(450)	(284)
Cash surrender value (loss) gain	621	1,406	880	445
Total other income (expense)	555	1,304	430	161

Loss before taxes	(2,754)	(2,552)	(9,956)	(8,893)
Benefit on income taxes	(746)	(915)	(2,181)	(2,283)

Net loss	$(2,008)	$(1,637)	$(7,775)	$(6,610)

Basic and diluted net loss per share	$(0.22)	$(0.18)	$(0.86)	$(0.73)

Basic and diluted weighted average shares of common stock	9,076,832	9,076,832	9,076,832	9,076,832

See accompanying notes to Condensed Consolidated Financial Statements.

Item 1. c.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

36 weeks ended July 11, 2025, and July 10, 2026

(unaudited)

(in thousands, except shares)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, November 1, 2024	9,076,832	$9,134	$8,298	$119,411	$(8,707)	$128,136
Net loss	-	-	-	(6,610)	-	(6,610)
Balance, July 11, 2025	9,076,832	$9,134	$8,298	$112,801	$(8,707)	$121,526

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, October 31, 2025	9,076,832	$9,134	$8,298	$106,052	$(7,938)	$115,546
Net loss	-	-	-	(7,775)	-	(7,775)
Balance, July 10, 2026	9,076,832	$9,134	$8,298	$98,277	$(7,938)	$107,771

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

12 weeks ended July 11, 2025 and July 10, 2026

(unaudited)

(in thousands, except shares)

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, April 18, 2025	9,076,832	$9,134	$8,298	$114,438	$(8,707)	$123,163
Net loss	-	-	-	(1,637)	-	(1,637)
Balance, July 11, 2025	9,076,832	$9,134	$8,298	$112,801	$(8,707)	$121,526

	Shares	Amount	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance, April 17, 2026	9,076,832	$9,134	$8,298	$100,285	$(7,938)	$109,779
Net loss	-	-	-	(2,008)	-	(2,008)
Balance, July 10, 2026	9,076,832	$9,134	$8,298	$98,277	$(7,938)	$107,771

See accompanying notes to Condensed Consolidated Financial Statements.

Item 1. d.

BRIDGFORD FOODS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	36 weeks ended
	July 10, 2026	July 11, 2025
Cash flows from operating activities:

Net loss	$(7,775)	$(6,610)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	4,245	4,459
(Reduction in) provision for credit losses on accounts receivable	(22)	313
Reduction in promotional allowances	(84)	(589)
Gain on sale of property, plant, and equipment	(61)	(167)
Deferred income taxes, net	(2,044)	-

Changes in operating assets and liabilities:

Accounts receivable, net	3,454	7,267
Inventories, net	1,106	(9,576)
Prepaid expenses and other current assets	(1,628)	(843)
Refundable income taxes	(28)	965
Other non-current assets	(736)	(2,298)
Accounts payable	161	1,638
Accrued payroll, advertising, and other expenses	390	1,415
Other current liabilities	(711)	(809)
Executive retirement plans and other non-current liabilities	(240)	(733)

Net cash used in operating activities	(3,973)	(5,568)

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	61	151
Additions to property, plant, and equipment	(668)	(1,882)

Net cash used in investing activities	(607)	(1,731)

Cash flows from financing activities:
Change in lease and right-of-use obligations	(893)	(810)
Proceeds from borrowings	6,000	2,000
Repayments of equipment note payable	(1,070)	(718)

Net cash provided by financing activities	4,037	472

Net decrease in cash and cash equivalents	(543)	(6,827)

Cash and cash equivalents at beginning of period	876	10,230

Cash and cash equivalents at end of period	$333	$3,403

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$42	$63
Cash paid for interest	$469	$284
Non-cash receivable from tenant	$544	$736
Non-cash liability from tenant	$574	$764

See accompanying notes to Condensed Consolidated Financial Statements.

Item 1. e.

BRIDGFORD FOODS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies:

The unaudited Condensed Consolidated Financial Statements of Bridgford Foods Corporation (the “Company”, “we”, “our”, “us”) for the twelve and thirty-six weeks ended July 10, 2026 and July 11, 2025 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X, and include all adjustments considered necessary by management for a fair presentation of the interim periods. This Quarterly Report on Form 10-Q for the Company’s third fiscal quarter ended July 10, 2026 (this “Report”) should be read in conjunction with the it’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025 (the “Annual Report”). Due to seasonality and other factors, interim results are not necessarily indicative of the results for the full year.

The October 31, 2025, balance sheet amounts within these interim Condensed Consolidated Financial Statements were derived from the audited fiscal year 2025 consolidated financial statements included in the Annual Report.

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting periods. Some of the estimates made by management include the allowance for doubtful accounts, promotional and returns allowances, inventory reserves, the estimated useful lives of property, plant and equipment, and the valuation allowance for the Company’s deferred tax assets. Management determines the amounts to record based on historical experience and various other assumptions that it views as reasonable under the circumstances and considers all relevant available information. Actual results could materially differ from these estimates. Amounts estimated related to liabilities for self-insured workers’ compensation, employee healthcare, and pension benefits are especially subject to inherent uncertainties and these estimated liabilities may ultimately settle at amounts which vary from the Company’s current estimates. Market conditions and the volatility in stock markets may cause significant changes in the measurement of the Company’s pension fund liabilities and the performance of its life insurance policies in future periods.

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

Cash and cash equivalents totaled $333 as of July 10, 2026, all of which were held at Wells Fargo Bank N.A. (“Wells Fargo”), except for $122 with Bank of America. Cash and cash equivalents totaled $876 as of October 31, 2025, all of which were held at Wells Fargo, except for $100 with Bank of America.

Comprehensive income or loss

Comprehensive income or loss consists of net loss and additional minimum pension liability adjustments. There were no differences between net loss and comprehensive loss during each of the twelve and thirty-six weeks ended July 10, 2026, and July 11, 2025.

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated accounts receivables (“AR”) or 10% of consolidated sales for the thirty-six weeks ended July 10, 2026, and July 11, 2025.

	Walmart		Dollar General
	Sales	AR (a)	Sales	AR
July 10, 2026	29.7%	6.8%	16.9%	32.4%
July 11, 2025	31.4%	21.6%	14.2%	26.4%

The table below shows customers that accounted for more than 20% of consolidated AR or 10% of consolidated sales for the twelve weeks ended July 10, 2026, and July 11, 2025.

	Walmart		Dollar General
	Sales	AR (a)	Sales	AR
July 10, 2026	28.5%	6.8%	18.6%	32.4%
July 11, 2025	34.8%	21.6%	14.5%	26.4%

(a)	Walmart’s consolidated AR represented a lower percentage of total consolidated AR as of July 10, 2026, due to accelerated payments on outstanding AR.

Revenue recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers upon passage of title to the customer. Products are delivered to customers through common carrier, or a Company-owned direct-store-delivery system.

The Company recognizes revenue for the sale of the product at the point in time when its performance obligation has been satisfied and control of the product has transferred to its customer, which generally occurs upon product shipment, pickup or delivery to a customer based on terms of the sale. Contracts with customers are typically short-term in nature with completion of a single performance obligation. Products are sold to foodservice, retail, institutional and other distribution channels. Shipping and handling that occurs after the customer has obtained control of the product is recorded as a fulfillment cost rather than an additional performance obligation. Costs paid to third party brokers to obtain contracts are recognized as part of selling expenses. Other sundry items in context of the contract are also recognized as selling expenses. Any taxes collected on behalf of the government are excluded from net revenue.

The Company records revenue at the transaction price which is measured as the amount of consideration the Company anticipates receiving in exchange for providing products to customers. Revenue is recognized as the net amount estimated to be received after deducting estimated or known amounts including variable consideration for discounts, trade allowances, consumer incentives, coupons, volume-based incentives, cooperative advertising, product returns and other such programs. Promotional allowances, including customer incentive and trade promotion activities, are recorded as a reduction in sales based on amounts estimated being due to customers, based primarily on historical utilization and redemption rates. Estimates are reviewed regularly until incentives or product returns are realized and the result of any such adjustments are known. Promotional allowances deducted from sales for the twelve weeks ended July 10, 2026, and July 11, 2025, were $4,698 and $4,297. Promotional allowances deducted from sales for the thirty-six weeks ended July 10, 2026, and July 11, 2025, were $12,596 and $12,339.

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

The storage units rented on a month-to-month basis for use by the Company’s Snack Food Products segment direct-store-delivery route system are not costly to relocate and contain no significant leasehold improvements or degree of integration over leased assets. Orders can be fulfilled by another route storage unit interchangeably. No specialized assets exist in the rental storage units. Market price is paid for storage units. No guarantee of debt is made.

ROU lease assets are recorded within property, plant and equipment, net of accumulated depreciation and amortization. The Company leases warehouse space which is recognized as a ROU lease asset with a corresponding lease liability. The Company has terminated its leases of long-haul trucks previously used by the Frozen Food Products segment. The Company leases one refrigerated truck for use by the Frozen Food Products segment. Finance lease liabilities are recorded under other liabilities. The Condensed Consolidated Balance Sheets reflect both the current and long-term obligations.

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

Subsequent events

Management has evaluated events subsequent to July 10, 2026, through the date that the accompanying Condensed Consolidated Financial Statements were filed with the Securities and Exchange Commission (the “SEC”) for transactions and other events which may require adjustments of and/or disclosure in such financial statements.

By letter dated July 30, 2026, Wells Fargo agreed to extend the maturity date of the Company’s $7,500 revolving line of credit facility (the “Wells Credit Line”) from July 31, 2026 to September 29, 2026. Additionally, on August 10, 2026, Wells Fargo Bank notified the Company that it would not renew the Wells Credit Line following the scheduled maturity on September 29, 2026. As of the filing date of this Report, the Company had $4.5 million of outstanding borrowings and $3 million in unused borrowing capacity under the Wells Credit Line. The Company is in discussions with other financial institutions to secure a replacement facility and expects to secure a commitment for a replacement facility before the scheduled maturity date, however it can make no assurances that a replacement facility will be secured in a timely manner or at all. Should a replacement facility not be secured prior to maturity, the Company currently intends to repay the outstanding borrowing with cash from operations and/or available funds from overfunded Company owned life insurance policies.

No other material events subsequent to July 10, 2026, were identified that require adjustment to the financial statements or additional disclosure.

Basic and diluted net loss per share

Basic and diluted net loss per share is calculated based on the weighted average number of shares outstanding for all periods presented. No stock options, warrants, or other potentially dilutive convertible securities were outstanding as of July 10, 2026, or July 11, 2025.

Liquidity and Capital Resources

As of July 10, 2026, the Company had cash on hand of $333. The Company has incurred recurring losses and generated negative cash flows from operations and has $1,500 remaining in borrowing capacity under the Wells Credit Line. These conditions raise liquidity considerations that management continues to actively monitor. The Wells Credit Line is set to expire on September 29, 2026, and Wells Fargo has indicated that it will not be renewed. As noted above under the heading “Subsequent events”, the Company is in discussions with other financial institutions to secure a replacement facility before such date.

The principal source of operating cash flows is cash receipts from the sale of the Company’s products, net of costs to manufacture, store, market and deliver such products. The Company evaluates cash and cash equivalents against its borrowing capacity and short-term and long-term investments. The Company normally funds its operations from cash balances and cash flow generated from operations. Recent losses may necessitate short-term or long-term borrowing to fund inventory purchases to meet customer orders. The Company is focused on restoring profitability by driving top-line revenue growth and reducing costs. In line with this focus, the Company produces customer products under private-label arrangements with the goal of increasing product sales volume. Market data indicates that due to higher inflation and rising costs for basic needs, consumers are increasingly turning to private-label products to reduce their expenses. The Company reorganized the direct-store-delivery route system in response to lower sales volume through that distribution channel, including reducing the number of routes, storage units and vehicles while maintaining superior service to customers. The Company is also seeking bids for production materials to drive increased competition among vendors while maintaining quality inputs at the best possible price.

The Company has implemented multiple price increases on products to offset some of the higher costs for meat commodities and other expenses, and is focused on reducing selling, general and administrative expenses. Certain factors including but not limited to increased commodity costs, tariffs, the willingness of customers to accept price increases and inflation of input costs, may cause future outcomes to differ materially from those foreseen in forward-looking statements. As of July 10, 2026, the Company had $1,548 of current debt on equipment loans, $34,967 of net working capital and $1,500 available under the Wells Credit Line.

Recently Issued Accounting Pronouncements and Regulations

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures. ASU No. 2023-07 enhances disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extending certain annual disclosures to interim periods, and permitting more than one measure of segment profit or loss to be reported under certain conditions. ASU No. 2023-07 is effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU No. 2023-07 did not have a material impact on the Company’s Consolidated Financial Statements as the Company has historically disclosed financial data at the operating segment level.

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

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. The Company has analyzed the impacts of the OBBBA and reflected them in the current period. These impacts did not have a material effect on the tax rate for the quarter ended July 10, 2026. The majority of the tax law changes will take effect in future years. The Company continues to evaluate the long-term impacts of the OBBBA on its financial statements.

Note 2 – Inventories, net:

Inventories are comprised of the following at the respective period ends:

	July 10, 2026	October 31, 2025
Meat, ingredients, and supplies	$10,324	$9,734
Work in progress	5,400	2,197
Finished goods	20,242	25,141
	$35,966	$37,072

Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventories include the cost of raw materials, labor, and manufacturing overhead. The Company regularly reviews inventory quantities on hand and writes down any estimated excess, obsolete inventories, or impaired balances to net realizable value. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions. The Company maintains a reserve for slow moving and obsolete inventory, and a net realizable value reserve of $1,207 as of July 10, 2026, and $1,792 as of October 31, 2025, on products in inventory after determining that the market value on some meat products could not cover the costs associated with completion and sale of the product.

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

The Company leased one refrigerated truck received on May 10, 2024, for a net present value of $166. The seven-year lease for this truck will expire in fiscal year 2031. Amortization of equipment as a finance lease was $18 during the thirty-six weeks ended July 10, 2026.

The Company performed a detailed analysis and determined that other than the refrigerated truck lease described above, no other long-term leases were in effect as of July 10, 2026.

The Company’s five-year term lease with Racine Partners 4333 LLC, was effective June 1, 2022. A ROU asset of $657 and corresponding liability for warehouse storage space leased by the Company of $688 as of July 10, 2026, was recorded for Racine Partners 4333 LLC for 43rd Street in Chicago, Illinois. This lease does not provide an implicit rate, and the Company estimated its incremental interest rate to be approximately 3.68%. The Company used its estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

The Company, as lessor, leases a parking lot in Anaheim, California with a five-year term effective May 29, 2024, to a tenant. Both current and non-current receivables, less executory costs including broker’s commissions were recorded in current and non-current assets in the amount of $191 and $353, as of July 10, 2026. Unearned revenue was also recorded in current and non-current liabilities in the amount of $196 and $377, in the consolidated balance sheets as of July 10, 2026. This lease does not provide an implicit rate, and the Company estimated its incremental borrowing rate to be approximately 7.34%. The Company used the estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments. Legal ownership does not transfer at the end of the lease. The Company retains ownership of the parking lot. There is no net book value of the underlying asset.

The following is a schedule by years of future minimum lease payments for transportation leases and ROU assets:

Fiscal Year	Financial Obligations
2026	$606
2027	439
2028	272
2029	72
Later Years	83
Total Minimum Lease Payments(a)	$1,472
Less: Amount representing executory costs	-
Less: Amount representing interest(b)	(84)
Present value of future minimum lease payments(c)	$1,388

(a)	Minimum payments exclude contingent rentals based on actual mileage and adjustments of rental payments based on the Consumer Price Index.
(b)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
(c)	Reflected in Part I. Financial Information, Item 1. a., Condensed Consolidated Balance Sheets, as current and noncurrent obligations are finance leases of $21 under other current liabilities and $104 under executive retirement, pension plans and other. ROU leases payable of $885 and $377 are disclosed as line items current right-of-use leases payable and long-term right-of-use leases payable, as of July 10, 2026.

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

The following segment information is presented for the twelve weeks ended July 10, 2026, and July 11, 2025.

	Segment Information
Twelve weeks Ended July 10, 2026	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$9,942	$37,073	$-	$47,015
Cost of products sold	7,766	28,387	-	36,153
Gross margin	2,176	8,686	-	10,862
SG&A	2,784	11,410	-	14,194
Gain on sale of property, plant, and equipment	(12)	(11)	-	(23)
Operating loss	(596)	(2,713)	-	(3,309)

Total assets	$15,412	$100,387	$25,233	$141,032
Additions to (disposals of) property, plant, and equipment	$(362)	$455	$-	$93

Twelve weeks Ended July 11, 2025	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$10,792	$41,162	$-	$51,954
Cost of products sold	8,494	32,831	-	41,325
Gross margin	2,298	8,331	-	10,629
SG&A	2,831	11,777	-	14,608
Gain on sale of property, plant, and equipment	(2)	(121)	-	(123)
Operating income (loss)	(531)	(3,325)	-	(3,856)

Total assets	$15,643	$113,384	$23,700	$152,727
Additions to property, plant, and equipment	$60	$246	$-	$306

The following segment information is presented for the thirty-six weeks ended July 10, 2026, and July 11, 2025.

	Segment Information
Thirty-six weeks Ended July 10, 2026	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$37,402	$114,969	$-	$152,371
Cost of products sold	28,635	90,724	-	119,359
Gross margin	8,767	24,245	-	33,012
SG&A	9,036	34,423	-	43,459
Gain on sale of property, plant, and equipment	(22)	(39)	-	(61)
Operating income (loss)	(247)	(10,139)	-	(10,386)

Total assets	$15,412	$100,387	$25,233	$141,032
Additions to (disposals of) property, plant, and equipment	$(925)	$543	$-	$(382)

Thirty-six weeks Ended July 11, 2025	Frozen Food Products	Snack Food Products	Other	Totals
Sales	$38,634	$116,504	$-	$155,138
Cost of products sold	28,948	91,605	-	120,553
Gross margin	9,686	24,899	-	34,585
SG&A	9,401	34,405	-	43,806
Gain on sale of property, plant, and equipment	(7)	(160)	-	(167)
Operating income (loss)	292	(9,346)	-	(9,054)

Total assets	$15,643	$113,384	$23,700	$152,727
Additions to property, plant, and equipment	$345	$1,537	$-	$1,882

The following information further disaggregates our sales to customers by major distribution channel and customer type for the twelve weeks ended July 10, 2026, and July 11, 2025.

Twelve weeks Ended July 10, 2026

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct-store-delivery	$18,840	$-	$18,840
Direct customer warehouse	18,233	-	18,233
Total Snack Food Products	37,073	-	37,073

Distributors	960	8,982	9,942
Total Frozen Food Products	960	8,982	9,942

Totals	$38,033	$8,982	$47,015

Twelve weeks Ended July 11, 2025

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct-store-delivery	$23,067	$-	$23,067
Direct customer warehouse	18,095	-	18,095
Total Snack Food Products	41,162	-	41,162

Distributors	884	9,908	10,792
Total Frozen Food Products	884	9,908	10,792

Totals	$42,046	$9,908	$51,954

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and non-commercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

The following information further disaggregates the Company’s sales to customers by major distribution channel and customer type for the thirty-six weeks ended July 10, 2026, and July 11, 2025.

Thirty-six weeks Ended July 10, 2026

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct-store-delivery	$61,646	$-	$61,646
Direct customer warehouse	53,323	-	53,323
Total Snack Food Products	114,969	-	114,969

Distributors	4,553	32,849	37,402
Total Frozen Food Products	4,553	32,849	37,402

Totals	$119,522	$32,849	$152,371

Thirty-six weeks Ended July 11, 2025

Distribution Channel	Retail (a)	Foodservice (b)	Totals
Direct-store-delivery	$71,835	$-	$71,835
Direct customer warehouse	44,669	-	44,669
Total Snack Food Products	116,504	-	116,504

Distributors	5,566	33,068	38,634
Total Frozen Food Products	5,566	33,068	38,634

Totals	$122,070	$33,068	$155,138

(a)	Includes sales to food retailers, such as grocery retailers, warehouse club stores, and internet-based retailers.
(b)	Includes sales to foodservice distributors, restaurant operators, hotel chains and non-commercial foodservice establishments such as schools, convenience stores, healthcare facilities and the military.

Note 5 – Income Taxes:

The Company’s effective tax rate was 21.9% and 25.7% for the third quarter of fiscal years 2026 and 2025, respectively. The effective tax rate for the third quarter of fiscal year 2026 reflects the impact of $2,181 of tax benefit.

As of July 10, 2026, the Company did not have any valuation allowance against its federal net deferred tax assets. Management reevaluated the need for a valuation allowance at the end of 2022 and determined that some of its California net operating losses (“NOL”) may not be utilized. Therefore, a valuation allowance of $99 has been retained for such portion of the California NOL. As of July 10, 2026, the Company had NOL carryforwards of approximately $0 for federal and $5,000 for state purposes. The state loss carryforwards will expire at various dates through 2040.

The Company’s federal income tax returns are open to audit under the statute of limitations for the fiscal years 2022 through 2025. The Company is subject to income tax in Texas and various other state taxing jurisdictions. The Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2021 through 2025.

Note 6 – Equipment Notes Payable and Financial Arrangements:

Revolving Credit Facility

The Company maintains the Wells Credit Line pursuant to a credit agreement dated November 30, 2024, as amended and restated on July 23, 2025 (as further amended, the “Amended and Restated Credit Agreement”). Pursuant to the terms of the Wells Credit Line, the Company may borrow up to $7,500 from time to time up until September 29, 2026, at an interest rate equal to (a) the daily simple secured overnight financing rate plus 2.5% (increased from 2.0% in the July 2025 amended and restatement), or if unavailable, (b) the prime rate, in each case as determined by the bank. The Wells Credit Line has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. We borrowed $6,000 under the Wells Credit Line as of July 10, 2026. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on September 29, 2026.

Equipment Notes Payable

On December 26, 2018, the Company entered into a master collateral loan and security agreement with Wells Fargo (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. The Company subsequently entered into additional master collateral loan and security agreements with Wells Fargo, on April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”).

On February 19, 2026, the Company entered into a master equipment lease agreement with First National Capital (“FNC”) for $2,000 in equipment financing with a maturity date of February 2029.

The following table reflects major components of the Company’s revolving credit facility and equipment notes payable as of July 10, 2026, and October 31, 2025.

	July 10, 2026	October 31, 2025

Revolving credit facility with Wells Fargo	$6,000	$2,000
Equipment notes payable:
3.68% note with Wells Fargo due 04/16/27	957	1,794
Master equipment note with FNC	1,768	-
Total debt	8,725	3,794
Less current debt	(7,548)	(3,121)
Total long-term debt	$1,177	$673

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

The Amended and Restated Credit Agreement eliminated the fixed charge coverage ratio covenant contained in the original credit agreement. Since the Amended and Restated Credit Agreement superseded and replaced the prior agreement, covenant reporting under the original credit agreement was no longer required and all covenant reporting will be pursuant to the Amended and Restated Credit Agreement. As of July 10, 2026, the Company was in violation of the net income covenant and quick ratio covenant which were waived by Wells Fargo (per a letter dated August 13, 2026). As of July 10, 2026, the Company was in compliance with all other covenants under the Wells Fargo Loan Agreements and the amended and restated credit agreement. As of October 31, 2025, the Company was in violation of the quick ratio covenant which was waived by Wells Fargo (per letter dated December 12, 2025). As of October 31, 2025, the Company was in compliance with all other covenants under the Wells Fargo Loan Agreements and the amended and restated credit agreement.

The inability to meet financial covenant requirements in future quarters while subject to the Wells Fargo Loan Agreements and the amended and restated credit agreement may impact the Company’s liquidity. The Company has implemented price increases on products to help offset some of the higher costs for meat commodities and other expenses, and is focused on reducing selling, general and administrative expenses. Certain factors such as increased commodity costs, tariffs, willingness of customers to accept price increases and inflation of input costs, may cause future outcomes to differ materially from those foreseen in forward-looking statements.

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

Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; macroeconomic conditions, including global financial pressures, inflation, market volatility, and recessionary concerns; fluctuations in commodity costs, including as a result of political and economic conditions and current or prospective tariffs; success of operating initiatives; development and operating costs; trends impacting the purchasing behavior of our customers and consumers; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions, including the effects of climate change and changes in the regulatory environment and consumer demand to mitigate these effects; construction schedules; supply chain, consumer demand, and cost of products sold; the impact of competitive products and pricing, and other factors referenced in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”). In addition, actual results may differ as a result of additional risks and uncertainties which we are currently unaware of or which we do not currently view as material to our business.

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

Current accounting principles require that our pension benefit obligation be measured using an internal rate of return (“IRR”) analysis to be included in the discount rate selection process. The IRR calculation for the Retirement Plan for Employees of Bridgford Foods Corporation is measured annually and based on the Citigroup Pension Discount Rate. The Citigroup Pension Discount Rate as of July 31, 2026, was 6.14% as compared to 5.16% as of October 31, 2025. The discount rate applied can significantly affect the value of the projected benefit obligation as well as the net periodic benefit cost.

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

We record the cash surrender value or contract value for life insurance policies as an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period. The cash surrender value is included in other non-current assets in the accompanying Condensed Consolidated Balance Sheets. Expected proceeds from life insurance are recorded under prepaid expenses and other current assets. Pension income from overfunded pension plans arises when plan assets exceed the projected pension obligation and are also recorded under other non-current assets.

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

Customer Concentration > 20% of AR or >10% of Sales

The table below shows customers that accounted for more than 20% of consolidated AR or 10% of consolidated sales for the thirty-six weeks ended July 10, 2026, and July 11, 2025.

	Walmart		Dollar General
	Sales	AR (a)	Sales	AR
July 10, 2026	29.7%	6.8%	16.9%	32.4%
July 11, 2025	31.4%	21.6%	14.2%	26.4%

(a)	Walmart’s consolidated AR represented a lower percentage of total AR as of July 10, 2026, due to accelerated payments on outstanding AR.

The table below shows customers that accounted for more than 20% of consolidated AR or 10% of consolidated sales for the twelve weeks ended July 10, 2026, and July 11, 2025.

	Walmart		Dollar General
	Sales	AR (a)	Sales	AR
July 10, 2026	27.3%	6.8%	17.8%	32.4%
July 11, 2025	34.8%	21.6%	14.5%	26.4%

(a)	Walmart’s consolidated AR represented a lower percentage of total AR as of July 10, 2026, due to accelerated payments on outstanding AR.

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

Snack Food Products Segment

Our Snack Food Products segment primarily distributes products manufactured in-house. All items within this segment are considered similar products and have been aggregated at this level. The dry sausage division includes products such as jerky, meat snacks, salami, sausage, and pepperoni products. During the third quarter of fiscal year 2026, our Snack Food Products segment sold approximately 180 different items through customer-owned distribution centers and a direct-store-delivery network serving approximately 19,000 supermarkets, mass merchandise and convenience retail stores located in all 50 states.

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

Results of Operations for the Twelve Weeks Ended July 10, 2026, and July 11, 2025

Net Sales-Consolidated

Net sales decreased by $4,939 (9.5%) to $47,015 in the third twelve-week period of the 2026 fiscal year compared to the same twelve-week period in fiscal year 2025. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	10.3	5,927
Unit sales volume in pounds	(17.2)	(9,890)
Returns activity	(0.9)	(338)
Promotional activity	(1.7)	(638)
Decrease in net sales	(9.5)	(4,939)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $850 (8.0%) to $9,942 in the third twelve-week period of the 2026 fiscal year compared to the same twelve-week period in fiscal year 2025. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	4.7	603
Unit sales volume in pounds	(11.0)	(1,397)
Returns activity	(0.1)	(9)
Promotional activity	(1.6)	(47)
Decrease in net sales	(8.0)	(850)

The decrease in net sales for the twelve-week period ended July 10, 2026 primarily relates to lower unit sales volume in pounds, partially offset by higher selling prices per pound. The decrease in sales volume was due a to single customer’s non-recurring order from the prior year. Returns activity was similar compared to the same twelve-week period in the 2025 fiscal year. Promotional activity was higher in absolute dollars and as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment decreased by $4,089 (9.9%) to $37,073 in the third twelve-week period of the 2026 fiscal year compared to the same twelve-week period in fiscal year 2025. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	11.9	5,324
Unit sales volume in pounds	(19.0)	(8,493)
Returns activity	(1.1)	(329)
Promotional activity	(1.7)	(591)
Decrease in net sales	(9.9)	(4,089)

Net sales of snack food products decreased due to lower unit sales volume in pounds because of higher selling prices per pound during the third quarter of fiscal year 2026. Price increases implemented during the prior fiscal year have been partially successful in combatting the margin reductions we saw from unprecedented commodity price increases during the preceding twenty-four months. Returns activity increased compared to the same twelve-week period in the 2025 fiscal year. Promotional activity increased as a percentage of sales and absolute dollars compared to the same twelve-week period in fiscal year 2025.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations decreased on a consolidated basis by $5,172 (12.5%) to $36,153 in the third twelve-week period of the 2026 fiscal year compared to the same twelve-week period in fiscal year 2025. The gross margin increased to 23.1% in the third twelve-week period of fiscal year 2026 compared to 20.5% in the same twelve-week period in fiscal year 2025.

Change in Cost of Products Sold by Segment	$	% Consolidated	Commodity Increase (Decrease) $
Frozen Food Products Segment	(728)	(1.8)	(48)
Snack Food Products Segment	(4,444)	(10.7)	2,482
Total	(5,172)	(12.5)	2,434

Cost of Products Sold and Gross Margin-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $728 (8.6%) to $7,766 in the third twelve-week period of the 2026 fiscal year compared to the same twelve-week period in fiscal year 2025. The cost of purchased flour decreased by approximately $48 based on global economic conditions in the third twelve-week period of fiscal year 2026 compared to the same twelve-week period in fiscal year 2025. The gross margin increased to 21.9% in the third twelve-week period of fiscal year 2026 compared to 21.3% in the same twelve-week period in fiscal year 2025 due to lower commodity costs and reduced gross overhead. Gross overhead decreased as a result of lower insurance costs and lower wage and bonus expenses.

Cost of Products Sold and Gross Margin-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $4,444 (13.5%) to $28,387 in the third twelve-week period of the 2026 fiscal year compared to the same twelve-week period in fiscal year 2025. The cost of meat commodities increased by approximately $2,482 due to a limited supply of cattle ready for market and other unfavorable market conditions (including inflation and tariffs) in the third twelve-week period of fiscal year 2026 compared to the same period in fiscal year 2025. The gross margin increased to 23.4% in the third twelve-week period of fiscal year 2026 compared to 20.2% in the same twelve-week period in fiscal year 2025. Gross margin increases were driven by higher selling prices per pound despite a continuation of elevating commodity prices.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) decreased by $414 (2.8%) to $14,194 in the third twelve-week period of fiscal year 2026 compared to the same twelve-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	12 Weeks Ended		Expense
	July 10, 2026	July 11, 2025	(Decrease) Increase
Insurance and depreciation	$246	$493	$(247)
Wages and bonus	5,207	5,398	(191)
Provision for credit losses on accounts receivable	137	(30)	167
Other SG&A	8,604	8,747	(143)
Total - SG&A	$14,194	$14,608	$(414)

Insurance costs have decreased due to lower property insurance premiums and decreased claims activity. Wages and bonus expenses are down after a reduction in headcount resulting from a reorganization of the direct-store delivery route system. Provision for credit losses on accounts receivable increased due to a non-recurring reversal of a credit reserve in the prior year. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the decrease of “Other SG&A” were lower pension benefits, product advertising, and storage fees, partially offset by higher fuels costs and outside consultant fees.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $47 (1.7%) to $2,784 in the third twelve-week period of fiscal year 2026 compared to the same twelve-week period in the prior fiscal year. The overall decrease in SG&A expenses was due to a decrease in insurance and depreciation costs, lower fleet expenses and reduced promotional activities.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment decreased by $367 (3.5%) to $11,410 in the third twelve-week period of fiscal year 2026 compared to the same twelve-week period in the prior fiscal year. Most of the decrease was due to lower insurance premiums and claims, reduced freight charges and decreased storage unit rents.

Income Taxes-Consolidated

Income tax for the twelve weeks ended July 10, 2026, and July 11, 2025, was as follows:

	July 10, 2026	July 11, 2025
Benefit on income taxes	$(746)	$(915)

Effective tax rate	27.1%	35.8%

We recorded a benefit on income taxes of $746 for the twelve-week period ended July 10, 2026, and a benefit on income taxes of $915 for the twelve-week period ended July 11, 2025, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies, and state income taxes.

Results of Operations for the Thirty-six Weeks Ended July 10, 2026, and July 11, 2025

Net Sales-Consolidated

Net sales decreased by $2,767 (1.8%) to $152,371 in the thirty-six-week period of the 2026 fiscal year compared to the same thirty-six-week period in fiscal year 2025. The changes in net sales were comprised as follows:

Impact on Net Sales-Consolidated	%	$
Selling price per pound	9.9	17,064
Unit sales volume in pounds	(10.2)	(17,560)
Returns activity	(1.2)	(1,809)
Promotional activity	(0.3)	(462)
Increase in net sales	(1.8)	(2,767)

Net Sales-Frozen Food Products Segment

Net sales in the Frozen Food Products segment decreased by $1,232 (3.2%) to $37,402 in the thirty-six-week period of the 2026 fiscal year compared to the same thirty-six-week period in fiscal year 2025. The changes in net sales were comprised as follows:

Impact on Net Sales-Frozen Food Products	%	$
Selling price per pound	0.4	178
Unit sales volume in pounds	(3.5)	(1,555)
Returns activity	0.1	30
Promotional activity	(0.2)	115
Decrease in net sales	(3.2)	(1,232)

The decrease in net sales for the thirty-six-week period ended July 10, 2026 primarily relates to lower unit sales by volume in pounds partially offset by a higher selling price per pound. The decrease in sales volume was due to a single customer’s non-recurring order from the prior year. Returns activity decreased compared to the same thirty-six-week period in the 2025 fiscal year. Promotional activity was lower in absolute dollars and higher as a percentage of sales.

Net Sales-Snack Food Products Segment

Net sales in the Snack Food Products segment decreased by $1,535 (1.34%) to $114,969 in the thirty-six-week period of the 2026 fiscal year compared to the same thirty-six-week period in fiscal year 2025. The changes in net sales were comprised as follows:

Impact on Net Sales-Snack Food Products	%	$
Selling price per pound	13.3	16,886
Unit sales volume in pounds	(12.6)	(16,005)
Returns activity	(1.6)	(1,839)
Promotional activity	(0.4)	(577)
Decrease in net sales	(1.3)	(1,535)

Net sales of snack food products decreased due to lower unit sales volume in pounds offset by higher selling prices per pound during the third quarter of fiscal year 2026. Price increases implemented during the prior fiscal year have been partially successful in combatting the margin reductions we saw from unprecedented commodity price increases during the preceding twenty-four months. Returns activity increased compared to the same thirty-six-week period in the 2025 fiscal year due to non-recurring shifts in product mix. As we transition to higher margin items returns for lower margin items were temporarily elevated to accommodate the product change. Promotional activity was similar but slightly higher in both absolute dollars and as a percentage of sales compared to the same thirty-six-week period in fiscal year 2025.

Cost of Products Sold and Gross Margin-Consolidated

Cost of products sold from continuing operations decreased on a consolidated basis by $1,194 (1.0%) to $119,359 in the thirty-six-week period of the 2026 fiscal year compared to the same thirty-six-week period in fiscal year 2025. The gross margin decreased to 21.7% in the thirty-six-weeks of fiscal year 2026 compared to 22.3% in the same thirty-six-week period in fiscal year 2025.

Change in Cost of Products Sold by Segment	$	% Consolidated	Commodity Increase (Decrease) $
Frozen Food Products Segment	(313)	(0.3)	(229)
Snack Food Products Segment	(881)	(0.7)	7,887
Total	(1,194)	(1.0)	7,658

Cost of Products Sold and Gross Margin-Frozen Food Products Segment

Cost of products sold in the Frozen Food Products segment decreased by $313 (1.1%) to $28,635 in the thirty-six-week period of the 2026 fiscal year compared to the same thirty-six-week period in fiscal year 2025. The cost of purchased flour decreased by approximately $229 based on global economic conditions in the thirty-six-week period of fiscal year 2026 compared to the same thirty-six-week period in fiscal year 2025. The gross margin decreased to 23.4% in the thirty-six-weeks of fiscal year 2026 compared to 25.1% in the same thirty-six-week period in fiscal year 2025 due to similar overhead costs on lower gross sales.

Cost of Products Sold and Gross Margin-Snack Food Products Segment

Cost of products sold in the Snack Food Products segment decreased by $881 (1.0%) to $90,724 in the thirty-six-week period of the 2026 fiscal year compared to the same thirty-six-week period in fiscal year 2025 due to a reduction in unit sales volume in pounds. The cost of meat commodities increased by approximately $7,887 due to a strategic buildup of inventory to take advantage of favorable pricing and sustained increases in price compared to the same period in fiscal year 2025. The gross margin decreased slightly to 21.1% in the thirty-six-weeks of fiscal year 2026 compared to 21.4% in the same thirty-six-week period in fiscal year 2025.

Selling, General and Administrative Expenses-Consolidated

Selling, general and administrative expenses (“SG&A”) decreased by $347 (4.1%) to $43,459 in the thirty-six-week period of fiscal year 2026 compared to the same thirty-six-week period in the prior fiscal year. The table below summarizes the significant expense increases (decreases) included in this category:

	36 Weeks Ended		Expense
	July 10, 2026	July 11, 2025	(Decrease) Increase
Outside Consultants	$2,478	$1,902	$576
Wages and bonus	15,994	16,387	(393)
Vehicle Repairs	1,209	868	341
Provision for credit losses on accounts receivable	(22)	313	(336)
Health and life insurance	2,948	2,648	300
Pension benefits	(105)	180	(285)
Storage unit rent	1,686	1,858	(172)
Travel expenses	1,896	2,067	(171)
Other SG&A	17,375	17,583	(208)
Total - SG&A	$43,459	$43,806	$(347)

Outside consulting costs have increased due to higher advisory services including cost analysis and reduction assistance. Wages and bonuses, storage units and travel expenses all decreased due to the ongoing reorganization of our direct-store delivery system. Vehicle repairs increased due to maintenance costs for direct-store delivery vehicles. The provision for credit losses on accounts receivable was lower for the thirty-six weeks ended July 10, 2026, as compared to the same prior year period ended July 11, 2025. The decrease was caused by a bankruptcy filing of one of our customers, in the amount of $364 in the prior year, which did not recur. Insurance costs increased due to higher annual premiums. Healthcare costs increased as a result of higher premiums and increased claims activity. Pension benefits decreased due to investment returns. None of the changes individually or as a group of expenses in “Other SG&A” were significant enough to merit separate disclosure. The major components comprising the decrease of “Other SG&A” were postage/shipping expense and non-deductible penalties.

Selling, General and Administrative Expenses-Frozen Food Products Segment

SG&A expenses in the Frozen Food Products segment decreased by $365 (3.9%) to $9,036 in the thirty-six-week period of fiscal year 2026 compared to the same thirty-six-week period in the prior fiscal year. The overall decrease in SG&A expenses was mostly due to a decrease in travel expense and product advertising, including broker commission.

Selling, General and Administrative Expenses-Snack Food Products Segment

SG&A expenses in the Snack Food Products segment increased by $18 (0.1%) to $34,423 in the thirty-six-week period of fiscal year 2026 compared to the same thirty-six-week period in the prior fiscal year. Most of the decrease was due to lower wages and bonuses, storage units and travel expenses due to the ongoing reorganization of our direct-store delivery-system partially offset by high outside consultant fee and vehicle repairs.

Income Taxes-Consolidated

Income tax for the thirty-six weeks ended July 10, 2026, and July 11, 2025, was as follows:

	July 10, 2026	July 11, 2025
Benefit on income taxes	$(2,180)	$(2,283)

Effective tax rate	21.9%	25.7%

We recorded a benefit on income taxes of $2,180 for the thirty-six-week period ended July 10, 2026, and a benefit on income taxes of $2,283 for the thirty-six-week period ended July 11, 2025, related to federal and state taxes, based on the Company’s expected annual effective tax rate. The effective income tax rate differed from the applicable mixed statutory rate of approximately 26.4% due to non-deductible meals and entertainment, non-taxable gains and losses on life insurance policies, and state income taxes.

Liquidity and Capital Resources

The principal source of operating cash flows is cash receipts from the sale of our products, net of costs to manufacture, store, market and deliver such products. We evaluate cash and cash equivalents against our borrowing capacity and short-term and long-term investments. We normally fund our operations from cash balances and cash flow generated from operations. Recent losses may necessitate short-term or long-term borrowing to fund inventory purchases to meet customer orders. We are focused on restoring profitability to the Company by driving top-line revenue growth and reducing costs. In line with this focus, the Company has expanded production of customer products under private-label arrangements with the goal of increasing product sales volume. Market data indicates that due to higher inflation and rising costs for basic needs, consumers are increasingly turning to private-label products to reduce their expenses. We reorganized our direct-store-delivery route system in response to lower sales volume through that distribution channel, including reducing the number of routes, storage units and vehicles while maintaining superior service to our customers. We are also seeking bids for production materials to drive increased competition among our vendors while maintaining quality inputs at the best possible price.

We have implemented multiple price increases on our products to help offset some of the higher costs for meat commodities and other expenses, and we are focused on reducing selling, general and administrative expenses. Certain factors including but not limited to increased commodity costs, tariffs, the willingness of customers to accept price increases and inflation of input costs, to name a few, may cause future outcomes to differ materially from those foreseen in forward-looking statements. As of July 10, 2026, we had $1,548 of current debt on equipment loans, $34,967 of net working capital and $1,500 available under our revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) described below.

All of our operating segments have been impacted by inflation, including higher costs for labor, freight and specific materials related to product manufacturing and delivery. We expect this trend to continue throughout the remainder of fiscal year 2026. Additionally, commodity costs, including meat and flour costs, have and may continue to fluctuate due to both political and economic conditions. Despite these higher commodity costs, we may not be able to increase our product prices in a timely manner or sufficiently to offset such increased commodities or other costs due to consumer price sensitivity, pricing in relation to competitors and the reluctance of retailers to accept the price increase. Instances of higher interest rates, general price inflation or deflation, higher raw materials costs, labor shortages or supply chain issues could adversely affect the Company’s financial results and its liquidity. Higher product prices could potentially lower demand for our products and decrease volume. Management believes there are various options available to generate additional liquidity to repay debt or fund operations such as mortgaging real estate, should that be necessary. Our ability to increase liquidity will depend upon, among other things, our business plans, the performance of operating divisions, and the economic conditions of capital markets. If we are unable to increase liquidity through mortgaging real estate or additional borrowing, or generate positive cash flow necessary to fund operations, we may not be able to compete successfully, which could negatively impact our business, operations, and financial condition. With the cash expected to be generated from the Company’s operations, we anticipate that we will maintain sufficient liquidity to operate our business for at least the next twelve months. We will continue to monitor the impact of inflation and interest rate volatility on our liquidity and, if necessary, take action to preserve liquidity and ensure that our business can operate during these uncertain times.

Cash flows from operating activities for the thirty-six weeks ended:

	July 10, 2026	July 11, 2025
Net loss	$(7,775)	$(6,610)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,245	4,459
Additions to (reduction in) provision for credit losses on accounts receivable	(22)	313
Additions to (reduction in) promotional allowances	(84)	(589)
(Gain) on sale of property, plant, and equipment	(61)	(167)
Deferred income taxes, net	(2,044)
Changes in operating working capital	1,768	(2,974)
Net cash used in operating activities	$(3,973)	$(5,568)

For the thirty-six weeks ended July 10, 2026, net cash used in operating activities was $3,973, which was $1,595 less cash used than during the same period in fiscal year 2025. The decrease in net cash used in operating activities primarily relates to a decrease in promotional allowance of $505, and a decrease of accounts receivable of $3,813, partially offset by an increase in inventories of $10,682. During the thirty-six-week period ended July 10, 2026, we did not contribute towards our defined benefit pension plan. Plan funding strategies may be adjusted depending upon economic conditions, investment options, tax deductibility, or recent legislative changes in funding requirements.

Our cash conversion cycle (defined as days of inventory and trade receivables less days of trade payables outstanding) was equal to 60 days for the thirty-six-week period ended July 10, 2026. The decrease in the cash conversion cycle from 68 days to 60 days as compared to the thirty-six-week period ended July 11, 2025, was caused by a decrease in inventory.

Cash flows from investing activities for the thirty-six weeks ended:

	July 10, 2026	July 11, 2025
Proceeds from sale of property, plant, and equipment	$61	$151
Additions to property, plant, and equipment	(668)	(1,882)
Net cash used in investing activities	$(607)	$(1,731)

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

The table below highlights additions to property, plant and equipment for the thirty-six weeks ended:

	July 10, 2026	July 11, 2025
Changes in projects in process	$(2,271)	$(135)
Direct-store-delivery and sales vehicles	404	1,064
Packaging lines	315	103
Computer hardware and software	-	185
Temperature control	86	90
Processing equipment	1,830	48
Building improvement	107	502
Quality Control	184	-
Furniture and fixtures and forklifts	13	25
Additions to property, plant, and equipment	$668	$1,882

Cash flows from financing activities for the thirty-six weeks ended:

	July 10, 2026	July 11, 2025
Change in lease and right-of-use obligations	$(893)	$(810)
Proceeds from bank borrowings	6,000	2,000
Repayment of notes payable - equipment	(1,070)	(718)
Net cash provided by (used in) financing activities	$4,037	$472

Our stock repurchase program was approved by our Board of Directors in November 1999 and was expanded in June 2005. Under the stock repurchase program, we are authorized, at the discretion of management and our Board of Directors, to purchase up to an aggregate of 2,000,000 shares of our common stock on the open market. As of July 10, 2026, 120,113 shares remained authorized for repurchase under the program.

Revolving Credit Facility

On July 23, 2025, we entered into an amended and restated credit agreement dated (as further amended, the “Amended and Restated Credit Agreement”), with Wells Fargo that amends, restates and supersedes our existing credit agreement with Wells Fargo dated November 30, 2024, that was set to expire by its terms on November 30, 2025. Under the terms of the Amended and Restated Credit Agreement and the associated revolving line of credit note, we may borrow up to $7,500 from time to time until September 29, 2026, at an interest rate equal to (a) the daily simple secured overnight financing rate plus 2.5%, or if unavailable, (b) the prime rate, in each case as determined by Wells Fargo. The revolving credit facility has an unused commitment fee of 0.35% of the available loan amount, payable on a quarterly basis. Amounts may be repaid and reborrowed during the term of the note. Accrued interest is payable on the first day of each month and the outstanding principal balance and remaining interest are due and payable on September 29, 2026. As of July 10, 2026, we were in violation of the net income covenant and the quick ratio covenant of the Amended and Restated Credit Agreement. Wells Fargo waived these breaches by letter dated August 13, 2026. The Company is otherwise in compliance with all other covenants under the Amended and Restated Credit Agreement Refer to Note 1 – Summary of Significant Accounting Policies – Subsequent Events and Note 6 – Equipment Notes Payable and Financial Arrangements of the Notes to the Condensed Consolidated Financial Statements included within this Report for further information.

Equipment Notes Payable

On December 26, 2018, we entered into a master collateral loan and security agreement with Wells Fargo (the “Original Wells Fargo Loan Agreement”) for up to $15,000 in equipment financing which was amended and expanded as detailed below. We subsequently entered into additional master collateral loan and security agreements with Wells Fargo on each of April 18, 2019, December 19, 2019, March 5, 2020, and April 17, 2020 (the Original Wells Fargo Loan Agreement and the subsequent agreements collectively referred to as the “Wells Fargo Loan Agreements”).

On February 19, 2026, we entered into a master equipment lease agreement with First National Capital (“FNC”) for $2,000 in equipment financing with a maturity date of February 2029.

The following table reflects major components of our revolving credit facility and equipment notes payable as of July 10, 2026, and October 31, 2025.

	July 10, 2026	October 31, 2025

Revolving credit facility with Wells Fargo	$6,000	$2,000
Equipment notes payable:
3.68% note with Wells Fargo due 04/16/27	957	1,794
Master equipment note with FNC	1,768	-
Total debt	8,725	3,794
Less current debt	(7,548)	(3,121)
Total long-term debt	$1,177	$673

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting other than those discussed above that occurred during the fiscal quarter ended July 10, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

No unregistered securities were sold during the third quarter of fiscal year 2026.

Repurchase of Equity Securities

No equity securities were repurchased during the third quarter of fiscal year 2026.

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

During the fiscal quarter ended July 10, 2026, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

BRIDGFORD FOODS CORPORATION
(Registrant)

Dated: August 24, 2026	By:	/s/ Cindy Matthews-Morales
Cindy Matthews-Morales
Chief Financial Officer, Secretary
(Duly Authorized Officer, Principal Financial and Accounting Officer)

- 28 -